Form 10-Q
period 1994-03-31
PENN VIRGINIA CORP
filed 1994-05-13
CIK 77159

FORM 10-Q




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994

Commission File No. 0-753



                          PENN VIRGINIA CORPORATION
              (exact name of registrant as specified in its charter)

       VIRGINIA                                                    23-1184320
(State or other jurisdiction of                            (I.R.S. Employer's
 incorporation or organization)                              Identification No.)

800 The Bellevue, 200 South Broad Street, Philadelphia, PA               19102
      (Address of principal executive offices)                        (Zip Code)

                 (215) 545-6600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes      X                          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




           Class                                 Outstanding at March 31, 1994
Common Stock, $6.25 par value                            4,279,540 Shares


                          PENN VIRGINIA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)





                                                         Three Months
                                                        Ended March 31
                                                        1994        1993
                                                     (In thousands, except
                                                        per share data)

Operating revenues:
  Sales                                              $   121     $   123
  Coal royalties                                       3,528       3,143
  Oil and gas sales and royalties                      4,341       4,020
  Dividends                                              577         541
  Other income, net                                      578         371
      Total                                            9,145       8,198

Expenses:
  Cost of sales                                          640         641
  Selling, general and administrative                  1,682       1,605
  Exploration and development                             69         243
  Depreciation, depletion and amortization             1,551       1,365
  Taxes other than on income                             409         433
  Interest                                               454         481
      Total                                            4,805       4,768

Income from operations                                 4,340       3,430
Income taxes                                           1,100         832

Net income                                           $ 3,240     $ 2,598

Income per common share (based on 4,279,540
  weighted average shares outstanding in 1994
  and 1993):                                          $   .76     $   .61





See accompanying notes to condensed consolidated financial statements.


                            PENN VIRGINIA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                               (UNAUDITED)
                                              March 31, 1994   December 31,1993
ASSETS
Current assets
  Cash and cash equivalents                        $  23,342         $  23,869
  Receivables                                          3,069             3,880
  Current portion of long-term notes receivable        3,571             3,571
  Inventory                                              552               438
  Current deferred tax benefit                           669               669
  Other                                                  411               514
    Total current assets                              31,614            32,941

Investments                                           87,498            94,562
Long-term notes receivable, net of current portion    11,120            11,841
Property, plant and equipment (net)                   73,480            74,093
Other assets                                             813               822
Total assets                                       $ 204,525         $ 214,259

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments on long-term debt           $   7,625         $   7,625
  Accounts payable                                     1,643             4,456
  Accrued expenses                                     4,977             4,535
  Deferred income                                        210               214
  Taxes on income                                        100               587
   Total current liabilities                          14,555            17,417

Other liabilities                                      7,578             7,669
Deferred taxes                                        32,209            34,821
Long-term debt, net of current installments           15,525            16,575

Shareholders' Equity
  Preferred stock of $100 par value -
   authorized 100,000 shares; issued none                -                 -
  Common stock of $6.25 par value -
   authorized 8,000,000 shares; issued 4,437,517
   shares in 1994 and 1993                            27,734            27,734
  Other paid-in capital                               34,685            34,685
  Retained earnings                                   31,925            30,603
                                                      94,344            93,022

   Less:  157,977 shares in 1994 and 1993
            of common stock held in treasury           7,435             7,435
          Guaranteed debt to Employee Stock
            Ownership Plan                               750               900
   Add:  Unrealized holding gain - investments        48,499            53,090
         Total shareholders' equity                  134,658           137,777

Total liabilities and shareholders' equity         $ 204,525         $ 214,259





See accompanying notes to condensed consolidated financial statements.


                            PENN VIRGINIA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                           Three Months
                                                          Ended March 31
                                                          (In thousands)
                                                        1994          1993
Cash flows from operating activities:
  Net cash flows from operating activities            $  2,290     $  2,881

Cash flows from (used in) investing activities:
  Payment received on long-term notes                      934          979
  Proceeds from the sale of fixed assets                   -             34
  Purchases of fixed assets                               (933)        (612)

    Net cash flows provided by investing
     activities                                              1          401

Cash flows from (used in) financing activities:
  Dividends paid                                        (1,918)      (1,912)
  Repayment of long-term debt principal                 (1,050)        (150)
  Reduction in Guaranteed debt to ESOP                     150          150

    Net cash flows (used) by
     financing activities                               (2,818)      (1,912)

Net increase (decrease) in cash and cash equivalents      (527)       1,370
Cash and cash equivalents - beginning balance           23,869        4,153

Cash and cash equivalents - ending balance            $ 23,342     $  5,523

Supplemental disclosures of cash flow information:
  Cash paid to date for:
    Interest                                          $    295     $     78

    Income taxes                                      $  1,755     $    184






See accompanying notes to condensed consolidated financial statements.

                             PENN VIRGINIA CORPORATION





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

        At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


  2.    Property, plant and equipment consist of the following:

                                          March 31, 1994    December 31, 1993
                                                  (In thousands)
        Property, plant and equipment       $ 102,822          $ 101,940
          Less:  Accumulated depreciation
                  and depletion               (29,342)           (27,847)

        Net property, plant and equipment   $  73,480          $  74,093


  3. The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities at March 31, 1994 were as follows:


                                                        Gross
                                                   Unrealized
                                      Amortized       Holding         Fair
                                           Cost          Gain        Value
                                                   (In thousands)
        Available-for-sale
          Westmoreland Coal Company    $  5,263      $    -       $  5,263
          Westmoreland Resources, Inc.    4,530           -          4,530
          Norfolk Southern Corporation    3,096        74,609       77,705
                                       $ 12,889      $ 74,609     $ 87,498


        The amortized cost and fair value of notes receivable which are classified as held-to-maturity securities was $14,691,000 at March 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of operations for the quarter ended March 31, 1994 as compared to the quarter ended March 31, 1993:

      Income from operations before income taxes increased $910,000 or 27% for the first quarter of 1994 compared to the first quarter of 1993. This increase is composed of a $359,000 increase in the coal and land segment, a $154,000 increase in the investment segment, a $257,000 increase in the oil and gas segment and a $140,000 decrease in general corporate expenses and interest.

      Income taxes increased as a result of an increase in book taxable income for the first quarter of 1994.

                                   Coal and Land

                                                  1994        1993
                                              (Thousands of dollars)
Revenues:
  Sales                                        $   121     $   123
  Royalties                                      3,528       3,143
  Other                                            290         275
    Total                                        3,939       3,541

Expenses:
  Cost of sales                                     26           5
  Selling, general and administrative              309         278
  Exploration and development                       39          43
  Depreciation, depletion and amortization          43          37
  Taxes other than on income                        41          56
    Total                                          458         419
  Operating Profit                             $ 3,481     $ 3,122

      The increase in the coal and land segment operating profit of $359,000 or 12% is mainly attributable to increased coal royalties from independent coal lessees due to increased tonnage.

                                    Investments


                                                  1994        1994
                                              (Thousands of dollars)
Revenues:
  Dividends                                     $  577      $  541
  Other                                            125         -
    Total                                          702         541

Expenses:
  Selling, general and administrative               16          10
  Depreciation                                       2           2
  Taxes other than on income                         1          -
    Total                                           19          12
 Operating Profit                               $  683      $  529



      The increase in the investment segment of $154,000 or 29% is mainly attributable to increased dividend income of $36,000 and interest income earned on short-term investments of $125,000 offset in part by an increase of $6,000 in salary expense.

                                    Oil and Gas


                                                  1994        1993
                                              (Thousands of dollars)
Revenues:
  Sales                                        $ 3,720     $ 3,571
  Royalties                                        621         449
  Other                                            106          29
    Total                                        4,447       4,049

Expenses:
  Cost of sales                                    613         636
  Selling, general and administrative              665         497
  Exploration and development                       30         199
  Depreciation, depletion and amortization       1,497       1,314
  Taxes other than on income                       326         344
    Total                                        3,131       2,990
  Operating Profit                             $ 1,316     $ 1,059

      Operating profit for the oil and gas segment increased $257,000 or 24% and is mainly attributable to increased gas pricing and gas royalties of $321,000, an increase in delay rental income of $77,000 and a decrease in exploration and development expense of $169,000 due to the timing of budgeted 1994 expenses. Offsetting this revenue increase is an increase in selling, general and administrative expense of $168,000 and an increase in depreciation, depletion and amortization expense of $183,000.

      The increase is selling, general and administrative expenses is mainly attributable to the expenses associated with relocating Company personnel. The increase in depreciation, depletion and amortization expenses is due primarily to increased gas sales volume and higher depletion rates.

                                     Corporate

      The decrease in general corporate expenses and interest of $140,000 or 11% was due to a decline in interest expense of $24,000 as a result of lower debt balances outstanding and a $116,000 decline in general and administrative expenses due mainly to reductions in salary, legal and consulting expenses.

Financial Condition as of March 31, 1994:

      There were no material changes in the Company's financial condition from that reported as of December 31, 1993.

Liquidity, Capital Resources and Other Financial Data at March 31,1994:

      Working capital at March 31, 1994 was $17.0 million compared to $15.5 million at December 31, 1993. See the Condensed Consolidated Statement of Cash Flows for details regarding the change.

      At March 31, 1994, there were $3.0 million in unused credit lines.

      There are two main factors that could influence future earnings and cash flow of the Company. One of these is gas prices. Since the majority of the Company's gas is sold in the spot market or under contracts less than one year in duration, future earnings will be directly related to the fluctuation of those prices. Any sustained decline in these prices could result in some impairment of oil and gas assets.

      The second factor is the performance of Westmoreland Coal Company, our largest coal lessee. In 1993, Westmoreland reported a loss from continuing operations of $99 million that was caused primarily by the writedown of the assets of various eastern operations. On April 18, 1994, Westmoreland Coal Company ("WCC") announced that its outside auditors had issued a qualified opinion on the Company's 1993 financial statements due to the uncertainty of its ability to continue as a going concern. The opinion was based on losses associated with WCC's eastern coal operations, a working capital deficiency caused by a reclassification of its revolving credit and insurance company debt to current liabilities, and violation of various covenants in the Company's principal credit arrangements.

      After the filing of its annual report, WCC announced an agreement in principle to sell the assets of its cogeneration subsidiary for an amount in excess of $50 million plus the assumption of certain equity commitments. WCC is negotiating with its lenders to restructure its credit facilities. On
May 9, 1994, WCC announced that it had suspended the payment of its preferred stock dividend as a result of negotiations with its lenders. WCC reported that it expects to repay its lenders with the proceeds from the sale of its cogeneration facilities and plans to begin payment of preferred stock dividends again at that time. It is also continuing the process of reviewing its eastern properties with potential purchasers, but no decision nor binding agreements have been made.

      Westmoreland is burdened by a difficult coal price environment and significant costs for retirees and idle mines that must be borne by a shrinking production base. The Company is striving to redefine itself and establish a core of profitable operations upon which it can base its recovery. If Westmoreland cannot mine profitably, then Penn Virginia's cash flows would be adversely affected. A prolonged period of depressed prices for coal would affect the merchantability of the reserves leased to Westmoreland and could ultimately result in a curtailment of production from Penn Virginia's reserves.

      The Company continues to evaluate its investment in Westmoreland and any deterioration in their financial condition that results in the carrying value for that investment being in excess of fair value could result in additional losses.

      Except for matters discussed above, management is not presently aware of any trends or demands which exist or uncertainties which are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




      The accompanying condensed consolidated financial statements have been reviewed by the Company's independent certified public accountants, KPMG Peat Marwick, in accordance with the established professional standards and procedures for such a limited review.

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      (a)   Exhibits

            Exhibit 15:  Letter Re:  Unaudited interim financial information.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed for the quarter ended March 31, 1994.

                                    SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PENN VIRGINIA CORPORATION
                                              (Registrant)



Date:  May 13, 1994               Robert J. Jaeger
                                 (Robert J. Jaeger, Vice President, Treasurer &
                                    Controller)
                                 (Principal Financial and Accounting Officer)

                          INDEPENDENT ACCOUNTANT'S REPORT


The Board of Directors
Penn Virginia Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of March 31, 1994 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                KPMG PEAT MARWICK

                                                KPMG Peat Marwick


Philadelphia, PA
May 10, 1994