Form 10-Q
period 1994-06-30
PENN VIRGINIA CORP
filed 1994-08-15
CIK 77159

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                    OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-753

                        PENN VIRGINIA CORPORATION
         (Exact name of registrant as specified in its charter)

          VIRGINIA                                        23-1184320
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

     800 THE BELLEVUE 200 SOUTH BROAD STREET, PHILADELPHIA, PA 19102
                   (Address of principal executive offices)
                                 (Zip code)

                              (215) 545-6600
             (Registrant's telephone number; including area code)

                                  NONE
             (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No

Number of shares of common stock of registrant outstanding
at June 30, 1994:  4,279,540



                 PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)



                                       Three Months          Six Months
                                      Ended June 30,       Ended June 30,
                                        1994    1993         1994    1993
                                              (In thousands, except
                                                  per share data)
Operating revenues:
  Sales                              $   101 $    10      $   222 $   133
  Coal royalties                       3,848   3,424        7,376   6,567
  Oil and gas sales and
    royalties                          4,039   3,554        8,380   7,574
  Dividends                              857     589        1,434   1,130
  Other income, net                      481     644        1,059   1,015
        Total                          9,326   8,221       18,471  16,419

Expenses:
  Cost of sales                          801     672        1,441   1,313
  Selling, general and administrative  1,689   1,799        3,371   3,404
  Exploration and development            185     155          254     398
  Depreciation, depletion and
    amortization                       1,481   1,300        3,032   2,665
  Taxes other than on income             355     426          764     859
  Interest                               420     471          874     952
        Total                          4,931   4,823        9,736   9,591

Income from operations                 4,395   3,398        8,735   6,828
Income taxes                           1,118     820        2,218   1,652

Net income                           $ 3,277 $ 2,578      $ 6,517 $ 5,176

Income per common share (based on
  4,279,540 weighted average shares
  outstanding in 1994 and 1993):     $   .76 $   .60      $  1.52 $  1.21























See accompanying notes to condensed consolidated financial statements.



                          PENN VIRGINIA CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                                               (UNAUDITED)
                                              June 30, 1994 December 31, 1993

ASSETS
Current assets
  Cash and cash equivalents                       $   9,847       $  23,869
  Receivables                                         5,058           3,880
  Current portion of long-term notes receivable       3,571           3,571
  Inventory                                             638             438
  Current deferred tax benefit                          669             669
  Other                                                 868             514
    Total current assets                             20,651          32,941

Investments                                          85,544          94,562
Long-term notes receivable, net of current portion   10,210          11,841
Property, plant and equipment (net)                  80,347          74,093
Other assets                                            805             822
Total assets                                      $ 197,557       $ 214,259

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments on long-term debt          $   7,625       $   7,625
  Accounts payable                                    1,110           4,456
  Accrued expenses                                    3,493           4,535
  Deferred income                                       207             214
  Taxes on income                                       -               587
    Total current liabilities                        12,435          17,417


Other liabilities                                     7,491           7,669
Deferred taxes                                       31,685          34,821
Long-term debt, net of current installments          11,050          16,575

Shareholders' Equity
  Preferred stock of $100 par value -
    authorized 100,000 shares; issued none              -             -
  Common stock of $6.25 par value -
    authorized 8,000,000 shares; issued 4,437,517
    shares in 1994 and 1993                          27,734           27,734
  Other paid-in capital                              34,685           34,685
  Retained earnings                                  33,283           30,603
                                                     95,702           93,022

  Less:    157,977 shares in 1994 and 1993
             of common stock held in treasury         7,435            7,435
           Guaranteed debt to Employee Stock
             Ownership Plan                             600              900
  Add:     Unrealized holding gain, net of tax-
             investments                             47,229           53,090
             Total shareholders' equity             134,896          137,777
Total liabilities and shareholders' equity        $ 197,557        $ 214,259




See accompanying notes to condensed consolidated financial statements.

                  PENN VIRGINIA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                               Six Months
                                                              Ended June 30,
                                                              (In Thousands)
                                                              1994      1993
Cash flows from operating activities:
          Net cash flows from operating activities        $  2,259  $  8,606

Cash flows from (used in) investing activities:
     Payment received on long-term notes                     2,057     1,917
     Proceeds from the sale of fixed assets                    -          73
     Purchases of fixed assets                              (9,277)   (2,753)

          Net cash flows (used in) investing
            activities                                      (7,220)     (763)
Cash flows from (used in) financing activities:
     Dividends paid                                         (3,836)   (3,825)
     Repayment of long-term borrowings                      (5,525)   (1,725)
     Reduction in Guaranteed debt to ESOP                      300       300
          Net cash flows (used in) financing activitie      (9,061)   (5,250)

Net increase (decrease) in cash and cash equivalents       (14,022)    2,593
Cash and cash equivalents - beginning balance               23,869     4,153

Cash and cash equivalents - ending balance                $  9,847  $  6,746

Supplemental disclosures of cash flow information:
     Cash paid to date for:
          Interest                                        $  1,097  $    891
          Income taxes                                    $  2,770  $  1,052


























See accompanying notes to condensed consolidated financial statements.


                          PENN VIRGINIA CORPORATION




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, and the results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993.
      At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

 2.   Property, plant and equipment consist of the following:

                                             June 30, 1994  December 31, 1993
                                                     (In thousands)
      Property, plant and equipment              $ 111,166          $ 101,940
        Less:  Accumulated depreciation
                   and depletion                   (30,819)           (27,847)

      Net property, plant and equipment          $  80,347          $  74,093

      During the second quarter of 1994, Penn Virginia Oil and Gas Corporation
      (PVOG) acquired the assets of CD & G Development Corporation of Pikeville, Kentucky for approximately $7 million. The CD & G assets include 116 producing oil and gas wells with proved reserves estimated at 17.5 billion cubic feet of gas. The CD & G acquisition, which increased PVOG's proven reserves by approximately 10%, also includes approximately sixty future drilling locations as well as numerous recompletion opportunities and provides an excellent fit with PVOG's existing properties in eastern Kentucky and West Virginia.


 3. The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities at June 30, 1994 were as follows:

                                                        Gross
                                                   Unrealized
                                        Amortized     Holding        Fair
                                             Cost        Gain       Value
                                                  (In thousands)
          Available-for-sale:
            Westmoreland Coal Company    $  5,263    $    -      $  5,263
            Westmoreland Resources, Inc.    4,530         -         4,530
            Norfolk Southern Corporation    3,096      72,655      75,751
                                         $ 12,889    $ 72,655    $ 85,544

      The amortized cost and fair value of notes receivable which are classified as held-to-maturity securities was $13,781,000 at June 30, 1994.

Management's Discussion and Analysis of
     Results of Operations and Financial Condition

Results of operations for the quarter ended June 30, 1994 as compared to the quarter ended June 30, 1993:

     Income from operations before income taxes increased $997,000 or 29% for the second quarter of 1994 compared to the second quarter of 1993. This in-crease is composed of a $598,000 increase in the coal and land segment, a $383,000 increase in the investment segment, a $166,000 decrease in the oil and gas segment and a $182,000 decrease in general corporate expenses and interest.

     Income taxes increased as a result of an increase in book taxable income for the second quarter of 1994.

                               Coal and Land
                                                  Three Months
                                                 Ended June 30,
                                                  1994      1993
                                             (Thousands of dollars)
Revenues:
  Sales                                        $   101   $    10
  Royalties                                      3,848     3,424
  Other                                            298       290
    Total                                        4,247     3,724

Expenses:
  Cost of sales                                     15        21
  Selling, general and administrative              285       358
  Exploration and development                       51        43
  Depreciation, depletion and amortization          43        50
  Taxes other than on income                        33        30
    Total                                          427       502
  Operating Profit                             $ 3,820   $ 3,222

     The increase in the coal and land segment operating profit of $598,000 or 19% is mainly attributable to increased coal royalties from independent coal lessees and Westmoreland Coal Company's Virginia operations of $285,000 and $204,000 respectively, due to increased tonnage and also to an increase in bulk timber sales of $91,000. Penn Virginia Corporation received royalties from Westmoreland Coal Company totalling $2,941,000 and $2,801,000 for the three months ending June 30, 1994 and 1993 respectively.

                                Investments
                                                  Three Months
                                                 Ended June 30,
                                                  1994      1993
                                             (Thousands of dollars)
Revenues:
  Dividends                                      $ 857     $ 589
  Other                                             99       -
    Total                                          956       589

Expenses:
  Selling, general and administrative               16        32
  Depreciation                                       2         2
    Total                                           18        34
 Operating Profit                                $ 938     $ 555


     The increase in the investment segment operating profit of $383,000 or 69% is mainly attributable to increased dividend income of $268,000 due to the timing of Westmoreland Resources, Inc. dividend receipt. Interest income earned on short-term investments increased $99,000 and legal expenses decreased $27,000 offset in part by an increase of $11,000 in salary expense.

                                 Oil and Gas
                                                  Three Months
                                                  Ended June 30,
                                                  1994      1993
                                               (Thousands of dollars)
Revenues:
  Sales                                        $ 3,579   $ 3,113
  Royalties                                        460       441
  Other                                             30       307
    Total                                        4,069     3,861

Expenses:
  Cost of sales                                    787       651
  Selling, general and administrative              662       545
  Exploration and development                      134       113
  Depreciation, depletion and amortization       1,426     1,235
  Taxes other than on income                       287       378
    Total                                        3,296     2,922
  Operating Profit                             $   773   $   939

     Operating profit for the oil and gas segment decreased $166,000 or 18%. This decrease is due mainly to a decrease in other income of $277,000, an increase in cost of sales of $136,000, an increase of $117,000 in selling general and administrative expenses and an increase in depreciation, depletion and amortization of $191,000 offset in part by a decrease in taxes other than on income of $91,000 and an increase in oil and gas sales of $466,000.

     The decrease in other income of $277,000 is due mainly to a one-time payment for leased property received in 1993. The increase in cost of sales of $136,000 correlates to the increased oil and gas sales volume activity during the second quarter of 1994. Depreciation, depletion and amortization increased $191,000 due primarily to higher depletion rates and increased oil and gas sales volume. Selling, general and administrative expenses increased $117,000 due mainly to company personnel relocation expenses and the move of Penn Virginia Oil and Gas Corporation's headquarters from Duffield, Virginia to Kingsport, Tennessee.

     The decrease in taxes other than on income of $91,000 was due primarily to lower property and franchise tax expense. The increase in oil and gas sales is due mainly to increased gas volumes from existing producing properties located in West Virginia.

                                  Corporate

     The decrease in general corporate expenses and interest of $182,000 or 18% was due to a decline in interest expense of $51,000 as a result of lower debt balances outstanding and a $131,000 decline in general and administrative expenses due mainly to reductions in salary, insurance and consulting expenses.



Results of operations for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993:

     Income from operations before income taxes increased $1,907,000 or 28%. This increase is comprised of a $957,000 increase in the coal and land segment, a $537,000 increase in the investment segment, a $91,000 increase in the oil and gas segment and a decrease of $322,000 in general corporate expenses and interest.

     Income taxes increased as a result of an increase in book taxable income for the first half of 1994.

                               Coal and Land
                                                      Six Months
                                                    Ended June 30,
                                                    1994      1993
                                                (Thousands of dollars)
Revenues:
  Sales                                          $   222   $   133
  Royalties                                        7,376     6,567
  Other                                              588       565
    Total                                          8,186     7,265

Expenses:
  Cost of sales                                       41        26
  Selling, general and administrative                594       636
  Exploration and development                         90        86
  Depreciation, depletion and amortization            86        87
  Taxes other than on income                          74        86
    Total                                            885       921
  Operating Profit                               $ 7,301   $ 6,344

     The increase in the coal and land segment operating profit of $957,000 or 15% is mainly attributable to increased coal royalties from independent coal lessees and Westmoreland Coal Company's Virginia operations of $685,000 and $167,000 respectively, due to increased tonnage mined and to an increase in bulk timber sales of $99,000 in the first half of 1994 versus 1993. Penn Virginia Corporation received royalties from Westmoreland Coal Company total-ling $5,543,000 and $5,419,000 for the six months ending June 30, 1994 and 1993 respectively.
                                Investments
                                                      Six Months
                                                    Ended June 30,
                                                    1994      1993
                                                (Thousands of dollars)
Revenues:
  Dividends                                      $ 1,434   $ 1,130
  Other                                              224       -
    Total                                          1,658     1,130

Expenses:
  Selling, general and administrative                 32        42
  Depreciation                                         4         4
  Taxes other than on income                           1         -
    Total                                             37        46
 Operating Profit                                $ 1,621   $ 1,084


     The increase in the investment segment operating profit of $537,000 or 50% is mainly attributable to increased dividend income of $304,000 due to the timing of dividends received from Westmoreland Resources, Inc. in 1994. Interest income earned on short-term investments increased $224,000 and legal expenses decreased $32,000 offset in part by an increase in salary expense of $20,000.

                                 Oil and Gas
                                                    Six Months
                                                  Ended June 30,
                                                  1994      1993
                                               (Thousands of dollars)
Revenues:
  Sales                                        $ 7,299   $ 6,684
  Royalties                                      1,081       890
  Other                                            136       336
    Total                                        8,516     7,910

Expenses:
  Cost of sales                                  1,400     1,287
  Selling, general and administrative            1,327     1,042
  Exploration and development                      164       312
  Depreciation, depletion and amortization       2,923     2,549
  Taxes other than on income                       613       722
    Total                                        6,427     5,912
  Operating Profit                             $ 2,089   $ 1,998

     Operating profit for the oil and gas segment increased $91,000 or 5%.
This increase is due mainly to increased gas sales and royalties as a result of an increase in gas pricing, a decrease in exploration and development expense and a decrease in property and franchise tax expense offset in part by a re-duction in other income and higher depletion expense due to higher depletion rates and gas sales volume. Additional offsets to this operating profit in-crease include an increase in the cost of sales due to higher sales volume and increased selling, general and administrative expenses due in part to the relocation of the headquarter offices and personnel of Penn Virginia Oil and Gas Corporation from Duffield, Virginia to Kingsport, Tennessee during the month of June.

                                  Corporate

     The decrease in general corporate expenses and interest of $322,000 or 12% was due to a decline in interest expense of $78,000 as a result of lower debt balances outstanding and a $244,000 decline in general and administrative expenses due mainly to reductions in salary, insurance and consulting expenses.

Financial Condition as of June 30, 1994:

     There were no material changes in the Company's financial condition from that reported as of December 31, 1993 except for the change in working capital discussed below.

Liquidity, Capital Resources and Other Financial Data at June 30, 1994:

     Working capital at June 30, 1994 was $8.2 million compared to $15.5 million at December 31, 1993. See the Condensed Consolidated Statement of Cash Flows for details regarding the change.

     At June 30, 1994, there were $2.0 million in unused credit lines.


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

     The second factor is the performance of Westmoreland Coal Company, ("WCX") our largest coal lessee. In 1993, WCX reported a loss from continuing operations of $99 million that was caused primarily by the writedown of the assets of various eastern operations. On April 18, 1994, WCX announced that its outside auditors had issued a qualified opinion on its 1993 financial statements due to the uncertainty of its ability to continue as a going concern. The opinion was based on losses associated with WCX's eastern coal operations, a working capital deficiency caused by a reclass-ification of its revolving credit and insurance company debt to current liabilities, and violation of various covenants in WCX's principal credit arrangements.

     After the filing of its annual report, WCX announced an agreement in principle to sell the assets of its cogeneration subsidiary for an amount in excess of $50 million plus the assumption of certain equity commitments.
On May 9, 1994, WCX announced that it had suspended the payment of its preferred stock dividend as a result of negotiations with its lenders. WCX reported that it expects to repay its lenders with the proceeds from the sale of its cogeneration facilities and plans to begin payment of preferred stock dividends again at that time. WCX also announced that it is also continuing the process of reviewing its eastern properties with potential purchasers.

     On July 13, 1994 WCX announced that it had reached an agreement with its lenders to extend the maturity dates of two of its credit lines until July 29, 1994. At that time, the balance due on these facilities was $21 million.
WCX is also currently working to extend the maturity of its other outstanding indebtedness of $25 million, relating to letters of credit issued in connection with WCX's interest in a coal export facility. Additionally, WCX has stated that it is continuing discussions with all of its lenders to allow an extension of all its debt maturities beyond July 29, 1994 to correspond with the expected closing of certain asset sales. WCX announced that these bank negotiations and asset sales are part of its ongoing efforts to reduce costs and reestablish itself as a profitable enterprise. WCX is continuing to mine and sell coal from its principal operations both on and off the Penn Virginia leases.

     On July 28, 1994 WCX announced that it had reached a definitive agreement to sell the assets of its wholly-owned subsidiary, Kentucky Criterion Coal Company, to CONSOL of Kentucky, Inc., a member of the CONSOL coal group for $85 million subject to an inventory adjustment at closing. The sale is subject to third party consents. WCX has stated that the proceeds from this sale would enable it to discharge its debt obligations of approximately $46 million. WCX anticipates the closing of this sale to occur sometime in the fourth quarter of 1994 and believes that its creditors will extend repayment of its outstanding debt obligations until the closing.

     WCX is burdened by a difficult coal price environment and significant costs for retirees and idle mines that must be borne by a shrinking production base. If WCX cannot mine profitably, then Penn Virginia's cash flows would be adversely affected. A prolonged period of depressed prices for coal would affect the reserves leased to WCX and could ultimately result in a curtailment of production from Penn Virginia's reserves.

     The Company continues to evaluate its investment in WCX and any deterioration in their financial condition that results in the carrying value for that investment being in excess of fair value could result in additional losses.

     Except for matters discussed above, management is not presently aware of any trends or demands which exist or uncertainties which are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

     The accompanying condensed consolidated financial statements have been reviewed by the Company's independent certified public accountants, KPMG Peat Marwick, in accordance with the established professional standards and procedures for such a limited review.

                        PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of Penn Virginia Corporation was held on May 3, 1994, for the purpose of electing a board of directors for the ensuing year and to transact such other business as may properly come before the meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and the results of the election of the board of directors are as follows:

                                       FOR    AGAINST     ABSTAINING

     Eckhard Albrecht                 82.4%     1.0%        16.6%
     Lennox K. Black                  82.4%     1.0%        16.6%
     John D. Cadigan                  82.4%     1.0%        16.6%
     Hans Michael Gaul                82.4%     1.0%        16.6%
     John A. H. Shober                82.4%     1.0%        16.6%
     Frederick C. Witsell, Jr.        82.4%     1.0%        16.6%
     Minturn T. Wright, III           82.4%     1.0%        16.6%

No other business at the meeting required a shareholder vote.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

            Exhibit 15:  Letter Re:  Unaudited interim financial information.

     (b)  Reports on Form 8-K:

           No reports on Form 8-K were filed for the quarter ended June 30, 1994.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PENN VIRGINIA CORPORATION
                                                       (Registrant)



Date: August 12, 1994                          ROBERT J. JAEGER
                      Robert J. Jaeger, Vice President, Treasurer & Controller
                             (Principal Financial and Accounting Officer)

                       INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Penn Virginia Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of June 30, 1994 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 1994 and 1993, and condensed consolidated statement of cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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








Philadelphia, PA
August 12, 1994