Form 10-Q
period 1994-09-30
PENN VIRGINIA CORP
filed 1994-11-14
CIK 77159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON  D.C. 20549

                                  FORM 10-Q

(X)         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                    OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-753

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

                                 (215)545-6600
            (Registrant's telephone number; including area code)

                                    NONE
                 (Former name, former address and former fiscal year,
                             if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Number of shares of common stock of registrant outstanding
at September 30, 1994:  4,279,540



                    PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                      Three Months          Nine Months
                                   Ended September 30,   Ended September 30,
                                        1994     1993         1994     1993
                                               (In thousands, except
                                                  per share data)
Operating revenues:
  Sales                              $   163  $   238      $   385  $   371
  Coal royalties                       3,990    3,452       11,366   10,019
  Oil and gas sales and
    royalties                          3,687    3,169       12,067   10,743
  Dividends                              577      593        2,011    1,723
  Other income, net                      567      436        1,626    1,451
        Total                          8,984    7,888       27,455   24,307

Expenses:
  Cost of sales                          833      652        2,274    1,965
  Selling, general and administrative  2,305    1,594        5,676    4,998
  Exploration and development            265      194          519      592
  Depreciation, depletion and
    amortization                       1,534    1,247        4,566    3,912
  Taxes other than on income             377      365        1,141    1,224
  Interest                               373      451        1,247    1,403
        Total                          5,687    4,503       15,423   14,094

Income from operations                 3,297    3,385       12,032   10,213
Income tax expense (benefit)            (190)     690        2,028    2,342

Net income                           $ 3,487  $ 2,695      $10,004  $ 7,871

Income per common share (based on
  4,279,540 weighted average shares
  outstanding):                      $   .82  $   .63      $  2.34  $  1.84























See accompanying notes to condensed consolidated financial statements.



                          PENN VIRGINIA CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                                                    (Unaudited)
                                          September 30, 1994 December 31, 1993

ASSETS
Current assets
  Cash and cash equivalents                        $   8,322       $  23,869
  Receivables                                          5,013           3,880
  Current portion of long-term notes receivable        3,571           3,571
  Inventory                                              734             438
  Current deferred tax benefit                           669             669
  Other                                                1,447             514
    Total current assets                              19,756          32,941

Investments                                           84,642          94,562
Long-term notes receivable, net of current portion     9,504          11,841
Property, plant and equipment (net)                   83,667          74,093
Other assets                                             803             822
Total assets                                       $ 198,372       $ 214,259

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments on long-term debt           $   7,475       $   7,625
  Accounts payable                                     1,411           4,456
  Accrued expenses                                     3,873           4,535
  Deferred income                                        203             214
  Taxes on income                                        -               587
    Total current liabilities                         12,962          17,417


Other liabilities                                      7,738           7,669
Deferred taxes                                        31,387          34,821
Long-term debt, net of current installments           10,150          16,575

Shareholders' Equity
  Preferred stock of $100 par value -
    authorized 100,000 shares; issued none               -               -
  Common stock of $6.25 par value -
    authorized 8,000,000 shares; issued 4,437,517
    shares in 1994 and 1993                           27,734          27,734
  Other paid-in capital                               34,793          34,685
  Retained earnings                                   34,850          30,603
                                                      97,377          93,022

  Less:    157,977 shares of common stock
             held in treasury                          7,435           7,435
           Guaranteed debt to Employee Stock
             Ownership Plan                              450             900
  Add:     Unrealized holding gain, net of tax -
             investments                              46,643          53,090
             Total shareholders' equity              136,135         137,777

Total liabilities and shareholders' equity         $ 198,372       $ 214,259




See accompanying notes to condensed consolidated financial statements.

                  PENN VIRGINIA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                             Nine Months
                                                          Ended September 30,
                                                            (In Thousands)
                                                           1994        1993
Cash flows from operating activities:
          Net cash flows from operating activities      $  7,473   $  15,275

Cash flows from (used in) investing activities:
     Payment received on long-term notes                   2,976       2,769
     Proceeds from the sale of fixed assets                  284          73
     Purchases of fixed assets                           (14,398)     (7,718)

          Net cash flows (used in) investing
            activities                                   (11,138)     (4,876)
Cash flows from (used in) financing activities:
     Dividends paid                                       (5,757)     (5,740)
     Repayment of long-term borrowings                    (6,575)     (1,875)
     Reduction in Guaranteed debt to ESOP                    450         450
          Net cash flows (used in) financing activities  (11,882)     (7,165)

Net increase (decrease) in cash and cash equivalents     (15,547)      3,234
Cash and cash equivalents - beginning balance             23,869       4,153

Cash and cash equivalents - ending balance              $  8,322    $  7,387

Supplemental disclosures of cash flow information:
     Cash paid to date for:
          Interest                                      $  1,349    $  1,054

          Income taxes                                  $  3,496    $  2,086


























See accompanying notes to condensed consolidated financial statements.

                          PENN VIRGINIA CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. In the opinion of the Company, the accompanying condensed consoli-dated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, and the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993.
      At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

 2.   Property, plant and equipment consist of the following:

                                        September 30, 1994   December 31, 1993
                                                      (In thousands)
      Property, plant and equipment            $ 115,968           $ 101,940
       Less:  Accumulated depreciation
               and depletion                     (32,301)            (27,847)

      Net property, plant and equipment        $  83,667           $  74,093

      During the second quarter of 1994, Penn Virginia Oil and Gas Corporation (PVOG) acquired the assets of CD & G Development Corporation of Pikeville, Kentucky for approximately $7 million.
      The CD & G assets include 116 producing oil and gas wells with proved reserves estimated at 17.5 billion cubic feet of gas. The
      CD & G acquisition, which increased PVOG's proven reserves by approximately 10%, also includes approximately sixty future drilling locations as well as numerous recompletion opportunities and pro-vides an excellent fit with PVOG's existing properties in eastern Kentucky and West Virginia.

 3. The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities at September 30, 1994 were as follows:

                                                            Gross
                                                       Unrealized
                                             Amortized    Holding       Fair
                                                  Cost       Gain      Value
                                                       (In thousands)
        Available-for-sale:
         Westmoreland Coal Company            $  5,263   $    -     $  5,263
         Westmoreland Resources, Inc.            4,530        -        4,530
         Norfolk Southern Corporation            3,096     71,753     74,849
                          Totals              $ 12,889   $ 71,753   $ 84,642

      The amortized cost and fair value of notes receivable which are classified as held-to-maturity securities was $13,075,000 at September 30, 1994.

                         PENN VIRGINIA CORPORATION

 3. On November 8, 1994 Westmoreland Coal Company (WCX) announced that it had not been able to obtain the consent of TECO Coal Corporation, an affiliate of TECO Energy, Inc. and Tampa Electric, to the assignment of two coal supply subcontracts to CONSOL required to complete its previously announced sale of Kentucky Criterion Coal Company. On that date WCX also announced that it and certain of its subsidiaries had filed for protection under Chapter 11 of the Federal Bankruptcy Code in the State of Delaware in the form of a reorganization proceeding known as a "pre-packaged" plan. For a further discussion of this matter, please refer to the "Liquidity, Capital Resources and Other Financial Data" section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's Discussion and Analysis of
  Results of Operations and Financial Condition

Results of operations for the quarter ended September 30, 1994 as compared to the quarter ended September 30, 1993:

  Income from operations before income taxes decreased $88,000 or 3% for the third quarter of 1994 compared to the third quarter of 1993. This decrease is composed of a $467,000 increase in the coal and land segment, a $30,000 in-crease in the investment segment, a $111,000 decrease in the oil and gas segment and a $474,000 increase in general corporate expenses and interest.

  Income taxes decreased as a result of a decrease in book taxable income for the third quarter of 1994 and the reversal of tax accruals relating to an Internal Revenue Service tax audit settlement for the years 1984 thru 1986 of $398,000 and the recognition of additional 1993 shale tax credits of $500,000.

                              Coal and Land
                                               Three Months
                                            Ended September 30,
                                               1994      1993
                                          (Thousands of dollars)
Revenues:
  Sales                                     $   163   $   238
  Royalties                                   3,990     3,452
  Other                                         401       303
    Total                                     4,554     3,993

Expenses:
  Cost of sales                                  22        26
  Selling, general and administrative           396       277
  Exploration and development                    57        67
  Depreciation, depletion and amortization       43        45
  Taxes other than on income                     33        42
    Total                                       551       457
  Operating Profit                          $ 4,003   $ 3,536

  The increase in the coal and land segment operating profit of $467,000 or 13% is mainly attributable to increased coal royalties from independent coal lessees and Westmoreland Coal Company's Virginia operations of $450,000 and $255,000 respectively, due to increased tonnage offset in part by decreased royalties from Westmoreland's West Virginia operations of $167,000. In addition, selling, general and administrative expense increased by $119,000 or 43% due mainly to higher salary and employee benefit expenses.

  Penn Virginia Corporation received royalties from Westmoreland Coal Company totalling $3,018,000 and $2,930,000 for the three months ended September 30, 1994 and 1993 respectively.

                                 Investments
                                                 Three Months
                                              Ended September 30,
                                                1994        1993
                                            (Thousands of dollars)
Revenues:
  Dividends                                   $  577      $  593
  Other                                           53         -
    Total                                        630         593

Expenses:
  Selling, general and administrative             13           3
  Depreciation                                   -             3
  Taxes other than on income                       1           1
    Total                                         14           7
 Operating Profit                             $  616      $  586


  The increase in the investment segment operating profit of $30,000 or 5% is mainly attributable to increased interest income of $53,000 on short-term investments. Partially offsetting this revenue increase is an increase in salary expense of $10,000 and a decrease in dividends of $16,000 due mainly to the timing of the receipt of dividends from Westmoreland Resources, Inc. in 1994 versus 1993. Depreciation expense decreased by $3,000 due to the fully-amortized status of intangible assets reached during the first half of 1994.




                                 Oil and Gas
                                                 Three Months
                                              Ended September 30,
                                                1994        1993
                                            (Thousands of dollars)
Revenues:
  Sales                                      $ 3,362     $ 2,819
  Royalties                                      325         350
  Other                                           76          15
    Total                                      3,763       3,184

Expenses:
  Cost of sales                                  811         626
  Selling, general and administrative            751         611
  Exploration and development                    208         127
  Depreciation, depletion and amortization     1,482       1,186
  Taxes other than on income                     301         313
    Total                                      3,553       2,863
  Operating Profit                           $   210     $   321

  Operating profit for the oil and gas segment decreased $111,000 or 35%. This decrease was due mainly to increased cost of sales and depletion expense as a result of higher gas sales volume and increased depletion rates for 1994. In addition, selling, general and administrative expenses increased for 1994 due mainly to the relocation of the headquarter offices from Duffield, Virginia to Kingsport, Tennessee in the second quarter of 1994.

  Partially offsetting this decline in operating profit was an increase in gas sales revenues of $543,000 or 19% due mainly to higher gas volumes sold. The volume of gas sold increased by approximately 203% for the three months ending September 30, 1994 vs. 1993 and is mainly attributable to increased gas volumes from producing properties located in West Virginia. These properties would include the CD & G asset acquisition that occurred in the second quarter of 1994. Gas pricing declined by approximately 14% for the comparable reporting period.

                                  Corporate

  The increase in general corporate expenses and interest of $474,000 or approximately 45% was due mainly to an increase in general and administrative expense of $552,000 offset in part by a decline in interest expense of $78,000 due to lower debt balances outstanding. The increase in general and administrative expenses is mainly attributable to a charge of $466,000 for personnel realignment expenses and increased payroll and franchise tax expense of $30,000.



  Results of operations for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993:

  Income from operations before income taxes increased $1,819,000 or 18%. This increase is comprised of a $1,424,000 increase in the coal and land segment, a $567,000 increase in the investment segment, a $20,000 decrease in the oil and gas segment and an increase of $152,000 in general corporate expenses and interest.

  Income taxes decreased as a result of the reversal of tax accruals relating to an Internal Revenue Service tax audit settlement for tax years 1984 thru 1986 of $398,000 and the recognition of additional 1993 shale tax credits of $500,000.


                                Coal and Land
                                                Nine Months
                                             Ended September 30,
                                              1994         1993
                                           (Thousands of dollars)
Revenues:
  Sales                                   $    385      $   371
  Royalties                                 11,366       10,019
  Other                                        989          868
    Total                                   12,740       11,258

Expenses:
  Cost of sales                                 63           52
  Selling, general and administrative          990          913
  Exploration and development                  147          153
  Depreciation, depletion and amortization     129          132
  Taxes other than on income                   107          128
    Total                                    1,436        1,378
  Operating Profit                        $ 11,304      $ 9,880

  The increase in the coal and land segment operating profit of $1,424,000 or 14% is mainly attributable to increased coal royalties from independent coal lessees and Westmoreland Coal Company's Virginia operations of $1,135,000 and $422,000 respectively, due to increased tonnage mined offset in part by decreased coal royalties from Westmoreland's West Virginia operations of $210,000. Penn Virginia Corporation received royalties from Westmoreland Coal Company totalling $8,561,000 and $8,349,000 for the nine months ending September 30, 1994 and 1993 respectively.

                                 Investments
                                                    Nine Months
                                                Ended September 30,
                                                 1994         1993
                                              (Thousands of dollars)
Revenues:
  Dividends                                   $ 2,011      $ 1,723
  Other                                           277          -
    Total                                       2,288        1,723

Expenses:
  Selling, general and administrative              45           45
  Depreciation                                      4            7
  Taxes other than on income                        2            1
    Total                                          51           53
 Operating Profit                             $ 2,237      $ 1,670


  The increase in the investment segment operating profit of $567,000 or 34% is mainly attributable to increased dividend income of $288,000 due to the timing of dividends received from Westmoreland Resources, Inc. in 1994. Interest income earned on short-term investments increased by $277,000 due to the availability of prior year asset sale proceeds received in 1993.

                                 Oil and Gas
                                                     Nine Months
                                                  Ended September 30,
                                                   1994         1993
                                                (Thousands of dollars)
Revenues:
  Sales                                        $ 10,661      $ 9,503
  Royalties                                       1,406        1,240
  Other                                             212          351
    Total                                        12,279       11,094

Expenses:
  Cost of sales                                   2,211        1,913
  Selling, general and administrative             2,078        1,653
  Exploration and development                       372          439
  Depreciation, depletion and amortization        4,405        3,735
  Taxes other than on income                        914        1,035
    Total                                         9,980        8,775
  Operating Profit                             $  2,299      $ 2,319


  Total revenues for the oil and gas segment increased by $1,185,000 or 11%. This increase is due mainly to higher gas sales and royalties caused by higher gas volumes from prior and current year reserve acquisitions in West Virginia. The total volume of gas sold increased approximately 154% in 1994 vs. 1993. Gas pricing declined by approximately 6% for the comparable reporting period. Partially offsetting this revenue increase was a decrease in other income due mainly to a one-time payment for leased property received in 1993 offset in part by higher compression income and the recognition of higher gains on asset sales in 1994.

  Total expenses increased by $1,205,000 or approximately 14%. This increase is mainly attributable to higher cost of sales due to higher gas volumes sold, higher selling, general and administrative expenses related to the relocation of the headquarter offices from Duffield, Virginia to Kingsport, Tennessee during the second quarter of 1994 and an increase in depletion expense due to increased depletion rates and higher gas sales. Partially offsetting these increased expenses was a decrease in property and franchise tax expense.

                                  Corporate

  The increase in general corporate expenses and interest of $152,000 or approximately 4% was due mainly to an increase in general and administrative expense of $308,000 offset in part by a decrease in interest expense of $156,000 due to lower debt balances outstanding. The increase in general and administrative expense is mainly attributable to a charge of $466,000 for personnel realignment expenses and increased payroll and franchise taxes of $56,000 offset in part by lower salary, consulting and insurance expenses. Additionally, interest income on short-term investments decreased by $60,000 and other income decreased by $27,000 due mainly to a one-time tax refund received in 1993.

Financial Condition as of September 30, 1994:

  There were no material changes in the Company's financial condition from that reported as of December 31, 1993 except for the change in working capital discussed below.

Liquidity, Capital Resources and Other Financial Data at September 30, 1994:

  Working capital at September 30, 1994 was $6.8 million compared to $15.5 million at December 31, 1993. See the Condensed Consolidated Statement of Cash Flows for details regarding the change.

  At September 30, 1994, there were $2.0 million in unused credit lines.


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

  The second factor is the performance of Westmoreland Coal Company ("WCX"),our largest coal lessee. In 1993, WCX reported a loss from continuing operations of $99 million that was caused primarily by the writedown of the assets of various eastern operations. On April 18, 1994, WCX announced that its outside auditors had issued a qualified opinion on its 1993 financial statements due to the uncertainty of its ability to continue as a going concern. The opinion was based on losses associated with WCX's eastern coal operations, a working capital deficiency caused by a reclassification of its revolving credit and insurance company debt to current liabilities, and violation of various covenants in WCX's principal credit arrangements.

  After the filing of its annual report, WCX announced an agreement in principle to sell the assets of its cogeneration subsidiary for an amount in excess of $50 million plus the assumption of certain equity commitments. On May 9, 1994 WCX announced that it had suspended the payment of its preferred stock dividend as a result of negotiations with its lenders. WCX also announced that it is continuing the process of reviewing its eastern properties with potential purchasers.

  On July 13, 1994 WCX announced that it had reached an agreement with its lenders to extend the maturity dates of two of its credit lines until July 29, 1994. At that time, the balance due on these facilities was $21 million. WCX also stated its intention to seek a maturity extension of its other outstanding indebtedness of $25 million, relating to letters of credit issued in connection with its interest in a coal export facility.

  On July 28, 1994 WCX announced that it had reached a definitive agreement to sell the assets of its wholly-owned subsidiary, Kentucky Criterion Coal Company, to CONSOL of Kentucky, Inc., a member of the CONSOL coal group for $85 million subject to an inventory adjustment at closing. The sale is subject to third party consents. WCX has stated that the proceeds from this sale would enable it to discharge its debt obligations of approximately $46 million. WCX anticipates the closing of this sale to occur early in the month of November, 1994.

  On August 25, 1994 WCX announced that the assets of its cogeneration subsidiary were no longer being offered for sale. WCX cited its inability to properly value these assets with adequate certainty as the primary reason for its decision. WCX stated that it will reclassify these assets to continuing operations and expects that these assets will make a significant and growing contribution to its operating earnings.

  On September 9, 1994 WCX announced that its lenders had extended the maturity dates of its credit line obligations to November 1, 1994. The total amount due on these credit facilities as of that date was approximately $44.4 million. WCX announced on November 1, 1994 that its lenders had agreed to yet another debt maturity extension to November 8, 1994 to allow WCX the extra time required to obtain the necessary consents needed to complete the sale of the assets of Kentucky Criterion Coal Company to CONSOL of Kentucky, Inc. The balance due on these credit facilities on November 1, 1994 was $38 million.

  On November 8, 1994 WCX announced that it has not been able to obtain the consent of TECO Coal Corporation, an affiliate of TECO Energy, Inc. and Tampa Electric, to the assignment of two coal supply subcontracts to CONSOL required to complete the previously announced sale of Kentucky Criterion Coal Company. On that date, WCX also announced that it and certain of its subsidiaries had filed for protection under Chapter 11 of the Federal Bankruptcy Code in the State of Delaware in the form of a reorganization proceeding known as a "prepackaged plan". According to WCX, the purpose of the filing is to protect the company from any action by its principal lenders and to permit it to complete the sale of Kentucky Criterion. WCX also stated that the bankruptcy code provides for the assignment of the sub-contracts without the consent of TECO and that it expects this form of filing to result in an expeditious closing on the Kentucky Criterion sale to CONSOL. Furthermore, WCX added that CONSOL is committed to purchase the assets of Kentucky Criterion under this structure and that the proceeds from this sale would be used to payoff its debt obligations of $38 million after which WCX expects to be discharged from and come out of bankruptcy. Without the completed sale of Kentucky Criterion or this bankruptcy filing, WCX's restructured debt would have come due as previously stated on November 8, 1994.

  WCX also stated that the purpose of the bankruptcy plan is to satisfy or leave unaffected all of WCX's debt obligations and stockholder interests, and that it intends to continue to mine coal and honor its royalty commitments and other obligations. Accordingly, the Company does not anticipate that its coal royalties will be materially affected by the bankruptcy filing. At present, the Company believes it is too early to speculate on the effect that WCX's recent action will have on that company's long-term stock price. The Company intends to monitor closely WCX's bankruptcy proceeding with re-spect to further developments.

  WCX is burdened by a difficult coal price environment and significant costs for retirees and idle mines that must be borne by a shrinking production base. If WCX cannot mine profitably, then Penn Virginia's cash flows would be adversely affected. A prolonged period of depressed prices for coal would affect the merchantability of the reserves leased to WCX and could ultimately result in a curtailment of production from Penn Virginia's reserves.


  The Company continues to evaluate its investment in WCX and any deterioration in WCX's financial condition that results in the carrying value for that investment being in excess of fair value could result in additional losses.

  Except for matters discussed above, management is not presently aware of any trends or demands which exist or uncertainties which are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

  The accompanying condensed consolidated financial statements have been reviewed by the Company's independent certified public accountants, KPMG Peat Marwick LLP, in accordance with the established professional standards and procedures for such a limited review.

                         PART II.  OTHER INFORMATION







ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits

        Exhibit 15:  Letter Re:  Unaudited interim financial
        information.

        Exhibit 27: Financial data schedule for the nine months ending September 30, 1994.

 (b)  Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended
        September 30, 1994.

                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PENN VIRGINIA CORPORATION
                                        (Registrant)



Date: November 14, 1994          Robert J. Jaeger
                                 Robert J. Jaeger, Vice President, Treasurer &
                                                   Controller
                                 (Principal Financial and Accounting Officer)

KPMG Peat Marwick LLP
Certified Public Accountants
1600 Market Street
Philadelphia, PA 19103


                       INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Penn Virginia Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of September 30, 1994 and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1994 and 1993, and condensed consolidated statement of cash flows for the nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial information and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


                                         KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP









Philadelphia, PA
November 9, 1994