Form 10-K405
PENN VIRGINIA CORP
filed 1995-03-30
CIK 77159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

            ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-753

                           PENN VIRGINIA CORPORATION
                    800 The Bellevue, 200 South Broad Street
                             Philadelphia, PA 19102

INCORPORATED IN                                                   I.R.S.EMPLOYER
VIRGINIA                                                      IDENTIFICATION NO.
                                                                      23-1184320

Securities registered pursuant to Section 12(g)of the Act:
Title of Each Class                  Name of Each Exchange on Which Registered
Common Stock, $6.25 Par Value         NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X
     ---                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

Based on the closing price of March 1, 1995, the aggregate market value of common stock held by nonaffiliates of the registrant was $102,294,323.

The number of common shares outstanding of the registrant was 4,272,240 as of March 1, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Proxy Statement for Stockholder Meeting on
     May 2, 1995  __________________________________________________Part III





                                      (1)

PART 1

Item 1 - Business

                                   BACKGROUND

         Penn Virginia Corporation ("Penn Virginia" or the "Company"), is a Virginia corporation founded in 1882. The Company is engaged, primarily through subsidiaries, in leasing of mineral rights and the collection of royalties, the exploration and production of oil and gas and the management of investments as well as the receipt of related dividends.
         The Company's strategy for the leasing of mineral rights is to make every prudent attempt to assure a strong mix of quality lessees to operate on its property and to make the necessary investments to maintain the long term integrity of the coal royalty stream. The Company plans to invest in Appalachian coal reserve opportunities which meet its financial criteria and to maintain, as dividends to its shareholders, as much as possible of the after-tax cash derived from the coal activities.
         The strategy for the oil and gas segment is to pursue a program of continued growth in Appalachia. The objective is to significantly increase cash flow from oil and gas operations in the next three years by implementing a program that includes: drilling more wells on existing leases, actively seeking new leasing opportunities and acquiring operating oil and gas companies.
         The investment segment strategy is to manage the investments for the long term to support the growth of the other segments of the business.


                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For certain financial information concerning the Company's business segments, see Note 11 ("Segment Information - Continuing Operations") of the Notes to the Consolidated Financial Statements of Penn Virginia Corporation which are part of this report. The Company employed seventy-one people as of December 31, 1994.

                            COAL AND LAND OPERATIONS

         Penn Virginia Resources Corporation ("PVRC"), and its wholly-owned subsidiary, Penn Virginia Coal Company, headquartered in Duffield, Virginia, owns approximately 106,000 fee acres of coal bearing land in Virginia, West Virginia and Kentucky. The bituminous coal mined from the property is primarily low sulfur, and is sold to domestic and international steam and metallurgical markets.
         The coal is mined by several operators according to lease agreements which generally require royalty payments to PVRC based on a percentage of the coal's selling price and, in some cases, subject to certain deductions. Westmoreland Coal





                                      (2)

Company (see Investments), the major coal lessee, operates under a lease agreement that runs to the exhaustion of the coal reserves. Westmoreland has recently completed a strategic review of its mining operations and is currently seeking to withdraw from its remaining Appalachian coal properties.
         The Westmoreland lease provides for periodic rate renegotiations. The current rate agreement which covers the preponderance of the Penn Virginia Resources Corporation coal leased by Westmoreland became effective July 1, 1988 and will extend until July 1, 1998. The royalty rates are fixed over the ten year term at competitive levels for deep and strip mined coals. Penn Virginia Coal Company also has leases with nine independent operating coal companies other than Westmoreland. The royalty rates and terms of the leases vary with the individual operators.
         During 1994, coal royalty income remained the largest source of operating income and cash flow for Penn Virginia.
         Forest management is included in PVRC's activities. Logging contractors produced 2.9 and 2.4 million board feet of saw timber in each of 1994 and 1993 and 21,863 and 11,613 tons of pulp wood from the property in 1994 and 1993, respectively.

                             OIL AND GAS OPERATIONS

         Penn Virginia's working and royalty interest holdings produced 6.3 BCF of gas and 73,000 barrels of oil during 1994. The results compare to 5.3 BCF of gas and 83,000 barrels of oil produced in 1993 and to the 2.7 BCF of gas and 107,000 barrels of oil produced in 1992. In December, 1992 Penn Virginia Corporation acquired the West Virginia operations of Sonat Exploration Corporation. The acquisition included 66,000 gross acres of leases and 197 producing wells. The Sonat purchase accounts for the bulk of changes in gas production in 1993 from 1992 and acreage and well position in 1992 from 1991 which are shown in the tables below. In 1994, Penn Virginia Oil and Gas Corporation acquired the assets of CD&G Enterprises, Inc. The acquisition included 16,176 acres and 143 producing gas wells, most of which are in eastern Kentucky.
         The table below sets forth the Company's leased acreage position as of December 31 of the indicated year.

                                                Gross Acres        Net Acres
                                  -------------------------------------------
                                  1994            475,836           232,317
                                  1993            439,489           185,134
                                  1992            367,940           154,497

         During 1994 the Company participated in the drilling and completion of 57 gross (25 net) wells in the Appalachian basin. One hundred percent of the wells were successfully completed. Additionally, the Company recompleted 12 existing wells in new producing zones and deepened five existing wells to new producing zones. The drilling program added proven net reserves of 12 BCF of gas and 12,500 barrels of oil. A summary of the Company's well position is presented below.





                                      (3)

                                            Gross Wells         Net Wells
                                 ------------------------------------------
                                  1994            879              508
                                  1993            822              483
                                  1992            721              392


Roaring Fork Field:

         The Roaring Fork Field includes the oil and gas rights on approximately 185,000 acres in southwest Virginia. Roughly 101,000 acres of this property. which accounts for the majority of the project's production, is leased by PVRC to Columbia Gas, which in turn has a farmout arrangement with the Roaring Fork consortium.
         Equitable Resources has a 72% working interest in Roaring Fork and is the operator, PVRC owns a 13.8% working interest, Columbia Gas maintains an 11.7% interest and 2.5% is owned by various investors.
         Since taking over operatorship in late 1991, Equitable Resources has pursued an active drilling program in Roaring Fork. During 1994, 24 wells were drilled by Equitable. These wells were all completed as gas producers. A coalbed methane test program continued in 1994 with the drilling of seven wells. Results are still being evaluated.
         In addition to its working interest, PVRC earned royalties on the gas produced from its leases of $1,734,000 in 1994, $1,605,000 in 1993, and $1,350,000 in 1992.

Pikeville Field:

         PVRC owns approximately 29,800 acres of oil and gas leases near Pikeville, Kentucky. During 1994, four wells were successfully recompleted. No new wells were drilled during 1994. The Pikeville gathering system was modified in 1993 which added compression that increased production.

Virginia Gas Company Joint Venture ("E&H"):

         A total of 24,000 acres are contained in this joint venture located in southwest Virginia. The completion of a new pipeline in late 1993 linking the field to the East Tennessee pipeline system allowed for continuous gas sales to be made. Four conventional gas wells were drilled in 1994, one of which was plugged and abandoned. Two successful recompletions also resulted in added gas production.

Cutshin Field:

         No new wells were drilled in this eastern Kentucky oilfield during 1994.





                                      (4)

Batson Field:

         During 1993, PVRC completed a high resolution, 3-D seismic survey and drilled a six well pilot pattern for its proposed steamflood project in Hardin County, Texas. Steam injection began in the fourth quarter of 1994.


Lomak Petroleum Joint Venture ("MRC"):

         PVRC participated in the successful drilling of one well with Lomak
(UMC) during 1994. Revenues from the existing wells in Pennsylvania were negatively impacted by lower production than was forecast.


Southern West Virginia Field:

         Penn Virginia purchased the southern West Virginia properties of Sonat Exploration Corporation in December of 1992. During 1993 these properties were fully incorporated into PVRC's existing overhead structure. By the end of 1994 daily production was 76% greater than the volume prior to Penn Virginia's ownership. Sixteen new wells, five drill-deepers and two workovers were successfully completed during 1994.

                                  INVESTMENTS

         Penn Virginia Equities Corporation ("PVEC") held investments throughout 1994 which included 18.9 percent of the total voting power of Westmoreland Coal Company, 16 percent of Westmoreland Resources, Inc. and slightly less than one percent of Norfolk Southern Corporation. For 1994, $2.7 million of the $3.2 million in revenues received by PVEC were from dividends.
         During the year Westmoreland Coal Company continued to compete in a difficult market. Low prices, due primarily to overcapacity, remain a global problem that plagues the entire coal industry. Westmoreland is also burdened with significant costs for retirees which must be borne by a declining production base. As a result of its performance and a general disaffection with the coal industry, Westmoreland's stock price has dropped substantially over the past few years.
         In December 1992, Penn Virginia wrote down the carrying value of its remaining investment in Westmoreland by $12.9 million on a pretax basis. In December 1993, faced with further declines in the stock price, Penn Virginia again wrote down the carrying value of its investment. The 1993 pre-tax adjustment was $8.8 million. Both writedowns were taken pursuant to the accounting rules for marketable securities and were the result of the market value of Westmoreland remaining below Penn Virginia's carrying value for an extended period.
         Westmoreland Resources, Inc. ("WRI"), is a coal mining company in which PVEC has a 16 percent interest. Westmoreland Coal has a 60 percent interest in WRI and





                                      (5)

Morrison-Knudsen Company, Inc. owns the remaining 24 percent.
         WRI operates a surface mine on approximately 15,000 acres in southeastern Montana. The reserves which are low-sulfur, subbituminous coal are leased from the Crow Tribe of Indians. Cash dividends received from WRI were $400,000 in 1994, $144,000 in 1993, and $920,000 in 1992. The decrease in
1993 was due to anticipated 1994 capital additions.
         Norfolk Southern Corporation is a Virginia-based holding company that came about through the combination of two major operating railroads (Southern Railway and Norfolk and Western Railway). At December 31, 1994 the Company held 1,202,400 shares of Norfolk Southern common stock with a related market value of $84.8 million. Dividend income received from Norfolk Southern amounted to $2.3 million in 1994, and $2.2 million in 1993 and 1992, respectively.



Item 2 - Properties

                                 COAL DEPOSITS


         Penn Virginia Resources Corporation's ("PVRC") recoverable reserves, i.e., coal that is mineable using existing equipment and methods under federal and state laws now in effect, are estimated at 258 million tons as of December 31, 1994. Reserve estimates are adjusted annually for production, unmineable areas and sales of coal in place. Approximately 54% of PVRC's coal reserves are leased to Westmoreland Coal Company, which makes its own estimates and evaluations regarding the coal it has under lease.
         The amount of coal that a lessee can profitably mine at any given time is subject to several factors and may be substantially different from "recoverable reserves." Included among the factors that influence profitability are the existing market price, coal quality and operating costs.
         The majority of PVRC's reserves are low in sulfur and suitable for either the steam or metallurgical markets.

                   OIL AND GAS RESERVES & RELATED FACILITIES

Roaring Fork Field:

         The Roaring Fork Project in southwestern Virginia controls 225,000 acres (101,000 acres of which is PVRC property). As of December 31, 1994, there were 283 gas wells in the Project.
         The Project's pipeline, in which PVRC has a 15.6 percent working interest, consists of 82 miles of 8-inch main line, 230 miles of gathering lines and seven compressor stations. Modifications were made to the gathering system in 1993 to remove flow restrictions for increased gas volumes associated with 1993 and 1992





                                      (6)
drilling programs. This resulted in field production increasing from 15 million cubic feet of gas per day ("mmcfg") to over 22 mmcfg. The operator, Equitable Resources is planning to drill 20 conventional gas wells and 10 coalbed methane wells during 1995.

Pikeville Field:

         PVRC has, under lease or farmout, the oil and gas rights on about 45,900 acres in Martin and Pike Counties in eastern Kentucky. As is normally the case, the timing of additional drilling is dependent upon market conditions. No new wells are planned for 1995, but an active recompletion program is scheduled.

Cutshin Field:

         PVRC holds leases on 4,000 acres in Leslie County, Kentucky and owns interests in 14 oil wells. No new wells are planned for this field in 1995.

VA Gas Company Joint Venture (E&H):

         The joint venture holds leases on 24,000 acres in Buchanan and Dickenson Counties, Virginia. During 1994, four conventional gas wells were drilled to bring the joint venture total to 45 producing wells. No additional wells are planned in 1995.

Batson Field:

         Ada Belle Oil Company (a subsidiary of PVRC) owns leases and fee acreage on Batson Dome in Hardin County, Texas. Thirty producing oil wells are currently located on the property. One steam injection pattern of 6 wells was drilled in 1993, and steam injection began in the fourth quarter of 1994. The Company plans to sell this property in 1995 in order to focus on its Appalachian strategy.

McGraws Field:

         Penn Virginia Oil and Gas Corporation (a subsidiary of PVRC) purchased 197 producing wells and 66,000 acres (52,121 net) from Sonat Exploration Corporation in late 1992. The properties are located in eight counties in southern West Virginia with the bulk of the reserves located in the McGraws Field in Wyoming County. The purchase included a 15 mile-long, 6 inch pipeline which was constructed in 1991. Sixteen new wells, two reworked wells and five drill deepers were completed in 1994. Ten conventional wells, five well deepenings or recompletions and four coalbed methane test wells are planned in 1995.

CD&G Field:

         In May of 1994, Penn Virginia purchased the oil and gas interests of CD&G Enterprises, Inc., most of which are located in Pike County, Kentucky. This included





                                      (7)

143 producing gas wells and 16,176 acres in Kentucky, Virginia, and West Virginia. Daily production by the end of 1994 had risen from 3,700 to 5,200 MCFG/D. This increase was due to a combination of greater operational efficiency and a successful development program. The development program included thirteen recompletions and one development well.

Item 3 - Legal Proceedings

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Company

         Below is a list of executive officers of the Company including their ages and positions held. No family relationships exist among them. Each officer is elected annually by the Board of Directors and serves at the pleasure of the Board of Directors.

                                                                                           Office
           NAME                   AGE                         OFFICE                     Held Since
-------------------------         ---       ---------------------------------------      ----------
Lennox K. Black (1)               65        Chairman and Chief Executive Officer          1992

A. James Dearlove (2)             47        President and Chief Operating Officer         1994

Vincent Matthews, III (3)         52        Senior Vice President                         1992

Robert J. Jaeger (4)              46        Vice President, Treasurer                     1987
                                            & Controller                                  1985


         (1) Mr. Black is Chairman of the Board and Chief Executive Officer of Teleflex, Inc. and has been a director of Penn Virginia
                 since 1983.   In 1992, he was elected Chairman and Chief
                 Executive Officer of Penn Virginia.


         (2) Mr. Dearlove was Manager of Development from 1977 to 1986 when he was elected Vice President. He was elected Senior Vice President, Administration in 1992 and President, Penn Virginia Coal Company in 1994, and President and Chief Operating Officer in October, 1994.





                                      (8)

         (3) Mr. Matthews was Vice President and Region Manager of Union Pacific Resources from 1985 to 1989. Prior to that, he held executive positions with Lear Petroleum Exploration, Inc. and Amoco Production Company. He was elected Vice President, Oil and Gas of Penn Virginia in July, 1989, Senior Vice President in 1992 and President, Penn Virginia Oil and Gas Corporation in 1993.

         (4) Mr. Jaeger was elected Controller of Penn Virginia in 1985. In December, 1987 he was elected Vice President and in 1989 was elected Treasurer.





                                      (9)

PART II

Item 5 - Market for the Company's Common Stock and Related Stockholder Matters Reference is hereby made to the section entitled "Common Stock Market
Prices and Dividends" on page 17.

Item 6 - Selected Financial Data
       Reference is hereby made to the section entitled "Five Year Selected Financial Data" on page 41.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
       Reference is hereby made to the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" appearing on pages 18 through 20 inclusive.

Item 8 - Financial Statements and Supplementary Data
       Reference is hereby made to pages 21 to 40 inclusive.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.





                                      (10)

PART III

Items 10, 11, 12 and 13 - Directors and Executive Officers of the Company, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain relationships and Related Transactions:

         Except for information concerning executive officers of the Company included as an unnumbered item in Part 1, in accordance with General Instruction G(3), reference is hereby made to the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report.





                                      (11)

PART IV

Item 14 - Exhibits, Financial Statements and Reports on Form 8-K

         (a)     Financial Statements

                 1. Financial Statements - The financial statements filed herewith are listed in the Index to Financial Statements on page 16 of this report.

         (b)     Exhibits

                 (3.1) Articles of incorporation of the Company (incorporated by reference to Exhibit 4 (a) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 (Registration No. 33-40430)).

                 (3.2)    Bylaws of the Company.

                 (4.1) Copies of various long term debt instruments and agreements of the Company are not filed pursuant to
                          Item 601(b) (4) (iii) (A) of Regulation S-K, and the Company agrees to furnish copies of such debt instruments and agreements to the Commission upon request.

                 (10.1) Penn Virginia Corporation and Affiliated Companies Employees' Stock Ownership Plan, as amended (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-753)).

                 (10.2) Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Appendix 5 of the Prospectus comprising part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1982 (Registration No. 2-77500)).

                 (10.3) Form of agreement to evidence stock options and stock appreciation rights granted under the Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Exhibit 15.1(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1982 (Registration No. 2-77500)).





                                      (12)

                 (10.4) Amendment No. 1 to Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-753)).

                 (10.5) Penn Virginia Corporation and Affiliated Companies' Employees' Retirement/Savings Plan (incorporated by reference to Exhibit 18(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 (Registration No. 33-40430)).

                 (10.6) Penn Virginia Corporation 1992 Non-Qualified Stock Option Plan.

                 (10.7) Form of Penn Virginia Corporation Non-Qualified Stock Option Agreement.

                 (10.8) The Company has adopted a policy concerning severance benefits for certain senior officers of the Company. The description of such policy is incorporated herein by reference to the description of such policy contained in footnote 3 on page 6 of the Company's definitive Proxy Statement dated March 31, 1994.

                 (10.9) Penn Virginia Corporation 1994 Stock Option Plan (incorporated by reference to Annex A of the Company's definitive Proxy Statement dated March 28, 1995.)

                 (10.10) Penn Virginia Corporation 1995 Directors' Stock Option Plan (incorporated by reference to Annex B of the Company's definitive Proxy Statement dated March 28, 1995.)

                          Exhibits 10.1 through 10.10, inclusive, are management contracts or compensatory plans or arrangements required to be filed as Exhibits pursuant to Item 14(c) of this report.

                 (10.11) Amendment and Restatement of Virginia Lease dated July 1, 1988 and Amendment and Restatement of Hampton Lease dated July 1, 1988, each as amended by the Lease Agreement dated May 6, 1992, between Penn Virginia Resources Corporation and Westmoreland Coal Company (incorporated by reference to Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (Commission File No. 0-753)).





                                      (13)

                 (21)     Subsidiaries of the Company.

                 (23)     Consent of KPMG Peat Marwick LLP.

         (c)     Reports on Form 8-K:

                 No reports on Form 8-K were filed during the fourth quarter of 1994.





                                      (14)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PENN VIRGINIA CORPORATION

March 29, 1995                  By: ROBERT J. JAEGER
                                    -----------------
                                    (Robert J. Jaeger, Vice President,
                                    Treasurer & Controller,
                                    Principal Financial and
                                    Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  Chairman of the Board, Director
LENNOX K. BLACK                   and Chief Executive Officer          March 29, 1995
---------------
(Lennox K. Black)

ECKHARD ALBRECHT                             Director                  March 29, 1995
----------------
(Eckhard Albrecht)

JOHN D. CADIGAN                              Director                  March 29, 1995
---------------
(John D. Cadigan)

HANS MICHAEL GAUL                            Director                  March 29, 1995
-----------------
(Hans Michael Gaul)

JOHN A. H. SHOBER                            Director                  March 29, 1995
-----------------
(John A. H. Shober)

                                             Director                  March 29, 1995
-------------------------
(Frederick C. Witsell, Jr.)

MINTURN T. WRIGHT,III                        Director                  March 29, 1995
---------------------
(Minturn T. Wright, III)





                                      (15)

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements


         The consolidated balance sheets of the Company and subsidiaries as of December 31, 1994 and December 31, 1993 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1994, together with the summary of significant accounting policies and notes to consolidated financial statements and the report of KPMG Peat Marwick LLP, independent auditors are contained on pages 21to 40 inclusive.

Schedules not included herein have been omitted because they are not applicable or the required information is presented in the financial statements or related notes.





                                      (16)

COMMON STOCK MARKET PRICES AND DIVIDENDS

High and low stock prices and dividends for the last two years were:


-----------------------------------------------------------------------------------------------------------------

                                            1994                                        1993
-----------------------------------------------------------------------------------------------------------------
                                                          CASH                                       Cash
                                 SALES PRICE            DIVIDENDS               Sales Price        Dividends
                            -------------------------------------------------------------------------------------

Quarter Ended:               HIGH           LOW           PAID             High         Low            Paid
-----------------------------------------------------------------------------------------------------------------
March 31                     $40-1/2        $31-1/2       $.45             $37          $34-1/2        $.45
-----------------------------------------------------------------------------------------------------------------

June 30                      $33-3/4        $31           $.45             $37-1/2      $32            $.45
-----------------------------------------------------------------------------------------------------------------

September 30                 $35            $30           $.45             $38          $32            $.45
-----------------------------------------------------------------------------------------------------------------

December 31                  $35            $30           $.65*            $40-1/2      $36            $1.55**


The Company's common stock is traded on    *  Includes a $.20 per share extra
the over-the-counter market.                  dividend

                                          **  Includes a $.10 per share extra
                                              dividend and a special one-time
                                              dividend of  $1.00 per share.


SUMMARIZED QUARTERLY FINANCIAL DATA

for 1994 and 1993 were as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                          1994                                             1993
------------------------------------------------------------------------------------------------------------------------------------
                                                   QUARTERS ENDED                                  Quarters Ended

(In thousands except per share data)    MAR.31    JUNE  30   SEPT.30   DEC.31        Mar.31     June 30   Sept.30     Dec.31
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 9,145    $ 9,326   $ 8,984   $ 8,020        $ 8,198   $ 8,221    $ 7,888   $ 8,983
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes          4,340      4,395     3,297    (1,154)(a)      3,430     3,398      3,385    (5,158)(b)
------------------------------------------------------------------------------------------------------------------------------------
Net income                              $ 3,240    $ 3,277   $ 3,487   $ 3,497 (d)    $ 2,598   $ 2,578    $ 2,695   $ 2,381 (c)
------------------------------------------------------------------------------------------------------------------------------------
Net income per share                    $ .76      $ .76     $ .82     $ .81          $ .61     $ .60      $ .63     $ .56
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding       4,280      4,280     4,280    4,280           4,280     4,280      4,280     4,280
------------------------------------------------------------------------------------------------------------------------------------



(a) Includes the write-down of  oil and gas properties totaling $1.8 million.
(b) Includes the write-down of the Westmoreland Coal Company common stock investment of $8.8 million.
(c) Includes the after-tax gain on the disposal of the lime and limestone division of $5.7 million.
(d) Includes the reduction of prior year deferred income tax provision.





                                      (17)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1994, 1993 AND 1992

    For 1994 income from continuing operations was $13.5 million or $3.15 per share compared to $4.5 million or $1.06 per share in 1993. 1993 included a non-cash write-down of the Company's investment in Westmoreland Coal Company of $8.8 million. Net income was $13.5 million or $3.15 per share in 1994 and $10.3 million or $2.40 per share in 1993 after the recognition of a $5.7 million after- tax gain ($1.34 per share) on the disposal of the lime and limestone division (see Note 2 to the Consolidated Financial Statements).

    Other factors affecting earnings are discussed below.


Coal and Land

                                                              1994          1993        1992
---------------------------------------------------------------------------------------------------
                                                                   (thousands of dollars)
Revenues:
    Sales                                                   $    554       $    500      $    256
    Royalties                                                 14,794         14,231        12,749
    Other                                                      1,375          1,188         1,481
---------------------------------------------------------------------------------------------------
         Total                                                16,723         15,919        14,486
---------------------------------------------------------------------------------------------------
Expenses:
    Operating costs                                               97             77            13
    Selling, general and administrative                        1,381          1,273         1,387
    Exploration and development                                  287            284           283
    Depreciation, depletion and amortization                     174            185           176
    Taxes other than on income                                   151            170           127
---------------------------------------------------------------------------------------------------
         Total                                                 2,090          1,989         1,986
---------------------------------------------------------------------------------------------------
         Operating Profit                                   $ 14,633       $ 13,930      $ 12,500
                                                              ======         ======        ======
---------------------------------------------------------------------------------------------------


    Operating profit for this segment increased approximately $.7 million or 5% in 1994 compared to 1993. This increase is mainly the result of increased royalties due to increased production by the Company's independent lessees. This increase in independent tonnage, which more than offset a decline in Westmoreland Coal Company tonnage, is attributable to mine plan scheduling.
The Coal and Land strategy is to add to the Company's coal reserve base through acquisition as well as to diversify the lessees working on its property. In January 1995, the Company gained the release of its coal reserves located in West Virginia and previously leased exclusively to Westmoreland Coal Company. This transaction was the first step in the diversification of the number of lessees operating on the Company's property. One new lease is in place with a former Westmoreland contractor. The Company is evaluating other opportunities to expand the coal reserve base through acquisitions, joint ventures and other innovative programs that take advantage of its skill as coal, land and natural resources managers.
    Coal and Land reported a 1993 operating profit of $13.9 million, up 11% from 1992. The improved performance was the result of an increase in coal royalties of $1.5 million. This increase stems from an increase in tonnage sold by Westmoreland Coal Company, the Company's largest lessee, and by various independent lessees. Westmoreland provides approximately 80% of all coal royalty income. The Westmoreland tonnage increase was due to the fact that a new mine in Virginia was in production for the entire year. The increase by the independent lessees was mainly due to the scheduling of their mining plans. Other income includes interest income of $989,000 which declined as a result of a reduction in the principal amount of notes receivable that were outstanding during the year.

Oil and Gas

                                                                1994           1993        1992
---------------------------------------------------------------------------------------------------
                                                                   (thousands of dollars)
Revenues:
    Sales                                                   $ 13,676      $  12,665     $   7,142
    Royalties                                                  1,752          1,605         1,350
    Other                                                        148            308           145
---------------------------------------------------------------------------------------------------
         Total                                                15,576         14,578         8,637
---------------------------------------------------------------------------------------------------
Expenses:
    Operating costs                                            3,285          2,508         1,936
    Selling, general and administrative                        2,979          2,330         2,156
    Write-down of oil and gas properties                       1,763              -             -
    Exploration and development                                1,420            934         1,248
    Depreciation, depletion and amortization                   6,071          4,914         3,944
    Taxes other than on income                                 1,168          1,259           598
---------------------------------------------------------------------------------------------------
         Total                                                16,686         11,945         9,882
---------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                     $ (1,110)     $   2,633     $  (1,245)
                                                              =======         =====      ========
---------------------------------------------------------------------------------------------------





                                      (18)

    The Oil and Gas operating loss was $1.1 million in 1994 compared to operating profit of $2.6 million in 1993. The decrease of $3.7 million is the result of the write-down of $1.8 million, well write-offs of $.7 million and increased depletion of $1.2 million as a result of increased production. Increases in operating costs and selling, general and administrative expenses were offset by increased revenues due to increased production as prices declined for the period. The strategy for this segment is to pursue a program of continued growth, primarily in Appalachia. The objective is to increase future earnings and cash flow from oil and gas operations by implementing a program that includes: drilling more wells on existing leases, actively seeking new leasing opportunities and acquiring operating oil and gas companies.
    Oil and Gas operating profit was $2.6 million in 1993, up $3.8 million from a loss of $1.2 million in 1992. This increase was due to the inclusion of a full year's production and sales from certain operating natural gas properties located in southern West Virginia acquired in December 1992. The total volume of gas sold increased approximately 175% in 1993 versus 1992 and prices were unchanged during the same period.

Investments

                                                                1994           1993        1992
---------------------------------------------------------------------------------------------------
                                                                    (thousands of dollars)
Revenues:
    Dividends                                           $      2,709    $     2,380     $   2,164
    (Loss) on disposition of securities                            -              -        (3,756)
    Equity in net (loss) of affiliated companies                   -              -        (1,629)
    Other                                                        467            413           411
---------------------------------------------------------------------------------------------------
         Total                                                 3,176          2,793        (2,810)
Expenses:
    Selling, general and administrative                           61             51           175
    Write-down of investment in
      Westmoreland Coal Company                                    -          8,772        12,915
    Depreciation                                                  41             60            83
    Taxes other than on income                                   152             97            98
---------------------------------------------------------------------------------------------------
         Total                                                   254          8,980        13,271
---------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                 $      2,922    $    (6,187)    $ (16,081)
                                                               =====         =======     ========
---------------------------------------------------------------------------------------------------

    Investment operating profit was $2.9 million in 1994. This increase in operating profit of $9.1 million from 1993 is attributable to an increase in dividends paid by the Norfolk Southern Corporation and Westmoreland Resources, Inc. (see Note 1 to Consolidated Financial Statements) and the fact that 1993's results included a write-down of the investment in Westmoreland Coal Company.
    The Investment segment recorded losses in 1993 and 1992. The primary reasons for the losses in both years were non-cash write- downs of Penn Virginia's investment in Westmoreland Coal Company. In both years the write-downs were taken because the market value of Westmoreland was significantly less than the Company's carrying value for an extended period of time. Also contributing to the 1992 results was a $3.7 million loss on the disposal of approximately 1.5 million shares of Westmoreland common stock and a $1.6 million loss relating to the Company's share of loss of affiliated companies accounted for under the equity method of accounting. The equity method of accounting for the investments in Westmoreland Coal Company and Westmoreland Resources, Inc. was discontinued in December 1992. See Note 1 to the Consolidated Financial Statements.


Corporate

    Corporate expenses include unallocated general corporate expenses, interest and income taxes. In 1994, general corporate expenses increased approximately $.5 million compared to 1993. This is the result of the recognition of supplemental pension benefits due to early retirements. Interest expense declined as the result of a decline in the amount of debt outstanding. The income tax benefit recognized for book purposes resulted from the reversal of deferred taxes based upon the favorable outcome of an Internal Revenue Service examination for the years 1984 through 1986.
     For 1993 compared to 1992, general corporate expenses decreased approximately $1.8 million. The decrease is mainly due to the recognition in 1992 of supplemental pension benefits due to certain early retirements and the
anticipated cost relating to early extinguishment of a lease.   In addition,
there were declines in salary and benefit expense and outside services expense of almost $.7 million in 1993. Interest expense declined slightly and income tax expense for continuing operations increased as a result of an increase in pretax book income.





                                      (19)

Liquidity, Capital Resources and Other Financial Data

    Cash flows from operating activities were $16.2 million in 1994 and $17.3 million in 1993. Cash flows used in investing activities were $16.9 million in 1994 and cash flows from investing activities were $16.8 million in 1993. In 1993 the Company received $28.7 million from the sale of the lime and limestone division and 1994 and 1993 included capital expenditures of $20.9 million and $15.6 million, respectively.
    Cash flows used in financing activities increased to $16.2 million in 1994 from $14.4 million in 1993. The main reason for the increase was an increase in the scheduled repayment of long-term borrowings. Dividend payments of $12.3 million were the major component of the cash used in 1993. A $1.00 per share special one-time dividend was declared to acknowledge a successful year and to demonstrate the Company's appreciation to its shareholders. It is not the policy of the Company to pay dividends in excess of earnings, however, the Company's earnings in recent years have been impacted by non-cash charges for write-downs of the investments in Westmoreland Coal Company and the lime and limestone division as well as by the equity in the losses of Westmoreland Coal Company.
     While balance sheet ratios are adequate measures of financial condition for many companies, Penn Virginia receives a significant portion of its cash flows from royalties and dividends for which no related accounts payable exist. Therefore ratio analysis should be tempered by trends in coal royalties and dividend income received in order to measure liquidity.
    There are two main factors that could influence future earnings and cash flow of the Company. One of these is gas prices. Since the majority of the Company's gas is sold in the spot market or under contracts less than one year in duration, future earnings will be directly related to the fluctuation of those prices. Any sustained decline in these prices could result in some impairment of oil and gas assets. During 1995, the Company will undertake to commit a meaningful percentage of its production into the contract price market at reasonable prices.
    The second factor is the performance of Westmoreland Coal Company, our
largest coal lessee.   Westmoreland has said that its strategy could result in
the eventual divestment of certain of its operations. If Westmoreland cannot control its costs and mine reserves profitably, then Penn Virginia's cash flows
could be adversely affected.   In addition, current low spot prices for coal
cause continual reevaluation of operating practices by Westmoreland. A prolonged period of depressed prices would effect the merchantability of the reserves leased to Westmoreland and could ultimately result in a curtailment of production from Penn Virginia's reserves. In January 1995, Westmoreland released to Penn Virginia its lessee's rights in the coal reserves located in West Virginia in exchange for $3.0 million in cash.
    The Company continues to evaluate its investment in Westmoreland Coal Company and a carrying value for that investment in excess of market value could result in additional losses. The Company plans to find efficient ways to redeploy its Norfolk Southern investment to support the growth of the Company's operations.
    At December 31, 1994, unused lines of credit amounted to $2.0 million, of which all are short-term. Capital expenditures are preliminarily estimated to be approximately $33.0 million during 1995. It is anticipated that these expenditures, primarily for the oil and gas segment, will be funded internally or through bank borrowings, including a $20.0 million revolving credit and term loan agreement completed in February 1995.

Inflation and Changing Prices

    The Company's largest source of operating income is coal royalties. The coal leases between Penn Virginia Coal Company and Westmoreland Coal Company provide for percentage royalties based on the selling price of coal with periodic renegotiation. Leases with other operators provide for various royalty rates based on price, coal quality, mining conditions and seam thickness.
    The other sources of cash for the Company are provided by dividends received and by an operating subsidiary. The Company has no control over the amount of dividends it receives. The operating subsidiaries, to the extent permitted by competition, pass increased costs on by increasing sales prices over time.

Environmental Matters

    The Company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of environmental damage. As of December 31, 1994, the Company has provided for approximately $120,000 to complete the remediation of a previously owned site. There is an estimated $100,000 of remediation required at a Company-owned site for which no provision was made since the previous owner has contractually agreed to reimburse the Company for the majority of that expenditure.
    In conjunction with the leasing of property to coal operators, all environmental and reclamation liabilities are the responsibility of the lessees, including Westmoreland Coal Company. However, if the lessee is not financially capable of fulfilling those obligations, there is a possibility that the appropriate authorities would attempt to assign those liabilities to the land owner. The Company would vigorously contest such an assignment.





                                      (20)

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                                                          1994           1993             1992
---------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands except per share data)
REVENUES

Sales                                                                        $      554    $       500      $       256
Coal royalties                                                                   14,794         14,231           12,749
Oil and gas sales and royalties                                                  15,428         14,270            8,492
Dividends                                                                         2,709          2,380            2,164
(Loss) on disposition of securities                                                   -              -           (3,756)
Share of  (loss) of affiliated companies                                              -              -           (1,629)
Other income                                                                      1,990          1,909            2,037
---------------------------------------------------------------------------------------------------------------------------
                                                                                 35,475         33,290           20,313
---------------------------------------------------------------------------------------------------------------------------

EXPENSES

Cost of sales                                                                     3,382          2,585            1,949
Selling, general and administrative                                               8,390          6,902            9,809
Write-down of oil and gas properties                                              1,763              -                -
Exploration and development                                                       1,707          1,433            1,531
Write-down of investment in Westmoreland Coal Company                                 -          8,772           12,915
Depreciation, depletion and amortization                                          6,286          5,159            4,203
Taxes other than on income                                                        1,471          1,526              823
Interest                                                                          1,598          1,858            1,931
---------------------------------------------------------------------------------------------------------------------------
                                                                                 24,597         28,235           33,161
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                     10,878          5,055          (12,848)
Income tax expense (benefit)                                                     (2,623)           537           (5,082)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
    cumulative effect of change in accounting principle                          13,501          4,518           (7,766)
---------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
    Income from operations of lime and limestone division
         (net of income tax expense of $152 in 1992)                                  -              -              295
    Gain (loss) on disposal of lime and limestone division (net of income tax expense (benefit) of $3,087 and
         ($3,622) in 1993 and 1992, respectively)                                     -          5,734           (7,029)
Cumulative effect of accounting change for postretirement
    health care costs (net of income tax benefit of $1,333)                           -              -           (2,588)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $   13,501    $    10,252      $   (17,088)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share
    Continuing operations                                                    $     3.15           1.06      $     (1.82)
    Discontinued operations                                                           -           1.34            (1.57)
    Cumulative effect of accounting change
         for postretirement health care costs                                         -              -             (.60)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                                  $     3.15    $      2.40      $     (3.99)
---------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                               4,280          4,280            4,278
---------------------------------------------------------------------------------------------------------------------------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.





                                      (21)

CONSOLIDATED BALANCE SHEETS

 December 31                                                                                      1994             1993
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)

ASSETS
Current assets
    Cash and cash equivalents                                                             $      7,039       $   23,869
    Accounts receivable                                                                          3,286            3,880
    Current portion of long-term notes receivable                                                3,646            3,571
    Inventories                                                                                    599              438
    Current deferred income taxes                                                                1,451              669
    Other                                                                                        1,895              514
---------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                   17,916           32,941
---------------------------------------------------------------------------------------------------------------------------


Investments                                                                                     85,321           94,562
Long-term notes receivable                                                                       8,881           11,841
Property, plant and equipment                                                                   86,246           74,093
Other assets                                                                                       895              822
---------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                     $    199,259       $  214,259
---------------------------------------------------------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current installments on long-term debt                                                $      7,325       $    7,625
    Accounts payable                                                                             4,409            4,456
    Accrued expenses                                                                             3,913            4,535
    Deferred income                                                                                220              214
    Taxes on income                                                                                  -              587
---------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                              15,867           17,417
---------------------------------------------------------------------------------------------------------------------------
Other liabilities                                                                                8,237            7,669
Deferred income taxes                                                                           28,459           34,821
Long-term debt                                                                                   9,250           16,575
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                      61,813           76,482
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
    Preferred stock of $100 par value -
         Authorized 100,000 shares; issued none                                                      -                -
    Common stock of $6.25 par value -
         Authorized 8,000,000 shares; issued 4,437,517 shares                                   27,734           27,734
Other paid-in capital                                                                           34,793           34,685
Retained earnings                                                                               35,571           30,603
---------------------------------------------------------------------------------------------------------------------------
                                                                                                98,098           93,022
Add:  Unrealized holding gain - investments                                                     47,083           53,090
Less: 157,977 shares of common stock held in treasury, at cost                                   7,435            7,435
      Guaranteed debt to employee stock ownership plan                                             300              900
---------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                            137,446          137,777
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                       $    199,259       $  214,259
---------------------------------------------------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.





                                      (22)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 1994, 1993 and 1992



                                                                                                         Guaranteed
                                                                                                         Debt To
                                                                              Unrealized                 Employees
                                                     Other                    holding                    Stock       Total
                                        Common       Paid-in     Retained     gain-         Treasury     Ownership   Stockholders'
                                        Stock        Capital     Earnings     investments   Stock        Plan        Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Balance at December 31, 1991            $27,734      $ 35,757    $   57,834     $        -    $ (7,484)   $ (2,100)   $  111,741
----------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                    -             -       (17,088)             -           -           -       (17,088)
Dividends paid, $1.90 per share               -             -        (8,055)             -           -           -        (8,055)
Treasury shares of 1,509 issued
    as bonuses                                -           (17)            -              -          70           -            53
Reversal of additional liability
    for pension plan                          -           116             -              -           -           -           116
Contribution to employee stock
    ownership plan                            -             -             -              -           -         600           600
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992            $27,734      $ 35,856    $   32,691     $        -    $ (7,414)   $ (1,500)   $   87,367
----------------------------------------------------------------------------------------------------------------------------------

Net income                                    -             -        10,252              -           -           -        10,252
Dividends paid, $2.90 per share               -             -       (12,340)             -           -           -       (12,340)
Additional liability for pension plan         -        (1,171)            -              -           -           -        (1,171)
Unrealized holding gain adjustment            -             -             -         53,090           -           -        53,090
Special dividend paid on unallocated
    shares in employee stock
    ownership plan                            -             -             -              -         (21)          -           (21)
Contribution to employee stock
    ownership plan                            -             -             -              -           -         600           600
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993            $27,734      $ 34,685    $   30,603     $   53,090    $ (7,435)   $   (900)   $  137,777
----------------------------------------------------------------------------------------------------------------------------------

Net income                                    -             -        13,501              -           -           -        13,501
Dividends paid, $2.00 per share               -             -        (8,533)             -           -           -        (8,533)
Reversal of additional liability for
 pension plan                                 -           108             -              -           -           -           108
Unrealized holding gain adjustment            -             -             -         (6,007)          -           -        (6,007)
Contribution to employee stock
    ownership plan                            -             -             -              -           -         600           600
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994            $27,734      $ 34,793    $   35,571     $   47,083    $ (7,435)   $   (300)    $ 137,446
----------------------------------------------------------------------------------------------------------------------------------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.





                                      (23)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                                          1994       1993       1992
----------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Cash flows from (used in) operating activities:
    Net income (loss)                                                      $   13,501    $  10,252     $  (17,088)
    Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
    Depreciation, depletion and amortization                                    6,286        5,159          4,203
    Share of loss of affiliated companies                                           -            -          2,694
    Write-down of investment in Westmoreland Coal Company                           -        8,772         12,915
    Write-down of oil and gas properties                                        1,763            -              -
    Loss on disposition of securities                                               -            -          3,756
    (Gain), loss on the sale of property, plant and equipment                    (125)          11            (96)
    (Gain), loss on disposal of lime and limestone division                         -       (8,821)        10,651
    Income from discontinued operations                                             -            -           (295)
    Other                                                                       2,178       (2,037)         1,146
    Change in assets and liabilities:
         Short-term investments                                                     -            -              9
         Accounts receivable                                                      594         (556)         4,972
         Inventories                                                             (161)         (54)           (10)
         Other current assets                                                  (2,163)          97             51
         Accounts payable and accrued expenses                                 (2,432)       3,356          2,409
         Deferred income                                                            6          (15)             1
         Taxes on income                                                         (587)         565           (882)
         Deferred income taxes                                                 (3,128)         312        (11,315)
         Other assets and liabilities and investments                             474          275          4,484
----------------------------------------------------------------------------------------------------------------------
         Net cash flows from operating activities                          $   16,206    $  17,316     $   17,605
----------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities:
    Proceeds from the sale of marketable securities                        $        -    $       -     $      314
    Proceeds from the sale of investments and discontinued operations               -       28,714         18,496
    Proceeds from the sale of property, plant and equipment                       314          123            386
    Payments received on long-term notes receivable                             3,738        3,572          3,167
    Purchases of property, plant and equipment                                (20,930)     (15,644)       (26,398)
----------------------------------------------------------------------------------------------------------------------
         Net cash flows from (used in) investing activities                $  (16,878)   $   16,765    $   (4,035)
----------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
    Dividends paid                                                         $   (8,533)   $  (12,340)   $   (8,055)
    Proceeds from long-term borrowings                                              -            -          9,000
    Repayment of long-term borrowings                                          (7,625)      (2,025)       (10,522)
    Proceeds from short-term borrowings                                             -            -          1,000
    Repayment of short-term borrowings                                              -            -         (5,000)
----------------------------------------------------------------------------------------------------------------------
         Net cash flows (used in) financing activities                        (16,158)     (14,365)       (13,577)
         Net increase (decrease) in cash and cash equivalents                 (16,830)      19,716             (7)
         Cash and cash equivalents - beginning of year                         23,869        4,153          4,160
----------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents - end of year                           $    7,039    $  23,869     $   4,153
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
    Cash paid during the year for:
         Interest                                                          $    1,673    $   1,817     $    1,939
----------------------------------------------------------------------------------------------------------------------
         Income taxes                                                      $    3,496    $   2,991     $    2,912
----------------------------------------------------------------------------------------------------------------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.





                                      (24)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CONSOLIDATION        The consolidated financial statements include the accounts of Penn Virginia Corporation and all wholly- owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES          Inventories are valued at the lower of average cost or
                     market and consist primarily of well supplies.

INVESTMENTS          Investments consist of corporate debt and equity
                     securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115,
                     "Accounting for Certain Investments in Debt and Equity
                     Securities" (SFAS 115) at December 31, 1993.  Under  SFAS
                     115, the Company classifies its debt and equity securities in one of three categories; trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value.
                     Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed other than temporary results, is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accredited over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

PROPERTY,            Property, plant and equipment are carried at cost and
PLANT AND            include expenditures for new facilities and for
EQUIPMENT            improvements which substantially increase the productive
                     lives of existing plant and equipment. Maintenance and repair costs are expensed as incurred. Coal in place is depleted at a rate based upon the cost of the mineral properties and estimated recoverable tonnage therein. Depreciation of plant and equipment is generally determined by the straight-line method. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

OIL AND GAS          For oil and gas exploration and development costs, the
EXPLORATION          Company follows the successful efforts method of
AND                  accounting.  Under this method both tangible and
DEVELOPMENT          intangible costs of drilling and developing producing oil
COSTS                and gas wells and related facilities, including
                     development dry holes, are capitalized and amortized on a unit-of-production basis. Exploratory costs including;
                     exploratory dry holes, annual delay rental and geophysical costs, are charged to expense when incurred. The estimated costs (net of salvage value)of plugging and abandoning gas and oil wells is included in the Company's unit-of-production depletion rates.


NATURAL GAS          Natural gas revenues generally are recorded using the
REVENUES             sales method whereby the Company recognizes natural
                     gas revenues based on the amount of gas sold to purchasers on its behalf. As of December 31, 1994 the Company did not have any material gas imbalances.


INCOME TAX           The Company accounts for income taxes under Statement of
                     Financial Accounting Standards No. 109, "Accounting for
                     Income Taxes" (SFAS 109). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

RETIREMENT           The cost of pension plans includes the current year's
BENEFITS             normal cost and interest on and amortization of prior
                     service cost over a period of 20 years.  The Company's
                     policy is to fund pension costs currently.  Effective
                     January 1, 1992, the Company adopted  Statement of
                     Financial Accounting Standards No. 106, "Employers'
                     Accounting for Postretirement Benefits Other Than
                     Pensions" (SFAS 106).  SFAS 106 requires accrual
                     accounting for all postretirement benefits other than
                     pensions.   Under the prescribed accrual method the
                     Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

PER SHARE            Per share data are based on the weighted average number of
DATA                 shares outstanding during the year.  Common share
                     equivalents based on outstanding options, are excluded from the calculation since the dilutive effect is not material.





                                      (25)

DIVIDEND AND         Dividend income from investments is recognized as of the
ROYALTY INCOME       record date.  Royalty income is recognized on the basis of production and sales.


STATEMENTS           For purposes of the Statements of Cash Flows, the Company
OF CASH FLOWS        considers all highly liquid debt instruments with a
                     maturity of three months or less to be cash equivalents.


FAIR VALUE OF        The carrying value of financial instruments approximates
FINANCIAL            fair value.  The Company's financial instruments
INSTRUMENTS          are accounts receivable, notes receivables, accounts
                     payable and long-term debt.






                                      (26)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVESTMENTS AND OTHER INCOME

    The amortized cost, gross unrealized holding gains and fair value for available-for-sale and held-to-maturity securities were as follows:

                                                                                           Gross
                                                                                           Unrealized
                                                                             Amortized     Holding        Fair
At December 31, 1994                                                           Cost        Gains          Value
---------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
    Available-for-sale:
         Westmoreland Coal Company                                           $  5,263      $   2,632      $   7,895
         Westmoreland Resources, Inc.                                           4,530              -          4,530
         Norfolk Southern Corporation                                           3,096         69,800         72,896
---------------------------------------------------------------------------------------------------------------------
                                                                             $ 12,889      $  72,432      $  85,321
---------------------------------------------------------------------------------------------------------------------

    Held-to-Maturity:
         Notes Receivable                                                    $ 12,527      $       -      $  12,527
---------------------------------------------------------------------------------------------------------------------
    At December 31, 1993
---------------------------------------------------------------------------------------------------------------------

    Available-for-sale:
         Westmoreland Coal Company                                           $  5,263      $       -      $   5,263
         Westmoreland Resources, Inc.                                           4,530              -          4,530
         Norfolk Southern Corporation                                           3,096         81,673         84,769
---------------------------------------------------------------------------------------------------------------------
                                                                             $ 12,889      $  81,673      $  94,562
---------------------------------------------------------------------------------------------------------------------
    Held-to-Maturity:
         Notes Receivable                                                    $ 15,412      $       -      $  15,412
---------------------------------------------------------------------------------------------------------------------

    Maturities of securities classified as held-to-maturity is as follows:

                                                                          Amortized Cost and Fair Value
                                                                          ------------------------------
                                                                                 1994           1993
---------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
         Current                                                             $  3,646      $   3,571
         Due after one year through five years                                  3,299          4,868
         Due after five years through ten years                              $  5,123      $   3,335
         Due after ten years                                                      459          3,638
---------------------------------------------------------------------------------------------------------------------
                                                                             $ 12,527      $  15,412
---------------------------------------------------------------------------------------------------------------------


    Related dividend income is as follows:
                                                                                1994          1993         1992
---------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
         Westmoreland Resources, Inc.                                        $    400      $     144      $    -
         Norfolk Southern Corporation                                           2,309          2,236       2,164
---------------------------------------------------------------------------------------------------------------------
                                                                             $  2,709      $   2,380      $2,164
---------------------------------------------------------------------------------------------------------------------





                                      (27)

    In addition, cash dividends received from Westmoreland Resources, Inc. in 1992 and recorded as a reduction of investment were $920,000.
    During July 1992, Penn Virginia Corporation sold to Westmoreland Coal Company 1,295,589 shares of its investment in Westmoreland Coal Company for $14.276 per share, resulting in a pretax loss of $2,768,000. This sale reduced Penn Virginia Corporation's ownership interest in Westmoreland Coal Company to
21.3 percent of the outstanding voting stock. In October 1992, Penn Virginia Corporation restructured its representation on the Westmoreland Coal Company board of directors. This change left only one Penn Virginia Corporation representative on the Westmoreland Coal Company board of directors. In December 1992, Penn Virginia Corporation contributed an additional 220,000 shares of its Westmoreland Coal Company investment to an irrevocable trust, known as a Voluntary Employees' Beneficiary Association, to fund life, sickness, accident or other employee or retiree benefits. The assets of this trust are managed by an independent trustee. This contribution resulted in a pretax loss of $988,000 and reduced Penn Virginia Corporation's ownership position to 18.96 percent of Westmoreland Coal Company's outstanding voting stock. As a result, Penn Virginia Corporation discontinued accounting for its Westmoreland Coal Company and Westmoreland Resources, Inc. investments under the equity method in December 1992. In December 1993 and 1992, after considering that the market value of its Westmoreland stock was less than Penn Virginia's carrying value in each of those years, the Company wrote down its investment in Westmoreland Coal Company to reflect the Company's estimate of Westmoreland's then current value. In 1993 and 1992 these decisions resulted in a pretax non-cash charge to earnings of $8,772,000 and 12,915,000, respectively, and a corresponding reduction in the carrying value of the Westmoreland investment. The Company owns 1,754,411 shares of Westmoreland Coal Company's common stock.

Payments received by the Company from Westmoreland Coal Company include the following:

                                                                                 1994           1993            1992
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Royalties on coal                                                            $   11,019    $    11,699         $10,689
Dividends (recorded as reductions of investment)                                      -              -             839
---------------------------------------------------------------------------------------------------------------------------
    Totals                                                                   $   11,019    $    11,699         $11,528
                                                                                 ======         ======         =======
---------------------------------------------------------------------------------------------------------------------------

    Royalty rates, independently negotiated with Westmoreland Coal Company ,are generally comparable to rates charged to unaffiliated lessees.
    The Company owns 1,202,400 shares of Norfolk Southern Corporation stock. Interest income included in other income amounted to $1,290,000, $1,323,000 and $1,363,000 in 1994, 1993 and 1992, respectively.  Included in 1994, 1993 and 1992 interest income was $962,000, $989,000 and $1,036,000, respectively, relating to notes receivable on the sale of coal in place in 1986.





                                      (28)

2. DISCONTINUED OPERATIONS

    In December 1992, the Company adopted a formal plan to sell the lime and limestone segment of its business. In October 1993 the Company completed the sale of this segment. The assets of the lime and limestone segment to be sold consisted primarily of accounts receivable, inventories, and property, plant and equipment. The selling price was $28.7 million in cash and generated a gain of $5.7 million (net of income tax expense of $3.1 million). In 1992, the Company estimated a loss on disposal of the lime and limestone segment of $7.0 million (net of income tax benefit of $3.6 million). Operating results of the lime and limestone segment for the year ended December 31, 1992 are shown separately in the accompanying Consolidated Statements of Income.
    Revenues of the lime and limestone segment for 1992 were $28,917,000 and are not included in revenues in the accompanying Consolidated Statements of Income.


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes:

                                                                                   1994            1993
-------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Land                                                                         $      704      $      704
Mineral deposits and timber                                                         188             188
Coal in place                                                                     5,595           5,595
Oil and gas properties                                                          110,279          90,935
Plant and equipment                                                               3,485           4,518
-------------------------------------------------------------------------------------------------------------
                                                                                120,251         101,940
Less:  Accumulated depreciation, depletion and amortization                      34,005          27,847
-------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                            $   86,246      $   74,093
                                                                             ==========      ==========
-------------------------------------------------------------------------------------------------------------

    In December 1992, the Company purchased leases, wells, equipment and all contracts relating to certain natural gas properties located in southern West Virginia for a cash price of $20.3 million.
    The acquisition was recorded using the purchase method of accounting. The following unaudited pro forma results of continuing operations assume that this purchase occurred as of the beginning of the respective year presented after giving effect to certain adjustments including depreciation, depletion and amortization on the assets acquired, increased interest expense on acquisition debt and related income tax effects.

                                                                                                   1992
------------------------------------------------------------------------------------------------------------
                                                                        (in thousands except per share data)
Revenues                                                                                        $ 24,906
------------------------------------------------------------------------------------------------------------
(Loss) from continuing operations before cumulative effect
    of change in accounting principle                                                           $(6,803)
------------------------------------------------------------------------------------------------------------
(Loss) from continuing operations before cumulative effect
    of change in accounting principle per share                                                 $ (1.59)
------------------------------------------------------------------------------------------------------------

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.
    In January 1995, Westmoreland Coal Company released to Penn Virginia its lessee's rights in the coal reserves located in West Virginia in exchange for $3.0 million in cash.
    In February 1995, the Company acquired leases, wells, equipment and contracts relating to certain natural gas properties located in southern West Virginia abutting existing properties. These assets were acquired for approximately $16.9 million in cash and include 58 producing wells and approximately 34,600 acres of leases.





                                      (29)

4.  LONG-TERM DEBT

    Long-term debt at December 31, 1994 and 1993 is summarized in the following table.

                                                                                1994         1993
----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Unsecured:  Due 1995 to 1998; 3.07% to 9.0% (weighted average interest
rate 1994 -8.59%; 1993 - 7.31%)                                            $   16,575    $  24,200
Less:  Current maturities                                                      (7,325)      (7,625)
----------------------------------------------------------------------------------------------------
                                                                           $    9,250    $  16,575
                                                                                =====       ======
----------------------------------------------------------------------------------------------------

    A loan agreement contains restrictive covenants which limit the liabilities the Company can incur to a percentage of tangible net assets, restrict the disposition of assets, require the maintenance of certain levels of tangible net worth and working capital, and limit the sum of dividends and net cash outlays for the purchase of common stock to $50,000,000 plus 75 percent of net income as determined in the agreement after December 31, 1985. At December 31, 1994, retained earnings of $5,908,000 were unrestricted. At December 31, 1994, unused credit lines amounted to $2.0 million of which all are short-term. Penn Virginia has agreed to maintain compensating balances that range between 7.5% and 10% of the lines. None of the Company's cash is restricted as to disposition or use. During 1994, the Company maintained collective balances sufficient to meet its average and year-end collected balance requirement of $175,000. In February, 1995, the Company completed a $20.0 million revolving credit and term loan agreement with substantially the same terms as existing loan agreements.
    Aggregate installments of long-term debt maturing in the years 1996, 1997, and 1998 amount to $5,250,000, $2,000,000 and $2,000,000 respectively.

5. ACCRUED EXPENSES

    Accrued expenses at December 31, 1994 and 1993 are summarized in the following table.

                                                                                1994        1993
-----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Pension                                                                    $    1,243     $  1,973
Compensation                                                                      368          316
Relocation                                                                        800          800
Other                                                                           1,502        1,446
----------------------------------------------------------------------------------------------------
                                                                           $    3,913     $  4,535
                                                                            =========       ======
----------------------------------------------------------------------------------------------------

6. INCOME TAXES

    The provision (benefit) for income taxes from continuing operations is comprised of the following:

                                                                                     Year Ended December 31
                                                                                -----------------------------
                                                                                1994          1993           1992
---------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Current
    Federal                                                                $     533     $  2,418        $   1,324
    State                                                                        756          829              812
---------------------------------------------------------------------------------------------------------------------
         Total current                                                         1,289        3,247            2,136
Deferred
    Federal                                                                   (3,839)      (2,970)          (7,198)
    State                                                                        (73)         260              (20)
---------------------------------------------------------------------------------------------------------------------
         Total deferred                                                       (3,912)      (2,710)          (7,218)
---------------------------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                                         $  (2,623)    $    537        $  (5,082)
                                                                            ========      =======           =======
---------------------------------------------------------------------------------------------------------------------





                                      (30)

    The reconciliation between tax expense (benefit) from continuing operations computed by multiplying pretax income by the U.S. federal statutory tax rate and the reported amount of income tax expense (benefit) is as follows:

                                                                               Year Ended December 31
                                                                     -------------------------------------------
                                                                           1994          1993           1992
----------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Computed at U.S. statutory tax rate                                        $   3,807     $   1,769    $   (4,368)
State income taxes, net of federal income tax benefit                            444           708           523
Dividends received deduction                                                    (664)         (583)         (962)
Non-conventional fuel source credit                                           (1,750)       (1,000)       (1,000)
Adjustment to prior year provisions                                           (3,500)            -             -
Percentage depletion                                                            (495)         (357)         (422)
Other                                                                           (465)            -         1,147
-----------------------------------------------------------------------------------------------------------------
  Total income tax expense (benefit)                                       $  (2,623)    $     537    $   (5,082)
                                                                            ==========     =======        =======
-----------------------------------------------------------------------------------------------------------------

 Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax liability at December 31, 1994 and 1993 relate to the following:

                                                                                1994         1993
----------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Unrealized investment gain                                                 $   25,351    $  28,583
Investments due to reserves and the equity method of accounting                  (745)        (742)
Drilling costs capitalized for financial reporting purposes                    13,677        9,245
Notes receivable for financial reporting purposes                                (821)           6
Other property, plant and equipment, principally due to difference
 in depreciation and depletion                                                 (4,105)      (2,980)
Tax credit carryforwards                                                       (2,945)        (804)
Other                                                                          (3,404)         844
----------------------------------------------------------------------------------------------------
 Net deferred income tax liability                                         $   27,008    $  34,152
                                                                            =========       ======
----------------------------------------------------------------------------------------------------

 The Company's federal income tax returns have been examined by the Internal Revenue Service and settled through 1990. As a result of the settlement of various issues raised during the examination of the 1984 through 1986 tax returns, in 1994 the Company recognized a $3.5 million adjustment to its prior year provision for deferred taxes.

7.  PENSION PLANS

 The Company and its wholly-owned subsidiaries provided a non-contributory, defined benefit pension plan for eligible employees. Benefits are based on the employee's average annual compensation and years of service. Pension expense amounted to $971,000, $703,000 and $1,485,000 in 1994, 1993 and 1992,
respectively.
 Pension expense for 1992 includes discontinued operations because the ultimate disposition of these liabilities had not been determined and the components of the expense are as follows:

                                                                            1994           1993           1992
---------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Service Cost                                                               $      108    $  115       $   281
Interest cost on projected benefit obligations                                    821       852           934
Actual return on plan assets                                                       25      (551)         (487)
Net amortization and deferral                                                    (620)      (98)         (262)
Special termination benefits                                                      637       385         1,019
---------------------------------------------------------------------------------------------------------------------
    Pension expense                                                        $      971    $  703       $ 1,485
                                                                             ========       ===         =====
---------------------------------------------------------------------------------------------------------------------





                                      (31)

    The following sets forth the funded status of the plans at December 31, 1994 and 1993.


                                                                                1994     1993
-----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Actuarial present value of benefit obligations:
Vested benefits                                                            $   10,568     $  11,231
Nonvested benefits                                                                 57            78
-----------------------------------------------------------------------------------------------------
Accumulated benefit obligations                                                10,625        11,309
Effect of assumed future compensation levels                                      298           373
-----------------------------------------------------------------------------------------------------
Projected benefit obligation                                                   10,923        11,682
Fair value of assets held in plan                                              (6,767)       (6,957)
Unrecognized cumulative net gain (loss)                                        (1,381)       (1,436)
Unrecognized prior service cost                                                  (321)         (115)
Unrecognized implementation pension asset                                         (65)         (301)
Additional liability recognized                                                 1,891         1,662
-----------------------------------------------------------------------------------------------------
    Unfunded accrued pension cost                                          $    4,280     $   4,535
                                                                            ==========        =====
-----------------------------------------------------------------------------------------------------

Unfunded accrued pension cost at beginning of year                              4,535         2,859
Current year's pension expense                                                    971           703
Additional liability recognized                                                  (118)        1,171
Current year's contributions                                                   (1,076)         (323)
Other                                                                             (32)          125
-----------------------------------------------------------------------------------------------------
    Unfunded accrued pension cost at end of year                           $    4,280     $   4,535
                                                                                =====         =====
-----------------------------------------------------------------------------------------------------

    A portion of the unfunded accrued pension cost is included in the caption "Other liabilities", on the Company's balance sheet.
    The weighted average discount rate used to measure the projected benefit obligations is 8.25% in 1994 and 7.25% in 1993, the rate of increase in future compensation levels is 6%, and the expected long-term rate of return on assets is 9.5%. Plan assets consist primarily of listed stocks, including $315,000 of the Company's stock, insurance contracts and cash equivalents.

8. OTHER POSTRETIREMENT BENEFITS

    The Company sponsors a defined benefit postretirement plan that covers employees hired prior to January 1, 1991 who retire from active service by meeting specific age and years of service requirements. The plan provides health care (medical benefits) for the retiree and his/her eligible dependents and life insurance benefits for the retiree. The health care coverage is non-contributory for retirees who retired prior to January 1, 1991 and may be contributory for retirees who retired after December 31, 1990.
    Postretirement benefit expense for 1994 and 1993 include the following components:

                                                                                1994     1993
----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Service Cost                                                                  $    30      $    78
Interest cost on accumulated postretirement  benefit obligation                   281          356
Actual return on plan assets                                                        1         (338)
Net amortization and deferral                                                     (61)         202
-----------------------------------------------------------------------------------------------------
                                                                              $   251      $   298
                                                                                  ===          ===
-----------------------------------------------------------------------------------------------------





                                      (32)

    The following sets forth the funded status of the plan at December 31, 1994 and 1993:

                                                                                            1994          1993
---------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Accumulated postretirement benefit obligation:
    Retirees                                                                            $    3,454      $   4,025
    Fully eligible active plan participants                                                    270            214
                                                                                            ------        --------
                                                                                             3,724          4,239
Plan assets at fair value                                                                   (1,798)        (2,055)
                                                                                           -------        -------
Accumulated postretirement benefit obligation in excess of plan assets                       1,926          2,184
Unrecognized prior service cost                                                                (52)         ( 460)
                                                                                              ----         ------
    Unfunded accrued postretirement benefit cost                                        $    1,874      $   1,724
                                                                                             =====          =====
---------------------------------------------------------------------------------------------------------------------

                                                                                             1994           1993
---------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Unfunded accrued postretirement benefit cost at beginning of year                       $   1,724      $   1,556
Current year's postretirement benefit expense                                                 251            298
Current year's contributions                                                                 (101)          (130)
---------------------------------------------------------------------------------------------------------------------
Unfunded accrued postretirement benefit cost at end of year                             $   1,874      $   1,724
                                                                                            =====          -----
---------------------------------------------------------------------------------------------------------------------

    For measurement purposes, an annual rate of increase for medical benefits (trend rate) was assumed for retirees under 65 and for retirees aged 65 and older. These rates were assumed to be 12.4% and 10.1% for 1994 and 13.3% and 10.6% for 1993. The rates were assumed to decrease gradually to 5.5% for both groups in the year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $259,000 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by $23,000.
    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.25% in 1994 and 7.25% in 1993. The assumed long-term rate of return on plan assets after estimated taxes was 3%. At December 31, 1994, plan assets consist primarily of tax exempt securities.


9.  OTHER LIABILITIES

    Other liabilities at December 31, 1994 and 1993 are summarized in the following table:

                                                                                              1994        1993
---------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Postretirement health care                                                              $    1,722      $   1,724
Deferred income                                                                              2,028          2,228
Pension                                                                                      3,037          2,338
Other                                                                                        1,450          1,379
---------------------------------------------------------------------------------------------------------------------
                                                                                        $    8,237      $   7,669
                                                                                            ======         ======
---------------------------------------------------------------------------------------------------------------------





                                      (33)

10.  STOCK OPTION AND STOCK OWNERSHIP PLANS

    (a)  Stock Option Plans.
    Under the terms of its 1980 Incentive Stock Plan, approved by the shareholders in 1980, the Company may offer an aggregate of 200,000 shares (subject to adjustments for stock dividends, stock splits and the like) of the Company's common stock to officers and key employees in a management role of the Company and its subsidiaries upon the exercise of stock options or stock appreciation rights (SAR's) granted to them pursuant to the 1980 Plan. A SAR gives the holder, as an alternative to the exercise of the related stock option, the right to receive, without payment to the Company, any appreciation in the value of the shares subject to the related option that has taken place between the dates of grant and exercise. Subject to certain restrictions, the holder may receive this gain in cash or stock or in a combination of both. A stock option or SAR granted under the 1980 Plan may be exercised at any time after twelve months and prior to ten years following the date it is granted, subject to certain restrictions that apply when an officer or employee holds two or more options and to special rules that apply in the event of death, retirement or termination of employment of an optionee. Upon exercise of a
stock option any related SAR automatically expires.   On January 27, 1982 the
Company amended the 1980 Plan in order to permit the grant of Incentive Stock Options on or after that date. Options granted prior to that date remain non-qualified options. At December 31, 1994, options and related SAR's for 283,050 shares of the Company's common stock have been granted to officers and employees. Of these, options to purchase 239,700 shares have been exercised, forfeited or have expired, and options to purchase 43,350 shares remain outstanding.
    In 1992, the Company granted non-qualified options for 30,000 shares of the
Company's common stock to two non-employee directors.   The Company granted
non-qualified options for 20,000 shares of the Company's common stock to one non-employee director in 1994. These options may be exercised any time after twelve months and prior to four years following the day of grant. At December 31, 1994, these options for 30,000 and 20,000 shares of the Company's common stock remain outstanding. The following table sets forth certain information concerning option transaction under the 1980 Plan and the 1992 grants during the years ended December 31, 1994, 1993 and 1992.



                                                                                 1994       1993        1992
---------------------------------------------------------------------------------------------------------------------
Option shares outstanding at beginning of year                                 84,050       97,100         72,900
Option granted                                                                 20,000            -         59,000
Options forfeited or expired                                                  (10,700)     (13,050)       (34,800)
Options or SAR's exercise                                                           -            -              -
---------------------------------------------------------------------------------------------------------------------
Options shares outstanding at end of year                                      93,350       84,050         97,100
---------------------------------------------------------------------------------------------------------------------

    The following table sets forth, as of December 31, 1994, the number of shares of common stock subject to all stock options then outstanding under grants made by the Company, the per share option prices for such shares, and the years in which such options expire.

Year of Expiration                                     1996       1997         1998      1999        2002       2004
-----------------------------------------------------------------------------------------------------------------------
Number of shares                                       30,000      5,500        5,750    10,100      22,000     20,000
Average per share
    option price                                       $39.08     $57.00       $45.64    $48.00      $42.75     $31.25
-----------------------------------------------------------------------------------------------------------------------


    (b)  1985 Employee Stock Ownership Plan
    Effective June 1, 1985, the Company adopted a noncontributory Employee Stock Ownership Plan (ESOP) and Trust for the benefit of all non-union employees. The Trust borrowed $6.0 million from a bank and $4.0 million of the proceeds of the loan were used to purchase treasury stock (81,633 shares at $49.00 per share). The remainder was used to purchase Penn Virginia shares on the open market. A total of 122,583 shares were purchased at an average cost of $48.95 (which includes the 81,633 shares). Under the loan agreement, the Company guaranteed the loan and is obligated to make annual contributions sufficient to enable the Trust to repay the loan, including interest.
Principal is due in forty quarterly installments of $150,000 which began September 1985. The outstanding obligations of the Trust guaranteed by the Company is recorded in long-term debt and a like amount is recorded as a separate deduction from shareholder's equity in the consolidated balance sheet. Both the obligation and the deduction from shareholders' equity are reduced by the amount of any payment by the Trust of the loan, and by the amount of any current accrual of contributions by the Company. The amount of interest incurred on the ESOP debt was $25,000, $39,000 and $77,000 in 1994, 1993 and 1992, respectively. Dividends on ESOP shares used for debt service amounted to $27,000 , $70,000 and $72,000 in 1994, 1993 and 1992, respectively.





                                      (34)

11.  SEGMENT INFORMATION CONTINUING OPERATIONS



                                            Coal and Land             Oil and Gas        Investment          Consolidated
---------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
December 31, 1994:
------------------

Revenues                                      $    16,723             $   15,576         $     3,176         $    35,475
Operating profit (loss)                            14,633                 (1,110)              2,922              16,445
Identifiable assets                                23,967                 83,745              86,963             194,675
Corporate assets                                        -                      -                   -               4,584
    Total assets                                                                                                 199,259
Depreciation, depletion
    and amortization                          $       174             $    6,071         $        41         $     6,286
--------------------------------------------------------------------------------------------------------------------------
Capital expenditures                          $       239             $   20,683         $         8         $    20,930
--------------------------------------------------------------------------------------------------------------------------

December 31, 1993:
-----------------

Revenues                                      $    15,919             $   14,578         $     2,793         $    33,290
Operating profit (loss)                            13,930                  2,633              (6,187)             10,376
Identifiable assets                                26,023                 69,043             113,229             208,295
Corporate assets                                        -                      -                   -               5,964
    Total assets                                                                                                 214,259
Depreciation, depletion
    and amortization                          $       185             $    4,914         $        60         $     5,159
--------------------------------------------------------------------------------------------------------------------------
Capital expenditures                          $       463             $   15,169         $        12         $    15,644
--------------------------------------------------------------------------------------------------------------------------

December 31, 1992:
------------------

Revenues                                      $    14,486             $    8,637         $    (2,810)        $    20,313
Operating profit (loss)                            12,500                 (1,245)            (16,081)             (4,826)
Identifiable assets                                31,796                 55,836              22,106             109,738
Corporate assets                                        -                      -                   -               3,470
    Total assets                                                                                                 113,208
Depreciation, depletion
    and amortization                          $       176             $    3,944         $        83         $     4,203
--------------------------------------------------------------------------------------------------------------------------
Capital expenditures                          $       489             $   25,875         $        34         $    26,398
--------------------------------------------------------------------------------------------------------------------------

    Activities in coal and land operations mainly involve the leasing of mineral rights and the collection of royalties. The oil and gas operations include exploration for the production of oil and gas. The operations of investments involve the management of investments as well as the receipt of related dividends.
    Operating profit is total revenue less operating expenses. In computing operating profit none of the following items have been added or deducted: general corporate expenses (other unallocated charges), interest expense and income taxes.
    Identifiable assets are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.
    At December 31, 1994, the Company has an 18.9% interest in the voting power of Westmoreland Coal Company, the principal lessee of the Company's coal. Westmoreland operates in the United States and sells in the United States and abroad. Coal royalties from Westmoreland accounted for $11,019,000, $11,699,000 and $10,689,000 in 1994, 1993 and 1992, respectively, of the operating revenues of the natural resources segment.
    The Company also has a 16% investment in Westmoreland Resources, Inc. which is solely engaged in coal mining operations in the United States.





                                      (35)

12. COMMITMENTS AND CONTINGENCIES

    Under the terms of a sale/leaseback transaction completed in 1984, minimum rental payments under noncancelable operating leases are $499,000 per year until 1999. The Company has guaranteed these lease payments. The Company leases office space under a noncancelable operating lease that expires in 1999 and has rental payments of approximately $220,000 per year. In connection with the sale of the lime and limestone division, the company guaranteed rental payments of approximately $240,000 per year under an equipment operating lease. The lease and guarantee expire in July 1996.

13. CONCENTRATION OF CREDIT RISK

    At December 31, 1994 the Company had notes receivable with face values of $42.9 million and unamortized discount of $30.4 million for a net carrying value of $12.5 million due from three purchasers of coal reserves and gas leases who are believed to be highly leveraged. The notes are secured by the assets purchased and are being repaid from the cash flow from the sale of the coal or gas reserves.

14. SUPPLEMENTARY INFORMATION ON OIL AND
    GAS PRODUCING ACTIVITIES (UNAUDITED)

    The following supplementary information regarding the oil and gas producing activities of Penn Virginia is presented in accordance with the requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards No. 69. The amounts shown include Penn Virginia's net working and royalty interests in all of its oil and gas operations.

Capital Costs Relating to Oil and Gas Producing Activities

                                                                                1994          1993         1992
--------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Proved properties                                                          $   28,913    $  24,475      $  24,475
Unproved properties                                                             2,362        3,395          2,950
Wells, equipment and facilities                                                76,403       62,783         48,303
Support equipment and facilities                                                2,601        1,026            898
--------------------------------------------------------------------------------------------------------------------
                                                                              110,279       91,679         76,626
Accumulated depreciation, depletion and amortization                           29,491       22,636         17,836
--------------------------------------------------------------------------------------------------------------------
Net capitalized costs                                                      $   80,788    $  69,043      $  58,790
                                                                               ======       ======         ======
--------------------------------------------------------------------------------------------------------------------

Costs Incurred in Certain Oil and Gas Activities
                                                                                1994           1993         1992
--------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Property acquisition costs - Proved                                        $    4,438    $       -      $  15,853
Property acquisition costs - Unproved                                           1,544          445            235
Exploration costs                                                               1,420          930          1,248
Development costs                                                              14,701       14,724          9,787
--------------------------------------------------------------------------------------------------------------------


Results of Operation for Oil and Gas Producing Activities
    The following schedule includes results solely from the production and sale of oil and gas and excludes gains or losses on property dispositions. The income tax expense is calculated by applying the statutory tax rates to the revenues after deducting costs, which include depletion allowances and giving effect to permanent differences and tax credits. The results of operations exclude general and administrative overhead which is attributable to oil and gas production.

                                                                                1994           1993          1992
--------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Revenues                                                                   $   15,428    $  14,270      $   8,492
Production costs                                                                4,452        3,730          2,499
Exploration costs                                                               1,420          930          1,248
Depreciation, depletion, amortization and write-downs                           7,833        4,838          3,874
--------------------------------------------------------------------------------------------------------------------
                                                                                1,723        4,772            871
Income tax expense                                                                603        1,670            221
--------------------------------------------------------------------------------------------------------------------
Results of operations                                                      $    1,120    $   3,102      $     650
                                                                                =====        =====            ===
--------------------------------------------------------------------------------------------------------------------





                                      (36)

Oil and Gas Reserves (unaudited)

    The following schedule presents the estimated oil and gas reserves owned by Penn Virginia as of December 31, 1994. This information includes Penn Virginia's royalty and working interest share of the reserves of the Roaring Fork Project as well as the working interest share of reserves held in certain counties in eastern Kentucky and southern West Virginia. These reserves were estimated by Williamson Petroleum Consultants, Inc. of Houston, Texas. The Company considers the estimates to be reasonable, however, by their nature they are subject to upward and downward revisions as additional information regarding fields and technology becomes available. All reserves are located in the United States.

                                                                                Oil         Gas
Proved Developed and Undeveloped Reserves:                                      (Bbls)      (MMcf)
--------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
December 31,1991                                                                  732       48,300
--------------------------------------------------------------------------------------------------------------------
Revisions of previous estimates                                                  (160)      (2,002)
Extensions, discoveries and other additions                                       171        9,011
Production                                                                       (107)      (2,707)
Purchase of reserves                                                                -       58,767
--------------------------------------------------------------------------------------------------------------------
December 31, 1992                                                                 636      111,369
--------------------------------------------------------------------------------------------------------------------
Revisions of previous estimates                                                   (79)      (3,933)
Extensions, discoveries and other additions                                        31       15,034
Production                                                                        (83)      (5,327)
--------------------------------------------------------------------------------------------------------------------
December 31, 1993                                                                 505      117,143
--------------------------------------------------------------------------------------------------------------------
Revisions of previous estimates                                                    32      (16,650)
Extensions, discoveries and other additions                                         3       12,980
Production                                                                        (73)      (6,295)
Purchase of reserves                                                                -       20,754
--------------------------------------------------------------------------------------------------------------------
December 31, 1994                                                                 467      127,932
--------------------------------------------------------------------------------------------------------------------
Proved Developed Reserves:
    December 31, 1992                                                             542       60,803
    December 31, 1993                                                             394       70,263
    December 31, 1994                                                             371       78,125
--------------------------------------------------------------------------------------------------------------------

    Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
    The following schedule shows the estimates of future net cash flows from proved reserves prepared by independent consultants. These estimates are prepared based on the prices of oil and gas in effect at year end, with only price escalations guaranteed by existing contractual agreements over the life of the producing properties used. These estimated future cash flows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions. Cash flows are further reduced by estimated future income tax expense calculated by applying the current statutory income tax rate to the total pretax future cash flows, less the tax basis of the properties involved and the tax effects of any permanent differences and credits. Most of the Company's gas reserves are at spot prices and a change in gas prices will have an effect on the future net cash flows calculations. A sustained decline in prices may result in some impairment.
    The monetary amounts presented in the following information are computed using the Financial Accounting Standards Board's standardized assumptions and should not be construed as being management's estimate of the fair market value, replacement cost or any financial measure of the value of the reserves owned by the Company. These assumptions reflect stable conditions over a period of up to twenty years and therefore ignore possible changes in tax laws.





                                      (37)

                                                                              1994           1993           1992
--------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Future cash inflows                                                        $  274,323    $ 316,804      $ 316,930
Future production costs                                                        87,729       84,104         79,967
Future development costs                                                       33,957       31,611         34,150
--------------------------------------------------------------------------------------------------------------------
                                                                              152,637      201,089        202,813
--------------------------------------------------------------------------------------------------------------------
Future income tax expense                                                      36,923       53,442         63,192
--------------------------------------------------------------------------------------------------------------------
Future net cash flows                                                         115,714      147,647        139,621
10% annual discount for estimated timing of cash flows                         59,634       83,580         81,704
--------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted future net cash flows                   $   56,080    $  64,067      $  57,917
                                                                               ======       ======         ======
--------------------------------------------------------------------------------------------------------------------

    Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

                                                                             1994           1993          1992
--------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Sales of oil and gas, net of production costs                              $  (10,976)    $ (10,540)     $  (5,993)
Net changes in prices and production costs                                    (26,667)      (11,860)        (4,195)
Extension, discoveries and additions, net of costs                              3,930         9,088          7,300
Development costs incurred during the period                                   14,701        14,724          9,787
Revisions of previous quantity estimates                                      (10,074)       (5,235)        (4,264)
Purchase of minerals-in-place                                                   8,285             -         36,400
Accretion of discount                                                           8,726         8,440          4,349
Net change in income taxes                                                     (4,466)        4,013        (14,227)
Other changes                                                                   8,554        (2,480)        (2,832)
--------------------------------------------------------------------------------------------------------------------
Net  increase (decrease)                                                       (7,987)        6,150         26,325
Beginning of year                                                              64,067        57,917         31,592
--------------------------------------------------------------------------------------------------------------------
End of year                                                                $   56,080     $  64,067      $  57,917
                                                                               ======        ======         ======
--------------------------------------------------------------------------------------------------------------------





                                      (38)

MANAGEMENT'S REPORT ON FINANCIAL INFORMATION

    Management of Penn Virginia Corporation is responsible for the preparation and integrity of the financial information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles which involve the use of estimates and judgments where appropriate.

    The corporation has a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and to produce the records necessary for the preparation of financial information. The system of internal control is supported by the selection and training of qualified personnel, the delegation of management authority and responsibility, and dissemination of policies and procedures. There are limits inherent in all systems of internal control based on the recognition that the costs of such systems should be related to the benefits to be derived. We believe the corporation's systems provide this appropriate balance.

    The corporation's independent public accountants, KPMG Peat Marwick LLP, have developed an understanding of our accounting and financial controls and have conducted such tests as they consider necessary to support their opinion on the financial statements. Their report contains an independent, informed judgment as to the corporation's reported results of operations and financial position.

    The Board of Directors pursues its oversight role for the financial statements through the Audit Committee, which consists solely of outside directors. The Audit Committee meets regularly with management, the internal auditor and KPMG Peat Marwick LLP, jointly and separately, to review management's process of implementation and maintenance of internal controls, and auditing and financial reporting matters. The independent and internal auditors have unrestricted access to the Audit Committee.

Lennox K. Black                        Robert J. Jaeger
Lennox K. Black                        Robert J. Jaeger
Chairman and                           Vice President and
Chief Executive Officer                Chief Financial Officer





                                      (39)

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders       1600 Market Street
Penn Virginia Corporation                     Philadelphia, Pennsylvania  19103

    We have audited the accompanying consolidated balance sheets of Penn Virginia Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operation and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in the Summary of Significant Accounting Policies the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993 and adopted the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1992.




                                        KPMG PEAT MARWICK LLP
                                        KPMG PEAT MARWICK LLP
March 1, 1995




                                      (40)

FIVE YEAR SELECTED FINANCIAL DATA

                                                            1994          1993            1992            1991          1990
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands except per share data)
Revenues                                                $     35,475    $   33,290      $   20,313      $   21,552    $  30,966
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before cumulative effect of change
    in accounting principle                                   13,501         4,518          (7,766)            785       10,040
----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                             -             -          (2,588)             --           --
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $     13,501    $   10,252      $  (17,088)     $    1,245    $  10,592
                                                              ======        ======         =======           =====       ======
----------------------------------------------------------------------------------------------------------------------------------

Per Common share:
Income (loss) from continuing operations
    before cumulative effect of change
    in accounting principle                             $       3.15    $     1.06      $    (1.82)     $      .18    $    2.31
----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                             -             -            (.60)             --          --
----------------------------------------------------------------------------------------------------------------------------------
Dividends paid                                          $       2.00    $     2.90      $     1.90      $     1.90    $    1.90
----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                            4,280         4,280           4,278           4,289        4,339
                                                               =====         =====           =====           =====        =====
----------------------------------------------------------------------------------------------------------------------------------

Assets:
    Continuing operations                               $    199,259    $  214,259      $  113,208      $  138,983    $ 144,066
    Discontinued operations, net                                   -             -          19,431          31,172       29,638
----------------------------------------------------------------------------------------------------------------------------------
         Total                                          $    199,259    $  214,259      $  132,639      $  170,155    $ 173,704
----------------------------------------------------------------------------------------------------------------------------------
Long -term debt                                         $      9,250    $   16,575      $   22,700      $   19,892    $  17,747
----------------------------------------------------------------------------------------------------------------------------------





                                      (41)

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 8, 1995


                                   ARTICLE I

                                  SHAREHOLDERS

SECTION 1.       MEETINGS.

         (a) Annual Meeting. Unless otherwise fixed by the board of directors the annual meeting of shareholders for the election of directors and for other business shall be held on the first Tuesday of May in each year or, if that day is a legal holiday, on the first subsequent business day.

         (b) Special Meetings. Special meetings of the shareholders may be called at any time by the chief executive officer, or a majority of the board of directors, or the holders of at least one-fifth of the shares of stock of the Company outstanding and entitled to vote.

         (c) Place. Meetings of the shareholders shall be held at such place in Philadelphia, Pennsylvania or elsewhere, as may be fixed by the board of directors in the notice of meeting.

SECTION 2.       NOTICE.

                 Written notice of the time and place of all meetings of shareholders and of the purpose of each special meeting of shareholders shall be given to each shareholder entitled to vote thereat at least ten days before the date of the meeting, unless a greater period of notice is required by law in a particular case.

SECTION 3.       VOTING.

         (a) Voting Rights. Except as otherwise provided herein, or in the Articles of Incorporation, or by law, every shareholder shall have the right at every shareholders' meeting to one vote for every share standing in his name on the books of the Company which is entitled to vote at such meeting. Every shareholder may vote either in person or by proxy.

         (b) Election of Directors. At each annual meeting the shareholders shall elect the Board of Directors. The Board of Directors shall have the authority to determine the number of directors, provided that the entire board shall be composed of not less than seven nor more than twelve directors.





                                      (42)

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 8, 1995


Section 4.       Quorum.

                 The presence, in person or by proxy, of the holders of a majority of the outstanding shares of stock of the Company entitled to vote at a meeting shall constitute a quorum. If a quorum is not present, no business shall be transacted except to adjourn to a future time.

                                   ARTICLE II

                                   DIRECTORS

SECTION 1.       TERM OF OFFICE.

                 Each director elected at an annual meeting of the shareholders shall hold office until the next annual meeting, unless properly removed or disqualified, and until such further time as his successor is elected and has qualified.

SECTION 2.       POWERS.

                 The business of the Company shall be managed by the board of directors which shall have all powers conferred by law and these bylaws. The board of directors shall elect, remove or suspend officers, determine their duties and compensations, and require security in such amounts as it may deem proper.

SECTION 3.       MEETINGS.

         (a) Regular Meetings. Regular meetings shall be held at such times as the board shall designate by resolution. Notice of regular meetings need not be given.

         (b) Special Meetings. Special meetings of the board may be called at any time by the chief executive officer and shall be called by him upon the written request of one-third of the directors. Written notice of the time, place and the general nature of the business to be transacted at each special meeting shall be given to each director at least three days before such meeting.

         (c) Place. Meetings of the board of directors shall be held at such place as the board may designate or as may be designated in the notice calling the meeting.





                                      (43)

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 8, 1995


SECTION 4.       QUORUM.

                 A majority of the number of directors in office immediately before the meeting begins shall constitute a quorum for the transaction of business at any meeting and, except as provided in
         Article VII, the acts of a majority of the directors present at any meeting at which a quorum is present shall be the acts of the board of directors.

SECTION 5.       VACANCIES.

                 Vacancies in the board of directors (including one resulting from an increase by not more than two) shall be filled by vote of a majority of the remaining members of the board though less than a quorum. Such election shall be for the balance of the unexpired term or until a successor is duly elected by the shareholders and has qualified.


                                  ARTICLE III

                                BOARD COMMITTEES

SECTION 1.       EXECUTIVE COMMITTEE.

                 The board of directors by resolution of a majority of the number of directors then in office may designate three or more directors to constitute an executive committee, which, to the extent provided in such resolution, shall have and may exercise all the authority of the board of directors except to approve an amendment of the Company's articles of incorporation or a plan of merger or consolidation. If an executive committee is so designated it will elect one of its members to be its chairman.

SECTION 2.       COMPENSATION AND BENEFITS COMMITTEE.

                 The board of directors by resolution of a majority of the number of directors then in office may designate three or more outside directors to constitute a compensation and benefits committee, which shall have such power and authority as may be provided in such resolution.

SECTION 3.       OTHER COMMITTEES.

                 The board of directors by resolution of a majority of the number of directors then in office may create or disband other committees, as deemed to be proper.





                                      (44)

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 8, 1995


                                   ARTICLE IV

                                    OFFICERS

SECTION 1.       ELECTION.

                 At its first meeting after each annual meeting of the shareholders, the board of directors shall elect a president, treasurer and secretary, and such other officers as it deems advisable. Any two or more offices may be held by the same person except the offices of president and secretary.

SECTION 2.       CHAIRMAN AND PRESIDENT.

         (a) Chairman. The chairman shall preside at all meetings of the board and of the shareholders. If so designated by the board of directors, the chairman shall be the chief executive officer.

         (b) President. The president shall be either the chief executive officer or the chief operating officer of the Company, as designated by the board of directors. The president shall have such duties as the board of directors and the chairman of the Company shall prescribe.

SECTION 3.       OTHER OFFICERS.

                 The duties of the other officers shall be those usually related to their offices, except as otherwise prescribed by resolution of the board of directors.

SECTION 4.       GENERAL.

                 In the absence of the chairman and president, the person who has served longest as vice president or any other officer designated by the board shall exercise the powers and perform the duties of the chief executive officer or chief operating officer or both.

                 The chief executive officer or any officer or employee authorized by him may appoint, remove or suspend agents or employees of the Company and may determine their duties and compensation.





                                      (45)

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 8, 1995


                                   ARTICLE V

                                INDEMNIFICATION

SECTION 1.       RIGHT TO INDEMNIFICATION.

                 The Company shall indemnify any person who was or is a party or threatened to be a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, and whether or not by or in the right of the corporation, by reason of the fact that he is or was a director or officer of the Company (or a predecessor corporation adsorbed in a merger or other transaction), or, while a director or officer of the Company or such predecessor, is or was serving at the request of the Company or such predecessor as a director, officer, partner, trustee, administrator, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, for expenses (including attorney's fees), judgments, fines, penalties, including any excise tax assessed with respect to an employee benefit plan, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, to the extent that (a) such person is not otherwise indemnified, (b) such person has not improperly received a personal benefit and (c) the liability did not result from such person's gross negligence or willful misconduct.

SECTION 2.       ADVANCE OF EXPENSES.

                 Expenses incurred by a director or officer of the Company in defending a civil or criminal action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company.

SECTION 3.       PROCEDURE FOR DETERMINING PERMISSIBILITY.

                 The procedure for determining the permissibility of indemnification (including the advance of expenses) shall be that set forth in Section 13.1-701.B of the Virginia Corporation Law, provided that, if there has been a change in control of the Company between the time of the action or failure to act giving rise to the claim for indemnification and such claim, then at the option of the person seeking indemnification, the permissibility of indemnification shall be determined by special legal counsel selected jointly by the Company and the person seeking indemnification. The reasonable expenses of any director or officer in prosecuting a successful claim for indemnification, and the fees and expenses of any special legal counsel engaged to determine permissibility of indemnification, shall be borne by the Company.





                                      (46)

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 8, 1995


SECTION 4.       CONTRACTUAL OBLIGATION; INURING OF BENEFIT.

                 The obligations of the Company to indemnify a person under this Article V, including the obligation to advance expenses, shall be considered contractual obligations of the Company to such person, subject only to the determination of permissibility as set forth in the preceding Section, and no modification or repeal of any provision of this Article V shall affect, to the detriment of such person, the obligations of the Company in connection with a claim based on any act or failure to act occurring before such modification or repeal. The obligations of the Company to indemnify a person such modification or repeal. The obligations of the Company to indemnify a person under this Article V, including the obligation to advance expenses, shall inure to the benefit of the heirs, executors and administrators of such person.

SECTION 5.       INSURANCE AND OTHER INDEMNIFICATION.

                 The board of directors of the Company shall have the power but shall not be obliged to (a) purchase and maintain, at the Company expense, insurance on behalf of the Company and its director, officers, employees and agents against liabilities asserted against any of them, including the Company's obligations to indemnify and advance expenses, to the extent that power to do so is not prohibited by applicable law, and (b) give other indemnification to the extent not prohibited by applicable law.


                                   ARTICLE VI

                             CERTIFICATES OF STOCK

SECTION 1.        SHARE CERTIFICATES.

                 Every shareholder of record shall be entitled to a share certificate representing the shares held by him. Every share certificate shall bear the corporate seal and the signature of the president or a vice president and the secretary or an assistant secretary or treasurer of the Company.

SECTION 2.       TRANSFERS.

                 Shares of stock of the Company shall be transferable on the books of the Company only by the registered holder or by duly authorized attorney. A transfer shall be made only upon surrender of the share certificate.





                                      (47)

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 8, 1995


                                  ARTICLE VII

                                   AMENDMENTS

                 These bylaws may be changed at any regular or special meeting of the board of directors by the vote of a majority of the number of directors in office immediately before the meeting or at any annual or special meeting of shareholders by the vote of the holders of a majority of the outstanding stock entitled to vote. Notice of any such meeting of shareholders shall set forth the proposed change or a summary thereof.





                                      (48)

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------

    21                  Subsidiaries of Registrant


    23                  Consent of Independent Auditors


    27                  Financial Data Schedule