Form 10-Q
period 1995-03-31
PENN VIRGINIA CORP
filed 1995-05-15
CIK 77159

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON  D.C. 20549

                                FORM 10-Q

(X)         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Yes   X   No

Number of shares of common stock of registrant outstanding
at March 31, 1995:  4,273,240

                           PENN VIRGINIA CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                     Three Months
                                                    Ended March 31
                                                    1995      1994
                                                (In thousands, except
                                                    per share data)
Revenues:
  Sales                                         $    220   $   121
  Coal royalties                                   3,168     3,528
  Oil and gas sales and royalties                  3,791     4,341
  Dividends                                          625       577
  Other income, net                                  540       578
                                                   8,344     9,145

Expenses:
  Cost of sales                                      724       640
  Selling, general and administrative              1,844     1,682
  Exploration and development                        118        69
  Depreciation, depletion and amortization         1,886     1,551
  Taxes other than on income                         441       409
  Interest                                           386       454
                                                   5,399    $4,805

Income from operations                             2,945     4,340
Income taxes                                         303     1,100

Net income                                       $ 2,642   $ 3,240

Income per common share (based on 4,275,890 and
  4,279,540 weighted average shares outstanding
  in 1995 and 1994):                             $    .62  $    .76




See accompanying notes to condensed consolidated financial statements.




                        PENN VIRGINIA CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Thousands of Dollars)
                                               (UNAUDITED)
                                              March 31, 1995 December 31, 1994
ASSETS
Current assets
  Cash and cash equivalents                         $  3,455      $  7,039
  Receivables                                          3,278         3,286
  Current portion of long-term notes receivable        3,646         3,646
  Inventory                                              607           599
  Current deferred tax benefit                         1,451         1,451
  Recoverable income taxes                             1,388         1,646
  Other                                                  192           249
    Total current assets                              14,017        17,916

Investments                                           90,204        85,321
Long-term notes receivable, net of current portion     8,259         8,881
Property, plant and equipment (net)                  104,522        86,246
Other assets                                             952           895
Total assets                                       $ 217,954     $ 199,259

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments on long-term debt           $   7,175     $   7,325
  Accounts payable                                     1,173         4,409
  Accrued expenses                                     4,751         3,913
  Deferred income                                        217           220
  Taxes on income                                        529           -
   Total current liabilities                          13,845        15,867

Other liabilities                                      8,093         8,237
Deferred taxes                                        29,882        28,459
Long-term debt, net of current installments           24,850         9,250

Shareholders' Equity
  Preferred stock of $100 par value -
   authorized 100,000 shares; issued none                -             -
  Common stock of $6.25 par value -
   authorized 8,000,000 shares; issued 4,437,517
   shares in 1995 and 1994                            27,734        27,734
  Other paid-in capital                               34,793        34,793
  Retained earnings                                   36,294        35,571
                                                      98,821        98,098

   Less:  165,277 and 157,977 shares in 1995 and 1994
            of common stock held in treasury           7,644         7,435
          Guaranteed debt to Employee Stock
            Ownership Plan                               150           300
   Add:  Unrealized holding gain - investments        50,257        47,083
         Total shareholders' equity                  141,284       137,446

Total liabilities and shareholders' equity         $ 217,954     $ 199,259



[FN]

See accompanying notes to condensed consolidated financial statements.

                          PENN VIRGINIA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)




                                                         Three months
                                                        Ended March 31
                                                        (In thousands)
                                                        1995       1994
Cash flows from operating activities:
  Net cash flows from operating activities          $  2,209   $  2,290

Cash flows from (used in) investing activities:
  Payment received on long-term notes                    952        934
  Purchases of fixed assets                          (20,195)      (933)

    Net cash flows provided (used) by investing
     activities                                      (19,243)         1
Cash flows from (used in) financing activities:
  Dividends paid                                      (1,920)    (1,918)
  Repayment of long-term debt principal               (1,050)    (1,050)
  Proceeds from long-term borrowings                  16,500        -
  Purchase of treasury stock                            (230)       -
  Reduction in Guaranteed debt to ESOP                   150        150
    Net cash flows provided (used) by
     financing activities                             13,450     (2,818)

Net (decrease) in cash and cash equivalents           (3,584)      (527)
Cash and cash equivalents - beginning balance          7,039     23,869

Cash and cash equivalents - ending balance          $  3,455   $ 23,342

Supplemental disclosures of cash flow information:
  Cash paid to date for:
    Interest                                        $     80   $    295

    Income taxes                                    $    -     $  1,755





[FN]
See accompanying notes to condensed consolidated financial statements.

                          PENN VIRGINIA CORPORATION







NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying condensed consoli-dated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

          Property, plant and equipment consist of the following:

                                              March 31, 1995 December 31, 1994
                                                       (In thousands)
          Property, plant and equipment          $ 140,407      $ 120,251
            Less:  Accumulated depreciation
                    and depletion                  (35,885)       (34,005)

          Net property, plant and equipment      $ 104,522      $  86,246

     2. During the first quarter of 1995 the Company completed two signifi-cant asset transactions. The first transaction consisted of the relinquishment of the West Virginia Hampton lease by Westmoreland Coal Company. The second transaction consisted of the acquisition of an oil and gas property located in eastern Kentucky that increased the Company's oil and gas reserves by approximately 42 billion cubic feet(bcf) at a cost of approximately $17 million. This oil and gas property is contiguous to a previously acquired oil and gas property in 1992 and will allow access to an additional gas pipeline transmission system thereby widening the marketability of the Company's gas reserves.

     3. The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities at March 31, 1995 were as follows:


                                                            Gross
                                                       Unrealized
                                            Amortized     Holding        Fair
                                                 Cost        Gain       Value
                                                      (In thousands)
          Available-for-sale
           Westmoreland Coal Company         $  5,263    $    -      $  5,263
           Westmoreland Resources, Inc.         4,530         -         4,530
           Norfolk Southern Corporation         3,096      77,315      80,411
                                             $ 12,889    $ 77,315    $ 90,204

          On April 21, 1995 the Company sold 65,000 shares of its Norfolk Southern Corporation common stock investment for approximately $4.3 million in cash. The proceeds from this sale will be utilized for general corporate purposes as well as for working capital and debt service requirements.

          The amortized cost and fair value of notes receivable which are classified as held-to-maturity securities was $11,905,000 at March 31, 1995.


     4. During the first quarter of 1995 the Company set in place a new $20 million loan and agency agreement with First Fidelity Bank as the lead lender and a couple of other commercial bank lenders. The pro-ceeds from this debt borrowing were used to finance the acquisition of the Loup Creek oil and gas property and the relinquishment of the Hampton leases from Westmoreland Coal Company.

          As of March 31, 1995, $16.5 million was drawndown on this agreement and is included with long-term debt on the Company's balance sheet. The remainder of $3.5 million is available for future drawdowns as deemed necessary by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of operations for the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994:

     Income from operations before income taxes decreased $1,395,000 or 32% for the first quarter of 1995 compared to the first quarter of 1994. This decrease is composed of a $96,000 decrease in the coal and land segment, a $61,000 de-crease in the investment segment, a $1,187,000 decrease in the oil and gas segment and a $51,000 increase in general corporate expenses and interest.

     Income taxes decreased in the first quarter of 1995 versus 1994 by $797,000 or 72% due mainly to a decrease in book taxable income and the esti-mated decrease in the effective federal tax rate due to the effect of an increased dividends received deduction, percentage depletion and shale tax credits relative to lower operating revenues.

                                Coal and Land

                                               1995      1994
                                          (Thousands of dollars)
Revenues:
  Sales                                     $   220   $   121
  Royalties                                   3,168     3,528
  Other                                         484       290
    Total                                     3,872     3,939

Expenses:
  Cost of sales                                  19        26
  Selling, general and administrative           319       309
  Exploration and development                    52        39
  Depreciation, depletion and amortization       22        43
  Taxes other than on income                     75        41
    Total                                       487       458
  Operating Profit                          $ 3,385   $ 3,481

     The decrease in the coal and land segment operating profit of $96,000 or 3% is mainly attributable to decreased coal royalties from Westmoreland Coal Company's Virginia and West Virginia leases as well as a decrease in coal tonnages mined by independents in Virginia. Partially offsetting this decrease in coal royalty income was an increase in bulk timber sales and higher interest income recognized on long-term coal notes due to higher coal production.

                                 Investments


                                               1995      1994
                                          (Thousands of dollars)
Revenues:
  Dividends                                  $  625    $  577
  Other                                           3       125
    Total                                       628       702

Expenses:
  Selling, general and administrative             6        16
  Depreciation                                   -          2
  Taxes other than on income                     -          1
    Total                                         6        19
 Operating Profit                            $  622    $  683

     The decrease in the investment segment of $61,000 or 9% is mainly attributable to a decrease in interest income earned on short-term investments of $122,000 offset in part by an increase of $48,000 in dividend income.

                                 Oil and Gas

                                               1995      1994
                                          (Thousands of dollars)
Revenues:
  Sales                                     $ 3,443   $ 3,720
  Royalties                                     348       621
  Other                                          10       106
    Total                                     3,801     4,447

Expenses:
  Cost of sales                                 705       613
  Selling, general and administrative           734       665
  Exploration and development                    64        30
  Depreciation, depletion and amortization    1,856     1,497
  Taxes other than on income                    313       326
    Total                                     3,672     3,131
  Operating Profit                          $   129   $ 1,316

     Operating profit for the oil and gas segment decreased $1,187,000 or 90%. The decrease is mainly attributable to a 30% decline in gas prices in 1995 versus 1994 that reduced sales by $277,000 or 7%. The gas price reduction and gas production decreases lowered oil and gas royalties by $273,000 or 44%. Other income decreased by $96,000 or 91% due mainly to a decline in delay rental income from coal-bed methane gas leases.

     The increase in cost of sales of $92,000 or 15% is due mainly to increased well workover and well tending expense, increased joint venture related ex-penses and additional lease operating expenses associated with oil and gas properties acquired subsequent to the first quarter of 1994. Selling, general and administrative expenses increased by $69,000 or 10% due mainly to the new office lease costs following the relocation to Kingsport, Tennessee in the second quarter of 1994. The increase in exploration and development is mainly attributable to a 1994 first quarter reversal of accrued geological and geo-physical costs that did not reoccur in 1995. Depreciation, depletion and amortization increased by $359,000 or 24% due mainly to the effect of lower gas pricing and higher gas production volumes on the depletion rate calculation for 1995.

                                  Corporate

     The increase in general corporate expenses and interest of $51,000 or 4% is mainly attributable to a $117,000 increase in selling, general and admin-istrative expenses due to higher salary, legal, consulting and environmental related expenses. Partially offsetting this increase is a decrease of $68,000 in interest expense due mainly to lower debt balances outstanding.

Financial Condition, Liquidity, Capital Resources and Other Financial Data at March 31,1995:

     Working capital at March 31, 1995 was $172,000 compared to $2 million at December 31, 1994. See the Condensed Consolidated Statement of Cash Flows for details regarding the change. On April 21, 1995 the Company sold 65,000 shares of Norfolk Southern Corporation common stock for approximately $4.3 million in cash. The proceeds from this sale will be utilized for general corporate purposes as well as for working capital and debt service requirements.

     At March 31, 1995, there were $5.5 million in unused credit lines.

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

     In an effort to mitigate the recent decline in gas prices, which are expected to continue through the summer of 1995, the Company has undertaken several steps. The current year's drilling program has been curtailed to maximize the financial returns from our reserves; a program to further reduce general and administrative expenses has been instituted and a program to lock in roughly 35% of our production at acceptable (but below 1994) prices through the summer was completed.

     The second factor is the performance of Westmoreland Coal Company (WCX), our largest coal lessee. In 1994, WCX reported net income of $20.2 million compared to a net loss of $97.6 million for 1993. In a news release dated March 31, 1995 WCX stated that the improvement in net income in 1994 included $41.1 million of gains from the sales of the assets of Kentucky Criterion Coal Coal Company and certain idled facilities in West Virginia. In addition, WCX added that during 1994 $55 million of debt was repaid and that it currently has adequate cash reserves. However, as further stated by WCX, it still faces significant challenges including substantial heritage costs for postretirement medical and workers' compensation liabilities, ongoing operating losses at the Virginia division and the loss of above-market price coal contracts at that location in 1995 and mid-1996. WCX reported that it continues to review various options including the possible future downsizing, sale or shut-down of all or a portion of the Virginia Division, at which time it may be required to accelerate the recognition, for accounting purposes, of a significant portion of its postretirement medical liabilities. WCX also stated that the total amount of that recognition is not currently known, but the book impact of this non-cash expense on its shareholders' equity could affect its legal ability to pay preferred stock dividends.

     WCX is burdened by a difficult coal price environment and significant costs for retirees and idle mines that must be borne by a shrinking production base. If WCX cannot mine profitably or significantly curtails its mining activity, then Penn Virginia's cash flows would be adversely affected. A prolonged period of depressed prices for coal would affect the merchantability of the reserves leased to WCX and could ultimately result in a curtailment of production from Penn Virginia's reserves.

     In an effort to diversify the risks associated with having one principal lessee on the Company's West Virginia coal properties and more fully exploit the mineable coal reserves the Company obtained the relinquishment of the WCX Hampton leases in February, 1995. It is the Company's intent to have several lessees mining coal on this property by expanding the current mineable reserve base. Management is currently evaluating several options from po-tential coal lessees that could have a positive impact on coal royalty income in the future.

     The Company continues to evaluate its investment in WCX, and any deterioration in its financial condition that results in the carrying value for that investment being in excess of fair value could result in additional losses.

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

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits

          Exhibit 15:  Letter Re:  Unaudited interim financial information.

          Exhibit 27: Financial data schedule for the three months ending March 31, 1995.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed for the quarter ended March 31, 1995.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PENN VIRGINIA CORPORATION
                                   (Registrant)



Date:  May 15, 1995       A. James Dearlove
                         (A. James Dearlove, President and Chief Operating
                           Officer)



Date:  May 15, 1995       William M. Swenson
                         (William M. Swenson, Assistant Controller)
                           (Principal Accounting Officer)

KPMG Peat Marwick LLP
Certified Public Accountants
1600 Market Street
Philadelphia, PA 19103





                           INDEPENDENT ACCOUNTANT'S REPORT


The Board of Directors
Penn Virginia Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of March 31, 1995 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review pro-cedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                        KPMG PEAT MARWICK LLP
                                        KPMG PEAT MARWICK LLP



Philadelphia, PA
May 10, 1995

                              EXHIBIT INDEX




Exhibit No.         Description

    15              Letter re unaudited interim financial information

    27              Financial data schedule