Form 10-Q
period 1995-06-30
PENN VIRGINIA CORP
filed 1995-08-14
CIK 77159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON  D.C. 20549

                                   FORM 10-Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                 100 MATSONFORD ROAD SUITE 200 RADNOR, PA 19807
                    (Address of principal executive offices)
                                   (Zip code)

                                 (610)687-8900
              (Registrant's telephone number; including area code)

        800 THE BELLEVUE 200 SOUTH BROAD STREET, PHILADELPHIA, PA 19102
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
    -------         -------

Number of shares of common stock of registrant outstanding
at August 11, 1995:  4,262,240

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (UNAUDITED)



                                                                     Three Months                     Six  Months
                                                                    Ended June 30,                  Ended June 30,
                                                                    --------------                  --------------
                                                                   1995           1994            1995             1994
                                                                 ------         ------          ------           ------
Operating revenues:
  Sales                                                         $   152        $   101         $   372          $   222
  Coal royalties                                                  2,961          3,848           6,129            7,376
  Oil and gas sales and
    royalties                                                     3,561          4,039           7,352            8,380
  Gain on sale of securities                                      4,106            -             4,106              -
  Dividends                                                         592            857           1,217            1,434
  Other income, net                                                 814            481           1,354            1,059
                                                                -------         ------         -------          -------
                                                                 12,186          9,326          20,530           18,471
                                                               --------         ------         -------          -------

Expenses:
  Cost of sales                                                     728            801           1,452            1,441
  Selling, general and administrative                             1,607          1,689           3,451            3,371
  Exploration and development                                       124            185             242              254
  Depreciation, depletion and
    amortization                                                  1,832          1,481           3,718            3,032
  Taxes other than on income                                        457            355             898              764
  Interest                                                          624            420           1,010              874
                                                                -------        -------       ---------          -------
                                                                  5,372          4,931          10,771            9,736
                                                                -------        -------        --------          -------

Income from operations                                            6,814          4,395           9,759            8,735
Income taxes                                                      1,465          1,118           1,768            2,218
                                                                -------      ---------         -------          -------

Net income                                                      $ 5,349        $ 3,277         $ 7,991          $ 6,517
                                                                =======        =======         =======          =======

Income per common share (based on
  4,274,326 and 4,279,540 weighted
  average shares outstanding in 1995
  and 1994, respectively):                                      $  1.25        $   .76         $  1.87          $  1.52
                                                               ========        =======         =======          =======





See accompanying notes to condensed consolidated financial statements.

                           PENN VIRGINIA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                                (Unaudited)
                                                                               June 30, 1995         December 31, 1994
                                                                               -------------         -----------------
ASSETS
------
Current assets
  Cash and cash equivalents                                                      $   3,619                 $  7,039
  Receivables                                                                        3,393                    3,286
  Current portion of long-term notes receivable                                      3,646                    3,646
  Inventory                                                                            679                      599
  Current deferred tax benefit                                                       1,451                    1,451
  Recoverable income taxes                                                             -                      1,646
  Other                                                                                215                      249
                                                                                 ---------                ---------
    Total current assets                                                            13,003                   17,916
                                                                                 ---------                ---------

Investments                                                                         86,425                   85,321
Long-term notes receivable, net of current portion                                   7,209                    8,881
Property, plant and equipment (net)                                                105,432                   86,246
Other assets                                                                           963                      895
                                                                                 ---------                ---------
Total assets                                                                     $ 213,032                $ 199,259
                                                                                 =========                =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Current installments on long-term debt                                         $   5,250                $   7,325
  Accounts payable                                                                   1,648                    4,409
  Accrued expenses                                                                   4,135                    3,913
  Deferred income                                                                      214                      220
  Taxes on income                                                                      383                      -
                                                                                 ---------                ---------
    Total current liabilities                                                       11,630                   15,867
                                                                                  --------                ---------


Other liabilities                                                                    7,946                    8,237
Deferred taxes                                                                      28,938                   28,459
Long-term debt, net of current installments                                         22,000                    9,250

Shareholders' Equity
  Preferred stock of $100 par value -
    authorized 100,000 shares; issued none                                             -                        -
  Common stock of $6.25 par value -
    authorized 8,000,000 shares; issued 4,437,517
    shares in 1995 and 1994                                                         27,734                   27,734
  Other paid-in capital                                                             34,793                   34,793
  Retained earnings                                                                 39,722                   35,571
                                                                                 ---------                ---------
                                                                                   102,249                   98,098

  Less:    165,277 and 157,977 shares in 1995 and
             1994 of common stock held in treasury                                   7,644                    7,435
           Guaranteed debt to Employee Stock
             Ownership Plan                                                            -                        300
  Add:     Unrealized holding gain, net of tax -
             investments                                                            47,913                   47,083
                                                                                 ---------                ---------
             Total shareholders' equity                                            142,518                  137,446
                                                                                 ---------                ---------

Total liabilities and shareholders' equity                                       $ 213,032                $ 199,259
                                                                                 =========                =========




See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                  (UNAUDITED)

                                                                                               Six Months
                                                                                              Ended June 30,
                                                                                              --------------
                                                                                         1995                  1994
                                                                                         ----                  ----
Cash flows from operating activities:
          Net cash flows from operating activities                                   $  5,891              $  2,259
                                                                                     --------              --------

Cash flows from (used in) investing activities:
     Proceeds from the sale of securities                                               4,278                   -
     Payment received on long-term notes                                                2,333                 2,057
     Proceeds from the sale of fixed assets                                               117                   -
     Purchases of property, plant and equipment                                       (22,943)              ( 9,277)
                                                                                    ----------            ---------

          Net cash flows used in investing
            activities                                                                (16,215)               (7,220)
                                                                                    ---------             --------
Cash flows from (used in) financing activities:
     Dividends paid                                                                    (3,841)               (3,836)
     Repayment of long-term borrowings                                                 (7,325)               (5,525)
     Proceeds from long-term borrowings                                                18,000                   -
     Purchase of treasury stock                                                          (230)                  -
     Reduction in Guaranteed debt to ESOP                                                 300                   300
                                                                                     --------              --------
          Net cash flows provided (used) by financing                                   6,904                (9,061)
           activities                                                                --------              --------
Net (decrease) in cash and cash equivalents                                            (3,420)              (14,022)
Cash and cash equivalents - beginning balance                                           7,039                23,869
                                                                                     --------              --------

Cash and cash equivalents - ending balance                                           $  3,619              $  9,847
                                                                                     --------              --------

Supplemental disclosures of cash flow information:
     Cash paid to date for:
          Interest                                                                   $    997              $  1,097
                                                                                     ========              ========

          Income taxes                                                               $    373              $  2,770
                                                                                     ========              ========





See accompanying notes to condensed consolidated financial statements.

                           PENN VIRGINIA CORPORATION




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

                 Property, plant and equipment consist of the following:

                                                                        June 30, 1995            December 31, 1994
                                                                        -------------            -----------------
                                                                                       (In thousands)
                 Property, plant and equipment                              $ 143,193                    $ 120,251
                   Less:  Accumulated depreciation
                       and depletion                                          (37,761)                     (34,005)
                                                                            ---------                    ---------

                 Net property, plant and equipment                          $ 105,432                    $  86,246
                                                                           ----------                    ---------

         2. During the first quarter of 1995, the Company completed two significant asset transactions. The first transaction consisted of the relinquishment of the West Virginia Hampton lease by Westmoreland Coal Company. The second transaction consisted of the acquisition of an oil and gas property located in West Virginia ("Loup Creek") that increased the Company's oil and gas reserves by approximately 42 billion cubic feet (bcf) at a cost of approximately $17 million. This oil and gas property is contiguous to a previously acquired oil and gas property in 1992 and will allow access to an additional gas pipeline transmission system thereby increasing the marketability of the Company's natural gas reserves.

         3. The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities at June 30, 1995 were as follows:

                                                                                        Gross
                                                                                   Unrealized
                                                                     Amortized        Holding            Fair
                                                                          Cost           Gain            Value
                                                                     ---------     ----------            -----
                                                                                  (In thousands)

                 Available-for-sale:
                   Westmoreland Coal Company                          $  5,263       $    -           $  5,263
                   Westmoreland Resources, Inc.                          4,530            -              4,530
                   Norfolk Southern Corporation                          2,929         73,703           76,632
                                                                      --------       --------         --------
                                                                      $ 12,722       $ 73,703         $ 86,425
                                                                      ========       ========         ========

                 On April 21, 1995 the Company sold 65,000 shares of its Norfolk Southern Corporation common stock investment for approximately $4.3 million. On July 7, 1995 the
                 Company sold an additional 35,000 shares of its Norfolk Southern Corporation common stock investment for approximately $2.4 million. The proceeds from these sales were used for general corporate purposes as well as for working capital and debt service requirements.

                 The amortized cost and fair value of notes receivable which are classified as held-to-maturity securities was $10,855,000 at June 30, 1995.

         4. During the first quarter of 1995 the Company executed a new $20 million loan and agency agreement with First Fidelity Bank as the lead lender and two other commercial bank lenders. Proceeds from this facility were used to finance the acquisition of the Loup Creek oil and gas property and the relinquishment of the Hampton lease by Westmoreland Coal Company.

                 As of June 30, 1995, $18 million was outstanding under this facility and is included with long-term debt on the Company's balance sheet. The remaining $2 million is available for future borrowings as deemed necessary by the Company.

Management's Discussion and Analysis of
         Results of Operations and Financial Condition

Results of operations for the quarter ended June 30, 1995 as compared with the quarter ended June 30, 1994:

         Income from operations before income taxes increased $2,419,000, or 55%, for the second quarter of 1995 compared to the second quarter of 1994. This increase is composed of a $721,000 decrease in the coal and land segment, a $907,000 decrease in the oil and gas segment, a $3,783,000 increase in the investment segment and a $264,000 decrease in general corporate expenses and interest.

         Income taxes increased as a result of an increase in income primarily due to the gain recognized on the sale of securities in the second quarter of 1995.

                                 Coal and Land

                                                                              Three Months
                                                                             Ended June 30,
                                                                             --------------
                                                                         1995             1994
                                                                         ----             ----
                                                                         (Thousands of dollars)
Revenues:
  Sales                                                               $   152          $   101
  Royalties                                                             2,961            3,848
  Other                                                                   488              298
                                                                      -------          -------
    Total                                                               3,601            4,247

Expenses:
  Cost of sales                                                            12               15
  Selling, general and administrative                                     332              285
  Exploration and development                                              44               51
  Depreciation, depletion and amortization                                 43               43
  Taxes other than on income                                               71               33
                                                                      -------          -------
    Total                                                                 502              427
                                                                      -------          -------
  Operating Profit                                                    $ 3,099          $ 3,820
                                                                      =======          =======

         The decrease in the coal and land segment operating profit of $721,000, or 19%, is primarily attributable to decreased coal royalties from the Company's mineral fee properties located in Virginia and West Virginia. Partially offsetting this decrease in coal royalty income was an increase in bulk timber sales of $51,000, an increase in interest income on long-term coal notes of $118,000 and a gain on the sale of land parcels of $63,000.

         Selling, general and administrative expense increased by $47,000 primarily due to increased salary and employee benefits expense. The increase in taxes other than on income of $38,000 was primarily due to property taxes relating to the West Virginia Hampton lease relinquishment by Westmoreland Coal Company that occurred in the first quarter of 1995. Penn Virginia Corporation received royalties from Westmoreland Coal Company totalling $2,203,000 and $2,941,000 for the three months ending June 30, 1995 and 1994 respectively.

                                  Oil and Gas

                                                                            Three Months
                                                                           Ended June 30,
                                                                           --------------
                                                                        1995             1994
                                                                        ----             ----
                                                                      (Thousands of dollars)
Revenues:
  Sales                                                              $ 3,220          $ 3,579
  Royalties                                                              341              460
  Other                                                                   27               30
                                                                     -------          -------
    Total                                                              3,588            4,069
Expenses:
  Cost of sales                                                          716              787
  Selling, general and administrative                                    800              662
  Exploration and development                                             82              134
  Depreciation, depletion and amortization                             1,778            1,426
  Taxes other than on income                                             346              287
                                                                     -------          -------
    Total                                                              3,722            3,296
                                                                     -------          -------
  Operating Profit (Loss)                                            $  (134)         $   773
                                                                    =========         =======


         The decrease in operating profit of $907,000, or 117%, is primarily due to lower natural gas pricing and higher depletion expense in 1995 versus 1994. Natural gas prices have declined approximately 30% thereby reducing natural gas sales revenues $359,000 or 10%. In addition, oil and gas royalties have decreased $119,000, or 26%, primarily due to lower natural gas prices and a decline in royalty natural gas production volume.

         Selling, general and administrative expense increased $138,000, or 21%, primarily due to increases in salary, rent and employee benefits expenses. The increase in taxes other than on income of $59,000, or 21%, is mainly attributable to higher severance and property taxes associated with oil and gas reserve acquisitions made in 1994 and the first half of 1995. Depreciation, depletion and amortization increased $352,000, or 25%, primarily due to the effect of lower natural gas pricing and higher natural gas production volumes on the depletion rate calculation for 1995.

                                  Investments

                                                                              Three Months
                                                                             Ended June 30,
                                                                             --------------
                                                                         1995             1994
                                                                         ----             ----
                                                                         (Thousands of dollars)
Revenues:
  Dividends                                                            $  592           $  857
  Gain on sale of securities                                            4,106              -
  Other                                                                    26               99
                                                                       ------           ------
    Total                                                               4,724              956





Expenses:
  Selling, general and administrative                                       3               16
  Depreciation                                                            -                  2
                                                                       ------           ------

    Total                                                                   3               18
                                                                       ------           ------
 Operating Profit                                                      $4,721           $  938
                                                                       ======           ======


         The increase in the investment segment operating profit of $3,783,000, or 403%, is mainly attributable to the gain recognized on the sale of 65,000 shares of the Company's investment in Norfolk Southern Corporation common stock. Partially offsetting this increase is a decrease in dividend income of $265,000 primarily due to timing and a reduction in interest income earned on short-term investments of $73,000.

                                   Corporate

         General corporate expenses decreased primarily due to the reversal of $225,000 representing the remaining balance of the corporate office relocation reserve no longer required. The Company relocated its corporate offices in June 1995 and subleased its former corporate office space. Interest income increased $216,000 relating to the 1984-86 Internal Revenue Service audit refund settlement. Interest expense increased by $204,000 due to additional first quarter of 1995 borrowings associated with the acquisition of the oil and gas property located in eastern Kentucky.


Results of operations for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994:

         Income from operations before income taxes increased $1,024,000 or 12%. This increase is comprised of a $817,000 decrease in the coal and land segment, a $2,094,000 decrease in the oil and gas segment, a $3,722,000 increase in the investment segment and a decrease of $213,000 in general corporate expenses and interest.

         Income taxes decreased $450,000 or 20%. The decrease is primarily due to lower State income tax expense of $270,000 due to a refund relating to 1994 overpayments made and the estimated decrease in the effective Federal tax rate due to the effect of an increased dividends received deduction, percentage depletion and shale tax credits relative to lower estimated annualized operating income.


                                 Coal and Land

                                                                               Six Months
                                                                             Ended June 30,
                                                                             --------------
                                                                         1995             1994
                                                                         ----             ----
                                                                        (Thousands of dollars)
Revenues:
  Sales                                                               $   372          $   222
  Royalties                                                             6,129            7,376
  Other                                                                   972              588
                                                                      -------          -------
    Total                                                               7,473            8,186
                                                                      -------          -------

Expenses:
  Cost of sales                                                            31               41
  Selling, general and administrative                                     651              594
  Exploration and development                                              96               90
  Depreciation, depletion and amortization                                 65               86
  Taxes other than on income                                              146               74
                                                                     --------          -------
    Total                                                                 989              885
                                                                      -------          -------
  Operating Profit                                                    $ 6,484          $ 7,301
                                                                      =======          =======

         The decrease in the coal and land segment operating profit of $817,000, or 11%, is mainly attributable to decreased coal royalties from the Company's mineral fee properties located in Virginia and West Virginia. Partially offsetting this decrease in coal royalty income is an increase in bulk timber sales of $150,000, an increase in interest income on long-term coal notes of $236,000 and a gain recognized on the sale of land parcels of $116,000.

         The decrease in depreciation, depletion and amortization of $21,000, or 24%, is primarily due to the reduction in total coal royalty production tonnage of 845,000 tons in 1995 versus 1994. Taxes other than on income increased by $72,000 or 97% due to increased property taxes relating to the relinquishment of the West Virginia Hampton lease by Westmoreland Coal Company in the first quarter of 1995.

         Penn Virginia Corporation received royalties from Westmoreland Coal Company totalling $4,481,000 and $5,543,000 for the six months ending June 30, 1995 and 1994 respectively.

                                  Oil and Gas

                                                                               Six Months
                                                                             Ended June 30,
                                                                             --------------
                                                                        1995             1994
                                                                        ----             ----
                                                                        (Thousands of dollars)
Revenues:
  Sales                                                              $ 6,663          $ 7,299
  Royalties                                                              689            1,081
  Other                                                                   37              136
                                                                      ------         --------
    Total                                                              7,389            8,516

Expenses:
  Cost of sales                                                        1,421            1,400
  Selling, general and administrative                                  1,534            1,327
  Exploration and development                                            146              164
  Depreciation, depletion and amortization                             3,634            2,923
  Taxes other than on income                                             659              613
                                                                     -------          -------
    Total                                                              7,394            6,427
                                                                     -------          -------
  Operating Profit (Loss)                                            $    (5)         $ 2,089
                                                                     ========         =======

     The decrease in operating profit of $2,094,000, or 100%, is primarily due to lower natural gas pricing and higher depletion expense in 1995 versus 1994. Natural gas prices have declined by approximately 30% thereby reducing natural gas sales revenues $636,000 or 9%. In addition, oil and gas royalties have decreased $392,000, or 36%, primarily due to lower natural gas prices and a decline in royalty natural gas production volumes.

     Selling, general and administrative expense increased by $207,000, or 16%, primarily due to increases in salary, rent and employee-benefits expenses.



                                  Investments

                                                                               Six Months
                                                                             Ended June 30,
                                                                             --------------
                                                                        1995             1994
                                                                        ----             ----
                                                                        (Thousands of dollars)
Revenues:
  Dividends                                                          $ 1,217          $ 1,434
  Gain on sale of securities                                           4,106              -
  Other                                                                   29              224
                                                                     -------          -------
    Total                                                              5,352            1,658

Expenses:
  Selling, general and administrative                                      9               32
  Depreciation                                                            -                 4
  Taxes other than on income                                              -                 1
                                                                     -------          -------
    Total                                                                  9               37
                                                                     -------          -------
 Operating Profit                                                    $ 5,343          $ 1,621
                                                                     =======          =======


     The increase in the investment segment operating profit of $3,722,000, or 230%, is mainly attributable to the gain recognized on the sale of 65,000 shares of the Company's investment in Norfolk Southern Corporation common stock. Partially offsetting this increase is a decrease in dividend income of $217,000 and a reduction in interest income earned on short-term investments of $195,000. Selling, general and administrative expense decreased by $23,000 due to a reduction in salary expense.

                                   Corporate

         General corporate expenses decreased primarily due to the reversal of $225,000 representing the remaining balance of the corporate office relocation reserve no longer required. The Company relocated its corporate offices in June 1995 and subleased its former corporate office space. Interest income increased $216,000 relating to the 1984-86 Internal Revenue Service audit refund settlement. Interest expense increased by $136,000 due to additional first quarter of 1995 borrowings associated with the acquisition of the oil and gas property located in West Virginia. In addition, general and administrative expenses increased $111,000 primarily due to higher legal, salary and consulting expenses.





Financial Condition, Liquidity, Capital Resources and Other Financial Data at
 June 30, 1995:

         Working capital at June 30, 1995 was $1.4 million compared to $2 million at December 31, 1994. See the Condensed Consolidated Statement of Cash Flows for details regarding the change. On July 7, 1995 the Company sold an additional 35,000 shares of Norfolk Southern Corporation common stock for approximately $2.4 million. The proceeds from this sale were used for general corporate purposes as well as for working capital and debt service requirements.

         Presently, the Company has $3 million of available debt capacity.

         Three factors that could influence future earnings and cash flow of the Company are coal tonnages mined, natural gas prices and natural gas shut-ins. The first factor is the number of tons of coal mined from the Company's mineral fee properties. Westmoreland Coal Company (WCX), our largest lessee, announced July 31, 1995 that it had reached an agreement with Duke Power Company whereby Duke would buy out the remaining term of a WCX coal supply agreement originally entered into on January 1, 1986. The coal shipped to Duke under this agreement was being mined from the Company's Virginia mineral fee properties. WCX also disclosed it is negotiating the sale of the remaining assets of its Virginia operations with A. T. Massey Coal Company, Inc.

         This announced shutdown of WCX's Virginia operations will have a significant financial impact on Penn Virginia Corporation's 1995 and 1996 earnings and cash flows. The Company estimates a potential decrease in its 1995 coal royalties of $3.1 million if the Virginia coal properties were to remain idle for the remainder of 1995.

         In an effort to diversify the risks associated with having one principal lessee on the Company's West Virginia coal properties and more fully exploit the mineable coal reserves the Company obtained the relinquishment of the WCX Hampton lease in February, 1995. It is the Company's intent to have several lessees mining coal on this property. Management is currently evaluating several options from potential coal lessees that could have a positive impact on coal royalty income in the future.

         The second factor is natural gas prices. Since the majority of the Company's natural gas is sold in the spot market or under contracts less than one year in duration, future earnings will be directly related to the fluctuation of those prices. Any sustained decline in these prices could result in some impairment of oil and gas assets.

         As previously disclosed, lower natural gas prices continue to have a negative impact on revenues, which are down 12% in spite of a 30% increase in gas volumes produced to date in 1995. In addition, the Company has been notified by Columbia Gas Transmission Company, which transports the preponderance of the Company's natural gas, of shut-ins of various parts of its pipeline transportation system to complete repairs. The Company anticipates the duration of these shut-ins will be approximately three and one-half months commencing August 1, 1995. The anticipated economic impact of these shut-ins is estimated to be a decrease in 1995 natural gas volumes sold of 1.2 billion cubic feet. Based on current pricing gas revenues are expected to decrease by approximately $2 million.

         In a continuing effort to mitigate the recent decline in natural gas prices and the scheduled shut-ins by Columbia Gas, the Company has undertaken several steps. The current year's remaining drilling program has been reduced and management continues to evaluate ways to further reduce expenses. The Company anticipates a late 1995 or early 1996 settlement of its claim against Columbia Gas Transmission Company for approximately $8 million.

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

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of Penn Virginia Corporation was held May 2, 1995, for the purpose of electing a board of directors for the ensuing year, the adoption of the 1994 Stock Option Plan, adoption of the 1995 Directors' Stock Option Plan, Amendment to the Articles of Incorporation and to transact such other business as may properly come before the meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and the results of the election of the board of directors are as follows:

                                                                  FOR             AGAINST         ABSTAINING
                                                                  ----            -------         ----------
         Eckhard Albrecht                                          87.2%            4.7%               8.1%
         Lennox K. Black                                           87.2%              0%              12.8%
         John D. Cadigan                                           87.2%              0%              12.8%
         Hans Michael Gaul                                         87.3%              0%              12.7%
         John A. H. Shober                                         87.1%              0%              12.9%
         Frederick C. Witsell, Jr.                                 87.2%              0%              12.8%
         Minturn T. Wright, III                                    87.2%              0%              12.8%

Additional business transacted at this meeting involved shareholder voting on the 1994 Stock Option Plan, the 1995 Directors' Stock Option Plan and the Proposed Amendment to the Articles of Incorporation increasing the outstanding common shares from 8 to 20 million. The results of the voting are as follows:

                                                                  FOR            AGAINST           ABSTAINING
                                                                  ---            -------           ----------
1994 Stock Option Plan                                             82.2%           16.9%                .9%

1995 Directors' Stock Option Plan                                  82.2%           16.9%                .9%

Amendment to the Articles of
  Incorporation                                                    60.1%           39.6%                .3%

Both the 1994 Stock Option Plan and the 1995 Directors' Option Plan were approved by the shareholders. The Amendment to the Articles of Incorporation required two-thirds shareholder approval and therefore was not approved.

No other business at the meeting required a shareholder vote.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 Exhibit 15:  Letter Re:  Unaudited interim financial
                              information.
                 Exhibit 27:  Financial data schedule

         (b)     Reports on Form 8-K:

                   No reports on Form 8-K were filed for the quarter ended June 30, 1995.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

         The accompanying condensed consolidated financial statements have been reviewed by the Company's independent certified public accountants, KPMG Peat Marwick LLP in accordance with the established professional standards and procedures for such a limited review.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PENN VIRGINIA CORPORATION
                                          -------------------------
                                                       (Registrant)
                                                        -----------



Date: August 14, 1995          STEVEN W. THOLEN
      ---------------          --------------------------------------------
                              (Steven W. Tholen, Vice President,
                               Chief Financial Officer
                                         (Principal Financial Officer)

Date: August 14, 1995           WILLIAM M. SWENSON
      ---------------          ---------------------------------------------
                                (William M. Swenson, Asst. Controller)
                                         (Principal Accounting Officer)

KPMG Peat Marwick LLP
Certified Public Accountants
1600 Market Street
Philadelphia, PA 19103





                        INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Penn Virginia Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of June 30, 1995 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994, and condensed consolidated statement of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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





Philadelphia, PA
August 11, 1995

                                 EXHIBIT INDEX



Exhibit No.                   Description
    15                       Letter re unaudited interim financial information

    27                       Financial data schedule