Form 10-Q
period 1995-09-30
PENN VIRGINIA CORP
filed 1995-11-14
CIK 77159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON  D.C. 20549

                                   FORM 10-Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Yes   X     No
    -----      -----

Number of shares of common stock of registrant outstanding at November 14, 1995: 4,262,240

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands except for share amounts)
                                  (Unaudited)


                                              Three Months           Nine Months
                                           Ended September 30,   Ended September 30,
------------------------------------------------------------------------------------
                                               1995      1994*       1995     1994*
------------------------------------------------------------------------------------
Revenues:
  Natural gas sales                         $ 2,801    $ 2,960    $  8,818   $ 9,606
  Coal royalties                              1,706      3,990       7,835    11,366
  Gain on sale of securities                  2,285        -         6,391       -
  Dividends                                     573        577       1,790     2,011
  Oil and gas royalties                         219        325         909     1,406
  Oil and condensate                            214        311         676       803
  Timber and land sales                         131        163         503       385
  Other income                                   84        128         345       359
                                            -------    -------    --------   -------
                                            $ 8,013    $ 8,454    $ 27,267   $25,936

Expenses:
  Operating expenses                        $   867    $   832    $  2,319   $ 2,274
  Exploration and development                   119        265         361       519
  Taxes other than income                       489        377       1,388     1,141
  General and administrative                  1,659      2,305       5,110     5,676
  Depreciation, depletion and amortization    2,178      1,535       5,896     4,566
                                            -------    -------    --------   -------
                                            $ 5,312    $ 5,314    $ 15,074   $14,176

Operating Income                            $ 2,701    $ 3,140    $ 12,193   $11,760

Other (Income) Expense:
  Interest expense                          $   470    $   373    $  1,480   $ 1,247
  (Gain) loss on sale of property             1,579       (109)      1,467      (108)
  Other (income)                              `(451)      (421)     (1,616)   (1,411)
                                            -------    -------    --------   -------
Income before income tax                    $ 1,103    $ 3,297    $ 10,862   $12,032
Income tax expense (benefit)                     12       (190)      1,780     2,028
                                            -------    -------    --------   -------
Net Income                                  $ 1,091    $ 3,487    $  9,082   $10,004
                                            -------    -------    --------   -------

Net Income per share                        $  0.26    $  0.82    $   2.13   $  2.34
                                            =======    =======    ========   =======
Weighted average shares
  outstanding (in thousands)                  4,265      4,280       4,271     4,280
                                            =======    =======    ========   =======


*Certain amounts have been reclassified to conform to the current year's presentation.





See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                           (Unaudited)
                                                          September 30,   December 31,
          Assets                                               1995          1994
          ------                                            --------       --------
Current assets
  Cash and cash equivalents                                 $  3,056       $  7,039
  Receivables                                                  2,150          3,286
  Current portion of long-term notes receivable                3,646          3,646
  Current deferred tax benefit                                 1,451          1,451
  Recoverable income taxes                                       -            1,646
  Inventory                                                      623            599
  Prepaid expenses                                               267            249
                                                            --------       --------
    Total current assets                                    $ 11,193       $ 17,916
                                                            --------       --------

Investments in affiliated companies                         $  9,793       $ 12,425
Other investments                                             82,404         72,896
Long-term notes receivable, net of current portion             6,952          8,881
Property, plant and equipment (net)                          102,776         86,246
Intangible assets, net of amortization                           807            781
Other assets                                                     176            114
                                                            --------       --------
    Total assets                                            $214,101       $199,259
                                                            ========       ========

          Liabilities and Shareholders' Equity
          ------------------------------------
Current liabilities
  Current installments on long-term debt                    $  2,000       $  7,325
  Accounts payable                                               961          4,409
  Accrued expenses                                             4,135          3,913
  Deferred liabilities                                           211            220
  Taxes on income                                                563            -
                                                            --------       --------
    Total current liabilities                               $  7,870       $ 15,867
                                                            --------       --------

Other liabilities                                           $  7,571       $  8,031
Deferred taxes                                                30,747         28,459
Long-term debt, net of current installments                   22,500          9,250
Minority interest                                                194            206

Shareholders' equity:
  Preferred stock of $100 par value-
    Authorized 100,000 shares; issued none
  Common stock of $6.25 par value-
    Authorized 8,000,000 shares; issued 4,437,517
    shares in 1995 and 1994                                   27,734         27,734
Other paid-in capital                                         34,793         34,793
Retained earnings                                             38,895         35,571
                                                            --------       --------
                                                            $101,422       $ 98,098
Less:  175,277 and 157,977 shares in 1995 and 1994
  of common stock held in treasury                             7,928          7,435
    Guaranteed debt to Employee Stock Ownership Plan             -              300
Add:  Unrealized holding gain, net of tax - investments       51,725         47,083
                                                            --------       --------
    Total shareholders' equity                              $145,219       $137,446
                                                            --------       --------
    Total liabilities and shareholders' equity              $214,101       $199,259
                                                            ========       ========



See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                       Nine Months
                                                                    Ended September 30,
                                                               ----------------------------
                                                                  1995               1994 *
                                                               ---------           --------
Cash flows from operating activities:
  Net income                                                   $   9,082           $ 10,004
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization                       5,896              4,566
    (Gain) on sale of securities                                  (6,391)               -
    (Gain) loss on sale of property, plant and equipment           1,467               (108)
    Deferred income taxes                                           (211)                38
    Dry hole expense                                                 (84)               105
    Other                                                            123                102
    (Increase) decrease in current assets                          2,740             (2,362)
    Decrease in current liabilities                               (2,917)            (4,305)
    (Increase) decrease in other assets                             (102)                 3
    Increase (decrease) in other liabilities                        (460)                81
    Decrease in minority interest                                    (12)               (12)
                                                                --------           --------
      Net cash provided by operating activities                 $  9,131           $  8,112
                                                                --------           --------
Cash flows from investing activities:
  Proceeds from the sale of securities                          $  6,656                -
  Proceeds from notes                                              2,728              2,337
  Proceeds from the sale of property, plant and equipment            883                283
  Capital expenditures                                           (24,533)           (14,398)
  Notes purchased                                                   (800)               -
                                                                --------           --------
    Net cash used in investing activities                       $(15,066)           (11,778)
                                                                --------           --------

Cash flows from financing activities:
  Dividends paid                                                $ (5,759)            (5,757)
  Proceeds from debt borrowings                                   20,300                -
  Payment of debt                                                (12,375)            (6,575)
  Purchase of treasury stock                                        (514)               -
  Reduction in guaranteed debt to ESOP                               300                450
                                                                --------           --------
    Net cash provided, (used) by financing activities           $  1,952            (11,882)
                                                                --------           --------

Net decrease in cash and cash equivalents                       $ (3,983)           (15,548)
Cash and cash equivalents - beginning balance                      7,039             23,869
                                                                --------           --------
Cash and cash equivalents - ending balance                      $  3,056           $  8,321
                                                                ========           ========
Supplemental disclosures of cash flow information:
  Cash paid to date for:
    Interest                                                    $  1,417           $  1,066
                                                                ========           ========
    Income Taxes                                                $    448           $  3,496
                                                                ========           ========


* Certain amounts have been reclassified to conform to the current year's presentation.



  See accompanying notes to condensed consolidated financial statements.

                          PENN VIRGINIA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

            Property, plant and equipment consist of the following:

                                              September 30, 1995    December 31, 1994
                                              ------------------    -----------------
                                                           (In thousands)
            Property, plant and equipment         $ 141,439             $ 120,251
              Less:  Accumulated depreciation
                        and depletion               (38,663)              (34,005)
                                                  ---------             ---------

            Net property, plant and equipment     $ 102,776             $  86,246
                                                  ---------             ---------

      2. During the first quarter of 1995, the Company completed two significant asset transactions. The first transaction consisted of the relinquishment of the West Virginia Hampton lease by Westmoreland Coal Company. The second transaction consisted of the acquisition of an oil and gas property located in West Virginia ("Loup Creek") that increased the Company's proven oil and gas reserves by approximately 42 billion cubic feet (Bcf) at a cost of approximately $17 million. This oil and gas property is contiguous to an oil and gas property acquired in 1992 and will allow access to an additional gas pipeline transmission system thereby increasing the marketability of the Company's natural gas reserves.

      3. The amortized cost, gross unrealized holding gains and fair value for available- for-sale securities at September 30, 1995 were as follows:


                                                                Gross
                                                           Unrealized
                                               Amortized      Holding        Fair
                                                    Cost         Gain       Value
                                              ----------   ----------      ------
                                                         (In thousands)

            Available - for - sale:
              Westmoreland Coal Company         $  5,263     $    -      $  5,263
              Westmoreland Resources, Inc.         4,530          -         4,530
              Norfolk Southern Corporation         2,839       79,565      82,404
                                                 -------     --------     -------
                                                $ 12,632     $ 79,565    $ 92,197
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

            The amortized cost and fair value of notes receivable which are classified as held-to-maturity securities was $10,598,000 at September 30, 1995.

      4. During the first quarter of 1995 the Company executed a new $20 million loan and agency agreement with First Fidelity Bank as the lead lender and two other commercial bank lenders. Proceeds from this facility were used to finance the acquisition of the Loup Creek oil and gas property and the relinquishment of the Hampton lease by Westmoreland Coal Company.

            As of September 30, 1995, $18.5 million was outstanding under this facility and is included with long-term debt on the Company's balance sheet. The remaining $1.5 million is available for future borrowings as deemed necessary by the Company.

                   Management's Discussion and Analysis of
                Results of Operations and Financial Condition

Results of operations for the quarter ended September 30, 1995 as compared with the quarter ended September 30, 1994:

        Operating income decreased $439,000 or 14%, for the third quarter of 1995 compared to the third quarter of 1994. This decrease is composed of a $2,173,000 decrease in the coal and land segment, a $1,024,000 decrease in the oil and gas segment, a $2,292,000 increase in the investment segment and a $466,000 decrease in general corporate expenses.

        Income before income taxes decreased $2,194,000 primarily due to the recognition of a $1.4 million loss on the sale of certain Pennsylvania oil and gas properties that occurred in the third quarter of 1995 in addition to the operating income decrease mentioned above. Interest expense increased $97,000 or 26% due to increased bank borrowings during the third quarter of 1995.

        Income taxes increased $202,000 or 106% primarily because 1994 included a tax accrual reversal resulting from the finalization of certain tax audits and, lower projected 1995 State income tax expense.

                                Coal and Land


                                                      Three Months
                                                   Ended September 30,
                                                   -------------------
                                                    1995          1994
                                                    ----          ----
                                                  (Thousands of dollars)
Revenues:
  Coal royalties                                  $ 1,706       $ 3,990
  Timber and land sales                               131           163
  Other income                                         17            38
                                                  -------       -------
    Total                                         $ 1,854       $ 4,191

Expenses:
  Operating expenses                              $    23       $    22
  Exploration and development                          26            57
  Taxes other than income                              55            33
  General and administrative                          253           396
  Depreciation and depletion                           30            43
                                                  -------       -------
    Total                                         $   387       $   551
                                                  -------       -------
Operating income                                  $ 1,467       $ 3,640
                                                  =======       =======

        Operating income decreased by $2,173,000 or 60% primarily due to decreased coal royalties from the Company's mineral fee properties located in Virginia and West Virginia. Coal royalties decreased by $2,284,000 or 57% primarily due to the Westmoreland Coal Company shutdown of its Virginia mining operations in late July 1995. In addition, timber and land sales decreased $32,000 or 20% primarily due to differences in timber grades sold in 1995 compared with 1994.

        General and administrative expenses decreased $143,000 or 36% primarily due to lower salary, contributions and employee benefits expenses. Taxes other than income increased $22,000 or 67% due to increased property taxes relating to the relinquishment of the West Virginia Hampton lease by Westmoreland Coal Company in the first quarter of 1995. Depletion expense decreased due to the decline in coal production associated with the shutdown of Westmoreland Coal Company's Virginia operations during the third quarter of 1995.

        Penn Virginia Corporation received coal royalties from Westmoreland Coal Company totalling $727,000 and $3,018,000 for the three months ending September 30, 1995 and 1994, respectively.

                                 Oil and Gas



                                                        Three Months
                                                    Ended September 30,
                                                    -------------------
                                                    1995          1994
                                                    ----          ----
                                                  (Thousands of dollars)
Revenues:
  Natural gas sales                               $ 2,801       $ 2,960
  Oil and gas royalties                               219           325
  Oil and condensate                                  214           311
  Other income                                         67            90
                                                  -------       -------
    Total                                         $ 3,301       $ 3,686

Expenses:
  Operating expenses                              $   844       $   810
  Exploration and development                          93           208
  Taxes other than income                             391           301
  General and administrative                          725           752
  Depreciation and depletion                        2,139         1,482
                                                  -------       -------
    Total                                         $ 4,192       $ 3,553
                                                  -------       -------
Operating income, (loss)                          $  (891)      $   133
                                                  =======       =======

        Operating income decreased $1,024,000 primarily due to the effects of lower natural gas pricing and higher 1995 depletion rates. Natural gas prices have declined by approximately 23% which has driven down natural gas sales $159,000 or 5%. Oil and gas royalties decreased $106,000 or 32% primarily due to the gas curtailment. Oil sales decreased $97,000 or 31% due to lower production volumes and oil prices in 1995.

        Depreciation and depletion expense increased $657,000 or 44% primarily due to higher 1995 production and depletion rates. Exploration and development expense decreased $115,000 or 55% due to lower dry hole expense. Taxes other than income increased $91,000 or 30% due to additional severance, ad valorem and property taxes associated with the first quarter of 1995 Loup Creek property acquisition.

                                 Investments

                                                     Three Months
                                                  Ended September 30,
                                                  -------------------
                                                    1995        1994
                                                    ----        ----
                                                 (Thousands of dollars)
Revenues:
  Gain on sale of securities                      $ 2,285     $   -
  Dividends                                           573         577
                                                  -------     -------
    Total                                         $ 2,858     $   577

Expenses:
  Taxes other than income                             -             1
  General and administrative                            3          13
  Depreciation                                        -           -
                                                  -------     -------
    Total                                         $     3     $    14
                                                  -------     -------
Operating income                                  $ 2,855     $   563
                                                  =======     =======

        Operating income increased $2,292,000 due to the gain recognized on the sale of an additional 35,000 shares of Norfolk Southern Corporation common stock held by the Company.

                                  Corporate

        General corporate expenses decreased $466,000 or 39% primarily because of a 1994 charge for personnel realignment expenses for $466,000 that was recorded in the third quarter of 1994.

        Results of operations for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994:

        Operating income increased $433,000 or 4%. This increase is comprised of a $3,395,000 decrease in the coal and land segment, a $2,989,000 decrease in the oil and gas segment, a $6,209,000 increase in the investment segment and a decrease of $608,000 in general corporate expenses.

        Income before income taxes decreased $1,170,000 or 10% primarily due to the recognition of a $1.4 million loss on the sale of certain Pennsylvania oil and gas properties that occurred in the third quarter of 1995 in addition to the operating income increase mentioned above. Interest expense increased $233,000 or 19% primarily due to increased bank borrowings during the third quarter of 1995.

        Income taxes decreased $248,000 or 12%. The decrease is primarily due to the estimated decrease in the effective Federal tax rate due to lower projected 1995 pre-tax earnings, a smaller deduction for 1995 State income tax expense and the 1994 inclusion of a tax accrual reversal resulting from the finalization of certain tax audits.

                                Coal and Land

                                                       Nine Months
                                                   Ended September 30,
                                                   -------------------
                                                    1995          1994
                                                    ----          ----
                                                  (Thousands of dollars)
Revenues:
  Coal royalties                                  $ 7,835      $ 11,366
  Timber and land sales                               503           385
  Other income                                         64           107
                                                  -------      --------
    Total                                         $ 8,402      $ 11,858

Expenses:
  Operating expenses                              $    55      $     63
  Exploration and development                         121           147
  Taxes other than income                             201           107
  General and administrative                          903           990
  Depreciation and depletion                           95      $    129
                                                  -------      --------
    Total                                         $ 1,375      $  1,436
                                                  -------      --------
Operating income                                  $ 7,027      $ 10,422
                                                  =======      ========

        Operating income decreased $3,395,000 or 33% primarily due to decreased coal royalties received from Westmoreland Coal Company's (WCX) Virginia operations following the WCX shutdown of its Virginia mining operations in late July 1995. Coal royalties decreased by $3,531,000 or 31% of which WCX Virginia royalties amounted to $2,693,000 or a 39% decline from 1994 royalties earned. The remaining decrease in coal royalties represents reduced coal mining activity by non-WCX operators of $735,000 or 27% and lower royalties from the West Virginia properties of $103,000 or 6%. Timber and land sales increased $118,000 or 31% due to increased timber parcel sales.

        The decrease in exploration and development expense of $26,000 or 18% is due to a reduction in the level of coal core drilling in 1995 compared with 1994. Taxes other than income increased $94,000 or 88% due to increased property taxes relating to the relinquishment of the West Virginia Hampton lease by WCX in the first quarter of 1995. Depletion decreased $34,000 or 26% due to the decline in coal production associated with the WCX shutdown of its Virginia operations.

        Penn Virginia Corporation received coal royalties from Westmoreland Coal Company totalling $4,337,000 and $8,561,000 for the nine months ending
September 30, 1995 and 1994.


                                 Oil and Gas

                                                       Nine Months
                                                   Ended September 30,
                                                   -------------------
                                                    1995          1994
                                                    ----          ----
                                                 (Thousands of dollars)
Revenues:
  Natural gas sales                              $  8,818      $  9,606
  Oil and gas royalties                               909         1,406
  Oil and condensate                                  676           803
  Other income                                   $    281      $    252
                                                 --------      --------
    Total                                        $ 10,684      $ 12,067

Expenses:
  Operating expenses                             $  2,265      $  2,211
  Exploration and development                         239           372
  Taxes other than income                           1,050           914
  General and administrative                        2,259         2,078
  Depreciation and depletion                        5,773         4,405
                                                 --------      --------
    Total                                        $ 11,586      $  9,980
                                                 --------      --------
Operating income (loss)                          $   (902)     $  2,087
                                                 ========      ========

        Operating income decreased $2,989,000 or 143% primarily due to the effects of lower natural gas pricing and higher 1995 depletion rates. Natural gas prices have declined by approximately 30% which has driven down natural gas sales $788,000 or 8%. Oil and gas royalties decreased $497,000 or 35% primarily due to the gas curtailment. Oil sales decreased $127,000 or 16% due to lower production volumes and oil prices in 1995.

        General and administrative expenses increased $181,000 or 9% primarily due to higher 1995 office space costs and the reclassification of gas marketing costs previously netted against natural gas sales. Taxes other than income increased $136,000 or 15% due to additional severance, ad valorem and property taxes associated with the first quarter of 1995 Loup Creek property acquisition. Depreciation and depletion expense increased $1,368,000 or 31% primarily due to higher 1995 production and depletion rates. Exploration and development expenses decreased $133,000 or 36% due to lower dry hole expense.

                                 Investments

                                                       Nine Months
                                                   Ended September 30,
                                                  ---------------------
                                                   1995          1994
                                                  -------       -------
                                                  (Thousands of dollars)
Revenues:
  Gain on sale of securities                      $ 6,391       $   -
  Dividends                                         1,790         2,011
                                                  -------       -------
  Total                                           $ 8,181       $ 2,011

Expenses:
  Taxes other than income                         $   -         $     2
  General and administrative                           12            45
  Depreciation                                        -               4
                                                  -------       -------
    Total                                         $    12       $    51
                                                  -------       -------
Operating income                                  $ 8,169       $ 1,960
                                                  =======       =======

        Operating income increased $6,209,000 due to the gain recognized on the sale of 100,000 shares of Norfolk Southern Corporation common stock held by the Company. Partially offsetting this increase is a decrease in dividend income of $221,000 or 11% primarily due to the timing of dividend receipts from other investments.

                                  Corporate

        General corporate expenses decreased $608,000 or 22% in 1995 versus 1994. The Company was able to reverse $225,000 of its previously recorded relocation reserve no longer required. In addition, 1994 expenses included a charge of $466,000 for personnel realignment expenses. Partially offsetting these decreases was an increase in office-related and outside consulting expenses.

        Financial Condition, Liquidity, Capital Resources and Other Financial Data at September 30, 1995:

        Working capital at September 30, 1995 was $3.3 million compared to $2 million at December 31, 1994. See the Condensed Consolidated Statement of Cash Flows for details regarding the change. On July 7, 1995 the Company sold an additional 35,000 shares of Norfolk Southern Corporation common stock for approximately $2.4 million. The proceeds from this sale were used for general corporate purposes.

        Presently, the Company has $1.5 million of available debt capacity.

        Three factors that could influence future earnings and cash flow of the Company are coal tonnages mined, natural gas prices and natural gas production. The first factor is the number of tons of coal mined from the Company's mineral fee properties. Westmoreland Coal Company (WCX), our largest lessee, announced July 31, 1995 that it had reached an agreement with Duke Power Company whereby Duke would buy out the remaining term of a WCX coal supply agreement originally entered into on January 1, 1986. The coal shipped to Duke under this agreement was being mined from the Company's Virginia mineral fee properties. To date, WCX has been unsuccessful in finding an operator to purchase its remaining Virginia assets.

        WCX completed its announced shutdown of its Virginia mining operations at the end of July 1995. The shutdown of the Virginia coal properties will have a significant impact on Penn Virginia Corporation's 1995 and 1996 earnings and cash flows. The Company estimates a potential decrease in its total 1995 coal royalties of $2.3 million if the Virginia coal properties were to remain idle for the remainder of 1995.

        In an effort to diversify the risks associated with having one principal lessee on the Company's West Virginia coal properties and more fully exploit the mineable coal reserves, the Company obtained the relinquishment of the WCX Hampton lease in

February, 1995. It is the Company's intent to have several lessees mining coal on this property.

        In West Virginia, the Company is currently entering into a lease with Ashland Coal for an estimated 250,000 tons of mined coal per year. Production is expected to begin in late 1996 on this lease. In addition, the Company has currently entered into final negotiations with a potential major new lessee that could result in a forecasted annualized rate of production of nearly 2 million tons per year by late 1997 or early 1998. The initial production by this new lessee could begin in late 1996.

        The second factor is natural gas prices. Since the majority of the Company's natural gas is sold in the spot market or under contracts less than one year in duration, future earnings will be directly related to the fluctuation of those prices. Any sustained decline in these prices could result in some impairment of oil and gas assets.

        As previously disclosed, lower natural gas prices continue to have a negative impact on revenues, which are down 14% in spite of a 22% increase in gas volumes produced to date in 1995. In addition, the Company continues to experience temporary partial curtailments of its natural gas production due to pipeline repairs on the Columbia Gas System. Part of the originally scheduled pipeline repair was completed in late October and the entire repair is scheduled to be completed by December 1, 1995. This curtailment reduced natural gas production an estimated .75 billion cubic feet (Bcf) in the third quarter and will also impact fourth quarter production. The anticipated economic impact of these curtailments is estimated to be a decrease in 1995 natural gas volumes sold of .8 Bcf. Based on current pricing natural gas revenues are expected to decrease by approximately $1.4 million.

        In a continuing effort to mitigate the recent decline in natural gas prices and the scheduled curtailments by Columbia Gas, the Company has undertaken several steps. The current year's remaining drilling program has been reduced and management continues to evaluate ways to further reduce expenses.

        Subject to final approval by the bankruptcy court, Penn Virginia has settled its take-or-pay claims with Columbia Gas Transmission and expects to receive in excess of $10 million in late 1995 or early 1996.

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

PART II.  OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

           Exhibit 15:  Letter Re:  Unaudited interim financial information.
           Exhibit 27:  Financial data schedule.

   (b)   Reports on Form 8-K:

           No reports on Form 8-K were filed for the quarter ended September 30, 1995.

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


                                                   PENN VIRGINIA CORPORATION
                                                                (Registrant)




Date: November 14, 1995        STEVEN  W. THOLEN
                               ---------------------------------------------
                               (Steven W. Tholen, Vice President,Chief
                                Financial Officer)
                                          (Principal Financial Officer)

Date: November 14, 1995        WILLIAM M. SWENSON
                               ---------------------------------------------
                               (William M. Swenson, Asst. Controller)
                                          (Principal Accounting Officer)

KPMG Peat Marwick LLP
Certified Public Accountants
1600 Market Street
Philadelphia, PA 19103

                       INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Penn Virginia Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Penn Virginia Corporation and subsidiaries as of September 30, 1995 and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994, and condensed consolidated statement of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Philadelphia, PA
October 30, 1995