Form 10-K405
period 1995-12-31
PENN VIRGINIA CORP
filed 1996-03-29
CIK 77159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

            ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER  0-753

                           PENN VIRGINIA CORPORATION
                     One Radnor Corporate Center, Suite 200
                              100 Matsonford Road
                                Radnor, PA 19087

INCORPORATED IN                                                                                                 I.R.S.EMPLOYER
VIRGINIA                                                                                                     IDENTIFICATION NO.

                                                                                                                    23-1184320

Securities registered pursuant to Section 12 (g) of the Act:
Title of Each Class
Common Stock, $6.25 Par Value

Securities registered pursuant to section 12 (b) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No   ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Based on the closing price of March 1, 1996, the aggregate market value of common stock held by nonaffiliates of the registrant was $117,172,100.
The number of common shares outstanding of the registrant was 4,262,240 as of March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                                Parts Into
                                                                                             Which Incorporated
                                                                                             ------------------
(1)  Proxy Statement for Stockholder Meeting on
     May 7, 1996  ________________________________________________________________________________Part III

PART 1

ITEM 1 - BUSINESS

GENERAL

         Penn Virginia Corporation ("Penn Virginia" or the "Company"), is a Virginia corporation founded in 1882. The Company is engaged in leasing of mineral rights and the collection of royalties; the exploration, development and production of oil and gas and the management of investments.
         The Company owns the mineral rights to approximately 254 million tons of recoverable coal reserves located in Virginia, West Virginia and Kentucky. Its coal reserves include both surface and underground seams. The reserves are generally high quality, low-sulfur bituminous coal and are leased to various operators.
         Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in the Appalachia Basin. Its oil and gas operations are concentrated in western Virginia, southern West Virginia and eastern Kentucky. The Company had proved reserves of approximately 431,000 barrels of oil and condensate and 170 billion cubic feet of natural gas at December 31, 1995. During the last five years, the Company has increased proved reserves over 250 percent from 48.9 Bcfe at December 31, 1990 to 172.8 Bcfe at December 31, 1995. During the same period, Penn Virginia has invested $93.6 million for proved and unproved property acquisitions and for property development.
         The Company holds investments in energy-related public and private companies.

GOALS AND STRATEGY

         Penn Virginia's primary goal is to maximize its long-term, intrinsic value on a per share basis. The Company believes growth in intrinsic value per share will ultimately be reflected in the price of its stock. To achieve its goal, the Company applies rigorous return on investment criteria to evaluate investment opportunities. The operational strategy of each business segment supports the overall corporate goal.
         The coal and land strategy is to maximize annual production from the Company's existing and new coal reserves by leasing the reserves to a mix of quality operators, to increase the value of its timber and land assets and to increase the coal royalty stream through the acquisition and leasing of Appalachia coal reserves.
         The long-term oil and gas strategy is to increase earnings, cash flow, production and proved reserves through a combination of low-risk development drilling, moderate-risk exploratory drilling and acquisitions of properties with significant development potential and/or the potential to consolidate operations, reduce operating costs per unit of production and accelerate cash flow.
         The investment strategy is to continue to support the growth of the other business segments through investments in public and private companies.

FINANCIAL INFORMATION

         The Company operates in three business segments:  (1) coal and land,
(2) oil and gas, and (3) investments. Financial information concerning the Company's business segments can be found in Note 12 (Segment Information) of the Notes to the Consolidated Financial Statements of Penn Virginia Corporation which are part of this report.

COAL AND LAND OPERATIONS

OVERVIEW

         Penn Virginia owns approximately 106,000 fee acres of coal, timber and natural gas bearing land in Virginia, West Virginia and Kentucky.
         Coal is mined by several operators according to long-term lease agreements which generally require royalty payments to Penn Virginia based on a minimum annual payment or percentage of the coal's selling price.
         The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. The Company owns approximately 180 million board feet of standing saw timber.
         Generally, the harvest is limited to levels which enable the Company to maintain long-term sustainable development and production of its timber assets.

COAL PRODUCTION

         Various operators mined 4.1 million tons of coal from Penn Virginia's properties in 1995 and paid an average royalty rate of $2.20 per ton compared with 6.9 million tons in 1994 at an average royalty rate of $2.14 per ton.
         During 1995, the Company paid $3.0 million and other consideration to Westmoreland Coal Company to relinquish its rights to mine Penn Virginia's West Virginia coal reserves to exhaustion. Subsequently, leases were signed with other operators in 1995 and January 1996 for most of the West Virginia coal
reserves.   During 1995, operators mined 869,000 tons of coal in West Virginia and paid an average royalty rate of $2.50 per ton compared with 996,000 tons and $2.12 per ton in 1994.
         Westmoreland Coal has a lease covering most of the Company's Virginia coal reserves which gives it the right to mine those reserves to exhaustion. Westmoreland Coal suspended its Virginia mining operations on July 31, 1995.
As a result, production from the Company's Virginia reserves decreased significantly to 3,273,000 tons in 1995 compared with 5,910,000 tons in 1994. The average royalty rate per ton was $2.13 compared with $2.15 in 1994. The Company is negotiating with Westmoreland Coal in an effort to restructure the lease to permit economic and timely development of the Virginia coal reserves.
         The Company believes coal production from its properties will continue to decline in 1996 due to the Westmoreland's suspension of operations on the Company's Virginia properties. The decline could be partially offset by production from the new leases for its existing reserves or the acquisition of additional coal reserves.

TIMBER PRODUCTION

         The Company harvested and sold 3.2 million board feet for $158 per Mbf compared with 2.6 million board feet for $197 per Mbf in 1994.

OIL AND GAS

OVERVIEW

         Penn Virginia's oil and gas properties are concentrated in western Virginia, southern West Virginia and eastern Kentucky. At December 31, 1995, the Company had approximately 172.8 Bcfe of proved reserves (170.3 Bcf of natural gas) including 160.7 Bcfe of working interests and 12.1 Bcfe of royalty interests.

PRODUCTION

         During 1995, 58,000 barrels of oil and condensate and 7.2 Bcf of natural gas, net to the Company's interest, were produced compared with 73,000 barrels and 6.3 Bcf in 1994. Prices received by the Company were $14.24 per barrel and $1.86 per Mcf compared with $14.18 and $2.22 in 1994.
         The Company completed the acquisition of 46.6 Bcf of proved natural gas reserves in February, 1995. The acquired properties included 58 net producing wells, all of which were operated by the Company. The properties include 34,500 acres of leaseholds which are contiguous to one of the Company's producing natural gas properties in southern West Virginia. Production from the acquired properties was 0.7 Bcf of natural gas for 1995.
         Production in 1995 was reduced by approximately 0.8 Bcf during August through November when the Columbia Gas pipeline elected to shut down and replace a portion of its natural gas pipeline used to transport a significant amount of the Company's working and royalty interest natural gas to market.

EXPLORATION AND DEVELOPMENT

         The Company drilled 25.0 net wells in 1995 of which 23.0 were development and 2.0 were exploratory. At December 31, 1995, one development well and both exploratory wells were undergoing testing to determine if the wells were commercially productive. In February 1996, this development well was determined not to be commercially productive. The successful development wells added approximately 6.8 Bcfe of proved developed reserves. The two successful exploratory wells were drilled on a 46,000 acre leasehold prospect in southern West Virginia accumulated by the Company over the last four years. The Company intends to drill four exploratory wells on this prospect in 1996.
         The Company intends to drill 30 to 40 development wells in 1996. Most of the development drilling locations contain proved reserves based on the December 31, 1995 reserve report. Drilling of approximately 10 of the wells is contingent on obtaining additional pipeline transportation capacity to move the production to market. Approximately 8 to 12 exploratory wells are expected to be drilled in 1996.

CAPITAL EXPENDITURES

         The current oil and gas segment 1996 capital expenditure budget, before unbudgeted producing property acquisitions, is approximately $12 million. The budget is expected to be funded with a combination of internally generated cash flow and additional debt.

                                                    1996
Capital Expenditures                              Estimate                     1995                   1994
- ------------------------------------------------------------------------------------------------------------
                                                                     (in millions)
  Development & exploratory drilling               $11.0                       $ 5.4                  $11.0
  Leasehold acquisitions                             0.2                         0.1                    1.6
  Other                                              0.2                         0.1                      -
- ------------------------------------------------------------------------------------------------------------
                                                    11.4                         5.6                   12.6
Proved property acquisitions                         0.2                        17.0                    8.1
Oil and gas capital expenditures                   $11.6                       $22.6                  $20.7

         Management continually reviews the Company's capital expenditure program and may increase, decrease or reallocate amounts based on industry conditions.

TRANSPORTATION

         The Company transports its natural gas to market on various gathering, transmission and pipeline systems owned primarily by third parties.
         A portion of the Company's natural gas is gathered by Consolidated Natural Gas (CNG) and the Columbia Gas System (Columbia) in southern West Virginia. Recently, the Federal Energy Regulatory Commission (FERC) approved an increase in the CNG interruptible gathering rates from 6.8 cents to 14.4 cents per MMBtu effective January 1996. This rate increase will cost the Company approximately $0.2 million in 1996. The rate will increase to 15.4 cents per MMBtu on January 1, 1997. Penn Virginia has received notice from the FERC that Columbia has requested its interruptible gathering rates be increased from 3.62 cents to 15.49 cents per MMBtu. Although an increase has not yet been approved, the Company expects to pay higher gathering fees in the future.
         Approximately 75 percent of the Company's natural gas production is transported to market on the Columbia pipeline. Currently, the Company has limited pipeline transportation flexibility. Production can be adversely affected by major, long-term shutdowns of the Columbia pipeline for maintenance or replacement. The Company is negotiating with another major pipeline to obtain additional pipeline capacity and thereby increase pipeline transportation flexibility.

MARKETING

         Penn Virginia sold its natural gas on the spot market or through short-term contracts to industrial and marketing companies in 1995. The Company entered into short-term sales contracts in November and December for the delivery of approximately 10,000 MMBtu of natural gas per day through March 1996. In February 1996, the Company sold approximately 6,500 MMBtu per day of its expected natural gas working interest production to various customers through fixed-price contracts for delivery during the period of April 1996 through March 1997. The natural gas will be supplied by production from the Company's proved developed reserves.
         The Company may use additional fixed price contracts and/or commodity derivative contracts to reduce the risk caused by fluctuations in the price of natural gas.

INVESTMENTS

         Penn Virginia holds investments in energy-related public and private companies. The Company holds equity investments in Norfolk Southern Corporation, Westmoreland Coal Company, Westmoreland Resources, Inc. and Blue Diamond Coal Company. See Note 1 (Investments and Other Income) of the Notes to the Consolidated Financial Statements for additional information.
         The Company sold 100,000 shares of Norfolk Southern Corporation common stock during 1995 for $6.7 million. The proceeds were used, in part, to fund the acquisition and development of oil and gas properties.
          The estimated fair value of the Company's equity portfolio at December 31, 1995 was $96.6 million compared with $85.3 million at December 31, 1994 and $94.6 million at December 31, 1993.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

GENERAL

GOVERNMENT REGULATION

         Penn Virginia's operating segments are subject to extensive rules and regulations promulgated by various federal, state and local government agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in material compliance with all rules, regulations and laws, there can be no assurance that new interpretations of existing rules, regulations and laws or the promulgation of new rules, regulations and laws will not adversely affect the Company's business and operations.

ENVIRONMENTAL RISKS

         Penn Virginia's operating segments are subject to various environmental hazards. Several federal, state and local laws, regulations and rules govern the environmental aspects of the Company's business.
Noncompliance with these laws, regulations and rules can result in substantial penalties or other liabilities. The Company does not believe that its environmental risks are materially different from those of comparable companies or that the cost of compliance will have a material adverse effect on profitability, capital expenditures or competitive position. There is no assurance that changes in or additions to laws, regulations or rules regarding the protection of the environment will not have such an impact.

COMPETITION

         The energy industry is highly competitive. Many of the Company's competitors are large, well-established companies with substantially larger operating staffs, greater capital resources and established long-term strategic positions.

ESTIMATES OF RESERVES AND FUTURE NET REVENUES

         Numerous uncertainties exist in estimating quantities of coal and oil and gas reserves and future net revenues therefrom. The estimates set forth in this report are based on various assumptions, which may ultimately prove to be inaccurate.

COAL AND LAND

OPERATING RISKS

         Penn Virginia's coal royalty stream is impacted by several factors that the Company generally cannot control. The number of tons mined annually is determined by an operator's mining efficiency, ability to market the coal and ability to arrange reliable transportation to the end-user. Coal emissions are regulated by various federal and state agencies which affect the quality and quantity of coal that can be burned economically.

OIL AND GAS

PRICES

         Penn Virginia's revenues, profitability and future rate of growth are highly dependent on the prevailing prices for oil and gas, which are affected by numerous factors that are generally beyond the Company's control. Crude oil prices are generally determined by global supply and demand. Natural gas prices are influenced by national and regional supply and demand. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in an impairment of the Company's oil and gas properties.

EXPLORATORY DRILLING

         Both development and exploratory drilling involve risks. However, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company anticipates the number of exploratory prospects drilled in 1996 and future years will increase compared with previous years. Consequently, it is likely the Company will experience increased levels of exploration expense in 1996 and future years.

INVESTMENTS

         The value of the Company's investment portfolio is subject to market price fluctuations, the ability to find a willing buyer for equity investments in private companies and the ability of companies to pay the interest and principal associated with the Company's portfolio of long-term notes.

EMPLOYEES

         Penn Virginia had 58 employees at December 31, 1995. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

         Below is a list of executive officers of the Company including their ages and positions held. No family relationships exist among them. Each officer is elected annually by the Board of Directors and serves at the pleasure of the Board of Directors.

                                                                                                              Office
     NAME                  Age                               Office                                         Held Since
- ----------------------------------------------------------------------------------------------------------------------
Lennox K. Black           66               Chairman and Chief Executive Officer                                1992

A. James Dearlove         48               President and Chief Operating Officer                               1994

Vincent Matthews, III     53               Senior Vice President                                               1992

Steven W. Tholen          45               Vice President and Chief Financial                                  1995
                                           Officer

Ann N. Horton             37               Controller                                                          1995

         Lennox K. Black - Mr. Black is the Chairman of the Board and Chief Executive Officer. He has been a director of Penn Virginia since 1983. Mr. Black also serves as Chairman of the Board for Teleflex, Inc. and as director of Quaker Chemical Company, Pep Boys and Westmoreland Coal Company.
         A. James Dearlove - Mr. Dearlove is the President and Chief Operating Officer. He has served in various capacities with the Company since 1977 including Vice President since 1986 and Senior Vice President since 1992. Mr. Dearlove was elected to the Company's Board of Directors effective February 6, 1996. He also serves as director of Westmoreland Resources, Inc., the Powell River Project and the National Council of Coal Lessors.
         Vincent Matthews, III - Mr. Matthews is a Senior Vice President. He also serves as President of the Company's oil and gas subsidiary. Mr. Matthews joined the Company in 1989. Previously, he served as Vice President and Region Manager of Union Pacific Resources. Mr. Matthews also serves as director of the Virginia Oil and Gas Association.
         Steven W. Tholen - Mr. Tholen is the Vice President and Chief Financial Officer. He joined the Company in 1995. Previously, he served in various capacities at Cabot Oil and Gas Corporation, most recently as Treasurer.
         Ann N. Horton - Ms. Horton is the Controller. She has served in various capacities with the Company since 1981, most recently as Vice-President, Finance and Administration at the Company's oil and gas subsidiary.

DEFINITIONS OF CERTAIN TERMS

         The following terms have the meanings indicated below when used in this report.

Bbl      -   means a standard barrel of 42 U.S. gallons
Bcf      -   means one billion cubic feet
Bcfe     -   means one billion cubic feet equivalent with one barrel of oil or condensate converted to six thousand cubic feet of natural gas based on the estimated relative energy content.

Gross    -   acre or well means an acre or well in which a working interest is owned
Mbbl     -   means one thousand barrels
Mbf      -   means one thousand board feet
Mcf      -   means one thousand cubic feet
MMBtu    -   means one million British thermal units
MMcf     -   means one million cubic feet
Net      -   acres or wells is determined by multiplying the gross acres or wells by the working interest in those gross acres or wells
Proved
Reserves-    means those estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

ITEM 2 - PROPERTIES

COAL AND LAND

         Penn Virginia's coal reserves and timber assets are on 106,000 acres in Virginia and West Virginia. The coal reserves are in various surface and underground seams.
         Penn Virginia's recoverable coal reserves are estimated at 254 million tons as of December 31, 1995. Recoverable coal reserves means coal that is economically mineable using existing equipment and methods under federal and state laws now in effect. Reserve estimates are adjusted annually for production, unmineable areas and sales of coal in place. The majority of the Company's reserves are high in energy content, low in sulfur and suitable for either the steam or metallurgical markets.
         The amount of coal that a lessee can profitably mine at any given time is subject to several factors and may be substantially different from "recoverable reserves". Included among the factors that influence profitability are the existing market price, coal quality and operating costs.
         The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar, and black cherry. The Company owns approximately 180 million board feet of standing saw timber.

OIL AND GAS

PRODUCTION AND PRICING

         The following table sets forth production, sales prices and production costs with respect to the Company's properties for the years ended December 31, 1995, 1994 and 1993.

Years Ending December 31                                       1995             1994            1993
- ------------------------------------------------------------------------------------------------------
Production
  Oil and condensate (Mbbls)                                      58               73               83
  Natural gas (MMcf)                                           7,161            6,295            5,327

Average sales price
  Oil and condensate ($/Bbl)                                  $14.24           $14.18           $16.29
  Natural gas ($/Mcf)                                         $ 1.86           $ 2.22           $ 2.33

Average production cost per Mcfe                              $ 0.58           $ 0.66           $ 0.64

PROVED RESERVES

         Penn Virginia had proved reserves of 431,000 barrels of crude oil and condensate and 170 Bcf of natural gas at December 31, 1995. The present value of the estimated future cash flows before income tax discounted at 10 percent (SEC PV10 Value) estimated by the Company's independent engineers, Williamson Petroleum Consultants, Inc. was $117 million. At December 31, 1995, the Company had 364 gross (237 net) proved undeveloped drilling locations.

                                                                             Natural
                                           Oil and          Natural          Gas               SEC PV10
                                           Condensate       Gas              Equivalents       Value
                                           (Mbbls)          (Bcf)            (Bcfe)             ($MM)
- -------------------------------------------------------------------------------------------------------
1995
  Developed                                   348              86                 89               82
  Undeveloped                                  83              84                 84               35
- -------------------------------------------------------------------------------------------------------
    Total                                     431             170                173             $117

1994
  Developed                                   371              78                 80               58
  Undeveloped                                  96              50                 51                9
- -------------------------------------------------------------------------------------------------------
    Total                                     467             128                131              $67

1993
  Developed                                   394              70                 73               69
  Undeveloped                                 111              47                 47               18
- -------------------------------------------------------------------------------------------------------
    Total                                     505             117                120              $87

         The average prices used to determine proved reserves at December 31, 1995, 1994 and 1993 were ($/Bbl) $16.02, $15.00 and $12.25 respectively for oil and condensate and ($/Mcf) $2.67, $2.09 and $2.65 respectively for natural gas.
         Since January 1, 1995, no oil or gas reserve information has been filed with, or included in any report to any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.
         Proved reserves are the estimated quantities of natural gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing, and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of oil and condensate and natural gas that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

ACREAGE

         The following table sets forth the Company's developed and undeveloped acreage at year end. The Company's acreage is concentrated in the Appalachia Basin, specifically western Virginia, southern West Virginia and eastern Kentucky.

                                                   Gross Acreage                   Net Acreage
- ----------------------------------------------------------------------------------------------
                                                                   (In thousands)
Developed                                             367                              172
Undeveloped                                           135                               94
- ----------------------------------------------------------------------------------------------
  Total                                               502                              266

GROSS WELLS DRILLED

         The following table sets forth the gross number of exploratory and development wells drilled during the last three years. The number of wells drilled means the number of wells spud at any time during the respective year. Productive wells means either wells which are producing or which are capable of commercial production. At December 31, 1995, the Company had one development and two exploratory wells which were in the process of testing to determine if they are capable of commercial production. In February 1996, the development well was determined not to be commercially productive.

Years Ended December 31,                                    1995             1994             1993
- --------------------------------------------------------------------------------------------------
Exploratory
  Productive                                                  2                 -               -
  Dry                                                         -                 4               -
- -------------------------------------------------------------------------------------------------
    Total                                                     2                 4               0

Development
  Productive                                                 31                56              91
  Dry                                                         1                 1               -
- -------------------------------------------------------------------------------------------------
   Total                                                     32                57              91

NET WELLS DRILLED

         The following table sets forth the number of net exploratory and development wells. Net wells equal the number of gross wells multiplied by Penn Virginia's working interest in each of the gross wells.

Years Ended December 31,                                    1995             1994             1993
- --------------------------------------------------------------------------------------------------
  Exploratory
    Productive                                              2.0                 -               -
    Dry                                                       -               2.7               -
- -------------------------------------------------------------------------------------------------
    Total                                                   2.0               2.7               0

  Development
    Productive                                             21.5              27.4            50.0
    Dry                                                     1.0               0.4               -
- -------------------------------------------------------------------------------------------------
      Total                                                22.5              27.8            50.0

PRODUCTIVE WELLS

         The number of productive oil and gas wells in which Penn Virginia had an interest at December 31, 1995 is set forth below. Productive wells are producing wells or wells capable of production.

                          Operated Wells           Non-Operated Wells                     Total
                          --------------           ------------------                     -----
                          Gross      Net           Gross          Net                Gross       Net
- ----------------------------------------------------------------------------------------------------
Oil                         8          6               2           14                 10
Gas                       607        507             342           52                949         559
Total                     615        515             348           54                963         569

ITEM 3 - LEGAL PROCEEDINGS

         The Company is involved in various lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Reference is hereby made to the section entitled "Common Stock Market Prices and Dividends" on page 15 of this report.

ITEM 6 - SELECTED FINANCIAL DATA

         Reference is hereby made to the section entitled "Five Year Selected Financial Data" on page 40 of this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is hereby made to the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" appearing on pages 16 through 21 inclusive of this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is hereby made to pages 22 to 39 inclusive of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEMS 10, 11, 12 AND 13 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except for information concerning executive officers of the Company included as an unnumbered item in Part 1, in accordance with General Instruction G(3), reference is hereby made to the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)     Financial Statements
                 1. Financial Statements - The financial statements filed herewith are listed in the Index to Financial Statements on page 14 of this report.

         (b)     Exhibits
                 (3.1)    Articles of incorporation of the Company
                          (incorporated by reference to Exhibit 4 (a) to the
                          Company's Registration Statement on Form S-8 filed
                          with the Securities and Exchange Commission on May
                          13, 1991 (Registration No. 33-40430)).
                 (3.2)    Bylaws of the Company.
                 (4.1)    Copies of various long-term debt instruments and
                          agreements of the Company are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Company agrees to furnish copies of such debt instruments and agreements to the Commission upon request.
      (10.1) Penn Virginia Corporation and Affiliated Companies Employees' Stock Ownership Plan, as amended (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-753)).
      (10.2) Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Appendix 5 of the Prospectus comprising part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1982 (Registration No. 2-77500)).
      (10.3) Form of agreement to evidence stock options and stock appreciation rights granted under the Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Exhibit 15.1(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1982 (Registration No. 2-77500)).
      (10.4) Amendment No. 1 to Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-753)).
      (10.5) Penn Virginia Corporation and Affiliated Companies' Employees' Retirement/Savings Plan (incorporated by reference to Exhibit 18(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 (Registration No. 33-40430)).
      (10.6)     Penn Virginia Corporation 1992 Non-Qualified Stock Option
                 Plan.
      (10.7) Form of Penn Virginia Corporation Non-Qualified Stock Option Agreement.
      (10.8) The Company has adopted a policy concerning severance benefits for certain senior officers of the Company. The description of such policy is incorporated herein by reference to the description of such policy contained in footnote 3 on page 6 of the Company's definitive Proxy Statement dated March 31, 1994.
      (10.9)     Penn Virginia Corporation 1994 Stock Option Plan
                 (incorporated by reference to Annex A of the Company's definitive Proxy Statement dated March 28, 1995.)
     (10.10) Penn Virginia Corporation 1995 Directors' Stock Option Plan (incorporated by reference to Annex B of the Company's definitive Proxy Statement dated March 28, 1995.)
     (10.11) Amendment and Restatement of Virginia Lease dated July 1, 1988 and Amendment and Restatement of Hampton Lease dated July 1, 1988, each as amended by the Lease Agreement dated May 6, 1992, between Penn Virginia Resources Corporation and Westmoreland Coal Company (incorporated by reference to
                 Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (Commission File No. 0-753)).

         (21)    Subsidiaries of the Company.

         (23)    Consent of KPMG Peat Marwick LLP.

(c)      Reports on Form 8-K:
         No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PENN VIRGINIA CORPORATION

March 29, 1996                             By: /S/ STEVEN W. THOLEN
                                              ---------------------------------
                                              (Steven W. Tholen, Vice President
                                              and Chief Financial Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ LENNOX K. BLACK                        Chairman of the Board, Director           March 29, 1996
- ---------------------                        and Chief Executive Officer
    (Lennox K. Black)

/S/                                                  Director                        March 29, 1996
- ----------------------
    (Eckhard Albrecht)

/S/ JOHN D. CADIGAN                                  Director                        March 29, 1996
- ----------------------
    (John D. Cadigan)

/S/ A. JAMES DEARLOVE                                Director                        March 29, 1996
- -----------------------
    (A. James Dearlove)

/S/                                                  Director                        March 29, 1996
- -----------------------
    (Hans Michael Gaul)

/S/JOHN A. H. SHOBER                                 Director                        March 29, 1996
- --------------------
   (John A. H. Shober)

/S/ FREDERICK C. WITSELL, JR.                        Director                        March 29, 1996
- -------------------------------
    (Frederick C. Witsell, Jr.)

/S/ MINTURN T. WRIGHT, III                           Director                        March 29, 1996
- ----------------------------
    (Minturn T. Wright, III)

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements



         The consolidated balance sheets of the Company and subsidiaries as of December 31, 1995 and December 31, 1994 and the consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995, together with the summary of significant accounting policies and notes to consolidated financial statements and the report of KPMG Peat Marwick LLP, independent auditors are contained on pages 22 to 39 inclusive of this report.
         Schedules not included herein have been omitted because they are not applicable or the required information is presented in the financial statements or related notes.

COMMON STOCK MARKET PRICES AND DIVIDENDS

High and low stock prices and dividends for the last two years were:



                                            1995                                        1994
- -------------------------------------------------------------------------------------------------------------
                                                          CASH                                       Cash
                                 SALES PRICE            DIVIDENDS             Sales Price          Dividends
                            ---------------------------------------------------------------------------------
Quarter Ended:               HIGH           LOW           PAID             High         Low            Paid
- -------------------------------------------------------------------------------------------------------------
March 31                     $34            $30-5/8       $.45             $40-1/2      $31-1/2        $.45

June 30                      $34-1/2        $27-1/2       $.45             $33-3/4      $31            $.45

September 30                 $32-1/2        $27-3/4       $.45             $35          $30            $.45

December 31                  $33            $31-1/2       $.45             $35          $30            $.65*



The Company's common stock is traded on NASDAQ (PVIR)
*Includes a $.20 per share extra dividend




SUMMARIZED QUARTERLY FINANCIAL DATA

Quarterly financial data for 1995 and 1994 were as follows:


                                                          1995                                             1994
- -----------------------------------------------------------------------------------------------------------------------------
                                                   QUARTERS ENDED (e)                              Quarters Ended (e)
                                       --------------------------------------------------------------------------------------

(in thousands except per share data)   MAR. 31    JUNE 30   SEPT. 30     DEC.31      Mar. 31     June 30   Sept. 30   Dec. 31
Revenues                               $7,848     $7,299    $5,728     $ 17,652(a)   $ 8,698     $ 8,881   $ 8,455    $ 7,677
Operating income (loss)                 2,835      2,550       416        1,543(b)     4,347       4,370     3,140     (1,145)(c)
Net income                             $2,642     $5,349    $1,091     $  1,002      $ 3,240     $ 3,277   $ 3,487    $ 3,497 (d)
Net income per share                   $ 0.62     $ 1.25    $ 0.26     $   0.23      $  0.76     $  0.76   $  0.82    $  0.81
Weighted average shares outstanding     4,276      4,274     4,265        4,262        4,280       4,280     4,280      4,280


(a) Includes the Columbia Gas settlement of $11.4 million.
(b) Includes the impairment of oil and gas properties totaling $10.9 million.
(c) Includes the impairment of oil and gas properties totaling $1.8 million.
(d) Includes the reduction of prior year deferred income tax provision.
(e) Certain amounts have been reclassified to conform to the current presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following review of operations and financial condition of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW

    Penn Virginia continued to position itself for future growth in 1995. The process of change that began three years ago has transformed the Company into a focused and more efficient Appalachia energy producer.
    During 1995, the Company completed several important steps including regaining control of its West Virginia coal reserves, supporting an acquisition of coal reserves in western Kentucky, completing the acquisition of $17.0 million of oil and gas properties and settling a long-term natural gas contract dispute.
    The Company regained control of its West Virginia coal reserves in February when Westmoreland Coal Company relinquished its lease in return for $3.0 million and other consideration. A portion of the relinquished reserves were leased to another operator who produced 0.8 million tons of coal in 1995.
    In September, the Company participated in the coal leasing arrangement of approximately 500,000 tons of coal in western Kentucky. The coal reserves are leased to an operator and are expected to be mined in 1996 and 1997. Although small, this transaction was an important first step involving coal outside the Company's traditional holdings in Virginia, West Virginia and eastern Kentucky.
    In February 1995, Penn Virginia acquired 46.6 Bcf of proved natural gas reserves for $17.0 million in cash. This acquisition included 58 net producing wells and a substantial number of potential drilling opportunities.
    The natural gas sales contract dispute with Columbia Gas was settled in the fourth quarter. Penn Virginia received $11.4 million net after payment of royalties and certain other costs.
    During 1996 the Company intends to continue to pursue its growth oriented strategy through exploitation of its existing assets and selective acquisitions of both coal and oil and gas reserves in the Appalachia Basin area. Negotiations on a series of new leases for a portion of the West Virginia reserves, completed in January 1996, are expected to increase production by 2 to 2.5 million tons annually within the next two to three years. The Company and Westmoreland Coal are negotiating in an effort to restructure the lease of the Company's coal reserves in Virginia to permit the economic and timely development of those reserves.

RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME

    Penn Virginia's 1995 net income was $10.1 million compared with $13.5 million in 1994 and $10.3 million in 1993. Pretax income for 1995 includes $11.4 million for the settlement of a disputed natural gas sales contract, $6.4 million gain on the sale of 100,000 shares of Norfolk Southern Corporation common stock, a $10.9 million charge primarily related to the adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and a $1.5 million loss related to the sale of nonstrategic oil and gas properties.
    Net income for 1994 includes the benefit of a $3.5 million adjustment related to prior years provision for deferred taxes and a pretax charge of $1.8 million for the impairment of oil and gas properties.
    Net income for 1993 includes a $5.7 million gain, net of taxes, on the disposal of the lime and limestone division and a pretax charge of $8.8 million for the write-down of the Company's equity investment in Westmoreland Coal Company.

 Selected Financial Data

                                                              1995          1994            1993
                                                          -------------------------------------------
                                                          (millions of dollars except per share data)
    Revenues                                                $   38.5    $     33.7      $     31.8
    Operating costs and expenses                                31.2          23.0            26.4
    Operating income                                             7.3          10.7             5.4
    Net income                                                  10.1          13.5            10.3
    Earnings per share                                      $   2.36          3.15      $     2.40
                                                            --------------------------------------

COAL AND LAND

    The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and its land assets.

Selected Financial and Operating Data

                                                                1995          1994           1993
                                                            --------------------------------------
                                                                 (in millions except as noted)
Revenues
    Timber and land sales                                   $    0.6    $      0.6      $      0.5
    Coal royalties                                               9.1          14.8            14.2
    Other                                                          -           0.1             0.1
         Total Revenues                                     $    9.7    $     15.5      $     14.8
                                                            --------------------------------------
Expenses
    Operating expenses                                      $    0.1    $      0.1      $      0.1
    Exploration and development                                  0.1           0.3             0.3
    Taxes other than income                                      0.2           0.1             0.1
    General and administrative                                   1.6           1.4             1.3
                                                            --------------------------------------
         Cash Operating Expenses                                 2.0           1.9             1.8
    Depreciation, depletion and amortization                     0.2           0.2             0.2
                                                            --------------------------------------
         Total Expenses                                     $    2.2    $      2.1      $      2.0
                                                            --------------------------------------
Operating Income                                            $    7.5    $     13.4      $     12.8
                                                            --------------------------------------
Production
    Royalty coal tons produced                                   4.1           6.9             6.8

    Timber sales (millions of board feet)                        3.2           2.6             2.4
Prices
    Royalty per ton of coal produced                        $   2.20    $     2.14      $     2.09
    Timber sales price per Mbf                              $    158    $      197      $      197

    Operating income for the coal and land segment was $7.5 million in 1995 compared with $13.4 million in 1994 and $12.8 million in 1993. The decrease in 1995 is mainly the result of Westmoreland Coal Company's suspension of their mining operations in Virginia on July 31, 1995. The suspension substantially reduced production of the Company's coal reserves. The Company earned coal royalty revenues of approximately $0.6 million per month in 1995 from the lease with Westmoreland Coal in Virginia prior to the suspension.
    Coal royalty revenues increased $0.6 million in 1994 compared with 1993 due to a slight increase in the number of tons produced which increased revenue $0.2 million and a five cent increase in the average royalty received per ton which increased revenues $0.4 million.
    As previously discussed, the Company signed a series of leases with an operator in January 1996 for a portion of its coal reserves in West Virginia. The leases have a 15-year term with a one-year option subject to the mutual agreement of Penn Virginia and the operator. The Company expects the operator to begin mining by early 1997 and produce up to 2.0 to 2.5 million tons annually within the next two to three years.
    The Company believes coal production from its properties will continue to decline in 1996 due to Westmoreland's suspension of mining operations on the Company's Virginia properties. The decline could be partially offset by production from new leases for its existing reserves or the acquisition of additional coal reserves.

OIL AND GAS

    The oil and gas segment explores for, develops and produces crude oil and natural gas in western Virginia , southern West Virginia and eastern Kentucky. The Company also owns mineral rights to oil and gas reserves. During 1995, the Company sold its natural gas properties in Pennsylvania and steam flood oil properties in Texas.

Selected Financial and Operating Data

                                                                1995          1994            1993
                                                            --------------------------------------
                                                                 (in millions except as noted)
Revenues
    Oil and condensate                                      $    0.8    $      1.0      $      1.6
    Natural gas sales                                           12.3          12.2            10.8
    Royalty income                                               1.1           1.8             1.6
    Natural gas contract settlement                             11.4             -               -
    Other                                                        0.4           0.4             0.6
                                                            --------------------------------------
         Total Revenues                                     $   26.0    $     15.4      $     14.6
                                                            --------------------------------------

Expenses
    Operating expenses                                      $    3.0    $      3.3      $      2.5
    Exploration and development                                  0.4           1.4             0.9
    Taxes other than income                                      1.3           1.2             1.3
    General and administrative                                   3.1           2.9             2.6
                                                            --------------------------------------
         Cash Operating Expenses                                 7.8           8.8             7.3
    Depreciation, depletion and amortization                     7.6           6.1             5.0
    Impairment of properties                                    10.9           1.8               -
                                                            --------------------------------------
         Total Expenses                                     $   26.3    $     16.7      $     12.3
                                                            --------------------------------------
Operating Income (Loss)                                     $   (0.3)   $     (1.3)     $      2.3
                                                            --------------------------------------
Production
    Oil and condensate (MBbls)                                    58            73              83
    Natural gas (Bcf)                                            6.6           5.5             4.7
    Royalty natural gas (Bcf)                                    0.6           0.8             0.6

Prices
    Oil and condensate ($/Bbl)                              $  14.24    $    14.18      $    16.29
    Natural gas ($/Mcf)                                         1.85          2.23            2.30
    Royalty natural gas ($/Mcf)                                 1.96          2.20            2.67

    The oil and gas segment had an operating loss of $0.3 million in 1995 compared with an operating loss of $1.3 million in 1994 and operating income of $2.3 million in 1993. Revenues for 1995 were $10.6 million higher compared with 1994 primarily due to the $11.4 million natural gas sales contract settlement with Columbia Gas. The Company received $11.4 million from Columbia Gas after payment of royalties and certain other costs. Oil and gas royalty revenues were down $0.7 million in 1995 compared with 1994 due to lower production volume which decreased royalty revenue $0.5 million and lower natural gas prices which decreased revenue $0.2 million. The 1.1 Bcf increase in natural gas sales production in 1995 to 6.6 Bcf was almost completely offset by a decline in average prices of $0.38 per Mcf to $1.85 per Mcf. The decrease in operating loss is primarily due to the increased production offset, in part, by reduced natural gas prices. The Company completed the acquisition of oil and gas properties in southern West Virginia in February, 1995 for $17 million in cash. Company production from these properties in 1995 was 0.7 Bcf of natural gas.
    Cash operating expenses declined $1.0 million in 1995 compared with 1994 primarily as a result of lower exploration and development expenses primarily due to the absence of dry holes.
    Depreciation, depletion and amortization expense increased mainly as the result of increased production in 1995. Impairments increased to $10.9 million in 1995 compared with $1.8 million in 1994. The Company adopted SFAS 121 in December 1995 resulting in the $10.4 million impairment of a property purchased in 1982 subject to a high-priced, take-or-pay natural gas sales contract which was later abrogated by Columbia Gas. (Discussed above). The Company also impaired $0.5 million of unproved exploration properties located outside of its Appalachia Basin operating area. In 1994, the Company impaired its steam flood oil properties located in Texas.
    During 1995, the Company sold nonstrategic oil and gas properties in Pennsylvania and its steam flood oil properties in Texas resulting in a pretax loss on sale of $1.5 million.
    Revenues increased $0.8 million in 1994 compared with 1993. Oil and condensate revenued declined $0.6 million due to lower production volumes and lower prices. This decline was offset by a $1.4 million increase in natural gas sales revenues due to a 0.8 Bcf increase in production to 5.5 Bcf offset, in part, by a $0.07 per Mcf decline in sales prices to $2.23 per Mcf.

    Cash operating expense increased $1.5 million in 1994 compared with 1993 due to the increased number of wells associated with increased production. Exploration and development expense increased $0.5 million in 1994 compared with 1993 mainly due to the increased number of dry holes drilled. Depreciation, depletion and amortization expense increased primarily as a result of higher production.

INVESTMENTS

    The investments segment includes Penn Virginia's investments in energy-related public and private companies.

Selected Financial and Operating Data

                                                                1995          1994         1993
                                                          ---------------------------------------
                                                                 (in millions except as noted)
Revenues - dividends                                      $      2.8    $      2.7         $  2.4
Expenses                                                           -           0.1            8.8
                                                          ---------------------------------------
    Operating Income                                      $      2.8    $      2.6         $ (6.4)

Common shares owned at year-end (number of shares)
    Norfolk Southern Corporation                           1,102,400     1,202,400      1,202,400
    Westmoreland Coal Company                              1,754,411     1,754,411      1,754,411
    Westmoreland Resources, Inc.                               1,600         1,600          1,600
    Blue Diamond Coal Company                                    287             -              -

Estimated fair value at year-end ($MM)
    Norfolk Southern Corporation                          $     87.5    $     72.9      $    84.8
    Westmoreland Coal Company                                    4.6           7.9            5.3
    Westmoreland Resources, Inc.                                 4.5           4.5            4.5
    Blue Diamond Coal Company                                      -             -              -
                                                          ---------------------------------------
                                                          $     96.6    $     85.3      $    94.6
                                                          ---------------------------------------

    The Company sold 100,000 shares of Norfolk Southern during 1995 earning a pretax gain on sale of $6.4 million.

CORPORATE AND OTHER

    Corporate and other expenses include primarily unallocated corporate general and administrative expenses, taxes other than income and consolidated interest expenses and income taxes. Corporate and other expenses were $2.7 million in 1995 compared with $4.0 million in 1994 and $3.4 million in 1993. The decrease in 1995 compared with 1994 was primarily due to lower pension expense of $0.6 million and lower rent expense of $0.3 million. The increase in 1994 compared with 1993 is primarily due to an $0.6 million increase in pension expense.
    See Note 12 (Segment Information) of the Notes to the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

CASH FLOW FROM OPERATING ACTIVITIES

    Net cash provided from operating activities was $19.6 million in 1995 including 11.4 million from the settlement of a natural gas contract dispute compared with $15.6 million in 1994 and $16.7 million in 1993. The $4.0 increase in 1995 compared with 1994 primarily reflects the $11.4 million settlement of the natural gas contract dispute, offset in part by lower net income and a $2.7 million reduction in the change in operating assets and liabilities. The decrease of $1.1 million in 1994 compared with 1993 is primarily due to a $7.9 million difference in changes of operating assets and liabilities offset by, in part, by an increase in net income of $3.2 million and a decrease in deferred taxes of $3.4 million.

CASH FLOW FROM INVESTING ACTIVITIES

    Cash used in investing activities was $13.9 million compared with $16.9 million in 1994 and $16.8 million from investing activities in 1993. The Company received $6.7 million from the sale of 100,000 shares of Norfolk Southern stock, $5.2 million from long-term notes receivable and $1.1 million from the sale of land and oil and gas properties in 1995. This compares with a cash inflow of $3.7 million from long-term notes and $0.3 million from the sale of assets in 1994 and $3.6 million from long-term notes and $28.7 million from the sale of the Company's lime and limestone division in 1993.
    Penn Virginia used $17.0 million to acquire oil and gas properties in southern West Virginia in 1995 compared with $8.1 million to acquire oil and gas properties in eastern Kentucky in 1994. Lease acquisition costs were $3.3 million in 1995 including $3.0 million paid to Westmoreland Coal Company to relinquish its lease of coal reserves in West Virginia compared with $1.8 million in 1994. Capital expenditures decreased to $5.8 million compared with $11.0 million in 1994 reflecting a smaller oil and gas drilling program in response to low natural gas prices throughout most of 1995. The $0.8 million note purchase in 1995 was related to Penn Virginia's participation in an acquisition of coal reserves in western Kentucky. The $5.3 million increase in capital expenditures in 1994 compared with 1993 is due primarily to the $8.1 million acquisition in 1994 offset, in part, by a smaller oil and gas drilling program.

CASH FLOW FROM FINANCING ACTIVITIES

    Net cash used by financing activities was $9.8 million compared with $15.6 million in 1994 and $13.8 million in 1993. The Company paid dividends of $7.7 million on its common stock compared with $8.5 million in 1994 and $12.3 million in 1993. During 1995 the Company purchased 17,300 shares of its common stock on the open market at a cost of $0.5 million. The Company reduced debt $1.9 million in 1995 compared with a debt reduction of $7.6 million in 1994 and $2.0 million in 1993.

WORKING CAPITAL

    At December 31, 1995, Penn Virginia had working capital of $3.6 million.
In addition, Penn Virginia had debt capacity of $11.3 million under a committed revolving credit facility with a group of major U.S. banks and $10.0 million available under an uncommitted line of credit with a major U.S. bank. Management believes its portfolio of investments and sources of funding are sufficient to meet short and long-term liquidity needs not funded by cash flows from operations.

CAPITAL EXPENDITURES

    Capital and exploration expenditures for the Company are detailed below.

Capital Expenditures                                          1995            1994              1993
                                                            ----------------------------------------
    Coal and Land
         Lease Acquisition                                  $  3.2          $  0.2           $     -
         Other                                                 0.3               -               0.3
                                                            ----------------------------------------
                                                            $  3.5          $  0.2           $   0.3
    Oil and Gas
         Development                                        $  5.4          $ 11.0           $  14.8
         Lease Acquisition                                     0.1             1.6               0.4
         Other                                                 0.1               -               0.1
                                                            ----------------------------------------
                                                            $  5.6          $ 12.6           $  15.3
                                                            ----------------------------------------
                                                            $  9.1          $ 12.8           $  15.6
    Proved Property Acquisition
         Oil and Gas                                        $ 17.0          $  8.1                 -
                                                            ----------------------------------------
                                                            $ 26.1          $ 20.9            $ 15.6

Exploration
    Coal and Land                                           $  0.1          $  0.3            $  0.4
    Oil and Gas                                                0.4             1.4               1.0
                                                            ----------------------------------------
                                                            $  0.5          $  1.7               1.4
Total Capital and Exploration Expenditures                  $ 26.6          $ 22.6            $ 17.0
                                                            ----------------------------------------

    Capital expenditures for the coal and land business segment were $3.5 million in 1995 including $3.0 million paid to Westmoreland Coal Company for the relinquishment of their lease of coal reserves in West Virginia.
    Development drilling expenditures for the oil and gas segment were $5.4 million in 1995 compared with $11.0 million in 1994. This decrease reflects the curtailment of the drilling program in response to the low natural gas prices prevalent throughout most of 1995. The Company drilled 24.0 net successful development and exploratory wells and 1.0 net dry hole in 1995 compared with 27.4 net successful development wells, 0.4 net development dry holes and 2.7 exploratory dry holes in 1994. Lease acquisition costs were $0.1 million compared with $1.6 million in 1994. Most of the 1994 lease acquisition expenditures were used to acquire a significant leasehold acreage position in southern West Virginia. The oil and gas segment completed a 1995 proved property acquisition in southern West Virginia for $17.0 million and a 1994 proved property acquisition in eastern Kentucky for $8.1 million.
    Capital expenditures before lease and proved property acquisitions for 1996 are expected to be $13 to 18 million including $3 to 5 million for the coal and land segment and $10 to 13 million for oil and gas. The Company plans to drill approximately 30 to 40 development wells and 8 to 12 exploratory wells. Depending on the level of future natural gas prices, the Company intends to review and adjust capital and exploration expenditures planned for 1996 as industry conditions dictate.
    Management believes its cash flow from operations, portfolio of investments and sources of funding are sufficient to fund its 1996 planned capital expenditure program and expected agreement with Westmoreland to restructure the Virginia lease.

ENVIRONMENTAL MATTERS


    Penn Virginia's operating segments are subject to various environmental hazards. Several federal, state and local laws, regulations and rules govern the environmental aspects of the Company's business. Noncompliance with these laws, regulations and rules can result in substantial penalties or other liabilities. The Company does not believe that its environmental risks are materially different from those of comparable companies or that the cost of compliance will have a material adverse effect on profitability, capital expenditures or competitive position. There is no assurance that changes in or additions to laws, regulations or rules regarding the protection of the environment will not have such an impact.
    The Company believes it is materially in compliance with environmental laws, regulations and rules.
    As of December 31, 1995, the Company has provided for approximately $90,000 to complete the remediation of a previously owned site.
    In conjunction with the leasing of property to coal operators, all environmental and reclamation liabilities are the responsibility of the lessees. However, if the lessee is not financially capable of fulfilling those obligations, there is a possibility that the appropriate authorities would attempt to assign those liabilities to the land owner. The Company would vigorously contest such an assignment.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                                                            1995          1994*            1993*
                                                                             ------------------------------------------
                                                                                (in thousands except per share data)
REVENUES
  Timber and land sales                                                      $      555    $       554      $       500
  Oil and condensate                                                                824          1,044            1,553
  Natural gas sales                                                              12,263         12,260           10,809
  Coal royalties                                                                  9,131         14,794           14,231
  Natural gas royalties                                                           1,073          1,752            1,605
  Dividends                                                                       2,803          2,709            2,380
  Natural gas contract settlements (Note 2)                                      11,406              -                -
  Other                                                                             473            598              732
                                                                             ------------------------------------------
                                                                                 38,528         33,711           31,810

EXPENSES
  Operating expenses                                                              3,094          3,382            2,585
  Exploration and development                                                       469          1,707            1,433
  Taxes other than income                                                         1,732          1,471            1,526
  Write-down of investment in Westmoreland Coal Company                               -              -            8,772
  General and administrative                                                      7,238          8,390            6,902
  Impairment of properties                                                       10,927          1,763                -
  Depreciation, depletion and amortization                                        7,723          6,286            5,159
                                                                             ------------------------------------------
                                                                                 31,183         22,999           26,377

OPERATING INCOME                                                                  7,345         10,712            5,433

Other (Income) Expense:
  Interest  expense                                                               1,964          1,598            1,858
  Gain on sale of securities                                                     (6,391)             -                -
  (Gain) loss on the sale of property                                             1,490           (125)              11
  Other                                                                          (1,562)        (1,639)          (1,491)
                                                                             ------------------------------------------
Income from continuing operations before income taxes                            11,844         10,878            5,055
Income tax expense (benefit)                                                      1,760         (2,623)             537
                                                                             ------------------------------------------
Income from continuing operations                                                10,084         13,501            4,518
Discontinued operations:
    Gain on disposal of lime and limestone division (net of
         income tax expense of $3,087) (Note 3)                                     -                -            5,734
                                                                             ------------------------------------------
NET INCOME                                                                   $   10,084    $    13,501      $    10,252
                                                                             ------------------------------------------

Income per common share
    Continuing operations                                                    $     2.36    $      3.15      $      1.06
    Discontinued operations                                                           -              -             1.34
                                                                             ------------------------------------------
Net income per share                                                         $     2.36    $      3.15      $      2.40
                                                                             ------------------------------------------
Weighted average shares outstanding                                               4,269          4,280            4,280




* Certain amounts have been reclassified to conform to the current year's presentation.
See accompanying summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

 December 31,                                                                                     1995            1994*
                                                                                          -----------------------------
                                                                                                    (in thousands)
ASSETS
Current assets
    Cash and cash equivalents                                                             $      2,993       $    7,039
    Accounts receivable                                                                          3,924            3,286
    Current portion of long-term notes receivable                                                4,321            3,646
    Inventories                                                                                    187              599
    Current deferred income taxes                                                                  865            1,451
    Other                                                                                          604            1,895
                                                                                          -----------------------------
         Total current assets                                                                   12,894           17,916


Investments (Note 1)                                                                            96,645           85,321
Long-term notes receivable                                                                       4,582            8,881
Property, plant and equipment (Note 4)                                                          91,015           86,246
Other assets                                                                                       865              895
                                                                                          -----------------------------
         Total assets                                                                     $    206,001       $  199,259



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current installments on long-term debt  (Note 5)                                      $      2,000       $    7,325
    Accounts payable                                                                             2,094            4,409
    Accrued expenses (Note 6)                                                                    4,670            3,783
    Deferred income                                                                                188              220
    Taxes on income                                                                                358                -
                                                                                          -----------------------------
         Total current liabilities                                                               9,310           15,737

Other liabilities (Note 10)                                                                      7,594            8,367
Deferred income taxes                                                                           29,040           28,459
Long-term debt (Note 5)                                                                         12,700            9,250
                                                                                          -----------------------------
         Total liabilities                                                                      58,644           61,813

Shareholders' equity
    Preferred stock of $100 par value -
         Authorized 100,000 shares; issued none                                                      -                -
    Common stock of $6.25 par value -
         Authorized 8,000,000 shares; issued 4,437,517 shares                                   27,734           27,734
Other paid-in capital                                                                           34,959           34,793
Retained earnings                                                                               37,978           35,571
                                                                                          -----------------------------
                                                                                               100,671           98,098
Add:  Net unrealized holding gain - investments                                                 54,614           47,083
Less: 175,277 shares in 1995 and 157,977 shares in 1994
       of common stock held in treasury, at cost                                                 7,928            7,435
      Guaranteed debt to employee stock ownership plan                                               -              300
                                                                                          -----------------------------
         Total shareholders' equity                                                            147,357          137,446
                                                                                          -----------------------------
         Total liabilities and shareholders' equity                                       $    206,001       $  199,259
                                                                                          -----------------------------



* Certain amounts have been reclassified to conform to the current year's presentation
See accompanying summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 Year Ended December 31, 1995, 1994 and 1993

                                                                                                    Guaranteed
                                                                       Net                          Debt To
                                                                       Unrealized                   Employees
                                              Other                    holding                      Stock         Total
                                 Common       Paid-in     Retained     gain-            Treasury    Ownership     Stockholders'
                                 Stock        Capital     Earnings     investments      Stock       Plan          Equity
- -------------------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
Balance at December 31, 1992     $27,734      $ 35,856    $ 32,691      $      -        $ (7,414)     (1,500)     $ 87,367


Net income                             -             -      10,252             -               -           -        10,252
Dividends paid, $2.90 per share        -             -     (12,340)            -               -           -       (12,340)
Additional liability for pension
    plan                               -        (1,171)          -             -               -           -        (1,171)
Unrealized holding gain adjustment     -             -           -        53,090               -           -        53,090
Special dividend paid on unallocated
    shares in employee stock
    ownership plan                     -             -           -             -             (21)          -           (21)
Contribution to employee stock
    ownership plan                     -             -           -             -               -         600           600
- -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993     $27,734      $ 34,685    $ 30,603      $ 53,090        $ (7,435)     $ (900)     $137,777


Net income                             -             -      13,501             -               -           -        13,501
Dividends paid, $2.00 per share        -             -      (8,533)            -               -           -        (8,533)
Reversal of additional liability for
 pension plan                          -           108           -             -               -           -           108
Unrealized holding gain adjustment     -             -           -        (6,007)              -           -        (6,007)
Contribution to employee stock
    ownership plan                     -             -           -             -               -         600           600
- -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994     $27,734      $ 34,793    $ 35,571      $ 47,083         $(7,435)     $ (300)     $137,446

Net income                             -             -      10,084             -               -           -        10,084
Dividends paid, $1.80 per share        -             -      (7,677)            -               -           -        (7,677)
Reversal of additional liability for
Pension plan                           -           166           -             -               -           -           166
Reversal of special dividend paid on
 unallocated shares in employee
    stock                              -             -           -             -              21           -            21
Unrealized holding gain
    adjustment                         -             -           -         7,531               -           -         7,531
Purchase of 17,300 shares of
    treasury stock                     -             -           -             -            (514)          -          (514)
Contribution to employee stock
    ownership plan                     -             -           -             -               -         300           300
- -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995     $27,734      $ 34,959    $ 37,978      $ 54,614        $ (7,928)     $    -      $147,357
- -------------------------------------------------------------------------------------------------------------------------------





See accompanying summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                         1995       1994*          1993*
                                                                           --------------------------------------
                                                                                      (in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net income                                                             $   10,084    $  13,501     $   10,252
    Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
    Depreciation, depletion and amortization                                    7,723        6,286          5,159
    Impairment of properties                                                   10,927        1,763              -
    Write-down of investment in Westmoreland Coal Company                           -            -          8,772
    Gain on the sale of securities                                             (6,391)           -              -
    (Gain) loss on the sale of property, plant and equipment                    1,490         (125)            11
    Gain on disposal of lime and limestone division                                 -            -         (8,821)
    Deferred income taxes                                                      (3,474)      (3,128)           312
    Dry hole expense                                                              (72)       1,049              -
    Other                                                                         915          529         (2,637)
                                                                           --------------------------------------
                                                                               21,202       19,875         13,048
    Change in assets and liabilities:
         Accounts receivable                                                     (638)         594           (556)
         Inventories                                                              412         (161)           (54)
         Other current assets                                                   1,877       (2,163)            97
         Accounts payable and accrued expenses                                 (2,855)      (2,562)         3,356
         Deferred income                                                          (32)           6            (15)
         Taxes on income                                                          358         (587)           565
         Other assets and liabilities and investments                            (687)         604            275
                                                                           --------------------------------------
         Net cash flows from operating activities                          $   19,637    $  15,606     $   16,716

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Proceeds from the sale of securities                                   $    6,656    $       -     $        -
    Proceeds from the sale of investments and discontinued operations               -            -         28,714
    Proceeds from the sale of property, plant and equipment                     1,146          314            123
    Payments received on long-term notes receivable                             5,183        3,738          3,572
    Producing properties acquired                                             (17,021)      (8,114)             -
    Lease acquisitions                                                         (3,254)      (1,771)          (445)
    Capital expenditures                                                       (5,827)     (11,045)       (15,199)
    Note purchases                                                               (800)            -             -
                                                                           --------------------------------------
         Net cash flows from (used in) investing activities                $  (13,917)   $ (16,878)    $   16,765

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Dividends paid                                                         $   (7,677)   $  (8,533)    $  (12,340)
    Proceeds from long-term borrowings                                         20,400            -              -
    Repayment of long-term borrowings                                         (22,275)      (7,625)        (2,025)
    Purchases of treasury stock                                                  (514)           -              -
    Reduction in guaranteed debt of ESOP                                          300          600            600
                                                                           --------------------------------------
         Net cash flows used in financing activities                           (9,766)     (15,558)       (13,765)
                                                                           --------------------------------------
         Net increase (decrease) in cash and cash equivalents                  (4,046)     (16,830)        19,716
         Cash and cash equivalents - beginning of year                          7,039       23,869          4,153
                                                                           --------------------------------------
         Cash and cash equivalents - end of year                           $    2,993    $   7,039     $   23,869
                                                                           --------------------------------------

Supplemental disclosures:
    Cash paid during the year for:
         Interest                                                          $    1,978    $   1,673     $    1,817
         Income taxes                                                      $    3,139    $   3,496     $    2,991


*Certain amounts have been reclassified to conform to the current year's presentation.
See accompanying summary of significant accounting policies and notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

         Penn Virginia Corporation ("Penn Virginia" or the "Company") is an Appalachia energy company. The Company owns the mineral rights to approximately 254 million tons of recoverable coal reserves located in Virginia, West Virginia and Kentucky. The coal reserves are leased to various operators who mine and market the coal. Penn Virginia collects royalties based on the production and sale of reserves.
         Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in western Virginia, southern West Virginia and eastern Kentucky. The Company had proved reserves of 431,000 barrels of oil and 170 billion cubic feet of natural gas at December 31, 1995.
         Penn Virginia holds investments in energy-related public and private companies. The fair value of these investments at December 31, 1995 was approximately $96.6 million.

CONSOLIDATION

         The consolidated financial statements include the accounts of Penn Virginia Corporation and all wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

         Inventories consisting primarily of tubular goods and production equipment are valued at the lower of average cost or market.

INVESTMENTS

         Investments consist of corporate debt and equity securities. The Company classifies its debt and equity securities in one of three categories; trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for- sale.
         Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.
         A decline in the market value of any available-for-sale or held-to-maturity security below cost, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security.
         Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

OIL AND GAS PROPERTIES

         The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized. Capitalized costs of producing oil and gas fields are amortized using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by- field basis. Estimated costs (net of salvage value) of plugging and abandoning oil and gas wells are charged to depreciation, depletion and amortization using the units-of-production method. The total estimated future plugging and abandoning costs amortized and included in the depreciation, depletion and amortization expense as of December 31, 1995 was approximately $0.4 million.
         The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Unproved leaseholds costs are amortized over the average holding period of five years. Unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the cost of the property has been impaired. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.
         Effective December 29, 1995, The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed of. SFAS 121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. Under SFAS 121, the Company reviewed the impairment of oil and gas properties and related assets on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future net cash flows by applying future oil and gas prices available from various third parties and Company forecasts to estimated future production of proved oil and gas reserves over their economic lives.
The Company recognized a noncash, pretax charge of $10.4 million in the fourth
quarter as a result of adopting SFAS 121.   The Company also impaired $0.5
million of unproved exploration properties outside of its Appalachia Basin operating area in 1995 and $1.8 million primarily for a Texas steam flood oil field in 1994.
         Exploratory costs including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

OTHER PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost and include expenditures for new facilities and for improvements which substantially increase the productive lives of existing plant and equipment. Maintenance and repair costs are expensed as incurred. Depreciation of plant and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 20 years. Coal in place is depleted at a rate based upon the cost of the mineral properties and estimated recoverable tonnage
therein.   When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, notes receivables, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

OIL AND GAS  REVENUES

         Oil and gas revenues generally are recorded using the sales method. The Company recognizes oil and gas revenues based on the amount of oil and gas sold to purchasers on its behalf. As of December 31, 1995, the Company did not have any material oil or gas imbalances.

ROYALTIES

         Coal royalty income is recognized on the basis of tons sold and the corresponding revenue from those sales. All coal leases are based on an annual minimum payment due or a percentage of the gross sales price. Oil and natural gas royalties are recorded on the basis of volume sold.

DIVIDEND INCOME

         Dividend income from investments is recognized as of the record date.

INCOME TAX

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

PER SHARE DATA

         Per share data are based on the weighted average number of shares outstanding during the year. Common share equivalents based on outstanding options, are excluded from the calculation since the dilutive effect is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INVESTMENTS AND OTHER INCOME

         The amortized cost, gross unrealized holding gains (losses) and fair value for available-for-sale and held-to-maturity securities were as follows:

                                                                             Gross
                                                                             Unrealized
                                                            Amortized        Holding          Fair
December 31, 1995                                           Cost             Gains (Losses)   Value
                                                            ------------------------------------------
                                                                         (in thousands)
    Available-for-sale
         Norfolk Southern Corporation                       $  2,839         $ 84,664         $ 87,503
         Westmoreland Coal Company                             5,263             (658)           4,605
         Westmoreland Resources, Inc.                          4,530                -            4,530
         Blue Diamond Coal Company                                 3                4                7
                                                            ------------------------------------------
                                                            $ 12,635         $ 84,010         $ 96,645

    Held-to-maturity
         Notes Receivable                                   $  8,903         $      -         $  8,903

December 31, 1994

    Available-for-sale
         Norfolk Southern Corporation                       $  3,096         $ 69,800         $ 72,896
         Westmoreland Coal Company                             5,263            2,632            7,895
         Westmoreland Resources, Inc.                          4,530                   -         4,530
                                                            ------------------------------------------
                                                            $ 12,889         $ 72,432         $ 85,321

    Held-to-maturity
         Notes Receivable                                   $ 12,527         $           -    $ 12,527


    Maturities of securities classified as held-to-maturity are as follows:

                                                          Amortized Cost and Fair Value
December 31,                                                1995             1994
                                                          -----------------------------
                                                                 (in thousands)
         Current                                            $  4,321         $  3,646
         Due after one year through five years                 3,402            3,299
         Due after five years through ten years                1,180            5,123
         Due after ten years                                       -              459
                                                            -------------------------
                                                            $  8,903         $ 12,527

    Related dividend income is as follows:

Year Ended December 31,                                     1995             1994             1993
                                                            ------------------------------------------
                                                                             (in thousands)
         Norfolk Southern Corporation                       $  2,363         $  2,309         $  2,236
         Westmoreland Resources, Inc.                            440              400              144
                                                            ------------------------------------------
                                                            $  2,803         $  2,709         $  2,380

    The Company owned 1,102,400 and 1,202,400 shares of Norfolk Southern Corporation stock at December 31, 1995 and 1994 respectively. The Company owns 1,754,411 shares of Westmoreland Coal Company's common stock.

    Interest income included in other income amounted to $945,000, $1,290,000 and $1,323,000 in 1995, 1994 and 1993, respectively. Included in 1995, 1994 and 1993 interest income was $759,000, $962,000 and $989,000 respectively, relating to notes receivable on the sale of coal in place in 1986.

2.  NATURAL GAS CONTRACT SETTLEMENT

         The Company received $11.4 million, net of royalties and certain other costs, in the fourth quarter 1995 for its portion of the settlement with Columbia Gas related to the abrogation of various high-priced, take-or-pay natural gas sales contracts. The contracts related primarily to production from a portion of the Company's eastern Kentucky and western Virginia reserves.

3.  DISCONTINUED OPERATIONS

         In December 1992, the Company adopted a formal plan to sell the lime and limestone segment of its business. In October 1993 the Company completed the sale of this segment. The assets of the lime and limestone segment sold consisted primarily of accounts receivable, inventories, and property, plant and equipment. The selling price was $28.7 million in cash and generated a gain of $5.7 million (net of income tax expense of $3.1 million). In 1992, the Company estimated a loss on disposal of the lime and limestone segment of $7.0 million (net of income tax benefit of $3.6 million).

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes:

December 31,                                                        1995             1994
                                                                    --------------------------
                                                                             (in thousands)
Land                                                                $     703        $     704
Timber                                                                    188              188
Coal properties                                                         9,169            5,595
Oil and gas properties                                                125,617          110,279
Other plant and equipment                                               4,710            3,485
                                                                    --------------------------
                                                                      140,387          120,251
Less:  Accumulated depreciation, depletion and amortization            49,372           34,005
                                                                    --------------------------
Net property, plant and equipment                                   $  91,015        $  86,246

         In January 1995, Westmoreland Coal Company relinquished its lessee's rights to Penn Virginia's coal reserves located in West Virginia in exchange for $3.0 million in cash and other considerations.
         In February 1995, the Company acquired leases, wells, and equipment relating to certain natural gas properties located in southern West Virginia abutting existing properties. These assets were acquired for approximately $17.0 million in cash and include 58 net producing wells and approximately 34,600 acres of leaseholds.
         In May 1994, the Company acquired leases, wells and equipment relating to certain oil and gas properties located in eastern Kentucky. The assets were acquired for approximately $8.1 million in cash and include 66 net producing wells and approximately 12,400 net acres of leaseholds.

5.  LONG-TERM DEBT

         Long-term debt is summarized in the following table.

December 31,                                                                1995         1994
                                                                           -----------------------
                                                                                (in thousands)
Revolving credit, variable rate of 6.9% at December 31, 1995 due
    in 1998 - 2000                                                            $ 8,700    $       -
Term loan, variable rate of 8.2% at December 31,1994                                -        5,400
Term loan, variable rate of 5.5% at December 31, 1994                               -          300
Senior notes, 9% due June 27, 1996                                                  -        2,875
Senior notes, 8.83%, due May 10, 1998                                           6,000        8,000
                                                                           -----------------------
                                                                               14,700       16,575
Less current maturities                                                         2,000        7,325
                                                                           -----------------------
Total Long-Term Debt                                                       $   12,700    $   9,250

REVOLVING CREDIT
    During 1995, the Company entered into an agreement with a group of major U.S. banks for a $20 million revolving credit facility (the "Revolver") with a final maturity of December 31, 2000. The Revolver is an unsecured credit facility that bears interest, at Penn Virginia's option, at a rate equal to (i) either one, two or three month LIBOR plus 1.0 percent per annum or (ii) the Prime Rate. The Company pays a commitment fee quarterly equal to 0.25 percent per annum on the average daily amount of unused debt capacity available under the Revolver. The Revolver contains various restrictive covenants customarily found in such facilities, including restrictions (i) prohibiting the merger of the Company with a third party except under certain limited conditions, (ii) limiting the sale, transfer or other disposition of assets except in the ordinary course of business to 20 percent of Tangible Net Worth, as defined in the Revolver, and (iii) prohibiting the declaration or payment of dividends or the purchase of its capital stock if the effect would cause the Company to violate any of the financial covenants found in the agreement. The financial covenants include the maintenance of Tangible Net Worth, Debt to Worth Ratio, Cash Flow Ratio, Interest Coverage Ratio and Working Capital. The revolver converts to a term loan on January 1, 1998 at which time the outstanding balance is due in twelve equal quarterly installments with the final installment due December 31, 2000.

TERM LOANS
    The Company had two term loans outstanding at December 31, 1994 which were retired in 1995. Both term loans were unsecured. The interest rates were 8.2 percent and 5.5 percent respectively. They contained various restrictive covenants customarily found in such facilities.

SENIOR NOTES
    In June 1986, the Company issued $10 million of its 10-year 9% Senior Notes to an institutional investor in a private placement offering. The 9% Senior Notes were fully paid in 1995.
    In May 1991, the Company issued $10 million of its 7-year 8.83% Senior Notes to an institutional investor in a private placement offering. The 8.83% Senior Notes require five equal principal payments beginning in 1994. The Company may prepay all or a portion of the indebtedness subject to a prepayment premium. The 8.83% Senior Notes contain conditions and restrictive provisions customarily found in such notes including among other things, (i) restrictions on indebtedness of the Company and its subsidiaries, (ii) restrictions on dividends and the retirement of stock and (iii) merger with a third party except under certain limited conditions.
    Aggregate installments of long-term debt maturing in the years 1996, 1997, and 1998 amount to $2,000,000, $2,000,000 and $2,000,000 respectively.

6. ACCRUED EXPENSES

    Accrued expenses are summarized in the following table.

December 31,                                                                1995         1994
                                                                          ------------------------
                                                                                (in thousands)
Pension                                                                    $      927    $     780
Compensation                                                                      487          368
Accrued lease and relocation                                                      493          800
Accrued oil and gas royalties                                                     481          265
Taxes other than income                                                         1,164          470
Other                                                                           1,118        1,100
                                                                           -----------------------
                                                                           $    4,670    $   3,783

7. INCOME TAXES

    The provision (benefit) for income taxes from continuing operations is comprised of the following:

Year ended December 31,                                                     1995         1994           1993
                                                                           ---------------------------------------
                                                                                         (in thousands)
Current income taxes
    Federal                                                                $    3,602    $     533      $    2,418
    State                                                                         523          756             829
                                                                           ---------------------------------------
         Total current                                                          4,125        1,289           3,247

Deferred income taxes
    Federal                                                                    (2,336)      (3,839)         (2,970)
    State                                                                         (29)         (73)            260
                                                                           ---------------------------------------
         Total deferred                                                        (2,365)      (3,912)         (2,710)
                                                                           ---------------------------------------
Total income tax expense (benefit)                                         $    1,760    $  (2,623)     $      537

         The difference between the reported income tax expense (benefit) and income tax expense (benefit) computed by multiplying income from continuing operations before income taxes by the federal statutory income tax rate is as follows:

Year Ended December 31,                                                     1995          1994         1993
                                                                           -------------------------------------
                                                                                     (in thousands)
Computed at federal statutory tax rate                                     $    4,145    $    3,807   $    1,769
State income taxes, net of federal income tax effect                              321           444          708
Dividends received deduction                                                     (687)         (664)        (583)
Non-conventional fuel source credit                                            (1,650)       (1,750)      (1,000)
Adjustment to prior year provisions                                                 -        (3,500)           -
Percentage depletion                                                             (270)         (495)        (357)
Other                                                                             (99)         (465)           -
                                                                           -------------------------------------
 Total income tax expense (benefit)                                        $    1,760    $   (2,623)  $      537

The Company's federal income tax returns for the 1984 through 1986 tax years were examined by the Internal Revenue Service. As a result of the favorable settlement of various issues raised during the Internal Revenue Service examination, the Company recognized a $3.5 million adjustment to its prior year provision for deferred taxes in 1994.
    Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following:

December 31,                                                                1995          1994
                                                                           ------------------------
                                                                                 (in thousands)
Deferred tax liabilities
 Unrealized investment gain                                                $   29,404    $   25,351
 Oil and gas drilling and development costs                                    16,672        13,677
 Other                                                                          1,710         1,441
                                                                           ------------------------
    Total deferred liabilities                                             $   47,786    $   40,469
Deferred tax assets
 Investments due to reserves and the equity method of accounting           $     (732)   $     (745)
 Notes receivable from the sale of coal reserves                               (2,064)         (821)
 Impairment reserve for oil and gas properties                                 (4,069)            -
 Other property, plant, and equipment, principally  due to
   differences in depreciation and depletion                                   (6,125)       (4,105)
 Additional minimum pension liability adjustment                                 (484)
  Accrued expenses                                                             (2,219)       (3,796)
 Deferred income for financial reporting purposes                                (878)       (1,049)
  Alternative minimum tax credit carryforwards                                 (3,040)       (2,945)
 State tax loss carryforwards                                                    (391)            -
                                                                           ------------------------
                                                                              (20,002)      (13,461)
 Valuation allowance for state tax loss carryforwards                             391             -
                                                                           ------------------------
    Total deferred assets                                                  $  (19,611)   $  (13,461)
                                                                           ------------------------
Net deferred income tax liability                                          $   28,175    $   27,008

As of December 31, 1995, the Company had available for federal income tax purposes, alternative minimum tax credits of approximately $3.1 million which can be carried forward indefinitely as a credit against the regular tax liability. The Company has various state tax loss carryforwards of approximately $4.6 million at December 31, 1995 which expire in 2009. The tax benefit of these loss carryforwards has been offset by a valuation allowance.

8.  PENSION PLANS

The Company and its wholly-owned subsidiaries provided a noncontributory, defined benefit pension plan and early retirement programs (the "plans") for eligible employees. Benefits are based on the employee's average annual compensation and years of service. Pension expense amounted to $458,000, $971,000 and $703,000 in 1995, 1994 and 1993, respectively.

Year Ended December 31,                                                     1995          1994           1993
                                                                           --------------------------------------
                                                                                      (in thousands)
Service cost                                                               $     103     $     108        $   115
Interest cost on projected benefit obligations                                   886           821            852
Actual return on plan assets                                                  (1,605)           25           (551)
Net amortization and deferral                                                  1,073          (620)           (98)
Special termination benefits                                                       -           637            385
                                                                           --------------------------------------
         Pension expense                                                   $     457     $     971        $   703

The following sets forth the funded status of the plans:


December 31,                                                               1995          1994
                                                                          ------------------------
                                                                                 (in thousands)

Actuarial present value of benefit obligations:
Vested benefits                                                            $   11,924    $  10,568
Nonvested benefits                                                                 77           57
                                                                           -----------------------
Accumulated benefit obligations                                                12,001       10,625
Effect of assumed future compensation levels                                      452          298
                                                                           -----------------------
Projected benefit obligation                                                   12,453       10,923
Fair value of assets held in plan                                              (7,761)      (6,767)
Unrecognized cumulative net (loss)                                             (1,836)      (1,381)
Unrecognized prior service cost                                                  (297)        (321)
Unrecognized implementation pension asset                                         (60)         (65)
Additional liability recognized                                                 1,731        1,891
                                                                           -----------------------
    Unfunded accrued pension cost                                          $    4,230    $   4,280

Unfunded accrued pension cost at beginning of year                         $    4,280        4,535
Current year's pension expense                                                    457          971
Additional liability recognized                                                   158         (118)
Current year's contributions                                                     (665)      (1,076)
Other                                                                               -          (32)
                                                                           -----------------------
    Unfunded accrued pension cost at end of year                           $    4,230    $   4,280

         A portion of the unfunded accrued pension cost is included in the caption "Other liabilities" on the Company's balance sheet.
         The weighted-average discount rate used to measure the projected benefit obligations is 7.25 percent in 1995 and 8.25 percent in 1994. The rate of increase in future compensation levels is 6 percent and the expected long-term rate of return on assets is 9.5 percent. Plan assets consist primarily of listed stocks, including $325,000 of the Company's stock, fixed income investments and cash equivalents.
           In February 1996, the Board of Directors of the Company approved freezing the defined benefit pension plan effective June 30, 1996. It is expected to result in reduced future annual net periodic pension expense and a gain in 1996.

9. OTHER POSTRETIREMENT BENEFITS

    The Company sponsors a defined benefit postretirement plan that covers employees hired prior to January 1, 1991 who retire from active service by meeting specific age and years of service requirements. The plan provides health care (medical benefits) for the retiree and his/her eligible dependents and life insurance benefits for the retiree. The health care coverage is noncontributory for retirees who retired prior to January 1, 1991 and is contributory for retirees who retired after December 31, 1990.
    Postretirement benefit expense for 1995 and 1994 include the following components:

Year Ended December 31,                                                                 1995             1994
                                                                                       --------------------------
                                                                                             (in thousands)
Service cost                                                                           $      28          $    30
Interest cost on accumulated postretirement benefit obligation                               292              281
Actual return on plan assets                                                                 (59)               1
Net amortization and deferral                                                                 11              (61)
                                                                                       --------------------------
                                                                                       $     272          $   251

The following sets forth the funded status of the plan:

December 31,                                                                             1995            1994
                                                                                        -------------------------
                                                                                             (in thousands)
Accumulated postretirement benefit obligation
    Retirees                                                                            $   3,551       $   3,454
    Fully eligible and other active plan participants                                         363             270
                                                                                        -------------------------
                                                                                            3,914           3,724
Plan assets at fair value                                                                  (1,513)         (1,798)
                                                                                        -------------------------
Accumulated postretirement benefit obligation in excess of plan assets                      2,401           1,926
                                                                                        -------------------------
Unrecognized loss                                                                            (538)            (52)
                                                                                        -------------------------
    Unfunded accrued postretirement benefit cost                                        $   1,863       $   1,874

Unfunded accrued postretirement benefit cost at beginning of year                       $   1,874       $   1,724
Current year's postretirement benefit expense                                                 272             251
Current year's contributions                                                                 (129)           (101)
Other                                                                                        (154)              -
                                                                                        -------------------------
Unfunded accrued postretirement benefit cost at end of year                             $    1,863      $   1,874

         For measurement purposes, an annual rate of increase for medical benefits (trend rate) was assumed for employees who retired prior to 1991. These rates were assumed to be 9.5 percent and 10.0 percent for 1995 and 1994, respectively. The rates were assumed to decrease gradually to 5.5 percent by the year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $211,000 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by $14,000.
         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent in 1995 and 8.25 percent in 1994. The assumed long-term rate of return on plan assets after estimated taxes was 3 percent. At December 31, 1995, plan assets consist primarily of tax exempt securities.


10.  OTHER LIABILITIES

         Other liabilities are summarized in the following table:

December 31,                                                                            1995             1994
                                                                                       --------------------------
                                                                                              (in thousands)
Postretirement health care                                                             $    1,523       $   1,541
Deferred income                                                                             1,711           2,028
Pension                                                                                     3,303           3,396
Other                                                                                       1,057           1,402
                                                                                       --------------------------
                                                                                       $    7,594       $   8,367

11.  STOCK OPTION AND STOCK OWNERSHIP PLANS

STOCK OPTION PLANS
          On May 2, 1995, the 1994 Stock Option Plan (1994 Plan) and the 1995 Directors' Stock Option Plan (1995 Plan) were approved by the shareholders.
The Company also has outstanding stock options under another stock option plan, the 1980 Incentive Stock Option Plan (1980 Plan) which has expired. Under these plans, incentive and nonqualified stock options may be granted to key employees and officers of the Company and nonqualified stock options may be granted to directors of the Company. Under the 1980 Plan, some options were granted with stock appreciation rights (SARs); however, none of the options outstanding at December 31, 1995 have SARs.
         Options granted under the 1980, 1994, and 1995 Plans may be exercised at any time after twelve months and prior to ten years following the grant, subject to special rules that apply in the event of death, retirement and/or termination of an optionee. The exercise price of all options granted under the Plans were at fair market value of the Company's stock on the date of grant. Of the 479,550 options that were granted under the Plans, 278,100 options have been exercised, forfeited or have expired. At December 31, 1995, options totaling_201,450 remain outstanding.
         The Company also awarded three different grants of nonqualified stock options to individual directors: two in 1992, one for 20,000 options and one for 10,000 options, and one in 1994 for 20,000 options. These options may be exercised any time after twelve months and prior to four years following the grant. At December 31, 1995, the 50,000 options from the individual grants remain outstanding.
         The following table summarizes information with respect to the common stock options awarded under the Plans and grants described above:

                                            1995                             1994                             1993
                                --------------------------       --------------------------       --------------------------
                                 Options     EXercise Price       Options     Exercise Price      Options      Exercise Price
- -----------------------------------------------------------------------------------------------------------------------------
Beginning of year                 93,350     $31.25 - 57.00        84,050     $37.25 - 57.00       97,100      $35.50 - 57.00
Granted                          196,500     $32.25 - 32.88        20,000     $31.25 - 31.25            -                   -
Forfeited/Expired                (38,400)    $32.25 - 57.00       (10,700)    $42.75 - 57.00      (13,050)     $35.50 - 57.00
Exercised                              -                  -             -                 -             -                   -
- -----------------------------------------------------------------------------------------------------------------------------
End of year                      251,450     $31.25 - 57.00        93,350     $31.25 - 57.00       84,050      $37.25 - 57.00

         The following table sets forth, as of December 31, 1995, the number of shares of common stock subject to all stock options then outstanding under grants made by the Company, the average exercise price per option, and the years in which such options expire:

Year of Expiration                         1996        1997       1998         1999         2002       2004       2005
- ----------------------------------------------------------------------------------------------------------------------------
Number of shares                           30,000       4,000      4,250        5,200       16,000     65,000     127,000
Average exercise price per option          $39.08      $57.00     $46.66       $48.00       $42.75     $32.38      $32.25

         During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation which is effective for fiscal years beginning after December 15, 1995. Penn Virginia intends to continue to use the intrinsic value-based method of accounting for stock options and plans to present the required footnote disclosures of SFAS 123 in 1996.

1985 EMPLOYEE STOCK OWNERSHIP PLAN
         Effective June 1, 1985, the Company adopted a noncontributory Employee Stock Ownership Plan (ESOP) and Trust for the benefit of all nonunion employees. The Trust borrowed $6.0 million from a bank and $4.0 million of the proceeds of the loan were used to purchase treasury stock (81,633 shares at $49.00 per share). The remainder was used to purchase Penn Virginia shares on the open market. A total of 122,583 shares were purchased at an average cost of $48.95 (which includes the 81,633 shares). Under the loan agreement, the Company guaranteed the loan and was obligated to make annual contributions sufficient to enable the Trust to repay the loan, including interest.
Principal was due in forty quarterly installments of $150,000 which began September 1985. The outstanding obligations of the Trust guaranteed by the Company were recorded in long-term debt and a like amount was recorded as a separate deduction from shareholders' equity in the consolidated balance sheet. Both the obligation and the deduction from shareholders' equity are reduced by the amount of any payment by the Trust of the loan and by the amount of any current accrual of contributions by the Company. The amount of interest incurred on the ESOP debt was $6,000, $25,000 and $39,000 in 1995, 1994 and 1993, respectively. Dividends on ESOP shares used for debt service amounted to $4,000, $27,000 and $70,000 in 1995, 1994 and 1993, respectively. At December
31,1995, the loan is retired and all 122,583 shares have been allocated to eligible employees.
         In February 1996, the Board approved a second stage to this ESOP. The ESOP will borrow $2 million from the Company bearing interest at the prevailing market rate and use the entire proceeds of the loan to purchase treasury stock. Under the terms of the ESOP, the Company will make annual contributions sufficient to enable the ESOP to repay the loan including interest over a 10-year period.

12.  SEGMENT INFORMATION

     Penn Virginia's operations are classified into three business segments:
Coal and Land - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber. Oil and Gas - crude oil and natural gas exploration, development and production. Investments - management of various public and private energy-related investments.

                                 Coal and Land     Oil and Gas     Investments      Corporate and Other      Consolidated
- -------------------------------------------------------------------------------------------------------------------------
                                                                   (in thousands)
December 31, 1995
Revenues                         $    9,760        $     25,965    $    2,803       $        -               $    38,528
Operating income (loss)               7,578                (345)        2,788           (2,676)                    7,345
Identifiable assets                  19,604              87,837        96,649            1,911                   206,001
Depreciation, depletion
    and amortization                    136               7,550             -               37                     7,723
Capital expenditures                  3,466              22,597             -               39                    26,102

December 31, 1994
Revenues                         $   15,465        $     15,428    $    2,709       $      109               $    33,711
Operating income (loss)              13,374              (1,257)        2,641           (4,046)                   10,712
Identifiable assets                  24,344              85,041        86,379            3,495                   199,259
Depreciation, depletion
    and amortization                    174               6,071             -               41                     6,286
Capital expenditures                    239              20,683             -                8                    20,930

December 31, 1993
Revenues                         $   14,831        $     14,578    $    2,380       $       21               $    31,810
Operating income (loss)              12,842               2,333        (6,392)          (3,350)                    5,433
Identifiable assets                  26,023              69,043       112,607            6,586                   214,259
Depreciation, depletion
    and amortization                    185               4,914             -               60                     5,159
Capital expenditures                    463              15,169             -               12                    15,644


         Activities in coal and land operations mainly involve the leasing of mineral rights and the collection of royalties. The oil and gas operations include exploration for the production of oil and gas. The operations of investments involve the management of investments.
         Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of assets, unallocated general corporate expenses, interest expense and income taxes.
         Identifiable assets are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.

13.      COMMITMENTS AND CONTINGENCIES

         Under the terms of a sale/leaseback transaction completed in 1984, the Company guaranteed minimum rental payments of $499,000 per year through 1999 on noncancellable operating leases.
         The Company leases office space in three locations under noncancellable operating leases with rental payments of approximately $559,500 per year expiring in 1999 and 2000. In connection with the sale of the lime and limestone division, the Company guaranteed $240,000 in rental payments per year under an equipment operating lease. The lease and guarantee expire in July 1996.
         The Company is involved in various lawsuits arising in the ordinary course of business. Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.
         The Company has entered into several contracts for the delivery and sale of natural gas in 1996 and 1997 at various prices. Penn Virginia is obligated to deliver 2,697,500 MMBtus in 1996 and 585,000 MMBtus in 1997. The natural gas will be supplied from expected production from the Company's proved developed reserves.

14.      CONCENTRATION OF CREDIT RISK

         At December 31, 1995 the Company had notes receivable with face values of $38.3 million and unamortized discount of $29.4 million for a net carrying value of $8.9 million due from four purchasers of coal reserves and natural gas leases who are believed to be highly leveraged. The notes are secured by the assets purchased and are being repaid from the cash flow from the sale of coal or natural gas production.

15. SUBSEQUENT EVENTS

    The Company signed a series of leases with a coal operator for a portion of the Company's West Virginia reserves in January, 1996. The lease term is 15 years plus one five-year option subject to mutual agreement between Penn Virginia and the coal operator. The Company expects the operator to begin operations in late 1996 or early 1997 subject to receiving the necessary permits and completing certain other requirements. Penn Virginia expects up to
2.0 to 2.5 million tons of coal to be produced annually from the leases within the next two to three years.

16. SUPPLEMENTARY INFORMATION ON OIL AND
    GAS PRODUCING ACTIVITIES (UNAUDITED)

    The following supplementary information regarding the oil and gas producing activities of Penn Virginia is presented in accordance with the requirements of the Securities and Exchange Commission (SEC) and the Statement of Financial Accounting Standards No. 69. The amounts shown include Penn Virginia's net working and royalty interests in all of its oil and gas operations.

CAPITAL COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

Year Ended December 31,                                                     1995          1994             1993
                                                                           ----------------------------------------
                                                                                       (in thousands)
Proved properties                                                          $   45,934    $  28,913        $  24,475
Unproved properties                                                             1,256        2,362            3,395
Wells, equipment and facilities                                                78,439       76,403           62,783
Support equipment and facilities                                                2,209        2,601            1,026
                                                                           ----------------------------------------
                                                                           $  127,836      110,279           91,679
Accumulated depreciation, depletion and amortization                           44,573       29,491           22,636
                                                                           ----------------------------------------
Net capitalized costs                                                      $   83,263    $  80,788        $  69,043

COSTS INCURRED IN CERTAIN OIL AND GAS ACTIVITIES

Year Ended December 31,                                                     1995          1994            1993
                                                                           ----------------------------------------
                                                                                       (in thousands)
Property acquisition costs - Proved                                        $   17,021    $   8,170        $      -
Property acquisition costs - Unproved                                             151        1,544              445
Exploration costs                                                                 376        1,419              930
Development costs                                                               5,426       10,969           14,724

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
         The following schedule includes results solely from the production and sale of oil and gas and includes revenues from a natural gas contract settlement and charges for property impairments. It excludes general and administrative expenses and gains or losses on property dispositions. The income tax expense is calculated by applying the statutory tax rates to the revenues after deducting costs, which include depletion allowances and giving effect to permanent differences and tax credits.

Year Ended December 31,                                                     1995          1994           1993
                                                                           ----------------------------------------
                                                                                         (in thousands)
Revenues                                                                   $   14,159    $  15,428      $    14,578
Natural gas contract settlements                                               11,406            -                -
Production cost                                                                 4,366       4,452             3,730
Exploration costs                                                                 376       1,419               930
Depreciation, depletion and amortization                                        7,550       6,071             4,914
Impairment of properties                                                       10,927        1,763                -
                                                                           ----------------------------------------
                                                                                2,346       1,723             5,080
Income tax expense                                                                821          603            1,670
                                                                           ----------------------------------------
Results of operations                                                      $    1,525    $   1,120      $     3,410

OIL AND GAS RESERVES (UNAUDITED)
         The following schedule presents the estimated oil and gas reserves owned by Penn Virginia. This information includes Penn Virginia's royalty and working interest share of the reserves in western Virginia, southern West Virginia and eastern Kentucky. These reserves were estimated by Williamson Petroleum Consultants, Inc. of Houston, Texas. The Company considers the estimates to be reasonable, however, by their nature they are subject to upward and downward revisions as additional information regarding fields and technology becomes available. All reserves are located in the United States.

                                                                                Oil and       Natural
                                                                                Condensate    Gas
Proved Developed and Undeveloped Reserves:                                      (MBbls)       (MMcf)
                                                                                ---------------------
December 31,1992                                                                  636         111,369
Revisions of previous estimates                                                   (79)         (3,933)
Extensions, discoveries and other additions                                        31          15,034
Production                                                                        (83)         (5,327)
                                                                                ---------------------
December 31, 1993                                                                 505         117,143
Revisions of previous estimates                                                    32         (16,650)
Extensions, discoveries and other additions                                         3          12,980
Production                                                                        (73)         (6,295)
Purchase of reserves                                                                -          20,754
                                                                                ---------------------
December 31,1994                                                                  467         127,932
Revisions of previous estimates                                                    22             888
Extensions, discoveries and other additions                                         -           3,511
Production                                                                        (58)         (7,161)
Purchase of reserves                                                                -          46,556
Sale of reserves in place                                                           -          (1,465)
                                                                                ---------------------
December 31, 1995                                                                 431         170,261

Proved Developed Reserves:
    December 31, 1993                                                             394          70,263
    December 31, 1994                                                             371          78,125
    December 31, 1995                                                             348          86,566

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS(UNAUDITED)
         The following schedule shows the estimates of future net cash flows from proved reserves prepared by independent consultants. These estimates are prepared based on the prices of oil and gas in effect at year end, with only price escalations guaranteed by existing contractual agreements over the life of the producing properties used. The average prices used by the Company for proved reserves at December 31, 1995, 1994 and 1993 were ($/Bbl) $16.02, $15.00 and $12.25 respectively for oil and condensate and ($/Mcf) $2.67, $2.09 and $2.65 respectively for natural gas. These estimated future cash flows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions. Cash flows are further reduced by estimated future income tax expense calculated by applying the current statutory income tax rate to the total pretax future cash flows, less the tax basis of the properties involved and the tax effects of any permanent differences and credits. Most of the Company's natural gas reserves are at spot prices and a change in gas prices will have an effect on the future net cash flows calculations. A sustained decline in prices may result in some impairment.
         The monetary amounts presented in the following information are computed using the Financial Accounting Standards Board's standardized assumptions and should not be construed as being management's estimate of the fair market value, replacement cost or any financial measure of the value of the reserves owned by the Company. These assumptions reflect stable conditions over a period of up to twenty years and therefore ignore possible changes in tax laws. Because of volatility of prices, reserve volumes and future net cash flows could change significantly.

December 31,                                                                1995          1994           1993
                                                                           ----------------------------------------
                                                                                         (in thousands)
Future cash inflows                                                        $  461,899    $  274,323     $   316,804
Future production costs                                                       125,561        87,729          84,104
Future development costs                                                       43,850        33,957          31,611
                                                                           ----------------------------------------
                                                                              292,488       152,637         201,089
Future income tax expense                                                      84,321        36,923          53,442
                                                                           ----------------------------------------
Future net cash flows                                                         208,167       115,714         147,647
10% annual discount for estimated timing of cash flows                        119,933        59,634          83,580
                                                                           ----------------------------------------
Standardized measure of discounted future net cash flows                   $   88,234    $   56,080     $    64,067

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

Year Ended December 31,                                                     1995          1994           1993
                                                                           ---------------------------------------
                                                                                         (in thousands)
Sales of oil and gas, net of production costs                              $   (9,793)   $  (10,976)    $  (10,540)
Net changes in prices and production costs                                     29,695       (26,667)       (11,860)
Extension, discoveries and additions, net of costs                               (234)        3,930          9,088
Development costs incurred during the period                                    5,426        14,701         14,724
Revisions of previous quantity estimates                                          857       (10,074)        (5,235)
Purchase of minerals-in-place                                                  24,590         8,285              -
Sale of minerals-in-place                                                      (1,525)            -              -
Accretion of discount                                                           6,686         8,726          8,440
Net change in income taxes                                                    (19,152)       (4,466)         4,013
Other changes                                                                  (4,396)        8,554         (2,480)
                                                                           ---------------------------------------
Net  increase (decrease)                                                       32,154        (7,987)         6,150
Beginning of year                                                              56,080        64,067         57,917
                                                                           ---------------------------------------
End of year                                                                $   88,234    $   56,080     $    64,06

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



Lennox K. Black                                                            Steven W. Tholen
Chairman and                                                               Vice President and
Chief Executive Officer                                                    Chief Financial Officer



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders                                    1600 Market Street
Penn Virginia Corporation                                                  Philadelphia, Pennsylvania  19103
                                                                           February 21 , 1996

         We have audited the accompanying consolidated balance sheets of Penn Virginia Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income shareholders' equity and cash flows
for each of the years in the three-year period ended December 31, 1995.   These
consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operation and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in the Summary of Significant Accounting Policies, in December 1995 the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".



                                                           KPMG PEAT MARWICK LLP
                                                           KPMG PEAT MARWICK LLP

FIVE YEAR SELECTED FINANCIAL DATA

Year Ended December 31,                           1995             1994             1993           1992             1991
                                                 ----------------------------------------------------------------------------

Revenues                                         $   38,528       $   33,711       $  31,810      $   18,601       $   20,062
Operating income (loss)                               7,345           10,712           5,433         (12,629)           1,599
Net income (loss)                                $   10,084       $   13,501       $  10,252      $  (17,088)      $    1,245

Per common share
Net income (loss)                                $     2.36       $     3.15       $    2.40      $    (2.42)      $      .18
Dividends paid                                   $     1.80       $     2.00       $    2.90      $     1.90       $     1.90
Weighted average shares outstanding                   4,269            4,280           4,280           4,278            4,289

Assets
    Continuing operations                        $  206,001       $  199,259       $ 214,259      $  113,208       $  138,983
    Discontinued operations, net                          -                -               -          19,431           31,172
                                                 ----------------------------------------------------------------------------
         Total                                   $  206,001       $  199,259       $ 214,259      $  132,639       $  170,155

Long -term debt                                  $   12,700       $    9,250       $  16,575      $   22,700       $   19,892

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 6, 1996


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

         (b) Election of Directors. At each annual meeting the shareholders shall elect eight directors who shall constitute the entire Board.

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

                                     BYLAWS
                           PENN VIRGINIA CORPORTAION
                          AS AMENDED FEBRUARY 6, 1996

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

                                     BYLAWS
                            PENN VIRGINIA CORPORTION
                          AS AMENDED FEBRUARY 6, 1996

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

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 6, 1996

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

                                   ARTICLE VI

                             CERTIFICATES OF STOCK

SECTION 1.        SHARE CERTIFICATES.

                 Every shareholder of record shall be entitled to a share certificate representing the shares held by him. Every share

                                     BYLAWS
                           PENN VIRGINIA CORPORATION
                          AS AMENDED FEBRUARY 6, 1996

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