Form 10-Q
period 1996-03-31
PENN VIRGINIA CORP
filed 1996-05-15
CIK 77159

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from _____________________ to _______________________

Commission File Number 0-753

                          PENN VIRGINIA CORPORATION
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Virginia                                 23-1184320
- -------------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)


      100 MATSONFORD ROAD SUITE 200
      RADNOR, PA                                          19807
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (610) 687-8900
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


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


Number of shares of common stock of registrant
 outstanding at May 9, 1996:  4,334,264

                           PENN VIRGINIA CORPORATION

                                     INDEX
________________________________________________________________________________

                                                                           PAGE
                                                                           ----
PART I    FINANCIAL INFORMATION:

          Item 1.  Financial Statements

                   Condensed Consolidated Statements of Income for           1
                   the three months ended March 31, 1996 and 1995

                   Condensed Consolidated Statements of Cash Flows for       2
                   the three months ended March 31, 1996 and 1995

                   Condensed Consolidated Balance Sheets as of               3
                   March 31, 1996 and December 31, 1996

                   Notes to Condensed Consolidated Financial Statements      5

          Item 2.  Management's Discussion and Analysis of Financial         6
                   and Results of Operations

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                         13

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                                              Three Months
                                                                              Ended March 31,
                                                                           ---------------------
                                                                           1996             1995
                                                                           ----             ----
REVENUES:
    Timber & land sales                                                  $   74           $  220
    Oil sales                                                               167              231
    Natural gas sales                                                     5,362            3,109
    Royalties-coal                                                        1,719            3,168
    Royalties-oil & gas                                                     546              348
    Dividends                                                               617              625
    Other income                                                            385              146
                                                                          -----            -----
      TOTAL REVENUES                                                     $8,870           $7,847

EXPENSES:
    Operating expenses                                                   $  726           $  724
    Exploration and development                                              81              118
    Taxes other than income                                                 647              441
    General and administrative                                            1,695            1,843
    Depreciation, depletion, amortization                                 1,626            1,886
                                                                          -----            -----
      TOTAL EXPENSES                                                     $4,775           $5,012

OPERATING INCOME                                                         $4,095           $2,835

OTHER (INCOME) EXPENSE:
    Interest expense                                                     $  274           $  386
    Gain on sale of property                                                (17)             (51)
    Other income                                                           (809)            (445)
                                                                         ------           ------
    Income before income tax                                             $4,647           $2,945

    Income tax expense                                                      390              303
                                                                          -----            -----
NET INCOME                                                               $4,257           $2,642
                                                                         ======           ======

NET INCOME PER SHARE                                                       1.00             0.62
                                                                          =====            =====

WEIGHTED AVERAGE SHARES OUTSTANDING (IN THOUSANDS)                        4,265            4,276





    See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                                                                Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                           1996              1995
                                                                           ----              ----
                                                                                (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                               $4,257            $2,642
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation, depletion, and amortization                             1,626             1,886
    Gain on sale of property, plant and equipment                          (17)              (50)
    Deferred income taxes                                                 (709)             (286)
    Other                                                                 (517)             (221)
    Decrease in current assets                                              510               315
    Increase (Decrease) in current liabilities                               19           (1,869)
    (Increase) Decrease in other assets                                       1              (61)
    Increase (Decrease) in other liabilities                                358             (145)
    Decrease in minority interest                                           (4)               (2)
                                                                         ------          --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                        $5,524            $2,209

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes                                                  $1,348           $   952
    Proceeds from sale of fixed assets                                       20                 0
    Capital expenditures                                                   (73)          (20,195)
                                                                         ------          --------
        NET CASH PROVIDED, (USED) BY INVESTING ACTIVITIES                $1,295         $(19,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                     $(1,918)          $(1,920)
    Proceeds from debt borrowings                                             0            16,500
    Repayment of long-term debt                                         (3,950)           (1,050)
    Purchase of treasury stock                                                0             (230)
    Proceeds from exercise of stock options                                 323                 0
    Reduction in guaranteed debt to ESOP                                      0               150
                                                                         ------           -------
        NET CASH PROVIDED, (USED) BY FINANCING ACTIVITIES              $(5,545)           $13,450
                                                                       --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,274           (3,584)
CASH AND CASH EQUIVALENTS-BEGINNING BALANCE                               2,993             7,039
                                                                          -----            ------
CASH AND CASH EQUIVALENTS-ENDING BALANCE                                 $4,267            $3,455
                                                                         ======            ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid to date for:
        Interest                                                           $123               $80
        Income taxes                                                        833               200


    See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)





                                                                       MARCH 31,       DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
                                                                      (UNAUDITED)


                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                            $4,267           $2,993
    Receivables                                                           3,844            3,924
    Current portion of long-term notes receivable                         4,321            4,321
    Current deferred tax benefit                                            865              865
    Recoverable income taxes                                                  0              375
    Inventory                                                               187              187
    Prepaid expenses                                                        174              229
                TOTAL CURRENT ASSETS                                     13,658           12,894

Investments                                                             103,203           96,645
Long-term notes receivable-net of current portion                         3,745            4,582
Property, plant and equipment (net)                                      89,455           91,016
Intangible assets, net of amortization                                      738              740
Other assets                                                                123              124

TOTAL ASSETS                                                           $210,922         $206,001
                                                                       ========         ========


    See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                       MARCH 31,     DECEMBER 31,
                                                                         1996            1995
                                                                         ----            ----
                                                                      (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current installments on long-term debt                                  $2,000           $2,000
Accounts payable                                                         1,010            2,094
Accrued expenses                                                         5,920            4,670
Deferred liabilities                                                       164              188
Taxes on income                                                            622              358
                                                                        ------           ------
            TOTAL CURRENT LIABILITIES                                    9,716            9,310
                                                                        ------           ------


Other liabilities                                                        6,883            7,402
Deferred taxes                                                          30,626           29,040
Long-term debt, net of current installments                              9,199           12,700
Minority interest                                                          188              192





SHAREHOLDERS' EQUITY
Preferred stock of $100 par value-
  authorized 100,000 shares; none issued
Common stock of $6.25 par value-
  authorized 8,000,000 shares, issued 4,447,517
  shares and 4,437,517 shares, respectively                             27,797           27,735
Other paid in capital                                                   36,144           35,856
Retained earnings                                                       40,319           37,979
                                                                       -------          -------
                                                                       104,260          101,570
Less: 175,277 shares of common stock
   held in treasury                                                      7,928            7,928
Pensions-additional liability                                              899              899

Add:  unrealized investment holding gain, net of tax                    58,877           54,614
                                                                        ------           ------

       TOTAL SHAREHOLDERS' EQUITY                                      154,310          147,357
                                                                       -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $210,922         $206,001
                                                                      ========         ========

    See accompanying notes to condensed consolidated financial statements.

                           PENN VIRGINIA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


MARCH 31, 1996
- --------------------------------------------------------------------------------

(1)    ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1995 annual report on Form 10-K. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


(2)    SECURITIES

       The amortized cost, gross unrealized holding gains or losses and market value for available-for-sale securities at March 31, 1996 were as follows:


                                                                        Gross
                                                                      Unrealized
                                                      Amortized      Holding Gain        Market
                                                        Cost            (Loss)            Value
                                                        ----            -----             -----
Availlable-for-sale:
Westmoreland Coal Company                               $5,263           $(438)           $4,825
Westmoreland Resources, Inc.                             4,530                0            4,530
Norfolk Southern Corporation                             2,839           91,003           93,842
Blue Diamond Coal Company                                    3                4                7
                                                    ----------       ----------      -----------
                                                       $12,635          $90,569         $103,204

        The amortized cost and fair value of notes receivable which are classified as held-to maturity securities were $8,066,000 at March 31, 1996.


(3)     OTHER TRANSACTIONS

        In January 1996, the Company entered into three lease agreements with an operator covering approximately eighty percent of its coal reserves in West Virginia. The leases have a fifteen-year initial term with the option to renew for an additional five-year term. The operator is in the permitting phase and should begin operations in late 1996 or early 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTERS 1996 AND 1995 COMPARED

        Consolidated net income for the first quarter of 1996 is $4.3 million compared with $2.6 million for the first quarter of 1995. The discussion of the segmented financial information included in this report will detail the specifics of this increase.

        Corporate and other non-operating income or expenses consist primarily of general and administrative expense, other non-operating income, interest expense and income taxes. Corporate general and administrative expenses were $0.8 million, which is unchanged for the same period of 1995. Interest expense was down $0.1 million due to the repayment of long-term debt. Other non-operating income increased from $0.4 million in the first quarter of 1995 to $0.8 million in the first quarter of 1996. This increase was a result of damages received on coal reserves in Virginia and an increase of interest income on various long-term notes receivable. Income taxes increased $0.1 million due to the increase in consolidated revenues.

        The table below will be used to discuss the variances related to operating activities within the Company for comparison of the first quarters of 1996 and 1995, respectively.


                               OPERATIONS SUMMARY

                                                                                 Three Months
                                                                                Ended March 31
                                                                             --------------------
PRODUCTION
                                                                           1996            1995
                                                                           ----            ----
Natural gas (Mmcf)-WI                                                     1,697            1,644
Natural gas (MMcf)-RI                                                       166              155
Oil and condensate (MBbls)                                                   10               15
Timber (Mbf)                                                                465            1,072
Coal tons (000)                                                             790            1,347

PRICES
Natural gas ($/Mcf)-WI                                                   $ 3.16           $ 1.89
Natural gas ($/Mcf)-RI                                                     3.29             2.25
Oil and condensate ($/Bbl)                                                16.70            15.40
Timber ($/Mbf)                                                           142.00           187.00
Coal royalties ($/ton)                                                     2.18             2.35


        The Company operates three business segments, oil and gas, coal and land and investments. The segmented financial information on operating income with explanations regarding variances in each segment is presented below.

OIL AND GAS


Operating income for the oil and gas segment was $3.0 million for the first quarter of 1996 compared with $.1 million in the first quarter of 1995.



                                 OIL AND GAS

                                                                  Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                             1996               1995
                                                             -----              -----
                                                              (Dollars in thousands)
REVENUES:
    Natural gas sales                                       $5,362             $3,109
    Oil and gas royalties                                      546                348
    Oil and condensate                                         167                231
    Other income                                               350                110
                                                             -----                ---
      TOTAL REVENUES                                         6,425              3,798
                                                             -----              -----

EXPENSES:
    Operating expenses                                         700                705
    Exploration and development                                 61                 64
    Taxes other than income                                    542                312
    General and administrative                                 581                734
    Depreciation and depletion                               1,587              1,855
                                                             -----              -----
      TOTAL EXPENSES                                         3,471              3,670
                                                             -----              -----

OPERATING INCOME                                            $2,954             $  128
                                                            ======             ======



    NATURAL GAS SALES. Natural gas sales increased $2.3 million (72 PERCENT) in the first quarter of 1996 compared with the same period of 1995. This was accomplished primarily on the strength of pricing, with volume remaining virtually unchanged between the two comparison periods. The average price received by the Company for its working interest gas was $3.16 per thousand cubic feet (Mcf) compared with $1.89 per Mcf for the same period of 1995. Penn Virginia has entered into several short-term contracts with prices ranging from $2.46 per Mcf to $2.65 per Mcf from April, 1996 thru March, 1997. These contracts cover approximately 25 percent of the Company's estimated production during this period.

    The company also entered into two short-term contracts for the period May, 1996 thru November, 1996, with prices ranging from $2.65 per Mcf to $2.78 per Mcf. These contracts cover approximately 25 percent of the Company's estimated production during this period.

    OIL AND CONDENSATE SALES. Oil sales decreased $64,000 (28 PERCENT) in the first quarter of 1996 compared with the same period of 1995. Prices per barrel were higher, averaging $16.70 per barrel (Bbl) for 1996 compared with $15.40 per Bbl for 1995. Production was lower for 1996 by approximately 5,000 Bbls. The primary field affected by this decrease was Cutshin.

    OIL AND GAS ROYALTIES. Oil and gas royalties increased $198,000 (57 PERCENT) in the first quarter of 1996 compared with the same period of 1995. This variance resulted from an increase in volume of 11 million cubic feet
(MMcf) and an upturn in average prices from $2.25 per Mcf in the first quarter 1995 to $3.29 per Mcf in the first quarter 1996.

    OTHER INCOME. Other income increased $240,000 (218 PERCENT) in the first quarter of 1996 compared with the same period of 1995. This increase was primarily a result of additional funds received from the Company's natural gas contract claim settlement against Columbia, which was reported in 1995.

    OPERATING EXPENSES. Operating expenses for the first quarter of 1996 were $700,000, which is consistent with the $705,000 reported in the first quarter of 1995.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses for the first quarter of 1996 were $61,000, which is consistent with the $64,000 reported in the first quarter of 1995.

    TAXES OTHER THAN ON INCOME. Taxes other than on income increased $230,000 (74 PERCENT) in the first quarter of 1996 compared to the same period in 1995. Severance and ad valorem taxes represented the majority of the increase, which is a function of the increase in the sales price received for the Company's natural gas.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $153,000 (21 PERCENT) in the first quarter of 1996 compared with the same period in 1995. The primary factor effecting the decrease was a reduction in personnel and their related benefit costs.

    DEPRECIATION AND DEPLETION. Depreciation and depletion expense decreased $268,000 (14 PERCENT) from $1,855,000 in the first quarter of 1995 to $1,587,000 in the first quarter 1996. This decrease was a result of lower depletion rates related to the implementation of the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The implementation resulted in an impairment being recorded in the fourth quarter of 1995 on the Company's Pikeville field.

COAL AND LAND

    Operating income for the coal and land segment was $1.4 million for the first quarter of 1996 compared with $2.9 million for the first quarter of 1995. The segmented financial information and explanations for this decrease are presented below.



                                 COAL AND LAND

                                                                  Three Months
                                                                 Ended March 31,
                                                                 ---------------
                                                             1996               1995
                                                             -----              -----
                                                              (Dollars in thousands)
REVENUES:
    Coal royalties                                          $1,719             $3,168
    Timber and land sales                                       74                220
    Other income                                                35                 36
                                                            ------             ------
      TOTAL REVENUES                                         1,828              3,424
                                                            ------             ------

EXPENSES:
    Operating expenses                                          26                 19
    Exploration and development                                 20                 53
    Taxes other than income                                     71                 75
    General and administrative                                 315                319
    Depreciation and depletion                                  31                 22
                                                            ------             ------
      TOTAL EXPENSES                                           463                488
                                                            ------             ------

OPERATING INCOME                                            $1,365             $2,936
                                                            ======             ======



    COAL ROYALTIES. Coal royalties decreased $1.4 million (46 PERCENT) in the first quarter of 1996 compared with the same period in 1995. The largest single factor affecting this decrease was the idling of Westmoreland Coal Company operations on the Company's property located in Virginia. As earlier reported, this idling began in July, 1995. Presently, the two companies are negotiating to restructure the lease.
    Royalties from other lessees in the first quarter of 1996 were consistent with royalties from the first quarter of 1995. The Company also began to receive minimum royalty payments on the new leases in West Virginia signed in January, 1996

    TIMBER AND LAND SALES. Timber and land sales decreased $146,000 (66 PERCENT) in the first quarter of 1996 compared with the same period of 1995. The primary reason for this decline is the timing of the sale of parcel tracts, the bulk of which are not scheduled until the second and third quarters of 1996. In the first quarter of 1996, the Company sold 465 thousand board feet
(Mbf) of timber compared with 1,072 Mbf for the same period in 1995.

    OTHER INCOME. Other income was virtually unchanged for the first quarter of 1996 compared with the first quarter of 1995.

    OPERATING EXPENSES. Operating expenses increased $7,800 (37 PERCENT) from $19,000 in the first quarter of 1995 to $26,000 in the first quarter of 1996 due to an increase in land rentals.


    EXPLORATION AND DEVELOPMENT. Exploration and development expenses decreased $33,000 (62 PERCENT) from $53,000 in the first quarter of 1995 to $20,000 in the first quarter of 1996. This decrease resulted from the timing of the Company's coal core drilling program.

    TAXES OTHER THAN INCOME. Taxes other than on income for the first quarter 1996 were consistent with the first quarter 1995.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter 1996 were consistent with the first quarter 1995.

    DEPRECIATION AND DEPLETION. Depreciation and depletion increased $9,000 (41 PERCENT) from $22,000 in the first quarter of 1995 to $31,000 in the first quarter of 1996 due to an increase in depreciation on the rail asset.

INVESTMENTS

    Operating income for the investment segment was $0.6 million for the first quarter of 1996, which is unchanged when compared with the first quarter of 1995. The segmented financial information and a table detailing the Company's investments are presented below.


                                                    March 31, 1996
                                                    --------------
COMMON SHARES OWNED:
    Norfolk Southern Corporation                         1,102,400
    Westmoreland Coal Company                            1,154,411
    Westmoreland Resources, Inc                              1,600
    Blue Diamond Coal Company                                  287



                                  INVESTMENTS


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                  ---------------
                                                                                1996            1995
                                                                                ----            ----
                                                                              (Dollars in thousands)
REVENUES:
    Dividends                                                                 $  617           $ 625
                                                                                 ---             ---
      TOTAL REVENUES                                                             617             625
                                                                                 ---             ---

EXPENSES:
    General and administrative                                                     5               6
                                                                                 ---             ---
      TOTAL EXPENSES                                                               5               6
                                                                                 ---             ---

OPERATING INCOME                                                              $  612          $  619
                                                                                 ===             ===




    DIVIDENDS. Dividend income from the Company's various investments in energy related companies is $617,000 for the first quarter 1996 which is consistent with first quarter of 1995.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses remained virtually unchanged from the first quarter 1995 to the first quarter 1996.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY.

    CAPITAL EXPENDITURES.

    In the first quarter 1996, capital expenditures totaled $73,000, compared with $20,195,000 in the first quarter of 1995.

    In the first quarter of 1995, the Company acquired certain oil and gas properties in southern West Virginia for approximately $17.0 million in cash. This transaction included 58 wells and approximately 47 billion cubic (Bcf) of natural gas reserve.

    Also, in the first quarter of 1995, the Company regained control of its West Virginia coal reserves when Westmoreland Coal Company relinquished its lease in return for $3.0 million and other consideration. The majority of expenditures to date have been in the oil and gas segment. Drilling of the budgeted 30 to 40 development wells for 1996 began in the first quarter.

    The coal and land segment is in the process of reviewing several coal reserve acquisition opportunities within the industry.

   Property and leasehold acquisitions will be reviewed as opportunities arise to determine the strategic fit within the corporate structure, planning and business climate. As a result capital expenditures may increase or decrease as the operating environment changes. The capital expenditure program and proved property acquisitions will be funded by internally generated cash flow and additional debt.

CAPITAL RESOURCES AND LIQUIDITY.

   Net cash provided by operating activities was the primary source of capital and liquidity in the first quarter of 1996. Net cash provided by operating activities increased from $2.2 million in the first quarter of 1995 to $5.5 million in the first quarter of 1996. The primary reason for this increase was the price the Company received for its oil and natural gas. As disclosed earlier, the Company has entered into short-term contracts for its natural gas to partially reduce volatility. In the coal segment the Company is negotiating to restructure the lease on its Virginia properties. If successful, the Company's operating income from this segment should gradually increase over the next one to three years.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PENN VIRGINIA CORPORATION



Date:    May 14, 1996                   By: /s/ Steven Tholen
     ---------------------------           ------------------------------------
                                           Steven Tholen, Vice President, CFO
                                           Principal Financial Officer



Date:     May 14, 1996                  By: /s/ Ann Horton
     ---------------------------           ------------------------------------
                                           Ann Horton, Controller

PART II     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits

                (15)   Letter Re: Unaudited interim financial information

                (27)   Financial Data Schedule

            (b) Reports on Form 8-K

                No reports on Form 8-K were filed for the quarter ended March 31, 1996