Form 10-Q
period 1996-06-30
PENN VIRGINIA CORP
filed 1996-08-14
CIK 77159

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                            or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission File Number 0-753

                          PENN VIRGINIA CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Virginia                              23-1184320
- --------------------------------------------------------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

         100 MATSONFORD ROAD SUITE 200
         RADNOR, PA                                19087
- --------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                               (610) 687-8900
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

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

Number of shares of common stock of registrant
 outstanding at May 9, 1996:  4,341,064

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                            Three Months                     Six Months
                                                          Ended June 30,                   Ended June 30,
                                                         ----------------                  --------------
                                                       1996             1995             1996           1995
                                                       ----             ----             ----           ----
REVENUES:
    Timber & land sales                                $196            $152              $270           $372
    Oil and condensate sales                            238             231               405            462
    Natural gas sales                                  4341           2,878             9,703          5,987
    Royalties-coal                                    1,666           2,961             3,385          6,129
    Royalties-oil & gas                                 422             341               968            689
    Dividends                                           794             592             1,411          1,217
    Other income                                        152             144               537            290
                                                      -----           -----            ------        -------
      Total revenues                                 $7,809          $7,299           $16,679        $15,146

EXPENSES:
    Operating expenses                                 $784            $728            $1,510         $1,452
    Exploration and development                         166             124               247            242
    Taxes other than income                             666             458             1,313            899
    General and administrative                        1,688           1,608             3,383          3,451
    Depreciation, depletion, amortization             1,617           1,832             3,243          3,718
                                                      -----           -----             -----          -----
      TOTAL EXPENSES                                 $4,921          $4,750            $9,696         $9,762

OPERATING INCOME                                     $2,888          $2.549            $6,983         $5,384

OTHER (INCOME) EXPENSE:
    Interest expense                                  $ 329            $624              $603         $1,010
    Gain on sale of securities                            0         (4,106)                 0        (4,106)
    Gain on sale of property                            (5)            (62)              (22)          (113)
    Other income                                    (1,102)           (721)           (1,911)        (1,156)
                                                    -------         -------           -------        -------
Income before income tax                             $3,666          $6,814            $8,313         $9,759

    Income tax expense                                1,129           1,465             1,519          1,768
                                                    -------         -------           -------        -------
NET INCOME                                           $2,537          $5,349            $6,794         $7,991
                                                    =======         =======           =======        =======

Net Income per share                                    .58            1.25              1.58           1.87
                                                    =======         =======           =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING (IN THOUSANDS)    4,296           4,269             4,296          4,269





     See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Three Months                       Six Months
                                                                           Ended June 30,                    Ended June 30,
                                                                          ----------------                   --------------
                                                                       1996             1995              1996             1995
                                                                       ----             ----              ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                           $2,537           $5,349            $6,794           $7,991
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation, depletion, and amortization                         1,617            1,832             3,243            3,718
    Gain on sale of property, plant and equipment                       (5)             (63)              (22)            (113)
    Gain on sale of securities                                            0          (4,106)                 0          (4,106)
    Deferred income taxes                                                55            (319)             (654)               33
    Other                                                           (1,094)            (374)           (1,611)            (595)
    Decrease in current assets                                          457            1,178               967            1,493
    Increase (Decrease) in current liabilities                          525            (287)               544          (2,156)
    (Increase) Decrease in other assets                                   2             (16)                 3             (77)
    Increase (Decrease) in other liabilities                        (1,086)              495             (728)            (288)
    Decrease in minority interest                                       (3)              (6)               (7)              (8)
                                                                   --------         --------          --------         --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                    $3,005           $3,683            $8,529           $5,892

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes                                              $1,432           $1,381            $2,780           $2,333
    Proceeds from the sale of securities                                  0            4,278                 0            4,278
    Proceeds from sale of fixed assets                                    5              116                25              116
    Capital expenditures                                           (12,712)          (2,748)          (12,785)         (22,943)
                                                                   --------          -------          --------         --------
        NET CASH PROVIDED, (USED)
           BY INVESTING ACTIVITIES                                $(11,275)         $  3,027          $(9,980)        $(16,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                  (1,950)          (1,921)           (3,868)          (3,841)
    Proceeds from debt borrowings                                    19,125            1,500            19,125           18,000
    Repayment of long-term debt                                     (3,875)          (6,275)           (7,825)          (7,325)
    Purchase of treasury stock                                            0                0                 0            (230)
    Issuance of stock                                                   329                0               652                0
    Reduction in guaranteed debt to ESOP                                  0              150                 0              300
                                                                   --------          -------           -------          -------
        NET CASH PROVIDED,(USED)
           BY FINANCING ACTIVITIES                                  $13,629         $(6,546)            $8,084           $6,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 $5,359             $164            $6,633         $(3,420)
CASH AND CASH EQUIVALENTS-BEGINNING BALANCE                           4,267            3,455             2,993            7,039
                                                                      -----            -----             -----            -----
CASH AND CASH EQUIVALENTS-ENDING BALANCE                             $9,626           $3,619            $9,626           $3,619
                                                                      =====            =====             =====            =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid to date for:
        Interest                                                       $145             $917            $  268             $997
        Income taxes                                                   $848             $173            $1,681             $373


     See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)





                                                                        June 30         December 31,
                                                                         1996              1995
                                                                         ----              ----
                                                                      (Unaudited)
                                                  ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $9,626           $2,993
    Receivables                                                           3,415            3,924
    Current portion of long-term notes receivable                         4,321            4,321
    Current deferred tax benefit                                            865              865
    Recoverable income taxes                                                  0              375
    Inventory                                                               245              187
    Prepaid expenses                                                         88              229
                                                                        -------          -------

                TOTAL CURRENT ASSETS                                     18,560           12,894

Investments                                                             102,575           96,645
Long-term notes receivable-net of current portion                         3,304            4,582
Property, plant and equipment (net)                                     102,092           91,016
Intangible assets, net of amortization                                      737              740
Other assets                                                                122              124
                                                                       --------         --------
TOTAL ASSETS                                                           $227,390         $206,001
                                                                       ========         ========





     See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       JUNE 30,        DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
                                                                      (UNAUDITED)

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current installments on long-term debt                                  $4,400           $2,000
Accounts payable                                                           766            2,094
Accrued expenses                                                         5,058            4,670
Deferred liabilities                                                       143              188
Taxes on income                                                            928              358
                                                                       -------          -------
            TOTAL CURRENT LIABILITIES                                   11,295            9,310
                                                                        ------            -----


Other liabilities                                                        6,674            7,402
Deferred taxes                                                          30,942           29,040
Long-term debt, net of current installments                             22,418           12,700
Minority interest                                                          185              192



SHAREHOLDERS' EQUITY
Preferred stock of $100 par value-
  authorized 100,000 shares; none issued
Common stock of $6.25 par value-
  authorized 8,000,000 shares, issued 4,450,717
  shares and 4,437,517 shares, respectively                            27,817             27,735
Other paid in capital                                                  36,124             35,856
Retained earnings                                                      40,902             37,979
                                                                      -------            -------
                                                                      104,843            101,570
Less: 109,653 and 175,277 shares of common stock,
   respectively, held in treasury                                       5,582              7,928
Unearned Compensation - ESOP                                            1,950
Pensions-additional liability                                             899                899

Add:  unrealized investment holding gain, net of tax                   59,464             54,614
                                                                      -------             ------

       TOTAL SHAREHOLDERS' EQUITY                                     155,876            147,357
                                                                       -------           -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $227,390           $206,001
                                                                     ========           ========


     See accompanying notes to condensed consolidated financial statements.

                           PENN VIRGINIA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


JUNE 30, 1996

(1)    ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1995 annual report on Form 10-K. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


(2)    SECURITIES

       The amortized cost, gross unrealized holding gains or losses and market value for available-for-sale securities at June 30, 1996 were as follows:

                                                                 (Dollars in thousands)
                                                      Amortized       Gross Unrealized          Market
                                                        Cost         Holding Gain (loss)        Value
                                                        ----         -------------------        -----
Available-for-sale:
Westmoreland Coal Company                               $5,263                $877             $6,140
Westmoreland Resources, Inc.                              3000                   0               3000
Norfolk Southern Corporation                             2,839              90,589             93,428
Blue Diamond Coal Company                                    3                   4                  7
                                                    ----------           ---------         ----------
                                                       $11,105             $91,470           $102,575

        The amortized cost and fair value of notes receivable which are classified as held-to maturity securities were $7,625,000 at June 30, 1996.


(3)     OTHER TRANSACTIONS

         In May, 1996, the Company completed a coal transaction in which Westmoreland Coal Company relinquished its rights under a lease of the Company's Virginia reserves. Penn Virginia paid $10.7 million in cash and other considerations to Westmoreland Coal Company for the reserve relinquishment. Westmoreland retained a lease of certain Virginia reserves. Of the approximately 115 million tons of recoverable coal reserves relinquished, approximately 50 million have been leased to new operators. Leases for the remaining 65 million tons of coal reserves are being negotiated with several coal operators and should be in place by year-end.

        In January 1996, the Company entered into three lease agreements with an operator covering approximately 60 million tons of its coal reserves in West Virginia. The leases have a fifteen-year initial term with the option to renew for an additional five-year term. The operator is permitting on the property and is expected to begin operations in early 1997.

(4)     SUBSEQUENT EVENTS

        In July, 1996, the Company purchased a coal and timber property in West Virginia for approximately $8.0 million. The purchase included 15,000 acres holding 36 million tons of high BTU coal reserves and 11 million board feet of standing hardwood timber and other assets. Simultaneous with the acquisition, the Company entered into a long-term lease with the seller for the mining of the coal reserves. The seller expects to begin coal production from the property in 1998.

        In August, 1996, the Company entered into a $50.0 million senior unsecured revolving credit facility with a group of banks led by Texas Commerce National Bank. The borrowing base is calculated by the bank group and is based on cash flows by business segment comprised of oil and gas, coal, and Norfolk Southern dividends . The borrowing base will be determined semi-annually. Outstanding balances under the facility bear interest at LIBOR plus a percentage based on the borrowing capacity utilized.

        The agreement will require the Company to maintain certain levels of net worth, debt to capitalization and dividend limitation requirements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTERS OF 1996 AND 1995 COMPARED.

        Consolidated net income for the second quarter of 1996 is $2.5 million compared with $5.3 million for the second quarter of 1995. The 1995 consolidated net income included a pretax gain on the sale of securities of $4.1 million.

        Operating income for the second quarter of 1996 is $2.9 million compared with $2.5 million for the second quarter of 1995. The discussion of the segmented financial information included in this report will detail the specifics of this increase.

        Corporate and other non-operating income or expense consist primarily of general and administrative expense, other non-operating income, interest expense and income taxes. Corporate general and administrative expenses were $0.7 million for the second quarter of 1996 compared with $0.5 million for the second quarter 1995, this increase was due to the exercise of stock options by a former employee.

        Interest expense was down $0.3 million due to the reduction of outstanding debt. Other non-operating income increased from $0.7 million in the second quarter of 1995 to $1.1 million in the second quarter of 1996. This increase was related to an increase in interest income on various long-term notes receivable. Income taxes decreased from $1.4 million in the second quarter of 1995 to $1.1 million in the second quarter of 1996. This decrease is attributable to different components in the tax accrual for the second quarter of 1996.


RESULTS OF OPERATIONS - SIX MONTHS OF 1996 AND 1995 COMPARED.

        Consolidated net income for the first six months of 1996 is $6.8 million compared with $8.0 million for the same period in 1995. The 1995 consolidated net income included a pretax gain on the sale of securities of $4.1 million.

        Operating income for the first six months of 1996 is $7.0 million compared with $5.3 million for the same period in 1995. The discussion of the segmented financial information included in this report will detail the specifics of this increase.

        Corporate and other non-operating income or expense consist primarily of general and administrative expense, other non-operating income, interest expense and income taxes. Corporate general and administrative expenses were $1.5 million for the first six months of 1996 compared with $1.3 million for the same period in 1995, this increase was due to the exercise of stock options by a former employee.

        Interest expense was down $0.4 million due to the reduction of outstanding debt. Other non-operating income increased $0.7 million for the first six months of 1996 compared with the same period in 1995. This increase was result of damages received on an encroachment of the Company's coal reserves in Virginia and an increase in interest income on various long-term notes receivable. Income taxes decreased $0.2 for the first six months of 1996 compared with the same period in 1995. This decrease is attributable to different components in the tax accrual for the first six months of 1996.

The table below illustrates the operating statistics for the various business segments of the Company and will be used to discuss the variances related to operating activities for the Company for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995.

                               OPERATIONS SUMMARY

                                                          Three Months                      Six Months
                                                         Ended June 30,                   Ended June 30,
                                                         --------------                   --------------
                                                       1996            1995             1996            1995
                                                       ----            ----             ----            ----
PRODUCTION
Natural gas (MMcf)-WI                                 1,614            1,666            3,311          3,310
Natural gas (MMcf)-RI                                   181              155              347            310
Oil and condensate (MBbls)                               13               13               23             28
Timber (Mbf)                                          1,073            1,218            1,538          2,290
Coal tons (000)                                         816            1,303            1,606          2,650

PRICES
Natural gas ($/Mcf)-WI                                $2.69            $1.73            $2.93          $1.81
Natural gas ($/Mcf)-RI                                 2.33             2.20             2.79           2.22
Oil and condensate ($/Bbl)                            18.31            17.77            17.61          16.50
Timber ($/Mbf)                                          168              108              160            145
Coal royalties ($/ton)                                 2.04             2.27             2.11           2.31


        The Company operates three business segments, oil and gas, coal and land and investments. The segmented financial information on operating income with explanations regarding variances in each segment is presented below.

OIL AND GAS

The table below illustrates the results of operations for the oil and gas segment for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995.




                                  OIL AND GAS


                                                          Three Months                       Six Months
                                                         Ended June 30,                    Ended June 30,
                                                         --------------                    --------------
                                                      1996             1995             1996           1995
                                                      -----            -----            ----           ----
                                                     (Dollars in thousands)          (Dollars in thousands)
REVENUES:
    Natural gas sales                                $4,341           $2,878           $9,703         $5,987
    Oil and gas royalties                               422              341              968            689
    Oil and condensate                                  238              231              405            462
    Other income                                        141              133              491            243
                                                      -----            -----            -----          -----
      TOTAL REVENUES                                 $5,142           $3,583          $11,567         $7,381
                                                     ------           ------          -------         ------

EXPENSES:
    Operating expenses                               $  746           $  715          $ 1,446         $1,420
    Exploration and development                         114               82              175            146
    Taxes other than income                             531              346            1,073            658
    General and administrative                          634              800            1,215          1,534
    Depreciation and depletion                        1,579            1,779            3,166          3,634
                                                      -----            -----            -----          -----
      TOTAL EXPENSES                                 $3,604           $3,722           $7,075         $7,392
                                                     ------           ------           ------         ------

OPERATING INCOME                                     $1,538           $  139           $4,492        $  (11)
                                                     ======           ======           ======        =======


RESULTS OF OPERATIONS - SECOND QUARTERS OF 1996 AND 1995 COMPARED.

    NATURAL GAS SALES. Natural gas sales increased $1.5 million (52 PERCENT) in the second quarter of 1996 compared with the same period of 1995. This was accomplished primarily on the strength of pricing, with volume remaining virtually unchanged between the two comparison periods. The average price received by the Company for its working interest gas was $2.69 per thousand cubic feet (Mcf) compared with $1.73 per Mcf for the same period of 1995. Penn Virginia has entered into several short-term contracts with prices ranging from $2.46 per Mcf to $2.65 per Mcf from April, 1996 thru March, 1997. These contracts cover approximately 20-25 percent of the Company's estimated production during this period. The Company also entered into two short-term contracts for the period May 1996 thru November 1996, with prices ranging from $2.65 per Mcf to $2.78 per Mcf. These contracts cover approximately 20-25 percent of the Company's estimated production during this period.

    OIL AND CONDENSATE SALES. Oil sales increased $7,000 (3 PERCENT) in the second quarter of 1996 compared with the same period of 1995. Prices per barrel were higher, averaging $18.31 per barrel (Bbl) for 1996 compared with $17.77 per Bbl for 1995. Production was unchanged for 1996 compared with the same period of 1995. The primary field affected by this increase was Cutshin.

    OIL AND GAS ROYALTIES. Oil and gas royalties increased $81,000 (24 PERCENT) in the second quarter of 1996 compared with the same period of 1995. This variance resulted from an increase in volume of 26 million cubic feet
(MMcf) and an upturn in average prices from $2.20 per Mcf in the second quarter 1995 to $2.33 per Mcf in the second quarter of 96.

    OTHER INCOME. Other income increased $8,000 (6 PERCENT) in the second quarter of 1996 compared with the same period of 1995. This increase resulted from additional gathering system income in the Roaring Fork field due to increased volume transported.

    OPERATING EXPENSES. Operating expenses for the second quarter of 1996 were $746,000, which is an increase of $31,000 (4 PERCENT) compared with the same period of 1995. This increase is related to the increased processing and gathering fees the Company is experiencing in certain fields, offset by decreases in repairs and maintenance, utilities and rentals and well workovers.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses increased $32,000 (39 percent) in the second quarter of 1996 compared with the same period of 1995. This increase was due to the timing of delay rental payments.

    TAXES OTHER THAN INCOME.  Taxes other than income increased $185,000
(53 PERCENT) in the second quarter of 1996 compared with the same period in 1995. Severance and ad valorem taxes represented the majority of the increase, which is a function of the increase in the sales price received for the Company's natural gas.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $166,000 (21 PERCENT) in the second quarter of 1996 compared with the same period in 1995. The primary factor effecting the decrease was a reduction in personnel and their related benefit costs.

    DEPRECIATION AND DEPLETION. Depreciation and depletion expense decreased $200,000 (11 PERCENT) from $1,779,000 in the second quarter of 1995 to $1,579,000 in the second quarter 1996. This decrease was a result of lower depletion rates related to the implementation of the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The implementation resulted in an impairment being recorded in the fourth quarter of 1995 on the Company's Pikeville field.


RESULTS OF OPERATIONS - SIX MONTHS OF 1996 AND 1995 COMPARED.

    NATURAL GAS SALES. Natural gas sales increased $3.7 million (62 PERCENT) in the first six months of 1996 compared with the same period of 1995. This was accomplished primarily on the strength of pricing with volume remaining virtually unchanged between the two comparison periods. The average price received by the Company for its working interest gas was $2.93 per Mcf compared with $1.81 per Mcf for the same period of 1995. Working interest volume in MMcf for the first six months of 1996 was 3,311 compared with 3,310 for the same period of 1995.

    OIL AND CONDENSATE SALES. Oil sales decreased $57,000 (12 PERCENT) in the first six months of 1996 compared with the same period of 1995. This variance was a result of a reduction in volume of 5 MBbls for the first six months of 1996 compared with the same period of 1995. Pricing for oil was stronger for the first six months of 1996, averaging $17.61 per Bbl compared with $16.50 per Bbl for the first six months of 1995.

    OIL AND GAS ROYALTIES. Oil and Gas royalties increased $279,000 (41 PERCENT) in the first six months of 1996 compared with the same period of 1995. This variance resulted from an increase in volume of 37 MMcf and an increase in average prices from $2.22 per Mcf in the first six months of 1995 compared with $2.79 per Mcf in the first six months of 1996.

    OTHER INCOME. Other income increased $248,000 (102 PERCENT) for the first six months of 1996 compared with the same period of 1995. This increase was primarily a result of additional funds from the final settlement received from the Company's natural gas contract claim settlement against Columbia, which was reported in 1995.

    OPERATING EXPENSES. Operating expenses increased $26,000 (2 PERCENT) for the first six months of 1996 compared with the same period of 1995. This variance is a result of increased gathering and processing fees in the Company's various fields, offset by decreases in repairs and maintenance, utilities and rentals and well workovers.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses increased $29,000 (20 PERCENT) in the first six months of 1996 compared with the same period of 1995. In 1995 there were adjustments to accruals for dry hole expenses that are not present in 1996. All other exploration and development expenses are consistent from 1995 to 1996.

    TAXES OTHER THAN INCOME.  Taxes other than income increased $415,000
(63 PERCENT) in the first six months of 1996 compared with the same period of 1995. Severance and ad valorem taxes represented the majority of the increase, which is a function of the increase in sales price received for the Company's natural gas.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $319,000 (21 PERCENT) for the first six months of 1996 compared with the same period of 1995. The primary factor effecting the decrease is a reduction in personnel and their related benefit cost.

    DEPRECIATION AND DEPLETION. Depreciation and depletion decreased $468,000 (13 PERCENT) for the first six months of 1996 compared with the same period of 1995. This decrease is a result of lower depletion rates related to the implementation of the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. The implementation resulted in an impairment being recorded in the fourth quarter of 1995 on the Company's Pikeville field.

COAL AND LAND

    The table below illustrates the results of operations for the coal and land segment for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995.


                                 COAL AND LAND

                                                          Three Months                       Six Months
                                                         Ended June 30,                    Ended June 30,
                                                         --------------                    --------------
                                                       1996            1995              1996           1995
                                                       ----            ----              ----           ----
                                                     (Dollars in Thousands)            (Dollars in Thousands)
REVENUES:
    Coal royalties                                   $1,666           $2,961           $3,385         $6,129
    Timber and land sales                               196              152              270            372
    Other income                                         10               11               45            47
                                                      -----            -----            -----         -----
      TOTAL REVENUES                                 $1,872           $3,124           $3,700         $6,548
                                                     ------           ------           ------         ------
EXPENSES:
    Operating expenses                               $   39           $   12           $   65         $   31
    Exploration and development                          52               43               72             96
    Taxes other than income                             112               71              183            146
    General and administrative                          328              332              643            651
    Depreciation and depletion                           32               43               63             65
                                                     ------            -----           ------         ------
      TOTAL EXPENSES                                 $  563           $  501           $1,026         $  989
                                                     ------           ------           ------         ------

OPERATING INCOME                                     $1,309           $2,623           $2,674         $5,559
                                                     ======           ======           ======         ======


RESULTS OF OPERATIONS - SECOND QUARTERS OF 1996 AND 1995 COMPARED

    COAL ROYALTIES. Coal royalties decreased $1.3 million (44 PERCENT) in the second quarter of 1996 compared with the same period in 1995. The largest single factor affecting this decrease was the idling of Westmoreland Coal Company operations on the Company's property located in Virginia. As reported earlier, this idling began in July, 1995. As reported in the notes to the financial statements included herein, this lease has been restructured and mining from the relinquished coal reserves is expected to begin in the fourth quarter of 1996. Westmoreland Coal Company retained a lease of approximately 40 million tons of recoverable coal reserves on which it employs two contract mining operations.

    Royalties from other lessees decreased approximately $0.2 million in the second quarter of 1996 compared with the second quarter of 1995 due to the depletion of reserves in certain areas. The Company also began to receive minimum royalty payments on the new leases in West Virginia signed in January, 1996.

    TIMBER AND LAND SALES. Timber and land sales increased $44,000 (29 PERCENT) in the second quarter of 1996 compared with the same period of 1995. In the second quarter of 1996, the Company sold 1,073 thousand board feet (Mbf) of timber compared with 1,218 Mbf for the same period in 1995. The sales price per Mbf increased from $108 per Mbf in the second quarter of 1995 to $168 per Mbf in the second quarter of 1996. This change in volume is a function of the timing of the Company's timber parcel sales.

    OTHER INCOME. Other income was virtually unchanged for the second quarter of 1996 compared with the second quarter of 1995.

    OPERATING EXPENSES. Operating expenses increased $27,000 (225 PERCENT) from $12,000 in the second quarter of 1995 to $39,000 in the second quarter of 1996 related to the recognition of expenses associated with timber sales performed by the Company. Previously, the Company only used contractors to sell its timber.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses increased $9,000 (21 PERCENT) from $43,000 in the second quarter of 1995 to $52,000 in the second quarter of 1996. This increase resulted from the timing of the Company's coal core drilling program.

    TAXES OTHER THAN INCOME. Taxes other than income for the second quarter 1996 increased $41,000 (58 PERCENT) from $71,000 in 1995 to $112,000 in
1996 as a result of increased business franchise taxes in West Virginia.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter 1996 were consistent with the second quarter 1995.

    DEPRECIATION AND DEPLETION. Depreciation and depletion decreased $11,000 (26 PERCENT) from $43,000 in the second quarter of 1995 to $32,000 in the second quarter of 1996. This decrease is a result of lower depletion expense due to decreased coal production offset by an increase in depreciation expense on fixed assets.


RESULTS OF OPERATIONS - SIX MONTHS OF 1996 AND 1995 COMPARED.

    COAL ROYALTIES. Coal royalties decreased $2.7 million (44 PERCENT) for the first six months of 1996 compared with the same period of 1995. The largest single factor affecting this decrease was the idling of Westmoreland Coal Company operations on the Company's property located in Virginia. As reported earlier this idling began in July, 1995. Royalties from other lessees in the first six months of 1996 decreased approximately $.3 million due to the depletion of reserves in certain areas and the transition of new mining start-ups, offset by cash received for an encroachment on the Company's reserves.

    TIMBER AND LAND SALES. Timber and land sales decreased $102,000 (27 PERCENT) for the first six months of 1996 compared with the same period of 1995. The primary reason for this decline is the timing of parcel sales, the bulk of which are not scheduled until the third and fourth quarters of 1996. The sales price per Mbf did increase in the first six months of 1996 compared with the same period in 1995. The price increased from $145 per Mbf to $160 per Mbf. In the first six months of 1996, the Company sold 1,538 Mbf of timber compared with 2,290 Mbf for the same period in 1995.

    OTHER INCOME. Other Income was virtually unchanged for the first six months of 1996 compared with the first six months of 1995.

    OPERATING EXPENSES. Operating expenses increased $34,000 (110 PERCENT) from $31,000 in the first six months of 1995 to $65,000 for the first six months of 1996. This increase was due to the renewal of a land lease on a unit-train load-out site.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses decreased $24,000 (25 PERCENT) for the first six months of 1996 compared with the same period of 1995. This decrease is a result of the timing of the Company's coal core drilling program and the reduction of the Company's cash contribution to a research project it participates in with Virginia Tech.

    TAXES OTHER THAN INCOME. Taxes other than income increased $37,000 (25 PERCENT) in the first six months of 1996 compared with the same period of 1995. This increase is due to additional business franchise taxes in the state of West Virginia.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first six months of 1996 were consistent with the first six months of 1995.

    DEPRECIATION AND DEPLETION. Depreciation and depletion decreased $2,000 (3 PERCENT) for the first six months of 1996 compared with the same period of 1995. This decrease is a result of lower depletion expense due to decreased coal production offset by an increase in depreciation expense on fixed assets.


INVESTMENTS

    The table below illustrates the investments held at June 30, 1996 and the results of operations for the investment segment for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995.

                                                       June 30, 1996
                                                       -------------
COMMON SHARES OWNED:
    Norfolk Southern Corporation                            1,102,400
    Westmoreland Coal Company                               1,754,411
    Westmoreland Resources, Inc                                 1,600
    Blue Diamond Coal Company                                     287



                                  INVESTMENTS


                                                          Three Months                     Six Months
                                                         Ended June 30,                  Ended June 30,
                                                         --------------                  --------------
                                                       1996             1995             1996           1995
                                                       ----             ----             ----           ----
                                                     (Dollars in thousands)           (Dollars in Thousands)
REVENUES:
    Dividends                                          $794             $592           $1,411         $1,217
                                                       ----             ----           ------         ------
      TOTAL REVENUES                                    794              592            1,411          1,217
                                                        ---              ---            -----          -----

EXPENSES:
    General and administrative                            8                3               13              9
                                                      -----            -----            -----          -----

 TOTAL EXPENSES                                           8                3               13              9
                                                      -----            -----            -----          -----

OPERATING INCOME                                     $  786           $  589           $1,398         $1,208
                                                        ===              ===            =====         ======


RESULTS OF OPERATIONS - SECOND QUARTERS OF 1996 AND 1995 COMPARED.

    DIVIDENDS. Dividend income from the Company's various investments in energy related companies is $794,000 for the second quarter 1996 an increase of $202,000 (34 PERCENT) due to the timing of the payment of Westmoreland Resources, Inc. dividends.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $5,000 (167 PERCENT) from the second quarter of 1995 to the second quarter of 1996 as a result of increases in professional services being rendered.

RESULTS OF OPERATIONS - SIX MONTHS OF 1996 AND 1995 COMPARED.

    DIVIDENDS. Dividend income from the Company's various investments in energy related companies increased $194,000 (16 PERCENT) for the first six months of 1996 compared with the same period in 1995 due to the timing of the payment of Westmoreland Resources, Inc. dividends.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $4,000 (44 PERCENT) for the first six months of 1996 compared with the same period of 1995 as a result of increases in professional services being rendered.


CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY.

    CAPITAL EXPENDITURES.

    During the first six months of 1996, capital expenditures totaled $12.8 million compared with $22.9 million for the first six months of 1995.

    In May, 1996 the Company completed a transaction with Westmoreland Coal Company in which the Company regained control of its Virginia coal reserves. Penn Virginia paid $10.7 million in cash and other considerations to Westmoreland Coal Company in exchange for the reserve relinquishment. Westmoreland also retained a lease of certain Virginia reserves. Of the approximately 115 million tons of recoverable coal reserves relinquished, approximately 50 million have been leased to new operators. Leases for the remaining 65 million tons of coal are being negotiated with several coal operators and should be in place by year-end.

    The remaining $2.1 million of capital expenditures have been made in the oil and gas segment within the first six months of 1996. Drilling of the budgeted thirty to forty development wells has begun. At June 30, 1996, 14.6 net wells had been drilled with 13.6 net wells successful and 1.0 net developmental dry hole. The Company also began its exploratory drilling program in the Hinton field. Results are encouraging, at June 30, 1996, 2.0 net wells had been successfully drilled. The Company will continue with an 8 to 10 well exploratory drilling program for 1996.

    In the first six months of 1995 the Company acquired certain oil and gas properties in southern West Virginia for approximately $17.0 million in cash. This transaction included 58 producing wells and approximately 47 billion cubic feet (Bcf) of natural gas reserves. Also, during this period, the Company regained control of its West Virginia coal reserves when Westmoreland Coal Company relinquished its lease in return for $3.0 million and other consideration. The remainder of capital expenditures in the first six months of 1995 were related to the developmental drilling program in the oil and gas segment. At June 30, 1995, 19.1 net wells had been drilled successfully with no dry holes.

    Subsequent to the end of the second quarter the Company completed an acquisition of a coal and timber bearing property in West Virginia. For approximately $8.0 million, the Company acquired 15,000 acres holding 36 million tons of high-BTU coal reserves of which 17 to 20 million tons are currently estimated to be recoverable and 11 million board feet of standing timber. Simultaneous with the acquisition, the company leased the reserves back to the seller, who will mine the coal.

    The current year capital expenditure program and proved property acquisitions will be funded by internally generated cash flow and additional debt.

    CAPITAL RESOURCES AND LIQUIDITY.

     Cash provided by operating activities and an increase in long-term borrowing were the primary sources of capital in the first six months of 1996. Net cash provided by operating activities was $8.5 million during the first six months of 1996, compared with $5.9 million for the first six months of 1995. The primary reason for this increase was the price the Company received for its oil and natural gas. As disclosed earlier, the Company has entered into short-term contracts for its natural gas to partially reduce price volatility.

    Long term debt proceeds for the first six months of 1996 were $19.1 million compared with $18.0 million for the same period in 1995.

    Subsequent to the end of the second quarter of 1996 the Company entered into a $50.0 million senior unsecured revolving credit facility with a group of banks led by Texas Commerce National Bank. The borrowing base is calculated by the bank group and is based on cash flows by business segment comprised of oil and gas, coal, and Norfolk Southern dividends . The borrowing base will be determined semi-annually. Outstanding balances under the facility bear interest at LIBOR plus a percentage based on the borrowing capacity utilized.

    The agreement will require the Company to maintain certain levels of net worth, debt to capitalization and dividend limitation requirements.


PART II         OTHER INFORMATION

                Item 6. Exhibits and Reports on Form 8-K

                (a)  Exhibits

                         (15)    Letter Re:  Unaudited interim financial
                                 information

                         (27)    Financial Data Schedule

                 (b)     Reports on Form 8-K

                         No reports on Form 8-K were filed for the quarter ended June 30, 1996

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           PENN VIRGINIA CORPORATION


Date: August 14, 1996                By: /s/ STEVEN W. THOLEN
     ---------------------------        -------------------------------------
                                         Steven W. Tholen, Vice President,
                                         Chief Financial Officer


Date: August 14, 1996                By: /s/ ANN N. HORTON
     ---------------------------        -------------------------------------
                                         Ann N. Horton, Controller

                           PENN VIRGINIA CORPORATION

                                     INDEX

- --------------------------------------------------------------------------------

                                                                                                   PAGE
                                                                                                   ----
PART I           Financial Information:

                 Item 1. Financial Statements

                         Condensed Consolidated Statements of Income for the three                   1
                         and six months ended June 30, 1996 and 1995

                         Condensed Consolidated Statements of Cash Flows for the three               2
                         and six months ended June 30, 1996 and 1995

                         Condensed Consolidated Balance Sheets as of June 30, 1996 and               3
                         December 31, 1995

                         Notes to Condensed Consolidated Financial Statements                        5

                 Item 2. Management's Discussion and Analysis of Financial Condition                 6
                         and Results of Operations

PART II          Other Information

                 Item 6. Exhibits and Reports on Form 8-K                                           15