Form 10-Q
period 1996-09-30
PENN VIRGINIA CORP
filed 1996-11-14
CIK 77159

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------------
Commission File Number 0-753

                           PENN VIRGINIA CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                      23-1184320
-----------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


 100 MATSONFORD ROAD SUITE 200
 RADNOR, PA                                                  19087
-----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                (610) 687-8900
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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


Number of shares of common stock of registrant
 outstanding at November 6, 1996:  4,341,064

                           PENN VIRGINIA CORPORATION

                                     INDEX


                                                                                          PAGE
                                                                                          ----
PART I  Financial Information:

        Item 1. Financial Statements

                Condensed Consolidated Statements of Income for the three                   1
                and nine months ended September 30, 1996 and 1995

                Condensed Consolidated Statements of Cash Flows for the three               2
                and nine months ended September 30, 1996 and 1995

                Condensed Consolidated Balance Sheets as of September 30, 1996              3
                and December 31, 1995

                Notes to Condensed Consolidated Financial Statements                        5

        Item 2. Management's Discussion and Analysis of Financial Condition                 8
                and Results of Operations

PART II Other Information

        Item 6. Exhibits and Reports on Form 8-K                                           18

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                            Three Months                    Nine Months
                                                       Ended September 30,              Ended September 30,
                                                      ----------------------            --------------------
                                                       1996             1995             1996           1995
                                                       ----             ----             ----           ----

REVENUES:
    Timber & land sales                                $188            $131              $458           $503
    Oil and condensate sales                            198             214               603            676
    Natural gas sales                                 4,322           2,831            14,025          8,818
    Royalties-coal                                    1,525           1,706             4,910          7,835
    Royalties-oil & gas                                 429             220             1,397            909
    Dividends                                           721             573             2,132          1,790
    Other income                                        128              55               665            345
                                                      -----          ------            ------        -------
      Total revenues                                 $7,511          $5,730           $24,190        $20,876

EXPENSES:
    Operating expenses                                 $819            $868            $2,329         $2,320
    Exploration and development                         210             119               457            361
    Taxes other than income                             592             489             1,905          1,388
    General and administrative                        1,882           1,659             5,265          5,110
    Depreciation, depletion, amortization             1,669           2,178             4,912          5,896
                                                      -----           -----            ------         ------
      TOTAL EXPENSES                                 $5,172          $5,313           $14,868        $15,075

OPERATING INCOME                                     $2,339            $417            $9,322         $5,801

OTHER (INCOME) EXPENSE:
    Interest expense                                  $ 491            $470            $1,094         $1,480
    Gain on sale of securities                            0         (2,285)                 0        (6,391)
    Gain on sale of property                            (2)           1,579              (24)          1,466
    Other income                                    (1,429)           (450)           (3,340)        (1,616)
                                                    -------          ------          --------       --------
Income before income tax                             $3,279          $1,103           $11,592        $10,862

    Income tax expense                                  583              12             2,102          1,780
                                                      -----          ------             -----          -----
NET INCOME                                           $2,696          $1,091            $9,490         $9,082
                                                     ======          ======            ======         ======

Net Income per share                                    .62             .26              2.20           2.13
                                                    =======          ======             =====          =====

WEIGHTED AVERAGE SHARES OUTSTANDING (IN THOUSANDS)    4,341           4,262             4,310          4,269


          See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)


                                                           Three Months                       Nine Months
                                                      Ended September 30,                Ended September 30,
                                                     ----------------------              --------------------
                                                      1996             1995             1996              1995
                                                      ----             ----             ----              ----

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                           $2,696          $1,091            $9,490           $9,082
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation, depletion, and amortization         1,669           2,178             4,912            5,896
    Gain on sale of property, plant and equipment       (3)           1,579              (25)            1,466
    Gain on sale of securities                            0         (2,285)                 0          (6,391)
    Deferred income taxes                               282           (244)             (372)            (211)
    Other                                             (916)           (360)           (2,527)            (955)
    Decrease in current assets                          656           1,248             1,623            2,741
    Increase (decrease) in current liabilities        2,247           (760)             2,791          (2,916)
    (Increase) decrease in other assets               (132)            (25)             (129)            (102)
    Increase (decrease) in other liabilities        (1,173)           (172)           (1,901)            (460)
    Decrease in minority interest                       (5)             (4)              (12)             (12)
                                                   --------        --------         ---------        ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES    $5,321          $2,246           $13,850           $8,138

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes                              $  591          $1,388            $3,371           $3,721
    Proceeds from the sale of securities              3,000           2,378             3,000            6,656
    Proceeds from sale of fixed assets                  143             767               168              883
    Capital expenditures                           (12,353)         (2,390)          (25,138)         (25,333)
                                                   --------         -------          --------         --------
        NET CASH PROVIDED, (USED)
           BY INVESTING ACTIVITIES                 $(8,619)          $2,143         $(18,599)        $(14,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                  (1,957)         (1,918)           (5,825)          (5,759)
    Proceeds from debt borrowings                     3,679           2,300            22,804           20,300
    Repayment of long-term debt                     (3,575)         (5,050)          (11,400)         (12,375)
    Purchase of treasury stock                            0           (284)                 0            (514)
    Issuance of stock                                     0               0               652                0
    Reduction in guaranteed debt to ESOP                  0               0                 0              300
                                                   --------         -------           -------          -------
        NET CASH PROVIDED,(USED)
           BY FINANCING ACTIVITIES                 $(1,853)        $(4,952)            $6,231           $1,952

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      $(5,151)          $(563)            $1,482         $(3,983)
CASH AND CASH EQUIVALENTS-BEGINNING BALANCE           9,626           3,619             2,993            7,039
                                                     ------           -----             -----            -----
CASH AND CASH EQUIVALENTS-ENDING BALANCE            $ 4,475          $3,056            $4,475           $3,056
                                                    =======          ======            ======           ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid to date for:
        Interest                                       $337            $420              $605           $1,417
        Income taxes                                   $598             $75            $2,279             $448


          See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)



                                                                     September 30,     December 31,
                                                                         1996              1995
                                                                         ----              ----
                                                                      (Unaudited)


                           ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $4,475           $2,993
    Receivables                                                           2,716            3,924
    Current portion of long-term notes receivable                         4,321            4,321
    Current deferred tax benefit                                            865              865
    Recoverable income taxes                                                  0              375
    Inventory                                                               238              187
    Prepaid expenses                                                        138              229
                                                                        -------          -------

                TOTAL CURRENT ASSETS                                     12,753           12,894

Investments                                                             104,463           96,645
Long-term notes receivable-net of current portion                         3,738            4,582
Property, plant and equipment (net)                                     113,166           91,016
Intangible assets, net of amortization                                      739              740
Other assets                                                                254              124
                                                                       --------         --------

TOTAL ASSETS                                                           $235,113         $206,001
                                                                       ========         ========




     See accompanying notes to condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
                                                                      (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current installments on long-term debt                                  $2,025           $2,000
Accounts payable                                                         1,382            2,094
Accrued expenses                                                         5,929            4,670
Deferred liabilities                                                       119              188
Taxes on income                                                          (168)              358
                                                                       -------          -------
            TOTAL CURRENT LIABILITIES                                    9,287            9,310
                                                                         -----            -----


Other liabilities                                                        5,501            7,402
Deferred taxes                                                          34,476           29,040
Long-term debt, net of current installments                             25,040           12,700
Minority interest                                                          180              192



SHAREHOLDERS' EQUITY
Preferred stock of $100 par value-
  authorized 100,000 shares; none issued
Common stock of $6.25 par value-
  authorized 8,000,000 shares, issued 4,450,717
  shares and 4,437,517 shares, respectively                             27,817           27,735
Other paid in capital                                                   36,127           35,856
Retained earnings                                                       41,645           37,979
                                                                       -------          -------
                                                                       105,589          101,570
Less: 109,653 and 175,277 shares of common stock,
   respectively, held in treasury                                        5,582            7,928
Unearned compensation - ESOP                                             1,900
Pensions-additional liability                                              899              899

Add:  unrealized investment holding gain, net of tax                    63,421           54,614
                                                                       -------           ------

       TOTAL SHAREHOLDERS' EQUITY                                      160,629          147,357
                                                                       -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $235,113         $206,001
                                                                      ========         ========


     See accompanying notes to condensed consolidated financial statements.

                           PENN VIRGINIA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SEPTEMBER 30,  1996

(1)    ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1995 annual report on Form 10-K. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


(2)    SECURITIES

       The amortized cost, gross unrealized holding gains or losses and market value for available-for-sale securities at September 30, 1996 were as follows:

                                                                   (Dollars in thousands)
                                                      Amortized       Gross Unrealized          Market
                                                        Cost         Holding Gain (loss)        Value
                                                        ----         -------------------        -----
Available-for-sale:
Westmoreland Coal Company                               $4,063            $  (338)          $   3,725
Norfolk Southern Corporation                             2,839              97,893            100,732
Blue Diamond Coal Company                                    3                   4                  7
                                                    ----------           ---------         ----------
                                                        $6,905             $97,559           $104,464

        The amortized cost and fair value of notes receivable which are classified as held-to maturity securities were $8,059,000 at September 30, 1996.


(3)     OTHER TRANSACTIONS

        On September 30, 1996, Westmoreland Coal Company exercised an option to purchase Penn Virginia's 16 percent position in Westmoreland Resources, Inc., a joint venture which operates a Montana coal mine. This option was for $3.0 million in cash and was granted as part of the May, 1996 transaction with Westmoreland Coal Company discussed below.

        On September 16, 1996, Penn Virginia contributed 400,000 shares of its Westmoreland common stock to the Penn Virginia Corporation Benefits Trust Fund, which is a voluntary employees beneficiary association. The fund provides part of the life and medical benefits for eligible retired employees of Penn Virginia. Also, on this date Penn Virginia Equities Corporation filed a
Schedule 13-D in conjunction with this transaction discussing the Company's intent to sell or otherwise dispose of all or some of the remaining shares of Westmoreland Coal Company common stock held by the Company.

        In August 1996, the Company entered into a $50.0 million senior unsecured revolving credit facility with a group of banks led by Texas Commerce National Bank. The borrowing base is calculated by the bank group and is based on cash flows by business segment comprised of oil and gas, coal, and Norfolk Southern dividends. The borrowing base will be determined semi-annually. Outstanding balances under the facility bear interest at LIBOR plus a percentage based on the amount of the borrowing base utilized. The agreement requires the Company to maintain certain covenants related to net worth, debt-to-capitalization and dividends.

        In July 1996, the Company purchased a coal and timber property in West Virginia for approximately $8.0 million. The purchase included 15,000 acres holding approximately 36 million tons of high BTU coal reserves, of which approximately 17 to 20 million tons are currently estimated to be recoverable, and 11 million board feet of standing hardwood timber and other assets. Simultaneous with the acquisition, the Company entered into a long-term lease with the seller for the mining of the coal reserves.

        In May 1996, the Company completed a coal transaction in which Westmoreland Coal Company relinquished its rights to approximately 115 million tons of recoverable coal reserves under a lease of the Company's Virginia reserves. Penn Virginia paid $10.7 million in cash and other considerations to Westmoreland Coal Company for the reserve relinquishment. Westmoreland retained lease rights to approximately 38 million tons of the Company's Virginia reserves. Of the approximately 115 million tons of recoverable coal reserves relinquished, approximately 60 million have been leased to new operators. Leases for most of the remaining 55 million tons of coal reserves are being negotiated with several coal operators and are expected to be completed by year-end.

        In September 1996, Westmoreland Coal Company sold certain operations to Intrepid Coal Corporation. The Company then leased to Intrepid approximately 13 million tons of its Virginia coal reserves which Westmoreland had previously retained in the May 1996 transaction, described above. These reserves relate to underground seams in the Holton and Pierrepont mines. The Company expects Intrepid to begin mining operations in the fourth quarter of 1996.

        In January 1996, the Company entered into three lease agreements with an operator covering approximately 60 million tons of its coal reserves in West Virginia. The leases have a fifteen-year initial term with the option to renew for an additional five-year term. The operator is permitting on the property and is expected to begin operations in mid-1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTERS OF 1996 AND 1995 COMPARED.

        Consolidated net income for the third quarter of 1996 is $2.7 million compared with $1.1 million for the third quarter of 1995. The 1995 consolidated net income included a pretax gain on the sale of securities of $2.3 million and a pretax loss on the sale of certain non-strategic oil and gas
properties of $1.5 million.                                          Operating
income for the third quarter of 1996 is $2.3 million compared with $0.4 million for the third quarter of 1995. A discussion of the segmented financial information is included in this report.

        Corporate and other non-operating income or expense consist primarily of general and administrative expense, other non-operating income, interest expense and income taxes. Corporate general and administrative expenses were $0.9 million for the third quarter of 1996 compared with $0.7 million for the third quarter 1995, as a result of increased consulting fees.

        Interest expense was $0.5 million for the third quarter of 1996, which is unchanged compared with the third quarter of 1995. Other non-operating income increased from $0.4 million in the third quarter of 1995 to $1.4 million in the third quarter of 1996. This increase was related to additional interest income on various long-term notes receivable. Income taxes increased $0.6 million in the third quarter of 1996 due to an increase in consolidated net income for the quarter offset by other components in the tax accrual.

RESULTS OF OPERATIONS - NINE MONTHS OF 1996 AND 1995 COMPARED.

        Consolidated net income for the first nine months of 1996 is $9.5 million compared with $9.0 million for the same period in 1995. The 1995 consolidated net income included a pretax gain on the sale of securities of $6.4 million, offset partially by a pretax loss on the sale of certain non-strategic oil and gas properties of $1.8 million.

        Operating income for the first nine months of 1996 is $9.3 million compared with $5.8 million for the same period in 1995. A discussion of the segmented financial information is included in this report.

        Corporate and other non-operating income or expense consist primarily of general and administrative expense, other non-operating income, interest expense and income taxes. Corporate general and administrative expenses were $2.4 million for the first nine months of 1996 compared with $1.9 million for the same period in 1995, consulting fees increased and also compensation expense due to the exercise of stock options by a former employee.

        Interest expense was down $0.4 million due to the reduction of outstanding debt. Other non-operating income increased $1.7 million for the first nine months of 1996 compared with the same period in 1995. This increase was a result of the damages received on an encroachment of the Company's coal reserves in Virginia and additional in interest income on various long-term notes receivable. Income taxes increased $0.3 for the first nine months of 1996 compared with the same period in 1995, due to an increase in consolidated net income.

The table below illustrates the operating statistics for the various business segments of the Company and will be used to discuss the variances related to operating activities for the Company for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995.



                               OPERATIONS SUMMARY

                                                          Three Months                      Nine Months
                                                       Ended September 30,              Ended September 30,
                                                       --------------------             --------------------
                                                       1996            1995             1996            1995
                                                       ----            ----             ----            ----
PRODUCTION
Timber (Mbf)                                          1,038              603            2,576          2,893
Oil and condensate (MBbls)                               12               13               35             41
Natural gas (MMcf)-WI                                 1,669            1,749            4,980          5,059
Natural gas (MMcf)-RI                                   168              101              515            411
Coal tons (000)                                         752              726            2,358          3,376

PRICES
Timber ($/Mbf)                                       $  181           $  217           $  160         $  157
Oil and condensate ($/Bbl)                            16.50            16.46            17.23          16.49
Natural gas ($/Mcf)-WI                                 2.59             1.62             2.82           1.74
Natural gas ($/Mcf)-RI                                 2.55             2.18             2.71           2.21
Coal royalties ($/ton)                                 2.03             2.35             2.08           2.32



        The Company operates three business segments, oil and gas, coal and land and investments. The segmented financial information on operating income with explanations regarding variances in each segment is presented below.

OIL AND GAS

The table below illustrates the results of operations for the oil and gas segment for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995.




                                  OIL AND GAS


                                                           Three Months                    Nine Months
                                                       Ended September 30,              Ended September 30,
                                                      ----------------------            -------------------
                                                      1996             1995             1996           1995
                                                      -----            -----            ----           ----
                                                      (Dollars in thousands)           (Dollars in thousands)
REVENUES:
    Oil and condensate                               $  198           $  214          $   603         $  676
    Natural gas sales                                 4,322            2,831           14,025          8,818
    Oil and gas royalties                               429              220            1,397            909
    Other income                                        112               38              603            281
                                                     ------          -------           ------         ------
      TOTAL REVENUES                                 $5,061           $3,303          $16,628        $10,684
                                                     ------           ------          -------        -------

EXPENSES:
    Operating expenses                                 $786             $845           $2,232         $2,265
    Exploration and development                          78               93              253            239
    Taxes other than income                             473              392            1,546          1,050
    General and administrative                          652              725            1,867          2,259
    Depreciation and depletion                        1,617            2,139            4,783          5,773
                                                      -----            -----            -----          -----
      TOTAL EXPENSES                                 $3,606           $4,194          $10,681        $11,586
                                                     ------           ------          -------        -------

OPERATING INCOME                                     $1,455        $   (891)          $ 5,947       $  (902)
                                                     ======        =========          =======       ========


RESULTS OF OPERATIONS - THIRD QUARTERS OF 1996 AND 1995 COMPARED.

    OIL AND CONDENSATE SALES. Oil sales decreased $16,000 (7 percent) in the third quarter of 1996 compared with the same period of 1995. Prices averaged $16.50 per barrel (Bbl) for 1996 compared with $16.46 per Bbl for 1995. Production declined in the third quarter of 1996 compared with the same period of 1995.

    NATURAL GAS SALES. Natural gas sales increased $1.5 million (53 PERCENT) in the third quarter of 1996 compared with the same period of 1995. This was accomplished primarily on the strength of pricing, with volume remaining virtually unchanged between the two comparison periods. The average price received by the Company for its working interest gas was $2.59 per thousand cubic feet (Mcf) compared with $1.62 per Mcf for the same period of 1995. Penn Virginia has entered into several short-term contracts with prices ranging from $2.46 per Mcf to $2.65 per Mcf from April 1996 through March 1997. These contracts cover approximately 20-25 percent of the Company's estimated production during this period. The Company also entered into two short-term contracts for the period May 1996 through November 1996, with prices ranging from $2.65 per Mcf to $2.78 per Mcf. These contracts cover approximately 20-25 percent of the Company's estimated production during this period.

    The Company has entered into four new contracts for the period December 1996 to March 1997 with prices ranging from $3.11 per Mcf to $3.25 per Mcf. These new contracts will cover approximately 20-25 percent of the Company's estimated production for this time period.

    OIL AND GAS ROYALTIES. Oil and gas royalties increased $209,000 (95 PERCENT) in the third quarter of 1996 compared with the same period of 1995. This variance resulted from an increase in volume of 67 million cubic feet
(MMcf) and an upturn in average prices from $2.18 per Mcf in the third quarter of 1995 to $2.55 per Mcf in the third quarter of 1996.

    OTHER INCOME. Other income increased $74,000 (195 PERCENT) in the third quarter of 1996 compared with the same period of 1995. This increase resulted primarily from the sale of the Company's seismic data on certain areas of eastern Kentucky.

    OPERATING EXPENSES. Operating expenses for the third quarter of 1996 were $786,000, which is a decrease of $59,000 (7 PERCENT) compared with the same period of 1995. This decrease is related to reductions in repairs and maintenance, utilities and rentals and well workovers, offset by increased processing and gathering fees.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses decreased $15,000 (16 PERCENT) in the third quarter of 1996 compared with the same period of 1995. This decrease is a result of lower costs for the 1996 reserve study.

    TAXES OTHER THAN INCOME. Taxes other than income increased $81,000 (21 PERCENT) in the third quarter of 1996 compared with the same period in 1995. Severance and ad valorem taxes which represented the majority of the increase, were up as a result of the increase in the sales price received for the Company's natural gas.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $73,000 (10 PERCENT) in the third quarter of 1996 compared with the same period in 1995. The primary factor for the decrease was a reduction in personnel and their related benefit costs.

    DEPRECIATION AND DEPLETION. Depreciation and depletion expense decreased $522,000 (24 PERCENT) from $2,139,000 in the third quarter of 1995 to $1,617,000 in the third quarter 1996. This decrease was a result of lower depletion rates related to the implementation of the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The implementation resulted in an impairment being recorded in the fourth quarter of 1995 on one of the Company's gas fields in eastern Kentucky.


RESULTS OF OPERATIONS - NINE MONTHS OF 1996 AND 1995 COMPARED.

    OIL AND CONDENSATE SALES. Oil sales decreased $73,000 (11 PERCENT) in the first nine months of 1996 compared with the same period of 1995. This variance was a result of a reduction in volume of 6 MBbls for the first nine months of 1996 compared with the same period of 1995. Pricing for oil was stronger for the first nine months of 1996, averaging $17.23 per Bbl compared with $16.49 per Bbl for the first nine months of 1995.

    NATURAL GAS SALES. Natural gas sales increased $5.2 million (59 PERCENT) in the first nine months of 1996 compared with the same period of 1995. This was accomplished primarily on the strength of pricing with volume remaining virtually unchanged between the two comparison periods. The average price received by the Company for its working interest gas was $2.82 per Mcf compared with $1.74 per

Mcf for the same period of 1995. Working interest volume in MMcf for the first nine months of 1996 was 4,980 compared with 5,059 for the same period of 1995.

    OIL AND GAS ROYALTIES. Oil and gas royalties increased $488,000 (54 PERCENT) in the first nine months of 1996 compared with the same period of 1995. This variance resulted from an increase in volume of 104 MMcf and an increase in average prices from $2.21 per Mcf in the first nine months of 1995 compared with $2.71 per Mcf in the first nine months of 1996.

    OTHER INCOME. Other income increased $322,000 (115 PERCENT) for the first nine months of 1996 compared with the same period of 1995. This increase was primarily a result of additional funds from the final settlement received from the Company's natural gas contract claim settlement against Columbia Gas Transmission, which was reported in 1995, the sale of the company's seismic data on certain areas in eastern Kentucky and an increase in gathering system income from various fields.

    OPERATING EXPENSES. Operating expenses for the first nine months of 1996 were virtually unchanged compared with 1995.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses increased $14,000 (6 PERCENT) in the first nine months of 1996 compared with the same period of 1995. In 1995 there were adjustments to accruals for dry hole expenses that are not present in 1996. All other exploration and development expenses are consistent from 1995 to 1996.

    TAXES OTHER THAN INCOME. Taxes other than income increased $496,000 (47 PERCENT) in the first nine months of 1996 compared with the same period of 1995. Severance and ad valorem taxes represented the majority of the increase, due to the increase in sales price received for the Company's natural gas.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $392,000 (17 PERCENT) for the first nine months of 1996 compared with the same period of 1995. The primary factor for the decrease is a reduction in personnel and their related benefit cost.

    DEPRECIATION AND DEPLETION. Depreciation and depletion decreased $990,000 (17 PERCENT) for the first nine months of 1996 compared with the same period of 1995. This decrease is a result of lower depletion rates related to the implementation of the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. The implementation resulted in an impairment being recorded in the fourth quarter of 1995 on one of the Company's gas fields in eastern Kentucky.

COAL AND LAND

    The table below illustrates the results of operations for the coal and land segment for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995.


                                 COAL AND LAND

                                                          Three Months                      Nine Months
                                                       Ended September 30,               Ended September 30,
                                                      ---------------------              -------------------
                                                      1996             1995              1996           1995
                                                      ----             ----              ----           ----
                                                     (Dollars in Thousands)             (Dollars in Thousands)

REVENUES:
    Timber and land sales                           $  188           $  131            $  458         $  503
    Coal royalties                                   1,525            1,706             4,910          7,835
    Other income                                        16               17                61            64
                                                     -----            -----             -----         -----
      TOTAL REVENUES                                $1,729           $1,854            $5,429         $8,402
                                                    ------           ------            ------         ------

EXPENSES:
    Operating expenses                                  $32              $24              $97            $55
    Exploration and development                         132               25              204            121
    Taxes other than income                             103               55              286            201
    General and administrative                          357              252            1,000            903
    Depreciation and depletion                           31               30               94             95
                                                     ------           ------           ------         ------
      TOTAL EXPENSES                                 $  655           $  386           $1,681        $ 1,375
                                                     ------           ------           ------        -------

OPERATING INCOME                                     $1,074           $1,468           $3,748         $7,027
                                                     ======           ======           ======         ======


RESULTS OF OPERATIONS - THIRD QUARTERS OF 1996 AND 1995 COMPARED

    TIMBER AND LAND SALES. Timber and land sales increased $57,000 (44 PERCENT) in the third quarter of 1996 compared with the same period of 1995. In the third quarter of 1996, the Company sold 1,038 thousand board feet (Mbf) of timber compared with 603 Mbf for the same period in 1995. The sales price per Mbf decreased from $217 per Mbf in the third quarter of 1995 to $181 per Mbf in the third quarter of 1996. This change in volume is a function of the timing of the Company's timber parcel sales.

    COAL ROYALTIES. Coal royalties decreased $0.2 million (11 PERCENT) in the third quarter of 1996 compared with the same period in 1995. The largest single factor for this decrease was the idling of Westmoreland Coal Company operations on the Company's property located in Virginia. As earlier reported, this idling began in July 1995. As reported in the notes to the financial statements included herein, new leases have been completed for approximately 73 million tons of the 115 million tons relinquished, and mining from the relinquished coal reserves is expected to begin in the fourth quarter of 1996. Westmoreland Coal Company continues to retain a lease of approximately 25 million tons of recoverable coal reserves, including reserves on which it employs two contract mining operations.

    OTHER INCOME. Other income was virtually unchanged for the third quarter of 1996 compared with the third quarter of 1995.

    OPERATING EXPENSES. Operating expenses increased $8,000 (33 PERCENT) from $24,000 in the third quarter of 1995 to $32,000 in the third quarter of 1996 related to the recognition of expenses associated with timber sales performed by the Company. Previously, the Company only used contractors to harvest and sell its timber.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses increased $107,000 (428 PERCENT) from $25,000 in the third quarter of 1995 to $132,000 in the third quarter of 1996. This increase resulted from the timing of the Company's coal core drilling program.

    TAXES OTHER THAN INCOME. Taxes other than income for the third quarter 1996 increased $48,000 (87 PERCENT) from $55,000 in 1995 to $103,000 in 1996 as a result of additional business franchise taxes in West Virginia and increased property taxes.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $105,000 (42 PERCENT) in the third quarter of 1996 compared with the third quarter of 1995. This increase is a result of additional personnel and employee benefit cost increases.

    DEPRECIATION AND DEPLETION. Depreciation and depletion was virtually unchanged for the third quarter of 1996 compared with the third quarter of 1995.

RESULTS OF OPERATIONS - NINE MONTHS OF 1996 AND 1995 COMPARED.

    TIMBER AND LAND SALES. Timber and land sales decreased $45,000 (9 percent) for the first nine months of 1996 compared with the same period of 1995. The primary reason for this decline is the timing of parcel sales, the remainder of which are scheduled in the fourth quarter of 1996. The sales price per Mbf did increase in the first nine months of 1996 compared with the same period in 1995. The price increased from $157 per Mbf to $160 per Mbf. In the first nine months of 1996, the Company sold 2,576 Mbf of timber compared with 2,893 Mbf for the same period in 1995.

    COAL ROYALTIES. Coal royalties decreased $2.9 million (37 PERCENT) for the first nine months of 1996 compared with the same period of 1995. The largest single factor affecting this decrease was the idling of Westmoreland Coal Company operations on the Company's property located in Virginia. As reported earlier this idling began in July, 1995.

    OTHER INCOME. Other Income was virtually unchanged for the first nine months of 1996 compared with the first nine months of 1995.

    OPERATING EXPENSES. Operating expenses increased $42,000 (76 PERCENT) from $55,000 in the first nine months of 1995 to $97,000 for the first nine months of 1996. This increase was due to the recognition of expenses associated with timber sales performed by the Company. Previously, the Company only used contractors to harvest and sell its timber.

    EXPLORATION AND DEVELOPMENT. Exploration and development expenses increased $83,000 (69 PERCENT) for the first nine months of 1996 compared with the same period of 1995. This increase is a result of the timing of the Company's coal core drilling program.

    TAXES OTHER THAN INCOME. Taxes other than income increased $85,000 (42 PERCENT) in the first nine months of 1996 compared with the same period of 1995. This increase is due to additional business franchise taxes in the state of West Virginia, and increased property taxes.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $97,000 (11 PERCENT) in the first nine months of 1996 compared with the same period in 1995. This increase is a result of personnel and employee benefit cost increases.

    DEPRECIATION AND DEPLETION. Depreciation and depletion for the first nine months of 1996 were consistent with the first nine months of 1995.


INVESTMENTS

    The table below illustrates the investments held at September 30, 1996 and the results of operations for the investment segment for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995.

                                                         September 30,  1996          September 30, 1996
                                                         -------------------          ------------------
COMMON SHARES OWNED:
    Norfolk Southern Corporation                                1,102,400                  1,102,400
    Westmoreland Coal Company                                   1,354,411                  1,754,411
    Blue Diamond Coal Company                                         287                        287



                                  INVESTMENTS


                                                           Three Months                  Nine Months
                                                        Ended September 30,           Ended September 30,
                                                      ----------------------          -------------------
                                                      1996              1995          1996           1995
                                                      ----              ----          ----           ----
                                                      (Dollars in thousands)         (Dollars in Thousands)
REVENUES:
    Dividends                                          $721             $573           $2,132         $1,790
                                                       ----             ----           ------         ------
      TOTAL REVENUES                                    721              573            2,132          1,790
                                                        ---              ---            -----          -----

EXPENSES:
    General and administrative                            6                3               19             12
                                                      -----            -----            -----         ------

 TOTAL EXPENSES                                           6                3               19             12
                                                      -----            -----           ------         ------

OPERATING INCOME                                     $  715           $  570           $2,113         $1,778
                                                      =====            =====            =====         ======




RESULTS OF OPERATIONS - THIRD QUARTERS OF 1996 AND 1995 COMPARED.

    DIVIDENDS. Dividend income from the Company's various investments in energy related companies is $721,000 for the third quarter 1996 an increase of $148,000 (26 Percent) due to increases in the Norfolk Southern Corporation dividend and the timing of the Westmoreland Resources Inc. dividend.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $3,000 (100 PERCENT) from the third quarter of 1995 to the third quarter of 1996 as a result of increases in professional services being rendered.


RESULTS OF OPERATIONS - NINE MONTHS OF 1996 AND 1995 COMPARED.

    DIVIDENDS. Dividend income from the Company's various investments in energy related companies increased $342,000 (19 PERCENT) due to an increase in the Norfolk Southern Corporation dividend, for the first nine months of 1996 compared with the same period in 1995.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $7,000 (58 PERCENT) for the first nine months of 1996 compared with the same period of 1995 as a result of increases in professional services being rendered.


CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY.

    CAPITAL EXPENDITURES.

    During the first nine months of 1996, capital expenditures totaled $25.1 million.

    In May 1996, the Company completed a transaction with Westmoreland Coal Company in which the Company regained control of 115 million tons of its recoverable Virginia coal reserves. Penn Virginia paid $10.7 million in cash and other considerations to Westmoreland Coal Company in exchange for the reserve relinquishment. Westmoreland also retained the lease rights to approximately 38 million tons of the Company's recoverable Virginia reserves. Of the approximately 115 million tons of recoverable coal reserves relinquished, approximately 60 million have been leased to new operators and the Company currently expects that these operators will commence mining on some of these reserves in the fourth quarter of 1996. Leases for most of the remaining 55 million tons of coal are being negotiated with several coal operators and should be in place by year-end.

    In July 1996, the Company completed an acquisition of a coal and timber bearing property in West Virginia. For approximately $8.0 million, the Company acquired 15,000 acres holding 36 million tons of high-BTU coal reserves of which 17 to 20 million tons are currently estimated to be recoverable and 11 million board feet of standing timber. Simultaneous with the acquisition, the Company entered into a long-term lease with the seller for the mining of the coal reserves. The seller expects to begin coal production from the property in 1998.

    The remaining $6.4 million of capital expenditures were in the oil and gas segment. At September 30, 1996, 33.1 net wells had been drilled with 32.1 net wells successful and 1.0 net development dry hole. The Company also began its exploratory drilling program in the Hinton, West Virginia field. Results are encouraging. At September 30, 1996, 6.0 net wells had been successfully drilled.

    In September 1996, the Company entered into an agreement with The Atlas Energy Group to explore and develop the Tug River Prospect in eastern Kentucky. Atlas has participated in a number of successful Appalachian drilling projects and is funding fifty percent of the Tug River drilling program, which calls for five gross wells in 1996 and up to an expected ten wells per year thereafter. Penn Virginia will operate the field.

    The 1996 capital expenditure program and proved property acquisitions will be funded by internally generated cash flow and additional debt.

    CAPITAL RESOURCES AND LIQUIDITY.

     Cash provided by operating activities and an increase in long-term borrowing were the primary sources of capital in the first nine months of 1996. Net cash provided by operating activities was $13.9 million during the first nine months of 1996 compared with $8.1 million for the first nine months of 1995. The primary reason for this increase was the price the Company received for its oil and natural gas. As discussed under the gas sales caption, the Company has entered into short-term contracts for its natural gas to partially reduce price volatility.

    Long-term debt proceeds for the first nine months of 1996 were $11.4 million compared with $7.9 million for the same period in 1995.

    In August 1996, the Company entered into a $50.0 million senior unsecured revolving credit facility with a group of banks led by Texas Commerce National Bank. The borrowing base is calculated by the bank group and is based on cash flows by business segment comprised of oil and gas, coal, and Norfolk Southern dividends . The borrowing base will be determined semi-annually. Outstanding balances under the facility bear interest at LIBOR plus a percentage based on the amount of the borrowing base capacity utilized. The agreement requires the Company to maintain certain covenants related to net worth, debt-to-capitalization and dividends.

FORWARD-LOOKING STATEMENTS

        Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition, Penn Virginia and its representatives may from time to time make other oral or written statements which are also forward looking statements.

        Such forward looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, expected commencement dates of coal mining or oil and gas production, projected quantities of future oil and gas production by Penn Virginia, projected quantities of future coal production by the Company's lessees producing coal from reserves leased from Penn Virginia, costs and expenditures as well as projected demand or supply for coal and oil and gas, which will affect sales levels, prices and royalties realized by Penn Virginia.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting Penn Virginia and therefore involve a number of risks and uncertainties. Penn Virginia cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

        Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ include, but are not necessarily limited to: the cost of finding and successfully developing oil and gas reserves; the cost of finding new coal reserves; the ability to acquire new oil and gas and coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and gas and coal; the risks associated with having or not having price risk management programs; Penn Virginia's ability to lease new and existing coal reserves; the ability of Penn Virginia's lessees to produce sufficient quantities of coal on an economic basis from Penn Virginia's reserves; the ability of lessees to obtain favorable contracts for coal produced from Penn Virginia reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and gas production; competition among producers in the coal and oil and gas industries generally and in the Appalachian basin in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves and proved oil and gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the drilling and producing of oil and gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by Penn Virginia, including their ability to satisfy their royalty, environmental, reclamation and other obligations to Penn Virginia and others; changes in financial market conditions; changes in the market prices or value of the marketable securities owned by Penn Virginia, including the price of Norfolk Southern common stock ; and other risk factors detailed in Penn Virginia's Securities and Exchange commission filings. Many of such factors are beyond Penn Virginia's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

        While Penn Virginia periodically reassesses material trends and uncertainties affecting Penn Virginia's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in Penn Virginia's quarterly, annual or other reports filed with the Securities and Exchange Commission, Penn Virginia does not intend to publicly review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

PART II         OTHER INFORMATION

                Item 6. Exhibits and Reports on Form 8-K

                (a)  Exhibits

                         (4) Credit Agreement dated August 2, 1996 between Penn Virginia Corporation and Texas Commerce Bank National Association, As Agent, filed herewith. Certain exhibits and schedules have been omitted and will be provided to the Securities and Exchange Commission upon request.

                         (27)    Financial Data Schedule, filed herewith.


                (b)      Reports on Form 8-K

                         Three reports on Form 8-K were filed during the third quarter. All reports involved the change in Registrant's certifying accountant. The date of the first Form 8-K filing was August 30, 1996. Subsequently Form 8-K/A, Amendment No. 1 was filed on August 30, 1996 and Form 8-K/A, Amendment No. 2 was filed on September 6, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           PENN VIRGINIA CORPORATION



Date:       November 14, 1996          By:
     -----------------------------        ------------------------------------
                                               Steven W.Tholen, Vice President
                                               Chief Financial Officer



Date:       November 14, 1996          By:
     -----------------------------        ------------------------------------
                                                Ann N. Horton, Controller