Form 10-K405
period 1996-12-31
PENN VIRGINIA CORP
filed 1997-03-27
CIK 77159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -----EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -----ACT OF 1934

                           COMMISSION FILE NUMBER 0-753

                           ---------------------------

                            PENN VIRGINIA CORPORATION
                      ONE RADNOR CORPORATE CENTER, SUITE 200
                               100 MATSONFORD ROAD
                                 RADNOR, PA 19087

     INCORPORATED IN                       I.R.S EMPLOYER IDENTIFICATION NUMBER
        VIRGINIA                                         23-1184320


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              TITLE OF EACH CLASS
                         COMMON STOCK, $6.25 PAR VALUE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K.   X
                                  ------

     Based on the closing price of March 7, 1997, the aggregate market value of common stock held by nonaffiliated of the registrant was $185,908,230.

     The number of common shares outstanding of the registrant was 4,131,294 as of March 7, 1997.

                          -------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                     Part Into
                                                               Which Incorporated
                                                               ------------------
(1) Proxy Statement for Stockholder Meeting on May 6, 1997          Part III

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES


                                     PART I

1.   Business

2.   Properties

3.   Legal

4.   Submission of matters to a vote of security holders


                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters

6.   Selected Financial Data

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

8.   Financial Statements and Supplementary Data

9. Changes in and disagreements with accountants on accounting and financial disclosure


                                    PART III

10.  Directors and Executive Officers of the Registrant

11.  Executive Compensation

12.  Security Ownership of Certain Beneficial Owners and Management

13.  Certain Relationships and related Transactions


                                    PART IV

14.  Exhibits, Financial Schedules and Reports on Form 8-K

PART 1

ITEM 1 - BUSINESS

GENERAL

   Penn Virginia Corporation ("Penn Virginia" or the "Company"), is a Virginia corporation founded in 1882. The Company is engaged in the leasing of coal mineral rights and the collection of related royalties; the exploration, development and production of oil and natural gas and the collection of royalties and overrides on various oil and gas properties.

   The Company owns the mineral rights to approximately 358 million tons of recoverable coal reserves located in Virginia, West Virginia and Kentucky. Its coal reserves include both surface and underground mineable seams. The reserves are generally high quality, low-sulfur bituminous coal and are leased to various operators.

   Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in the Appalachian Basin. Its oil and gas operations are concentrated in western Virginia, southern West Virginia and eastern Kentucky. The Company had proved reserves of approximately 454,000 barrels of oil and condensate and 175 billion cubic feet of natural gas at December 31, 1996.

GOALS AND STRATEGY

   Penn Virginia's primary goal is to maximize its long-term, intrinsic value per share. The Company believes growth in intrinsic value per share will ultimately be reflected in the price of its stock.

   Penn Virginia's coal and land strategy is to manage coal production from its properties for the long-term by leasing its reserves to a diversified mix of quality operators. Timber production is coordinated to facilitate coal mining activities. An active coal and land asset acquisition program is underway.

   Penn Virginia's long-term oil and gas strategy is to add to its base of proved reserves and to increase shareholder value. This will be accomplished through a combination of low-risk development drilling, moderate-risk exploratory drilling and property acquisitions. The Company is targeting acquisition candidates with significant development opportunities and/or the potential to consolidate operations, reduce operating costs per unit of production and accelerate cash flow.

   Penn Virginia's investment strategy is to continue to prudently manage its holdings to support the growth of the other business segments.


FINANCIAL INFORMATION

   The Company operates in two primary business segments: (1) coal and land and
(2) oil and gas. Financial information concerning the Company's business segments can be found in Note 13 (Segment Information) of the Notes to the Consolidated Financial Statements of Penn Virginia Corporation which is included in this report.

COAL AND LAND OPERATIONS

OVERVIEW

   Penn Virginia owned approximately 123,000 acres of coal, timber and natural gas bearing land in Virginia, West Virginia and Kentucky at December 31, 1996.

   Coal is mined by several operators according to long-term lease agreements which generally require royalty payments to Penn Virginia based on a minimum annual payment, a minimum dollar royalty per ton or a percentage of the coal's selling price.

   The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. The Company owns approximately 209 million board feet of standing saw timber.

COAL PRODUCTION

   Various operators mined 3.4 million tons of coal from Penn Virginia's properties in 1996 and paid an average royalty rate of $2.07 per ton compared with 4.1 million tons mined in 1995 at an average royalty rate of $2.21 per ton.

   WEST VIRGINIA

   In July 1996, the Company purchased a coal and timber property in West Virginia for approximately $8.0 million. The purchase included 15,000 acres holding an estimated 17 million recoverable tons of relatively low sulfur, high BTU coal reserves. Simultaneous with the acquisition the Company entered into a long-term lease with the seller for the mining of the coal reserves. The seller expects coal production to begin from the property in late 1997 or early 1998.

   In January 1996, the Company entered into three lease agreements with an operator covering approximately 60 million tons of its coal reserves in West Virginia. The leases have a fifteen-year initial term with an option to renew for an additional five-year term. The operator is obtaining operating permits on the property and is expected to begin production in 1997.

   During 1996, operators mined 1,094,000 tons of coal in West Virginia and paid an average royalty rate of $2.20 per ton compared with 868,000 tons in 1995 and at an average royalty rate of $2.51 per ton.

   VIRGINIA

   In May 1996, the Company restructured a lease with Westmoreland Coal Company in which the Company regained the lease rights to its Virginia reserves. The Company has leased approximately 90 percent of the 115 million tons relinquished in this transaction. Production from these reserves began in late 1996 and is expected to increase throughout 1997 as operators receive permits and begin operations.

   During 1996, operators mined 2,287,000 tons of coal in Virginia and paid an average royalty rate of $2.01 per ton compared with 3,273,000 tons of coal in 1995 at an average royalty rate of $2.12 per ton.

   In January 1997, the Company acquired a property in Virginia consisting of 6,500 acres with mining rights to an additional 13,100 acres. The property contains an estimated 10.5 million recoverable tons of high quality metallurgical and steam coal. Production from the property is on-going at an annual rate of approximately 1.2 million tons.

   In February 1997, Penn Virginia acquired approximately 7.5 million tons of recoverable coal on approximately 4,700 acres in Virginia adjacent to the Company's Kentucky properties. The coal is high quality, low sulfur coal suitable for the steam market. Production from the property is anticipated to begin in 1998.

TIMBER PRODUCTION

   The Company harvested and sold 4.0 million board feet for $183 per Mbf in 1996 compared with 3.2 million board feet for $158 per Mbf in 1995. In conjunction with the purchase of additional coal reserves in West Virginia described above, the Company acquired approximately 22 million board feet of standing hardwood timber. This property generated sales of 0.5 million board feet in 1996.

   The Company's timber resources are managed on a sustained yield basis using various regeneration and intermediate stand improvement techniques. The sustained yield essentially allows for the harvest of an amount equal to the annual growth of timber within the stand. Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, where Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product.

OIL AND GAS

OVERVIEW

   Penn Virginia's oil and gas properties are concentrated in western Virginia, southern West Virginia and eastern Kentucky. At December 31, 1996, the Company had approximately 178.2 Bcfe of proved reserves (175.4 Bcf of natural gas) including 162.8 Bcfe of working interests and 15.4 Bcfe of royalty interests.

PRODUCTION

   During 1996, 47,000 barrels of oil and condensate and 7.5 Bcf of natural gas, net to the Company's interest, were produced compared with 58,000 barrels and 7.2 Bcf in 1995. Prices received by the Company were $18.43 and $14.24 per barrel and $2.84 and $1.85 per Mcf for oil and gas in 1996 and 1995, respectively.

EXPLORATION AND DEVELOPMENT

   The Company drilled 48.5 net wells in 1996 of which 38.3 were development and
10.2 were exploratory. A total of 1.1 net wells were dry holes. The successful development wells added approximately 12.8 Bcfe of proved developed reserves. The exploratory wells were drilled primarily on a 50,000 acre leasehold prospect in southern West Virginia accumulated by the Company over the last five years. The Company intends to drill fifteen additional wells on this prospect in 1997.

   In 1997, the Company intends to drill 40 to 50 development wells and approximately 15 to 20 exploratory wells.

CAPITAL EXPENDITURES

   The 1997 oil and gas segment capital expenditure budget, including producing property acquisitions, is approximately $16.2 million. The capital expenditures are expected to be funded by a combination of internally generated cash flow and additional debt.

                                     1997
Capital Expenditures               Estimate           1996              1995
----------------------------------------------------------------------------
                                                 (in millions)
Proved property acquisitions            -              0.3              17.0
Unproved acquisitions                 0.2              0.2               0.1
Development                          12.8              7.3               5.4
Other                                 3.2              0.1               0.1
----------------------------------------------------------------------------
Oil and gas capital expenditures    $16.2            $ 7.9             $22.6

   Management continually reviews the Company's capital expenditure program and may increase, decrease or reallocate amounts based on industry conditions.

TRANSPORTATION

   The Company transports its natural gas to market on various gathering, transmission and pipeline systems owned primarily by third parties.

   Forty-five percent of the Company's natural gas is gathered by Consolidated Natural Gas (CNG) and the Columbia Gas System (Columbia) in southern West Virginia. The Federal Energy Regulatory Commission (FERC) is reviewing a rate case submitted by CNG that would increase interruptible gathering rates from
14.4 cents to 15.4 cents per MMBtu effective February 1, 1997. Columbia has also requested through FERC filings that its interruptible gathering rates be increased from 15.49 cents to

25.00 cents per MMBtu and its fuel retention charge be increased from 0.64 percent to 0.87 percent of volume throughput effective February 1, 1997. In addition, Columbia is expected to transfer its gathering system assets to a subsidiary Columbia Natural Resources (CNR) in 1997 at the same pending gathering rates with a 1 percent maximum retainage fee. The action is currently pending FERC approval.

   Approximately sixty percent of the Company's natural gas production is transported to market on Columbia transmission and gathering pipelines. Currently, the Company has limited pipeline transportation flexibility. Production can be adversely affected by major, long-term shutdowns of the Columbia pipeline for maintenance or replacement. The Company is negotiating with CNG to obtain additional capacity and thereby increase pipeline transportation flexibility.

MARKETING

   Penn Virginia sold its natural gas on the spot market or through short-term contracts to industrial and marketing companies in 1996. In February 1996, the Company sold approximately 5,525 MMBtu of natural gas per day, net to its interest, to various customers through fixed-price contracts for delivery during the period from April 1996 through March 1997. The Company entered into short-term sales contracts in November 1996 for the delivery of approximately 5,100 MMBtu per day from December 1996 through March 1997. In December, the Company sold approximately 2,550 MMBtu per day for the period February 1997 through December 1997. In January 1997 the Company sold approximately 8,500 MMBtu per day to various customers for delivery during the period from April 1997 to October 1997.

   The Company may use additional fixed price contracts and/or commodity derivative contracts to reduce the risk caused by fluctuations in the price of natural gas. During 1996, the Company did not use any commodity derivative contracts.

INVESTMENTS

   The Company holds equity investments in Norfolk Southern Corporation, Westmoreland Coal Company and Blue Diamond Coal Company. See Note 12 (Investments and Other Income) of the Notes to the Consolidated Financial Statements for additional information.

   In September 1996, the Company sold its sixteen percent interest in Westmoreland Resources, Inc., a joint venture which operates a Montana coal mine, to Westmoreland Coal Company. Westmoreland Coal Company exercised an option received in conjunction with the Virginia coal reserve lease restructuring and coal reserve relinquishment. The Company received $3.0 million in cash.

   Also, in September 1996, the Company contributed 400,000 shares of its Westmoreland Coal Company common stock to the Penn Virginia Corporation Benefits Trust Fund, which is a voluntary employee beneficiary association. This fund provides part of the life and medical benefits coverage for eligible retired employees of Penn Virginia.

   In the fourth quarter of 1996, Penn Virginia sold 598,600 shares of its Westmoreland Coal Company common stock to various purchasers. In December 1996, Westmoreland Coal Company filed Chapter 11, therefore Penn Virginia wrote down its investment in the remaining 755,811 shares held at year end. The sale of this stock and subsequent write-down of the remaining 755,811 shares held at year end resulted in a $3.3 million pretax charge to earnings.

   The fair value of the Company's equity portfolio at December 31, 1996 was $97.4 million compared with $96.6 million at December 31,1995.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

GENERAL

GOVERNMENT REGULATIONS

   Penn Virginia's operating segments are subject to extensive rules and regulations promulgated by various federal, state and local government agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in material compliance with all rules, regulations and laws, there can be no assurance that new interpretations of existing rules, regulations and laws will not adversely affect the Company's business and operations.

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

COAL AND LAND

OPERATING RISKS

   Penn Virginia's coal royalty stream is impacted by several factors which the Company generally cannot control. The number of tons mined annually is determined by an operator's mining efficiency, ability to market coal and ability to arrange reliable transportation to the end-user. Coal emissions are regulated by various federal and state agencies which affect the quality of coal that can be burned economically.

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

EXPLORATORY DRILLING

   Both development and exploratory drilling involve risks. However, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company anticipates the number of exploratory prospects drilled in 1997 and future years will increase compared with previous years. Consequently, it is likely the Company will experience increased levels of exploration expense in 1997 and future years.

INVESTMENTS

   The value of the Company's investment portfolio is subject to market price fluctuations and the ability to find a willing buyer for equity investments.

EMPLOYEES

   Penn Virginia had 60 employees at December 31, 1996. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

   Below is a list of executive officers of the Company including their ages and positions held. Keith Horton and Ann Horton are husband and wife. No other family relationships exist among the executive officers. Each officer is elected annually by the Board of Directors and serves at the pleasure of the Board of Directors.

                                                                                    Office
   NAME              Age                    Office                                Held Since
--------------------------------------------------------------------------------------------
A. James Dearlove    49       President and Chief Executive Officer                  1996

Steven W. Tholen     46       Vice President and Chief Financial Officer             1995

Ann N. Horton        38       Controller                                             1995

David R. Barker      41       Vice President                                         1996

Keith D. Horton      43       Vice President                                         1996

   A. James Dearlove - Mr. Dearlove is the President and Chief Executive Officer. He has served in various capacities with the Company since 1977 including Vice President since 1986, Senior Vice President since 1992 and President since 1994. Mr. Dearlove was elected to the Company's Board of Directors effective February 6, 1996. He was appointed Chief Executive Officer in May 1996. He also serves as director of the Powell River Project and the National Council of Coal Lessors.

   Steven W. Tholen - Mr. Tholen is a Vice President and the Chief Financial Officer. He joined the Company in 1995. Previously, he served in various capacities at Cabot Oil and Gas Corporation, most recently as Treasurer.

   Ann N. Horton - Ms. Horton is the Controller. She has served in various capacities with the Company since 1981, most recently as Vice President, Finance and Administration at the Company's oil and gas subsidiary.

   David R. Barker - Mr. Barker is a Vice President. He also serves as President of the Company's oil and gas subsidiary. He joined the Company in 1996. Previously, he served as Senior Vice President with The Clinton Oil Company and in various capacities with Mitchell Energy Corporation and Mobil Exploration.

   Keith D. Horton - Mr. Horton is a Vice President. He also serves as President of the Company's coal subsidiary. He has served in various capacities with the Company since 1981. Mr. Horton serves as Vice Chairman of the Central Appalachian Section of the Society of Mining Engineers. He also serves as a director of the Virginia Mining Association and the Powell River Project.

   The following terms have the meanings indicated below when used in this report.

Bbl      - means a standard barrel of 42 U.S. gallons
Bcf      - means one billion cubic feet
Bcfe     - means one billion cubic feet equivalent with one barrel of oil or condensate converted to six thousand cubic feet of natural gas based on the estimated relative energy content
Gross    - acre or well means an acre or well in which a working interest is owned
Mbbl     - means one thousand barrels
Mbf      - means one thousand board feet
Mcf      - means one thousand cubic feet
MMBtu    - means one million British thermal units
MMcf     - means one million cubic feet
Net      - acres or wells is determined by multiplying the gross acres or wells by the working interest in those gross acres or wells
Proved
Reserves - means those estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions

ITEM 2 - PROPERTIES

COAL AND LAND

         Penn Virginia's coal reserves and timber assets at December 31, 1996 were 123,000 acres in Virginia, West Virginia and Kentucky. The coal reserves are in various surface and underground seams.

         Penn Virginia's recoverable coal reserves are estimated at 358 million tons as of December 31, 1996. Recoverable coal reserves mean coal that is economically mineable using existing equipment and methods under federal and state laws now in effect. Reserve estimates are adjusted annually for production, unmineable areas and sales of coal in place. The majority of the Company's reserves are high in energy content, low in sulfur and suitable for either the steam or metallurgical markets.

         The amount of coal that a lessee can profitably mine at any given time is subject to several factors and may be substantially different from "recoverable reserves." Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

         The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar, and black cherry. The Company owns approximately 209 million board feet of standing saw timber.

OIL AND GAS

PRODUCTION AND PRICING

         The following table sets forth production, sales prices and production costs with respect to the Company's properties for the years ended December 31, 1996, 1995, 1994.

Year Ending December 31,                         1996           1995            1994
------------------------------------------------------------------------------------
Production
  Oil and condensate (Mbbls)                       47             58              73
  Natural gas (MMcf)                            7,483          7,161           6,295

Average sales price
  Oil and condensate ($/Bbl)               $    18.43      $   14.24       $   14.18
  Natural gas ($/Mcf)                      $     2.84      $    1.85       $    2.22

Production cost
  Operating cost per Mcfe                  $     0.39      $    0.40       $    0.48
  Production taxes per Mcfe                $     0.26      $    0.18       $    0.18
                                           -----------------------------------------
    Total production cost per Mcfe         $     0.65      $    0.58       $    0.66

PROVED RESERVES

   Penn Virginia had proved reserves of 454,000 barrels of crude oil and condensate and 175 Bcf of natural gas at December 31, 1996. The present value of the estimated future cash flows before income tax discounted at 10 percent (SEC PV10 Value) was $186 million. At December 31, 1996, the Company had 331 gross (206 net) proved undeveloped drilling locations.

                                          Natural
                Oil and     Natural        Gas        SEC PV10
               Condensate     Gas      Equivalents      Value
                (Mbbls)      (Bcf)        (Bcfe)        ($MM)
-------------------------------------------------------------
1996
  Developed      390          105          107           137
  Undeveloped     64           70           71            49
------------------------------------------------------------
   Total         454          175          178          $186

1995
  Developed      348           86           89            82
  Undeveloped     83           84           84            35
------------------------------------------------------------
   Total         431          170          173           117

1994
  Developed      371           78           80            58
  Undeveloped     96           50           51             9
------------------------------------------------------------
   Total         467          128          131            67

   The average prices used to determine proved reserves at December 31, 1996, 1995 and 1994 were ($/Bbl) $23.25, $16.02 and $15.00, respectively for oil and condensate and ($/Mcf) $3.74, $2.67 and $2.09, respectively for natural gas. Such prices were prices in effect as of year end 1996 and may not be indicative of future sales prices received.

   Since January 1, 1996, no oil or gas reserve information has been filed with, or included in any report to any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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

                    Gross Acreage  Net Acreage
-----------------------------------------------------
                           (in thousands)
Developed               319             165
Undeveloped             119              75
-----------------------------------------------------
  Total                 438             240

GROSS WELLS DRILLED

   The following table sets forth the gross number of exploratory and development wells drilled during the last three years. The number of wells drilled means the number of wells spud at any time during the respective year. Productive wells means either wells which are producing or which are capable of commercial production.

Years Ended December 31,     1996               1995                1994
------------------------------------------------------------------------------
Exploratory
   Productive                  -                  2                   -
   Dry                         1                  -                   4
   Under evaluation           13                  -                   -
------------------------------------------------------------------------------
    Total                     14                  2                   4

Years Ended December 31,    1996                1995                1994
------------------------------------------------------------------------------
Development
   Productive                50                  31                  56
   Dry                        1                   1                   1
------------------------------------------------------------------------------
    Total                    51                  32                  57

NET WELLS DRILLED

   The following table sets forth the number of net exploratory and development wells. Net wells equal the number of gross wells multiplied by Penn Virginia's working interest in each of the gross wells.

Years Ended December 31,     1996               1995                1994
------------------------------------------------------------------------------
Exploratory
  Productive                   -                2.0                   -
  Dry                        0.1                  -                 2.7
  Under evaluation          10.1                  -                   -
------------------------------------------------------------------------------
  Total                     10.2                2.0                 2.7

Years Ended December 31,     1996               1995                1994
------------------------------------------------------------------------------
Development
  Productive                37.3               21.5                27.4
  Dry                        1.0                1.0                 0.4
------------------------------------------------------------------------------
  Total                     38.3               22.5                27.8

PRODUCTIVE WELLS

   The number of productive oil and gas wells in which Penn Virginia had an interest at December 31, 1996 is set forth below. Productive wells are producing wells or wells capable of commercial production.

        Operated Wells     Non-Operated Wells          Total
        --------------     ------------------          -----
       Gross      Net       Gross      Net        Gross      Net
----------------------------------------------------------------
Oil        8       6           7        2           15        8
Gas      645     551         360       54        1,005      605
---------------------------------------------------------------
Total    653     557         367       56        1,020      613

ITEM 3 - LEGAL PROCEEDINGS

   The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the entire year of 1996.


PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK MARKET PRICES AND DIVIDENDS

High and low stock prices and dividends for the last two years were:

                                                 1996                           1995
------------------------------------------------------------------------------------------------------
                                                        CASH                              Cash
                                    SALES PRICE       DIVIDENDS         Sales Price      Dividends
                                   -------------------------------------------------------------------
Quarter Ended:                    HIGH       LOW         PAID         High       Low       Paid
------------------------------------------------------------------------------------------------------
March 31                          $36-1/2   $32-1/4      $.45        $34       $30-5/8     $.45
June 30                           $38-1/2   $32          $.45        $34-1/2   $27-1/2     $.45
September 30                      $37-1/2   $34          $.45        $32-1/2   $27-3/4     $.45
December 31                       $48-1/4   $35-3/8      $.45        $33       $31-1/2     $.45

The Company's common stock is traded on NASDAQ under the symbol PVIR.

ITEM 6 - SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA

Year Ended December 31,                     1996         1995         1994         1993         1992
                                          --------------------------------------------------------------
                                                     (in thousands except per share data)
Revenues                                 $   34,104   $  38,528    $  33,711    $   31,810   $    18,601
Operating income (loss)                      13,194       7,345       10,712         5,433      (12,629)
Net income (loss)                        $   13,040   $  10,084    $  13,501    $   10,252   $  (17,088)

Per common share
Net income (loss)                        $     3.00   $    2.36    $    3.15    $    2.40    $    (2.42)
Cumulative effect of accounting change            -           -            -            -         (0.60)
Dividends paid                           $     1.80   $    1.80    $    2.00    $    2.90    $      1.90
Weighted average shares outstanding           4,347       4,269        4,280        4,280          4,278

Assets
   Continuing operations                 $  229,514   $ 206,001    $ 199,259    $ 214,259    $   113,208
   Discontinued operations, net                   -           -            -            -         19,431
                                          --------------------------------------------------------------
   Total                                 $  229,514   $ 206,001    $ 199,259    $ 214,259    $   132,639
   Long-term debt                        $   21,233   $  12,700    $   9,250    $  16,575    $    22,700

SUMMARIZED QUARTERLY FINANCIAL DATA

Quarterly financial data for 1996 and 1995 were as follows:

                               1996                                        1995
-------------------------------------------------------------------------------------------------------------------
                          QUARTERS ENDED                              Quarters Ended
                          -----------------------------------------------------------------------------------------
                                        (in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------
                         MAR.31    JUNE 30    SEPT.30     DEC. 31    Mar. 31     June 30    Sept. 30    Dec. 31
-------------------------------------------------------------------------------------------------------------------
Revenues               $  8,870   $  7,809   $  7,511    $  9,914   $  7,848    $  7,299    $  5,728   $ 17,653 (a)
Operating
 income (loss)            4,095      2,888      2,339       3,872      2,835       2,550         416      1,544 (b)
Net income             $  4,257   $  2,537   $  2,696    $  3,550   $  2,642    $  5,349    $  1,091   $  1,002
Net income
 per share (c)         $   1.00   $   0.58   $   0.62    $   0.81   $   0.62    $   1.25    $   0.26   $   0.23
Weighted average
shares outstanding        4,265      4,296      4,341       4,371      4,276       4,274       4,265      4,262

(a)  Includes the Columbia Gas settlement of $11.4 million.
(b)  Includes the impairment of oil and gas properties totaling $10.9 million.
(c) The sum of the quarters may not equal the total of the respective year's net income per share due to changes in the weighted average shares outstanding throughout the year.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following review of operations and financial condition of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW

   Penn Virginia completed several important steps in 1996 which are expected to provide the basis for future growth in earnings and cash flow.

   In January 1996, the Company signed a series of lease agreements on its coal reserves in West Virginia covering approximately 60 million tons of coal.

   In May 1996, the Company restructured a lease with Westmoreland Coal Company ("Westmoreland"), whereby Penn Virginia regained control of its Virginia coal reserves previously leased to Westmoreland for approximately $10.7 million plus other considerations. Westmoreland retained a lease of certain Virginia reserves. During the course of 1996 and early 1997, approximately 90 percent of the 115 million tons regained from this transaction were leased to new operators.

   In July 1996, Penn Virginia acquired a coal and timber property in West Virginia for approximately $8.0 million. This acquisition included 15,000 acres holding an estimated 17 million tons of high BTU coal reserves and 22 million board feet of standing hardwood timber. This property has been leased to the seller and production is expected to begin in late 1997 or early 1998.

   During 1996, the Company continued to drill and develop its oil and gas properties. Penn Virginia drilled 48.5 natural gas wells. The Company also acquired over 16,000 acres of oil and gas leases or properties contiguous with or near its current properties.

   In August 1996, the Company entered into a $50.0 million senior unsecured revolving credit facility with a group of banks. This facility will allow Penn Virginia to continue its growth strategy into the future.

   Continuing its growth strategy, the Company made two coal acquisitions in early 1997.

   In January 1997, the Company acquired a property in Virginia consisting of 6,500 acres and the mining rights to an additional 13,100 acres. The property contains an estimated 10.5 million recoverable tons of high quality metallurgical and steam coal. Production from the property is ongoing at an annual rate of approximately 1.2 million tons.

   In February 1997, Penn Virginia acquired approximately 7.5 million tons of recoverable coal reserves on approximately 4,700 acres adjacent to the Company's Kentucky properties. The coal is high quality, low sulfur coal suitable for the steam market. First production from the property is anticipated to begin in 1998.

RESULTS OF OPERATIONS

CONSOLIDATED NET INCOME

   Penn Virginia's 1996 net income was $13.0 million compared with $10.1 million in 1995 and $13.5 million in 1994. Income from operations before income taxes in 1996 includes a $3.3 million loss on the Company's investment in Westmoreland Coal Company common stock.

   Net income for 1995 includes $11.4 million for the settlement of the abrogation of natural gas sales contracts by Columbia Gas, a $6.4 million gain on the sale of 100,000 shares of Norfolk Southern Corporation common stock, a $10.9 million charge on certain of the Company's proved oil and gas properties related primarily to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and a $1.5 million loss related to the sale of nonstrategic oil and gas properties.

   Net income for 1994 includes a pretax charge of $1.8 million for the impairment of oil and gas properties and the benefit of a $3.5 million adjustment related to the prior years' provision for deferred taxes.

SELECTED FINANCIAL DATA

                                     1996            1995             1994
                                   ---------------------------------------
                                         (in millions except as noted)
Revenues                          $  34.1         $  38.5          $  33.7
Operating costs and expenses         20.9            31.2             23.0
Operating income                     13.2             7.3             10.7
Net income                           13.0            10.1             13.5
Earnings per share                $  3.00         $  2.36          $  3.15

COAL AND LAND

   The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and its land assets.

SELECTED FINANCIAL AND OPERATING DATA

                                                1996     1995       1994
                                             ---------------------------
                                            (in millions except as noted)
REVENUES
  Timber                                     $   0.8   $  0.6    $   0.6
  Coal royalties                                 7.0      9.1       14.8
  Other                                          0.4        -        0.1
                                             ---------------------------
    TOTAL REVENUES                           $   8.2   $  9.7    $  15.5

EXPENSES
  Operating costs                            $   0.1   $  0.1    $   0.1
  Exploration expenses                           0.4      0.1        0.3
  Taxes other than income                        0.3      0.2        0.1
  General and administrative                     1.5      1.6        1.4
                                             ---------------------------
    Operating Expenses                           2.3      2.0        1.9
  Depreciation, depletion and amortization       0.2      0.2        0.2
                                             ---------------------------
    TOTAL EXPENSES                           $   2.5   $  2.2    $   2.1
                                             ---------------------------

OPERATING INCOME                             $   5.7   $  7.5    $  13.4
                                             ---------------------------

Production
  Royalty coal tons produced                     3.4      4.1        6.9
  Timber sales (millions of board feet)          4.0      3.2        2.6

Prices
  Royalty per ton of coal produced           $  2.07   $ 2.20    $  2.14
  Timber sales price per Mbf                 $   183   $  158    $   197


   Operating income for the coal and land segment was $5.7 million in 1996 compared with $7.5 million in 1995 and $13.4 million in 1994. The decrease in 1996 is mainly the result of Westmoreland Coal Company's suspension of its mining operations in Virginia on July 31, 1995. The suspension substantially reduced production of the Company's coal reserves. In May 1996, the Company restructured a lease with Westmoreland Coal Company in which Penn Virginia regained control of its Virginia coal reserves previously leased to Westmoreland. The Company has been successful in leasing the reserves to new operators and limited production began in late 1996 and is expected to increase throughout the next two to three years.

   Coal royalty revenues decreased from $14.8 million in 1994 to $9.1 million in 1995 which was related to the cessation of mining on the Westmoreland Coal Company Virginia lease.

   The Company expects coal production from its properties to increase in 1997 due to the expected startup of production by operators on its West Virginia and Virginia properties and production from the coal reserve acquisition completed in January 1997.

OIL AND GAS

   The oil and gas segment explores for, develops and produces crude oil and natural gas in western Virginia, southern West Virginia and eastern Kentucky. The Company also owns mineral rights to oil and gas reserves.

SELECTED FINANCIAL AND OPERATING DATA

                                                         1996       1995          1994
                                                      --------------------------------
                                                        (in millions except as noted)
REVENUES
  Oil and condensate                                  $   0.9    $   0.8       $   1.0
  Natural gas sales                                      19.3       12.3          12.2
  Royalty income                                          1.8        1.1           1.8
  Natural gas contract settlement                         0.6       11.4             -
  Other                                                   0.5        0.4           0.4
                                                      --------------------------------
     TOTAL REVENUES                                   $  23.1    $  26.0       $  15.4

EXPENSES
  Operating expenses                                  $   3.1    $   3.0       $   3.3
  Exploration expenses                                    0.4        0.4           1.4
  Taxes other than income                                 2.0        1.3           1.2
  General and administrative                              2.7        3.1           2.9
                                                      --------------------------------
     Operating Expenses                                   8.2        7.8           8.8
  Depreciation, depletion and amortization                6.6        7.6           6.1
  Impairment of properties                                  -       10.9           1.8
                                                      --------------------------------
     TOTAL EXPENSES                                   $  14.8    $  26.3       $  16.7
                                                      --------------------------------
OPERATING INCOME (LOSS)                               $   8.3    $ (0.3)       $ (1.3)
                                                      --------------------------------
Production
  Oil and condensate (MBbls)                               47         58            73
  Natural gas (Bcf)                                       6.8        6.6           5.5
  Royalty natural gas (Bcf)                               0.7        0.6           0.8

Prices
  Oil and condensate ($/Bbl)                          $ 18.43    $ 14.24       $ 14.18
  Natural gas ($/Mcf)                                    2.84       1.85          2.22
  Royalty natural gas ($/Mcf)                            2.66       1.96          2.20

   The oil and gas segment had operating income of $8.3 million in 1996 compared with an operating loss of $0.3 million in 1995 and an operating loss of $1.3 million in 1994. Revenues for 1996 were $2.9 million lower compared with 1995 due to the $11.4 million received in 1995 on the natural gas sales contract settlement with Columbia Gas offset, in part, by increased revenues from natural gas sales of $7.0 million in 1996 compared with 1995. Natural gas prices were the primary factor for this increase. The Company received an average of $2.84 per Mcf for its working interest natural gas in 1996 compared with an average of $1.85 per Mcf in 1995.

   Operating expenses increased $0.4 million in 1996 compared with 1995. Decreases in general and administrative expenses were offset by increases in taxes other than income due to the increase in production taxes related to sales revenue.

   Depreciation, depletion and amortization expense decreased $1.0 million in 1996 compared with 1995. The depletion rates were affected by the write-down of oil and gas properties as a result of the implementation of SFAS 121 in 1995. The impairment resulted from a property purchased in 1981 subject to a high-priced, take or pay natural gas sales contract which was later abrogated by Columbia Gas.

   Revenues increased $10.5 million in 1995 compared with 1994 due to the $11.4 million natural gas sales contract settlement with Columbia Gas.

   Expenses increased $9.6 million in 1995 compared with 1994, primarily as a result of the implementation of SFAS 121 in 1995.

INVESTMENTS

   Penn Virginia's investments consist primarily of shares held in Norfolk Southern Corporation.

                                                      1996            1995            1994
                                                 -----------------------------------------
                                                       (in millions except as noted)
Revenues-dividends                                  $  2.8          $  2.8        $    2.7
Expenses                                                 -               -             0.1
                                                 -----------------------------------------
  Operating Income                                  $  2.8          $  2.8        $    2.6
                                                 -----------------------------------------

Number of common shares owned at year-end
  Norfolk Southern Corporation                   1,102,400       1,102,400       1,202,400
  Westmoreland Coal Company                        755,811       1,754,411       1,754,411
  Westmoreland Resources, Inc.                           -           1,600           1,600
  Blue Diamond Coal Company                            287             287               -
                                                 -----------------------------------------

Fair value at year-end ($MM)
  Norfolk Southern Corporation                     $  97.0         $  87.5         $  72.9
  Westmoreland Coal Company                            0.4             4.6             7.9
  Westmoreland Resources Inc.                            -             4.5             4.5
  Blue Diamond Coal Company                              -               -              -
                                                 -----------------------------------------
                                                   $  97.4         $  96.6         $  85.3
                                                 -----------------------------------------

   In the third quarter of 1996, the Company contributed 400,000 shares of its Westmoreland Coal Company common stock to the Penn Virginia Corporation Benefits Trust Fund, which is a voluntary employee beneficiary association. This fund provides part of the life and medical benefits coverage for eligible retired employees of Penn Virginia.

   In the fourth quarter of 1996, the Company sold 598,600 shares of its Westmoreland Coal Company common stock to various purchasers. In December 1996, Westmoreland Coal Company filed for Chapter 11 bankruptcy, therefore Penn Virginia wrote down its investment in the remaining 755,811 shares held at year end.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW FROM OPERATING ACTIVITIES

   Net cash provided from operating activities was $18.5 million in 1996 compared with $19.6 million in 1995 which included $11.4 million from the settlement of a natural gas contract dispute, compared with $15.6 million in 1994.

   The $4.0 million increase in 1995 compared with 1994 primarily reflects the $11.4 million settlement of the natural gas contract dispute, offset in part by lower net income and a $2.7 million reduction in the change in operating assets and liabilities.

CASH FLOW FROM INVESTING ACTIVITIES

   Penn Virginia used $18.7 million in the coal segment related to acquisitions in 1996. Lease acquisition costs related to the reserve relinquishment by Westmoreland Coal Company were $10.7 million. The Company purchased a coal property in July 1996 for approximately $8.0 million. This compares with $3.3 million spent on coal lease acquisitions in 1995. Penn Virginia used $9.5 million to fund its oil and gas drilling program in 1996. This is an increase in 1996 of $4.1 million compared with development costs in 1995 of $5.4 million. Penn Virginia used $0.3 million in 1996 to acquire oil and gas properties compared with $17.0 million in 1995.

CASH FLOW FROM FINANCING ACTIVITIES

   Net cash provided (used) by financing activities was $0.4 million compared with ($9.8) million in 1995 and ($15.6) million in 1994.

WORKING CAPITAL

   At December 31, 1996, Penn Virginia had working capital of $0.7 million. In addition, Penn Virginia had debt capacity of $31.7 million under a committed revolving credit facility with a group of major U.S. banks. Management believes its portfolio of investments and sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

CAPITAL EXPENDITURES

   Capital and exploration expenditures for the Company are detailed below.

                                 1996             1995             1994
                              -----------------------------------------
                                       (in millions except as noted)
Capital Expenditures
  Coal and Land
    Lease acquisition         $  19.0           $  3.2           $  0.2
    Other                         0.1              0.3                -
                              -----------------------------------------
                              $  19.1           $  3.5           $  0.2
  Oil and Gas
    Development               $   7.3           $  5.4           $ 11.0
    Lease Acquisition             0.2              0.1              1.6
    Exploration                   2.2                -                -
    Other                         0.1              0.1                -
                              -----------------------------------------
                              $   9.8           $  5.6           $ 12.6
                              -----------------------------------------
                              $  28.9           $  9.1           $ 12.8
Proved Property Acquisition
  Oil and Gas                 $   0.3           $ 17.0           $  8.1
                              -----------------------------------------
                              $  29.2           $ 26.1           $ 20.9
Exploration Expense
  Coal and Land                   0.4              0.1              0.3
  Oil and Gas                     0.4              0.4              1.4
                              -----------------------------------------
                              $   0.8           $  0.5           $  1.7
Total Capital and
  Exploration Expenditures    $  30.0           $ 26.6           $ 22.6
                              -----------------------------------------

   Capital expenditures for the coal and land business segment were $20.6 million in 1996. The expenditures include $10.7 million paid to Westmoreland Coal Company for the relinquishment of coal reserves in Virginia and $8.0 million for the acquisition of additional coal reserves in West Virginia.

   Development drilling expenditures for the oil and gas segment were $7.3 million in 1996 compared with $5.4 million in 1995. The Company drilled 37.3 successful development wells, 10.1 exploratory wells and 1.1 net dry holes in 1996 compared with 23.5 net successful development wells and 1.0 net dry hole in 1995. Unproved property lease acquisition costs were $0.2 million compared with $0.1 million in 1995.

   Capital expenditures before lease and proved property acquisitions for 1997 are expected to be $16 to $18 million including $0.2 million to $0.5 million for the coal and land segment and $16 to $17 million for oil and gas. The Company plans to drill approximately 40 to 50 development wells and 15 to 20 exploratory wells. Management continually reviews the Company's drilling expenditures and may increase, decrease or reallocate amounts based on industry conditions.

   Management believes its cash flow from operations, portfolio of investments and sources of debt financing are sufficient to fund its 1997 planned capital expenditure program.

   In early 1997, the Company acquired two coal properties for approximately $8.9 million. The acquisition in January 1997 included approximately 10.5 million tons of recoverable coal on 6,500 acres with an additional 13,100 acres available through leases for approximately $7.0 million.

   In February 1997, the Company acquired an additional 7.5 million tons of recoverable coal on approximately 4,700 acres for approximately $1.9 million.

CHANGE IN ACCOUNTING PRINCIPLES

   In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.



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

   As of December 31, 1996, the Company has provided for approximately $50,000 to complete the remediation of a previously owned site.

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

FORWARD-LOOKING STATEMENTS

   Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition, Penn Virginia and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

   Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, expected commencement dates of coal mining or oil and gas production, projected quantities of future oil and gas production by Penn Virginia, projected quantities of future coal production by the Company's lessees producing coal from reserves leased from Penn Virginia, costs and expenditures as well as projected demand or supply for coal and oil and gas, which will affect sales levels, prices and royalties realized by Penn Virginia.

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

   Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ include, but are not necessarily limited to: the cost of finding and successfully developing oil and gas reserves; the cost of finding new coal reserves; the ability to acquire new oil and gas and coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and gas and coal; the risks associated with having or not having price risk management programs; Penn Virginia's ability to lease new and existing coal reserves; the ability of Penn Virginia's lessees to produce sufficient quantities of coal on an economic basis from Penn Virginia's reserves; the ability of lessees to obtain favorable contracts for coal produced from Penn Virginia reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and gas production; competition among producers in the coal and oil and gas industries generally and in the Appalachian Basin in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves and proved oil and gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the drilling and producing of oil and gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by Penn Virginia, including their ability to satisfy their royalty, environmental, reclamation and other obligations to Penn Virginia and others; changes in financial market conditions; changes in the market prices or value of the marketable securities owned by Penn Virginia, including the price of Norfolk Southern common stock and other risk factors detailed in Penn Virginia's Securities and Exchange commission filings. Many of such factors are beyond Penn Virginia's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

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

                                    PENN VIRGINIA CORPORATION


March 26, 1997                By:   /s/ STEVEN W. THOLEN
                                    --------------------------------------
                                    (Steven W. Tholen, Vice President and
                                          Chief Financial Officer)

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 /s/ LENNOX K. BLACK                         Chairman of the Board                March 26, 1997
----------------------------------               and Director
    (Lennox K. Black)


 /s/ JOHN D. CADIGAN                               Director                       March 26, 1997
----------------------------------
    (John D. Cadigan)


/s/  A. JAMES DEARLOVE                           Director and                     March 26, 1997
----------------------------------          Chief Executive Officer
    (A. James Dearlove)


/s/  HANS-ALBERT OPPENBORN                         Director                       March 26, 1997
----------------------------------
    (Hans-Albert Oppenborn)


/s/  JOHN A.H. SHOBER                              Director                       March 26, 1997
----------------------------------
    (John A.H. Shober)


                                                   Director                       March 26, 1997
----------------------------------
    (Johannes Teyssen)


/s/  FREDERICK C. WITSELL, JR.                     Director                       March 26, 1997
----------------------------------
    (Frederick C. Witsell, Jr.)


 /s/ MINTURN T. WRIGHT, III                        Director                       March 26, 1997
----------------------------------
    (Minturn T. Wright, III)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES

                           Index to Financial Section




Reports of Independent Public Accountants                         25

Management's Report on Financial Information                      27

Financial Statements and Supplementary Data                       28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Penn Virginia Corporation:

   We have audited the accompanying balance sheet of Penn Virginia Corporation (a Virginia corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP
                                                   -------------------------
                                                   Arthur Andersen LLP

Houston, Texas
February 11, 1997

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Penn Virginia Corporation

   We have audited the balance sheet of Penn Virginia Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.


   As discussed in the Summary of Significant Accounting Policies, in December 1995 the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                                                   /s/ KPMG PEAT MARWICK LLP
                                                   ---------------------------
                                                   KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
February 21, 1996

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

   The corporation's independent public accountants, Arthur Andersen LLP, have developed an understanding of our accounting and financial controls and have conducted such tests as they consider necessary to support their opinion on the financial statements. Their report contains an independent, informed judgment as to the corporation's reported results of operations and financial position.

   The Board of Directors pursues its oversight role for the financial statements through the Audit Committee, which consists solely of outside directors. The Audit Committee meets regularly with management, the internal auditor and Arthur Andersen LLP, jointly and separately, to review management's process of implementation and maintenance of internal controls, and auditing and financial reporting matters. The independent and internal auditors have unrestricted access to the Audit Committee.



/s/ A. JAMES DEARLOVE                        /s/ STEVEN W. THOLEN
---------------------------                  -----------------------------
A. James Dearlove                            Steven W. Tholen
President and                                Vice President and
Chief Executive Officer                      Chief Financial Officer

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Year Ended December 31,
                                                                      1996                 1995                   1994
                                                                  ----------------------------------------------------------
                                                                             (in thousands except per share data)
    REVENUES
      Timber                                                     $          810          $       555          $         554
      Oil and condensate                                                    866                  824                  1,044
      Natural gas                                                        19,347               12,263                 12,260
      Coal royalties                                                      7,009                9,131                 14,794
      Natural gas royalties                                               1,776                1,073                  1,752
      Dividends                                                           2,750                2,803                  2,709
      Natural gas contract settlement (Note 4)                              611               11,406                  -
      Other                                                                 935                  473                    598
                                                                  --------------          -----------          -------------
                                                                         34,104               38,528                 33,711

    EXPENSES
      Operating expenses                                                  3,194                3,094                  3,382
      Exploration expenses                                                  805                  469                  1,707
      Taxes other than income                                             2,443                1,732                  1,471
      General and administrative                                          7,637                7,238                  8,390
      Impairment of oil and gas properties                                 -                  10,927                  1,763
      Depreciation, depletion and amortization                            6,831                7,723                  6,286
                                                                  --------------          -----------          -------------
                                                                         20,910               31,183                 22,999

    OPERATING INCOME                                                     13,194                7,345                 10,712


    Other (Income) Expense:
      Interest expense                                                    1,389                1,964                  1,598
      Interest income                                                    (3,957)                (759)                  (852)
      Impairment of investment                                            1,917              -                     -
      (Gain) loss on sale of securities                                   1,405               (6,391)              -
      (Gain) loss on the sale of property                                   (18)               1,490                   (125)
      Other                                                              (1,633)                (803)                  (787)
                                                                  --------------          -----------          -------------
    Income from operations before income taxes                           14,091               11,844                 10,878
    Income tax expense (benefit)                                          1,051                1,760                 (2,623)
                                                                  --------------          -----------          -------------
    NET INCOME                                                   $       13,040          $    10,084          $      13,501
                                                                  ----------------------------------------------------------

    Net income per share, primary                                $         3.00          $      2.36          $        3.15
                                                                  ----------------------------------------------------------

    Weighted average shares outstanding                                   4,347                4,269                  4,280





  The accompanying notes are an integral part of these consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                               1996           1995
                                                                             -------------------------
                                                                                   (in thousands)
ASSETS
Current assets
  Cash and cash equivalents                                                 $     1,893      $   2,993
  Accounts receivable                                                             4,856          3,924
  Recoverable income taxes                                                          871            375
  Current portion of long-term notes receivable                                   1,512          4,321
  Inventories                                                                       218            187
  Current deferred income taxes                                                     776            865
  Other                                                                             210            229
                                                                             -------------------------
    Total current assets                                                        $10,336         12,894

Investments (Note 2)                                                             97,368         96,645
Long-term notes receivable (Note 3)                                               5,720          4,582

Oil and gas properties; wells and equipment, using the successful
  efforts method of accounting                                                  138,184        127,836
Other property, plant and equipment                                              33,218         12,551
  Less:  Accumulated depreciation, depletion and amortization                    56,110         49,372
                                                                             -------------------------
Total property, plant and equipment (Note 5)                                    115,292         91,015

Other assets                                                                        798            865
                                                                             -------------------------
    Total assets                                                            $   229,514      $ 206,001

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current installments on long-term debt (Note 6)                           $     2,025      $   2,000
  Accounts payable                                                                1,812          2,094
  Accrued expenses                                                                5,543          4,670
  Deferred income                                                                   279            188
  Taxes on income                                                                     8            358
                                                                             -------------------------
      Total current liabilities                                                   9,667          9,310

Other liabilities (Note 11)                                                       5,544          7,594
Deferred income taxes                                                            32,859         29,040
Long-term debt (Note 6)                                                          21,233         12,700
                                                                             -------------------------
      Total liabililites                                                         69,303         58,644

Commitments and contingencies                                                         -              -

Shareholders' equity
  Preferred stock of $100 par value -
    Authorized 100,000 shares; issued none
  Common stock of $6.25 par value -                                                   -              -
    Authorized 8,000,000 shares; issued 4,450,717 shares
      in 1996 and 4,437,517 shares in 1995                                       27,817         27,734
Other paid-in-capital                                                            36,138         35,858
Retained earnings                                                                43,240         37,978
                                                                             -------------------------
                                                                                107,195        101,570
Add:  Net unrealized holding gain - investments                                  61,215         54,614
Less: 109,477 shares in 1996 and 175,277 shares in 1995
      of common stock held in treasury, at cost                                   5,575          7,928
      Unearned compensation - ESOP                                                1,850              -
      Pension liability                                                             774            899
                                                                             -------------------------
      Total shareholders' equity                                                160,211        147,357

      Total liabilities and shareholders' equity                            $   229,514      $ 206,001
                                                                             -------------------------


  The accompanying notes are an integral part of these consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                     Net
                                                                                                     Unrealized
                                                                       Other                         Holding
                                                         Common        Paid-in       Retained        Gain-          Treasury
                                                         Stock         Capital       Earnings        investments    Stock
                                                      -----------------------------------------------------------------------
                                                                                  (in thousands)
Balance at December 31, 1993                           $  27,734     $   34,685    $     30,603    $    53,090    $  (7,435)

Net income                                                  -              -             13,501          -             -
Dividends paid, $2.00 per share                             -              -             (8,533)         -             -
Reversal of additional liability
  for pension plan                                          -               108           -              -             -
Unrealized holding gain adjustment                          -              -              -             (6,007)        -
Contribution to ESOP                                        -              -              -              -             -
                                                      -----------------------------------------------------------------------
Balance at December 31, 1994                           $  27,734     $   34,793    $     35,571    $    47,083    $  (7,435)

Net income                                                  -              -             10,084          -             -
Dividends paid, $1.80 per share                             -              -             (7,677)         -             -
Additional pension plan liability                                           899
Reversal of additional liability for
  pension plan                                              -               166           -              -             -
Reversal of special dividend paid
  on unallocated shares in
  employee stock                                            -              -              -              -               21
Unrealized holding gain adjustment                          -              -              -              7,531         -
Purchase of 17,300 shares of
  treasury stock                                            -              -              -              -             (514)
Contribution to ESOP                                            -              -              -              -             -
                                                      -----------------------------------------------------------------------
Balance at December 31, 1995                           $  27,734     $   35,858    $     37,978    $    54,614    $  (7,928)

Net income                                                  -              -             13,040          -             -
Dividends paid, $1.80 per share                             -              -             (7,778)         -             -
Additional liability for pension plan                       -              -              -              -             -
Contribution to ESOP                                        -              -              -              -            2,661
Exercise of stock options                                     83            266           -              -             (308)
Unrealized holding gain adjustment                          -              -              -              6,601         -
Allocation of ESOP shares                                   -                14           -              -             -
                                                      -----------------------------------------------------------------------
Balance at December 31, 1996                           $  27,817     $   36,138    $     43,240    $    61,215    $  (5,575)
-----------------------------------------------------------------------------------------------------------------------------



                                                         Guaranteed      Unearned                      Total
                                                         Debt To         Compensation      Pension     Stockholders'
                                                         ESOP            ESOP              Liability   Equity
                                                       -------------------------------------------------------------
                                                                              (in thousands)
Balance at December 31, 1993                           $      (900)    $      -          $    -      $    137,777

Net income                                                   -                -               -            13,501
Dividends paid, $2.00 per share                              -                -               -            (8,533)
Reversal of additional liability
  for pension plan                                           -                -               -               108
Unrealized holding gain adjustment                           -                -               -            (6,007)
Contribution to ESOP                                           600            -               -               600
                                                       -------------------------------------------------------------
Balance at December 31, 1994                           $      (300)    $      -          $    -      $    137,446

Net income                                                   -                -               -            10,084
Dividends paid, $1.80 per share                              -                -               -            (7,677)
Additional pension plan liability                                                            (899)          -
Reversal of additional liability for                                                                        -
  pension plan                                               -                -               -               166
Reversal of special dividend paid
  on unallocated shares in
  employee stock                                             -                -               -                21
Unrealized holding gain adjustment                           -                -               -             7,531
Purchase of 17,300 shares of
  treasury stock                                             -                -               -              (514)
Contribution to ESOP                                           300            -               -               300
                                                       -------------------------------------------------------------
Balance at December 31, 1995                           $     -         $                 $   (899)   $    147,357

Net income                                                   -                -               -            13,040
Dividends paid, $1.80 per share                              -                -               -            (7,778)
Additional liability for pension plan                        -                -               125             125
Contribution to ESOP                                         -                (2,000)         -               661
Exercise of stock options                                    -                -               -                41
Unrealized holding gain adjustment                           -                -               -             6,601
Allocation of ESOP shares                                    -                   150          -               164
                                                       -------------------------------------------------------------
Balance at December 31, 1996                           $     -         $      (1,850)    $   (774)   $    160,211
--------------------------------------------------------------------------------------------------------------------





  The accompanying notes are an integral part of these consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                             Year ended December 31,
                                                                                       1996              1995             1994
                                                                               ---------------------------------------------------
                                                                                                (in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                                  $       13,040     $      10,084     $      13,501
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
  Depreciation, depletion and amortization                                             6,831             7,723             6,286
  Impairment of properties                                                                 -            10,927             1,763
  Impairment of investment                                                             1,917                 -                 -
  (Gain) loss on the sale of securties                                                 1,405            (6,391)                -
  (Gain) loss on the sale of property, plant and equipment                               (18)            1,490              (125)
  Deferred income taxes                                                                 (369)           (3,474)           (3,128)
  Dry hole expense                                                                        16               (72)            1,049
  Interest income                                                                     (3,957)             (759)             (852)
  Other                                                                                  176             1,674             1,381
                                                                               ---------------------------------------------------
                                                                                      19,041            21,202            19,875
  Changes in assets and liabilities:
    Accounts receivable                                                                 (932)             (638)              594
    Inventories                                                                          (31)              412              (161)
    Other current assets                                                               2,188             1,877            (2,163)
    Accounts payable and accrued expenses                                                591            (2,855)           (2,562)
    Deferred income                                                                     (260)              (32)                6
    Taxes on income                                                                     (350)              358              (587)
    Other assets and liabilities and investments                                      (1,765)             (687)              604
                                                                               ---------------------------------------------------
    Net cash flows from operating activities                                  $       18,482     $      19,637     $      15,606

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Proceeds from the sale of securities                                                 3,448             6,656                 -
  Proceeds from the sale of property, plant and equipment                                190             1,146               314
  Payments received on long-term notes receivable                                      5,621             5,183             3,738
  Producing properties acquired                                                         (250)          (17,021)           (8,114)
  Lease acquisitions                                                                 (19,204)           (3,254)           (1,771)
  Capital expenditures                                                                (9,764)           (5,827)          (11,045)
  Note purchases                                                                           -              (800)                -
                                                                               ---------------------------------------------------
    Net cash flows used in investing activities                               $      (19,959)    $     (13,917)    $     (16,878)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Dividends paid                                                                      (7,778)           (7,677)           (8,533)
  Proceeds from long-term borrowings                                                  24,128            20,400                 -
  Repayment of long-term borrowings                                                  (16,625)          (22,275)           (7,625)
  Purchases of treasury stock                                                              -              (514)                -
  Issuance of stock                                                                      652                 -                 -
  Reduction in guaranteed debt of ESOP                                                     -               300               600
                                                                               ---------------------------------------------------
    Net cash flows from financing activities                                  $          377     $      (9,766)    $     (15,558)
                                                                               ---------------------------------------------------
    Net decrease in cash and cash equivalents                                         (1,100)           (4,046)          (16,830)
    Cash and cash equivalents - beginning of year                                      2,993             7,039            23,869
                                                                               ---------------------------------------------------
    Cash and cash equivalents - end of year                                   $        1,893     $       2,993     $       7,039
                                                                               ---------------------------------------------------

Supplemental disclosures:
  Cash paid during the year for:
    Interest                                                                  $        1,449     $       1,978     $       1,673
    Income taxes                                                              $        2,468     $       3,139     $       3,496



  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

   Penn Virginia Corporation ("Penn Virginia" or the "Company") is an Appalachia energy company. The Company owns the mineral rights to recoverable coal reserves located in Virginia, West Virginia and Kentucky. The coal reserves are leased to various operators who mine and market the coal. Penn Virginia collects royalties based on the production and sale of reserves.

   Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in western Virginia, southern West Virginia and eastern Kentucky.

CONSOLIDATION

   The consolidated financial statements include the accounts of Penn Virginia Corporation and all wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements. Certain amounts have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

   Inventories consisting primarily of tubular goods and production equipment are valued at the lower of average cost or market.

INVESTMENTS

   Investments consist of equity securities. The Company classifies its equity securities as available-for-sale. Available-for-sale securities are recorded at fair value based upon market quotations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, is charged to earnings in the period it occurs resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

NOTES RECEIVABLE

   At December 31, 1996, the Company had notes receivable of $7.2 million. The notes receivable are recorded at cost, adjusted for the amortization of discounts or accretion of premium. Discounts and premiums are amortized over the life of the notes receivable using the effective interest rate method.

OIL AND GAS PROPERTIES

   The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized. Capitalized costs of producing oil and gas fields are amortized using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis. Estimated costs (net of salvage value) of plugging and abandoning oil and gas wells are charged to depreciation, depletion and amortization expense using the units-of-production method. Oil and gas reserve quantities represent estimates only and there are numerous uncertainties inherent in the estimation process. Actual future production may be materially different from amounts estimated and such differences could materially affect future amortization of proved properties.

   The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Unproved leaseholds costs are amortized over the average holding period of five years. In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the cost of the property has been impaired. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.

   Effective December 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS 121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. Under SFAS 121, the Company reviewed the impairment of oil and gas properties and related assets on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future net cash flows, by applying future oil and gas prices available from various third parties and Company forecasts, to estimated future production of proved oil and gas reserves over their economic lives.

   Prior to 1995, the Company assessed impairment for its proved properties by comparing the aggregate carrying value of its proved properties with the undiscounted future net cash flows from proved reserves, determined in accordance with Securities and Exchange Commission regulations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

OIL AND GAS REVENUES

   Oil and gas revenues generally are recorded using the entitlement method. The Company recognizes oil and gas revenues based on the amount of oil and gas sold to purchasers on its behalf. As of December 31, 1996, the Company did not have any material oil or gas imbalances.

ROYALTIES

   Coal royalty income is recognized on the basis of tons sold and the corresponding revenue from those sales. All coal leases are based on an annual minimum payment due or a percentage of the gross sales price. Oil and natural gas royalties are recorded on the basis of volume sold.

INCOME TAX

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ("SFAS 109") Accounting for Income Taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

PER SHARE DATA

   Per share data is based on the weighted average number of shares outstanding during the year. Options are considered to be common stock equivalents and, to the extent appropriate, have been added to the weighted average common shares outstanding.

2. INVESTMENTS AND OTHER INCOME. The cost, gross unrealized holding gains (losses) and fair value of available-for-sale securities were as follows:

                                                            Gross
                                                          Unrealized
                                                           Holding             Fair
                                               Cost     Gains (Losses)        Value
                                           ----------------------------------------
                                                       (in thousands)
At December 31, 1996
   Available for sale
    Norfolk Southern Corporation           $  2,839        $  94,172       $  97,011
    Westmoreland Coal Company                   350                -             350
    Blue Diamond Coal Company                     3                4               7
                                           -----------------------------------------
                                           $  3,192        $  94,176       $  97,368

At December 31, 1995
  Available for sale
    Norfolk Southern Corporation           $  2,839        $  84,664       $  87,503
    Westmoreland Coal Company                 5,263            (658)           4,605
    Westmoreland Resources, Inc.              4,530                -           4,530
    Blue Diamond Coal Company                     3                4               7
                                           -----------------------------------------
                                           $ 12,635        $  84,010       $  96,645

Related dividend income is as follows:

Year Ended December 31,               1996        1995        1994
                                  --------------------------------
                                            (in thousands)
Norfolk Southern Corporation      $  2,470    $  2,363    $  2,309
Westmoreland Resources, Inc.           280         440         400
                                  --------------------------------
                                  $  2,750    $  2,803    $  2,709

   The Company owned 1,102,400 shares of Norfolk Southern Corporation stock at December 31, 1996 and 1995. The Company owned 755,811 and 1,754,411 shares of Westmoreland Coal Company's common stock at December 31, 1996 and at December 31, 1995 respectively

   In the fourth quarter of 1996, the Company sold 598,600 shares of its Westmoreland Coal Company common stock to various purchasers. In December 1996, Westmoreland Coal Company filed for Chapter 11 bankruptcy, therefore Penn Virginia wrote down its investment in the remaining 755,811 shares held at year end. In September 1996, the Company contributed 400,000 shares of its Westmoreland Coal Company common stock to the Penn Virginia Corporation Benefits Trust Fund, which is a voluntary employee beneficiary association. This fund provided part of the life and medical benefits coverage for eligible retired employees of Penn Virginia.

3. NOTES RECEIVABLE

Current maturities of notes receivable are as follows:

December 31,                                              1996          1995
                                                      ----------------------
                                                          (in thousands)
Current                                               $  1,512      $  4,321
Due after one year through five years                    3,453         3,402
Due after five years through ten years                   2,267         1,180
                                                      ----------------------
                                                      $  7,232      $  8,903



   Interest income included in other income amount to $5.1 million, $0.9 million and $1.3 million in 1996, 1995 and 1994 respectively. Included in 1996, 1995 and 1994 interest income was $4.7 million, $0.8 million and $1.0 million respectively, relating to notes receivable on the sale of coal-in-place.

4. NATURAL GAS CONTRACT SETTLEMENT

   The Company recorded $0.6 million in 1996 and $11.4 million in 1995 for its portion of the settlement with Columbia Gas related to the abrogation of various high-priced, take-or-pay natural gas sales contracts. The contracts related primarily to production from a portion of the Company's eastern Kentucky and western Virginia reserves.

5. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant and equipment includes:

December 31,                                                    1996             1995
                                                            -------------------------
                                                                (in thousands)
Oil and gas properties                                      $138,184         $127,836
Other property, plant and equipment:
   Land                                                          694              695
   Timber                                                        188              188
   Coal properties                                            29,713            9,169
   Other plant and equipment                                   2,623            2,499
                                                            -------------------------
                                                             171,402          140,387
Less: Accumulated depreciation,
   depletion and amortization                                 56,110           49,372
                                                            -------------------------

Net property, plant and equipment                           $115,292        $  91,015


   In May 1996, Westmoreland Coal Company relinquished its rights to an estimated 115 million tons of Penn Virginia's coal reserves located in Virginia for $10.7 million and other considerations.

   In July 1996, the Company acquired a coal and timber property in West Virginia for $8.0 million. This acquisition included 15,000 acres holding an estimated 17 million tons of coal and 22 million board feet of timber.

   During 1996, the Company drilled natural gas wells and made three producing property acquisitions in the oil and gas segment. These capital expenditures amounted to approximately $10.0 million.

6. LONG-TERM DEBT

   Long-term debt is summarized in the following table.

December 31,                                            1996          1995
                                                   -----------------------
                                                         (in thousands)
Revolving credit, variable rate of 6.3%
  at December 31, 1996 due in 2000                 $  18,304      $  8,700
Senior notes, 8.83%, due May 10, 1998                  4,000         6,000
Term loan                                                954             -
                                                   -----------------------
                                                      23,258        14,700
                                                   -----------------------
Less current maturities                                2,025         2,000
                                                   -----------------------
Total long-term debt                               $  21,233      $ 12,700


  Maturities of debt:

                                                       December 31, 1996
                                                       -----------------
                                                         (in thousands)
1997                                                        $  2,025
1998                                                           2,029
1999                                                              31
2000                                                          18,338
2001                                                              37
Thereafter                                                       798
                                                            --------
   Total                                                    $ 23,258

REVOLVING CREDIT

   During 1996, the Company entered into an agreement with a group of major U.S. banks for a $50 million unsecured revolving credit facility (the "Revolver") with a final maturity of 2000.

   The Revolver bears interest at LIBOR plus a percentage based on the borrowing utilized. The financial covenants require the Company to maintain certain levels of net worth, debt to capitalization and dividend limitation requirements among other restrictions. At December 31, 1996, the Company was in compliance with all of its covenants.

SENIOR NOTES

   In May 1991, the Company issued $10 million of its 7-year 8.83% Senior Notes to an institutional investor in a private placement offering. The 8.83% Senior Notes require five equal principal payments beginning in 1994. The Company may prepay all or a portion of the indebtedness subject to a prepayment premium. The 8.83% Senior Notes contain conditions and restrictive provisions customarily found in such notes including among other things: (i) restrictions on indebtedness of the Company and its subsidiaries, (ii) restrictions on dividends and the retirement of stock and (iii) merger with a third party except under certain limited conditions.

   Aggregate installments of the senior debt maturing in 1997 and 1998 amount to $2,000,000 and $2,000,000, respectively.

TERM LOAN

   The Company had one unsecured term loan outstanding at December 31, 1996. This note relates to an oil and gas acquisition in 1994. The note is non-interest bearing and the maturity date is September 13, 2014; an imputed interest rate of 7.75 percent is being used. The note balance is $954,000 at December 31, 1996 and $496,000 was included in the 1995 balance in other liabilities.

7. ACCRUED EXPENSES

  Accrued expenses are summarized in the following table.

December 31,                                                    1996             1995
                                                            -------------------------
                                                                   (in thousands)
Pension                                                     $    527         $    927
Compensation                                                     317              487
Accrued lease                                                    312              493
Accrued oil and gas royalties                                    541              481
Taxes other than income                                          731            1,164
Postretirement health care                                       523              340
Other                                                          2,592              778
                                                            -------------------------
                                                            $  5,543         $  4,670

8. INCOME TAXES

  The provision (benefit) for income taxes from continuing operations is comprised of the following:

Year ended December 31,                                         1996             1995             1994
                                                            ------------------------------------------
                                                                            (in thousands)
Current income taxes
  Federal                                                   $  1,013         $  3,602         $    533
  State                                                          542              523              756
                                                            ------------------------------------------
   Total current                                               1,555            4,125            1,289
Deferred income taxes
  Federal                                                      (553)          (2,336)          (3,839)
  State                                                           49             (29)             (73)
                                                            ------------------------------------------
   Total deferred                                              (504)          (2,365)          (3,912)
                                                            ------------------------------------------
Total income tax expense (benefit)                          $  1,051         $  1,760         $(2,623)

   The difference between the reported income tax expense (benefit) and income tax expense (benefit) computed by multiplying income from continuing operations before income taxes by the federal statutory income tax rate is as follows:

Year Ended December 31,                                        1996           1995          1994
                                                           -------------------------------------
                                                                        (in thousands)
Computed at federal statutory tax rate                     $  4,932       $  4,145      $  3,807
State income taxes, net of federal income tax effect            384            321           444
Dividends received deduction                                  (674)          (687)         (664)
Non-conventional fuel source credit                         (1,769)        (1,650)       (1,750)
Adjustment to prior year provisions                         (1,244)              -       (3,500)
Percentage depletion                                              -          (270)         (495)
Contribution to funded postretirement benefit plan            (420)              -             -
Other                                                         (158)           (99)         (465)
                                                           -------------------------------------
  Total income tax expense (benefit)                       $  1,051       $  1,760      $(2,623)

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

   Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability relate to the following:

December 31,                                                               1996          1995
                                                                      -----------------------
                                                                         (in thousands)
Deferred tax liabilities
 Unrealized investment gain                                           $  32,962     $  29,404
 Oil and gas drilling and development costs                              14,030        12,603
 Other                                                                      859         1,710
                                                                      -----------------------
   Total deferred liabilities                                         $  47,851     $  43,717
Deferred tax assets
 Investments due to reserves and the equity
   method of accounting                                               $ (1,051)     $   (732)
 Notes receivable from the sale of coal reserves                        (1,650)       (2,064)
 Reserve for accounts receivable                                           (46)             -
 Other property, plant, and equipment, principally due
   to differences in depreciation and depletion                         (4,784)       (6,125)
 Additional minimum pension liability adjustment                          (417)         (484)
 Accrued expenses                                                       (1,557)       (2,219)
 Deferred income for financial reporting purposes                         (808)         (878)
 Alternative minimum tax credit carryforwards                           (4,608)       (3,040)
 State tax loss carryforward                                              (427)         (391)
 Postretirement benefit contribution carryforward                         (420)             -
                                                                      -----------------------
                                                                       (15,768)      (15,933)
Valuation allowance for state tax loss carryforwards                          -           391
                                                                      -----------------------
 Total deferred assets                                                $(15,768)     $(15,542)
                                                                      -----------------------
Net deferred income tax liability                                     $  32,083     $  28,175

   As of December 31, 1996, the Company had available for federal income tax purposes, alternative minimum tax credits of approximately $4.6 million which can be carried forward indefinitely as a credit against the regular tax liability.

   The Company has various state tax loss carryforwards of approximately $5.2 million at December 31, 1996 which expire between the years 2009 and 2011.

   The Company has a carryforward of excess contributions to a funded postretirement benefit plan of approximately $1.2 million at December 31, 1996. The excess contributions can be carried forward indefinitely.

9. PENSION PLANS

   The Company and its wholly-owned subsidiaries provided a noncontributory, defined benefit pension plan and early retirement programs (the "Plans") for eligible employees. Benefits are based on the employee's average annual compensation and years of service. Pension expense amounted to $527,000, $457,000 and $971,000 in 1996, 1995 and 1994, respectively.

   Benefits accrued by the Company's employees under the defined benefit plan were frozen effective June 30, 1996. In connection with the freezing of such benefits the Company recognized a charge of $228,000. The Company believes the freezing of the defined benefit plan may result in reduced future annual net periodic pension expense.

   Net periodic pension costs for the years 1996, 1995 and 1994 consist of the following components:

Year Ended December 31,                                   1996        1995        1994
                                                        ------------------------------
                                                                (in thousands)
Service cost                                            $  129      $  103      $  108
Interest cost on projected benefit obligations             843         886         821
Actual return on plan assets                              (973)     (1,605)         25
Net amortization and deferral                              300       1,073        (620)
Special termination benefits                               228           -         637
                                                        ------------------------------
   Pension expense                                      $  527      $  457      $  971

   The following sets forth the funded status of the plans:

December 31,                                                   1996             1995
                                                          --------------------------
                                                                (in thousands)
Actuarial present value of benefit obligations:
   Vested benefits                                        $  11,657        $  11,924
   Nonvested benefits                                            95               77
                                                          --------------------------
Accumulated benefit obligations                              11,752           12,001
Effect of assumed future compensation levels                      -              452
                                                          --------------------------
Projected benefit obligation                                 11,752           12,453
Fair value of assets held in plan                           (8,179)          (7,761)
Unrecognized cumulative net loss                            (1,191)          (1,836)
Unrecognized prior service cost                                (73)            (297)
Unrecognized implementation pension asset                      (37)             (60)
Additional liability recognized                               1,301            1,731
                                                          --------------------------
   Unfunded accrued pension cost                          $   3,573        $   4,230

Unfunded accrued pension cost at beginning of year        $   4,230        $   4,280
Current year's pension expense                                  527              457
Additional liability recognized                               (430)              158
Current year's contributions                              $   (754)        $   (665)
                                                          --------------------------
   Unfunded accrued pension cost at end of year           $   3,573        $   4,230

   The weighted-average discount rate used to measure the projected benefit obligations is 7.25 percent. The long-term rate of return on assets is
9.50 percent.

10.  OTHER POSTRETIREMENT BENEFITS

   The Company sponsors a defined benefit postretirement plan that covers employees hired prior to January 1, 1991 who retire from active service. The plan provides medical benefits for the retirees and dependents and life insurance for the retirees. The medical coverage is noncontributory for retirees who retired prior to January 1, 1991 and may be contributory for retirees who retire after December 31, 1990.

   Postretirement benefit expense for 1996 and 1995 includes the following components:

Year Ended December 31,                                     1996               1995
                                                          -------------------------
                                                                 (in thousands)
Service cost                                               $  32              $  28
Interest cost on accumulated postretirement
  benefit obligation                                         281                292
Actual return on plan assets                                 769               (59)
Net amortization and deferral                              (820)                 11
                                                          -------------------------
                                                          $  262             $  272

The following sets forth the funded status of the plan:

Year Ended December 31,                                     1996               1995
                                                        ---------------------------
                                                                 (in thousands)
Accumulated postretirement benefit obligation
  Retirees                                              $  3,684           $  3,551
  Fully eligible and other active plan participants          399                363
                                                        ---------------------------
                                                           4,083              3,914
Plan assets at fair value                                (1,620)            (1,513)
                                                        ---------------------------

Accumulated postretirement benefit obligation
  in excess of plan assets                                 2,463              2,401
Unrecognized loss                                        (1,577)              (538)
                                                        ---------------------------
Unfunded accrued postretirement benefit cost              $  886           $  1,863

Unfunded accrued postretirement benefit cost
  at beginning of year                                  $  1,863           $  1,874
Current year's postretirement benefit expense                262                272
Current year's contributions                             (1,239)              (129)
Other                                                          0              (154)
                                                        ---------------------------
Unfunded accrued postretirement benefit cost
  at end of year                                        $    886           $  1,863

        For measurement purposes, the following rates were assumed: medical trend of 9.5 percent reducing to 5.5 percent by 2004, 7.25 percent discount rate and a 3.0 percent net return on assets.

11.  OTHER LIABILITIES

   The oil and gas segment had operating income of $8.3 million in 1996 compared with an operating loss of $0.3 million in 1995 and Other liabilities are summarized in the following table:

December 31,                                                1996        1995
                                                          ------------------
                                                             (in thousands)
Postretirement health care                                $  363    $  1,523
Deferred income                                            1,586       1,711
Pension                                                    3,046       3,303
Other                                                        549       1,057
                                                          ------------------
                                                          $5,544    $  7,594

12.  STOCK OPTION AND STOCK OWNERSHIP PLANS

STOCK OPTION PLANS

   On May 2, 1995, the 1994 Stock Option Plan (1994 Plan) and the 1995 Directors' Stock Option Plan (1995 Plan) were approved by the shareholders. The Company also has outstanding stock options under another stock option plan, the 1980 Incentive Stock Option Plan (1980 Plan) which has expired. Under these plans, incentive and nonqualified stock options may be granted to key employees and officers of the Company and nonqualified stock options may be granted to directors of the Company. Under the 1980 Plan, some options were granted with stock appreciation rights (SARs); however, none of the options outstanding at December 31, 1996 have SARs.

   Options granted under the 1980, 1994 and 1995 Plans may be exercised at any time after twelve months and prior to ten years following the grant, subject to special rules that apply in the event of death, retirement and/or termination of an optionee. The exercise price of all options granted under the Plans is at fair market value of the Company's stock on the date of the grant. Of the 686,750 options that were granted under the Plans, 308,800 options have been exercised, forfeited or have expired. At December 31, 1996, options totaling 377,950 remain outstanding.

   The Company also awarded three different grants of nonqualified stock options to individual directors. Two grants which were made in 1992, one for 20,000 options and one for 10,000 options, expired in 1996. A third grant was made in 1994 for 20,000 options. These options may be exercised any time after twelve months and prior to ten years following the date of the grant. At December 31, 1996, the 20,000 options from the individual grants remain outstanding.

   The following table summarizes information with respect to the common stock options awarded under the Plans and grants described above:

                                              1996                            1995                             1994
                                ------------------------------------------------------------------------------------------------
                                    SHARES                       Shares                            Shares
                                    UNDER     WEIGHTED AVG.       Under       Weighted Avg.         Under      Weighted Avg
                                   OPTIONS    EXERCISE PRICE     Options      Exercise Price       Options     Exercise Price
                                ------------------------------------------------------------------------------------------------
Outstanding,
  Beginning of year                251,450          $  34.73         93,350         $  40.69          84,050         $  43.79
Granted-Options                    207,200          $  33.48        196,500         $  32.46          20,000         $  31.25
Exercised-Options                   20,000          $  32.57              -         $      -               -         $      -
Cancelled                           40,700          $  40.17         38,400         $  37.61          10,700         $  47.39
Outstanding,
  End of year                      397,950          $  33.63        251,450         $  34.73          93,350         $  40.69

Weighted average of fair
  value of options granted
  during the year               $    10.05          $   9.76

   The following table summarizes certain information regarding stock options outstanding at December 31, 1996:

                                     Options Outstanding                          Options Exercisable
                    ------------------------------------------------------------------------------------
 Range of                Number         Weighted Avg.      Weighted Avg.         Number     Weighted Avg
 Exercise             Outstanding         Remaining           Exercise        Exercisable     Exercise
  Price               at 12/31/96      Contractual Life        Price          at 12/31/96      Price
------------        ------------------------------------------------------------------------------------
$ 31 to $ 35           379,000              8.6             $  32.93           172,000       $ 32.26
$ 42 to $ 48            13,700              2.8             $  44.74            13,700       $ 44.74
$ 52 to $ 57             5,250              1.0             $  55.42             5,250       $ 55.42

   The Company applies the intrinsic value method for reporting compensation expense pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to its stock-based compensation plans. Accordingly, no compensation expense has been recognized for awards granted under these plans. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the fair value method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's proforma net income and earnings per share for the years ended December 31, 1996 and 1995, would have been as follows:

                                     1996              1995
                                  --------------------------
Net Income (in thousands)         $  12,032         $  9,464
Earnings per share                $    2.77         $   2.22

   The fair value of the options granted during 1995 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 5.27 percent-5.45 percent b) expected volatility of 40.21 percent-41.17 percent, c) risk-free interest rate of 5.70 percent-7.64 percent and d)expected life of 10 years.

   The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

EMPLOYEE STOCK OWNERSHIP PLAN

   In February 1996, the Board of Directors extended the Employees' Stock Ownership Plan ("ESOP"). The ESOP borrowed $2.0 million from the Company and used the proceeds to purchase treasury stock. Under the terms of the ESOP, the Company will make annual contributions over a 10-year period.

13.  SEGMENT INFORMATION

   Penn Virginia's operations are classified into two business segments:

        Coal and Land - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.
        Oil and Gas - crude oil and natural gas exploration, development and production.

                                                  Corporate
                          Coal & Land  Oil & Gas  and Other  Consolidated
                          -----------------------------------------------
                                           (in thousands)
December 31, 1996
Revenues                  $  8,235     $  23,119  $  2,750    $  34,104
Operating income (loss)      5,731         8,337     (874)       13,194
Identifiable assets         38,696        90,657   100,161      229,514
Depreciation, depletion
  and amortization             196         6,576        59        6,831
Capital expenditures        19,076        10,081        61       29,218

                                                  Corporate
                          Coal & Land  Oil & Gas  and other  Consolidated
                          -----------------------------------------------
                                           (in thousands)
December 31, 1995
Revenues                  $  9,760     $  25,965  $  2,803    $  38,528
Operating income (loss)      7,578         (345)       112        7,345
Identifiable assets         19,604        87,837    98,560      206,001
Depreciation, depletion
  and amortization             136         7,550        37        7,723
Capital expenditures         3,466        22,597        39       26,102

                                                  Corporate
                          Coal & Land  Oil & Gas  and Other  Consolidated
                          --------------------------------------------------
                                           (in thousands)
December 31, 1994
Revenues                 $  15,465     $  15,428  $  2,818    $  33,711
Operating income (loss)     13,374       (1,257)   (1,405)       10,712
Identifiable assets         24,344        85,041    89,874      199,259
Depreciation, depletion
  and amortization             174         6,071        41        6,286
Capital expenditures           239        20,683         8       20,930

   Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of assets, unallocated general corporate expenses, interest expense and income taxes.

   Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.

14.  COMMITMENTS AND CONTINGENCIES

RENTAL COMMITMENTS

   Minimum rental commitments under all non-cancelable operating leases, primarily real estate, in effect at December 31, 1996 were:

Year ending December 31,
--------------------------------------
1997                        $  831,215
1998                           739,567
1999                           579,364
2000                            52,600
2001 and thereafter                  -
--------------------------------------
Total minimum payments      $2,202,746

LEGAL

   The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

15.  CONCENTRATION OF CREDIT RISK

    At December 31, 1996 the Company had notes receivable with face values of $33.4 million and unamortized discount of $26.2 million for a net carrying value of $7.2 million due from three purchasers of coal reserves. The notes are secured by the assets purchased and are being repaid from the cash flow from the sale of production.

16.  SUBSEQUENT EVENTS

    In early 1997, the Company sold an additional 750,000 shares of Westmoreland Coal Company common stock. Penn Virginia has 5,811 shares remaining as a result of the sale.

    In January 1997, the Company acquired a property in Virginia consisting of 6,500 acres and the mining rights to an additional 13,100 acres. The property contains an estimated 10.5 million recoverable tons of high quality metallurgical and steam coal. Production from the property is ongoing at an annual rate of approximately 1.2 million tons. The purchase price of this property was approximately $7.0 million.

    In February 1997, Penn Virginia acquired approximately 7.5 million tons of recoverable coal on approximately 4,700 acres adjacent to the Company's Kentucky properties. The coal is high quality, low sulfur coal suitable for the steam market. Production from the property is anticipated to begin in 1998. The purchase price of this property was approximately $1.9 million.

17. SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

    The following supplementary information regarding the oil and gas producing activities of Penn Virginia is presented in accordance with the requirements of the Securities and Exchange Commission (SEC) and the Statement of Financial Accounting Standards No. 69. The amounts shown include Penn Virginia's net working and royalty interests in all of its oil and gas operations.

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

Year Ended December 31,                                     1996            1995           1994
                                                       ----------------------------------------
                                                                   (in thousands)
Proved properties                                      $  46,744       $  45,934      $  28,913
Unproved properties                                        1,267           1,256          2,362
Wells, equipment and facilities                           87,832          78,437         76,403
Support equipment and facilities                           2,341           2,209          2,601
                                                       ----------------------------------------
                                                       $ 138,184       $ 127,836      $ 110,279

Accumulated depreciation, depletion and amortization      51,086          44,573         29,491
                                                       ----------------------------------------
Net capitalized costs                                  $  87,098       $  83,263      $  80,788


COSTS INCURRED IN CERTAIN OIL AND GAS ACTIVITIES

Year Ended December 31,                                     1996            1995           1994
                                                       ----------------------------------------
                                                                   (in thousands)
Proved Property acquisition costs                      $     250       $  17,021      $   8,170
Unproved Property acquisition costs                          189             151          1,544
Exploration costs                                          2,604             376          1,419
Development costs                                          7,305           5,426         10,969
                                                       ----------------------------------------
   Total Costs Incurred                                $  10,348       $  22,974      $  22,102

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

Year Ended December 31,                                     1996            1995           1994
                                                       ----------------------------------------
                                                                   (in thousands)
Revenues                                               $  21,989       $  14,159      $  15,428
Natural gas contract settlement                              611          11,406              -
Production costs                                           5,113           4,366          4,452
Exploration costs                                            402             376          1,419
Depreciation, depletion and amortization                   6,576           7,550          6,071
Impairment of properties                                       -          10,927          1,763
                                                       ----------------------------------------
                                                          10,509           2,346          1,723
Income tax expense                                           981             821            603
                                                       ----------------------------------------
Results of operations                                  $   9,528       $   1,525      $   1,120

OIL AND GAS RESERVES

   The following schedule presents the estimated oil and gas reserves owned by Penn Virginia. This information includes Penn Virginia's royalty and net working interest share of the reserves in western Virginia, southern West Virginia and eastern Kentucky. Net proved oil and gas reserves as of December 31, 1996, were estimated by the Company's engineers and were reviewed by Williamson Petroleum Consultants, Inc.(Williamson) of Houston, Texas. Net proved oil and gas reserves as of December 31, 1995 and 1994 were estimated by Williamson.

   There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available. All reserves are located in the United States.

   Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions at the end of the respective years. Proved developed oil and gas reserves are those reserves expected to be recovered through existing equipment and operating methods.

   Net quantities of proved reserves and proved developed reserves during the periods indicated are set forth in the tables below:

                                                              Oil and         Natural
Proved Developed and                                         Condensate          Gas
Undeveloped Reserves:                                         (MBbls)          (MMcf)
                                                             ------------------------
December 31, 1993                                                505          117,143
Revisions of previous estimates                                   32         (16,650)
Extensions, discoveries and other additions                        3           12,980
Production                                                      (73)          (6,295)
Purchase of reserves                                               -           20,754
                                                             ------------------------
December 31, 1994                                                467          127,932
Revisions of previous estimates                                   22              888
Extensions, discoveries and other additions                        -            3,511
Production                                                      (58)          (7,161)
Purchase of reserves                                               -           46,556
Sale of reserves in place                                          -          (1,465)
                                                             ------------------------
DECEMBER 31, 1995                                                431          170,261
REVISIONS OF PREVIOUS ESTIMATES                                   70            7,861
EXTENSIONS, DISCOVERIES AND OTHER ADDITIONS                        -            4,579
PRODUCTION                                                      (47)          (7,483)
PURCHASE OF RESERVES                                               -              230
                                                             ------------------------
DECEMBER 31, 1996                                                454          175,448

PROVED DEVELOPED RESERVES:
  December 31, 1994                                              371           78,125
  December 31, 1995                                              348           86,566
  DECEMBER 31, 1996                                              390          105,113

   The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Gas prices were escalated only where existing contracts contained fixed and determinable escalation clauses. Contractually provided gas prices in excess of estimated market clearing prices were used in computing the future cash inflows only if the Company expects to continue to receive higher prices under legally enforceable contract terms. Future prices actually received may differ from the estimates in the standardized measure.

   Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties. In addition , the effects of statutory depletion in excess of tax basis, available net operating loss carryforwards and investment tax credit carryforwards were used in computing future income tax expense. The resulting annual net cash inflows were then discounted using a 10 percent annual rate.

                                                                                       December 31,
                                                                           1996            1995           1994
                                                                       ---------------------------------------
                                                                                     (in thousands)
Future cash inflows                                                    $666,658        $461,899       $274,323
Future production costs                                                 163,477         125,561         87,729
Future development costs                                                 38,639          43,850         33,957
                                                                       ---------------------------------------
                                                                        464,542         292,488        152,637
Future income tax expense                                               100,285          84,321         36,923
                                                                       ---------------------------------------
Future net cash flows                                                   364,257         208,167        115,714
10% annual discount for estimated timing of cash flows                  210,966         119,933         59,634
                                                                       ---------------------------------------
Standardized measure of discounted future net cash flows               $153,291       $  88,234      $  56,080

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

Year Ended December 31,                                                    1996            1995           1994
                                                                    ------------------------------------------
                                                                                     (in thousands)
Sales of oil and gas, net of production costs                       $  (16,876)      $  (9,793)      $(10,976)
Net changes in prices and production costs                               59,168          29,695       (26,667)
Extension, discoveries and additions, net of costs                        3,932           (234)          3,930
Development costs incurred during the period                              5,456           5,426         14,701
Revisions of previous quantity estimates                                  9,412             857       (10,074)
Purchase of minerals-in-place                                               275          24,590          8,285
Sale of minerals-in-place                                                     -         (1,525)              -
Accretion of discount                                                    11,719           6,686          8,726
Net change in income taxes                                              (4,150)        (19,152)        (4,466)
Other changes                                                           (3,879)         (4,396)          8,554
                                                                    ------------------------------------------
Net increase (decrease)                                                  65,057          32,154        (7,987)
Beginning of year                                                        88,234          56,080         64,067
                                                                    ------------------------------------------
End of year                                                         $   153,291      $   88,234      $  56,080

   Natural gas prices have declined significantly since December 31, 1996. Accordingly, the discounted future net cash flows would be reduced if the standardized measure was calculated in the first quarter of 1997.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Penn Virginia engaged Arthur Andersen LLP as independent public accountants for the Company following the dismissal of KPMG Peat Marwick LLP in August, 1996. The Audit Committee of the Board of Directors approved the change in independent public accountants.

   KPMG Peat Marwick LLP's report on the financial statements of the Company for the year ended December 31, 1995, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, or as to any other matter. During the year ended December 31, 1995, and the subsequent interim period preceding the dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused it to make reference thereto in its report on the financial statements of the Company for such year. Additionally, no "reportable events" (as such term is defined under the applicable rules and regulations of the Securities and Exchange Commission) occurred during the year ended December 31, 1995, or the subsequent interim periods preceding KPMG Peat Marwick LLP's dismissal.


                                     46.01

PART III

ITEMS 10, 11, 12 AND 13 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, EXECUTIVE OFFICERS OF THE COMPANY, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Except for information concerning executive officers of the Company included as an unnumbered item in Part 1, in accordance with General Instruction G(3), reference is hereby made to the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Financial Statements
       1. Financial Statements - The financial statements filed herewith are listed in the Index to Financial Statements on page 24 of this report.

      (b)     Exhibits
    (3.1) Amended and restated articles of incorporation of the Company (incorporated by reference to Exhibit 4 (a) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 (Registration No. 33-40430)).
    (3.2) Amended bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-753)).
    (4.1) Credit Agreement dated August 21, 1996 between Penn Virginia Corporation and Texas Commerce Bank National Association, as Agent (incorporated by reference to Exhibit 4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-753)).
    (4.2) Copies of various other long-term debt instruments and agreements of the Company are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Company agrees to furnish copies of such debt instruments and agreements to the Commission upon request.
   (10.1) Penn Virginia Corporation and Affiliated Companies Employees' Stock Ownership Plan, as amended (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-753)).
   (10.2) Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Appendix 5 of the Prospectus comprising part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1982 ( Registration No. 2-77500)).
   (10.3) Form of agreement to evidence stock options and stock appreciation rights granted under the Penn Virginia Corporation 1980 Incentive Stock Option Plan ( incorporated by reference to
              Exhibit 15.1(b) to the Company's Registration Statements on Form S-8 filed with the Securities and Exchange commission on May 13, 1982 ( Registration No. 2-77500)).
   (10.4) Amendment No. 1 to Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-753)).
   (10.5) Penn Virginia Corporation and Affiliated Companies' Employees' Retirement/Savings Plan (incorporated by reference to Exhibit 18(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 ( Registration No. 33-40430)).
   (10.6) The Company has adopted a policy concerning severance benefits for certain senior officers of the Company. The description of such policy is incorporated herein by reference to the description of such policy contained in the Company's definitive Proxy Statement dated March 31, 1997.
   (10.7) Penn Virginia Corporation 1994 Stock Option Plan ( incorporated by reference to Annex A of the Company's definitive Proxy Statement dated March 28, 1995 (Commission File No. 0-753)).
   (10.8) Penn Virginia Corporation 1995 Directors' Stock Option Plan (incorporated by reference to Annex B of the Company's definitive Proxy Statement dated March 28, 1995 (Commission File No. 0-753)).

     (16)     Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Company's
              Current Report on Form 8-K/A filed on September 6, 1996
              (Commission File No. 0-753)).
     (21)     Subsidiaries of the Company.
     (23.1)   Consent of KPMG Peat Marwick LLP
     (23.2)   Consent of Arthur Andersen LLP
      (c)     Reports on Form 8-K:
              Registrant did not file a Current Report on Form 8-K during the fiscal quarter ended December 31, 1996