Form 10-Q
period 1997-03-31
PENN VIRGINIA CORP
filed 1997-05-15
CIK 77159

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                   to
                              -------------------  --------------------

Commission File Number 0-753


                            PENN VIRGINIA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Virginia                                                23-1184320
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


   100 MATSONFORD ROAD SUITE 200
   RADNOR, PA                                                   19807
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (610) 687-8900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


Number of shares of common stock of registrant
 outstanding at May 7, 1997:  4,136,926

                            PENN VIRGINIA CORPORATION

                                      INDEX




                                                                                        PAGE
PART I         Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three                                 1
months ended March 31, 1997 and 1996

Condensed Consolidated Balance Sheets as of March 31, 1997 and                            2
December 31, 1996

Condensed Consolidated Statements of Cash Flows for the three                             4
months ended March 31, 1997 and 1996

Notes to Condensed Consolidated Financial Statements                                      5

Item 2.  Management's Discussion and Analysis of Financial Condition                      6
and Results of Operations

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                13

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------        -------
                                                        (UNAUDITED)
REVENUES:
       Timber                                            $    206        $    74
       Oil and condensate                                     227            167
       Natural gas                                          5,620          5,362
       Coal royalties                                       2,645          1,719
       Natural gas royalties                                  520            546
       Dividends                                              662            617
       Other income                                           361            385
                                                         --------        -------
           TOTAL REVENUES                                $ 10,241        $ 8,870

EXPENSES:
       Operating expenses                                $    832        $   726
       Exploration expenses                                   138             81
       Taxes other than income                                691            647
       General and administrative                           1,614          1,695
       Depreciation, depletion, amortization                1,503          1,626
                                                         --------        -------
           TOTAL EXPENSES                                $  4,778        $ 4,775

OPERATING INCOME                                         $  5,463        $ 4,095

OTHER (INCOME) EXPENSE:
       Interest expense                                  $    473        $   274
       Gain on sale of property                                (7)           (17)
       Other income                                          (992)          (809)
                                                         --------        -------
       Income before income tax                          $  5,989        $ 4,647
       Income tax expense                                   1,263            390
                                                         --------        -------
NET INCOME                                               $  4,726        $ 4,257
                                                         ========        =======

NET INCOME PER SHARE, PRIMARY                                1.10           1.00
                                                         ========        =======

WEIGHTED AVERAGE SHARES OUTSTANDING (IN THOUSANDS)          4,310          4,265





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                         March 31,        December 31,
                                                                        ---------        ---------
                                                                           1997              1996
                                                                        ---------        ---------
                                                                       (UNAUDITED)


               ASSETS

               CURRENT ASSETS
       Cash and cash equivalents                                        $   1,806        $   1,893
       Accounts receivable                                                  4,417            4,856
       Current portion of long-term notes receivable                        1,422            1,512
       Current deferred income taxes                                          776              766
       Recoverable income taxes                                               199              871
       Inventories                                                            233              218
       Prepaid expenses                                                       215              210
                                                                        ---------        ---------
           TOTAL CURRENT ASSETS                                             9,068           10,336
                                                                        ---------        ---------

Investments                                                                93,987           97,368
Long-term notes receivable                                                  5,312            5,720

Oil and gas properties; wells and equipment, using the
       successful efforts method of accounting                            139,034          138,184
Other property, plant and equipment                                        42,192           33,218
       Less: Accumulated depreciation, depletion and amortization         (57,595)         (56,110)
                                                                        ---------        ---------
           TOTAL PROPERTY, PLANT AND EQUIPMENT                            123,631          115,292
                                                                        ---------        ---------

Intangible assets, net of amortization                                        512              498
Other assets                                                                  283              300

           TOTAL ASSETS                                                 $ 232,793        $ 229,514
                                                                        =========        =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                     March 31,     December 31,
                                                                                  --------------   -------------
                                                                                       1997             1996
                                                                                  --------------   -------------
                                                                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current installments on long-term debt                                            $        2,025   $       2,025
Accounts payable                                                                           1,408           1,812
Accrued expenses                                                                           4,030           5,543
Deferred liabilities                                                                         279             279
Taxes on income                                                                              101               8
                                                                                  --------------   -------------
           TOTAL CURRENT LIABILITIES                                                       7,843           9,667
                                                                                  --------------   -------------


Other liabilities                                                                          5,336           5,366
Deferred income taxes                                                                     32,255          32,859
Long-term debt                                                                            34,723          21,233
Minority interest                                                                            175             178
                                                                                  --------------   -------------
           TOTAL LIABILITIES                                                              80,332          69,303
                                                                                  --------------   -------------

Commitments and contingencies                                                                  -               -

SHAREHOLDERS' EQUITY
Preferred stock of $100 par value-
  authorized 100,000 shares; none issued
Common stock of $6.25 par value-
  authorized 8,000,000 shares, issued 4,450,717
  shares and 4,450,717 shares in 1997 and 1996, respectively                              27,817          27,817
Other paid in capital                                                                     36,154          36,138
Retained earnings                                                                         46,106          43,240
                                                                                  --------------   -------------
                                                                                         110,077         107,195
Less: 319,423 shares in 1997 and 109,477 in 1996
   of common stock held in treasury, at cost                                              14,286           5,575
Pension liability                                                                            774             774
Unearned compensation - ESOP                                                               1,800           1,850
Add:       Net unrealized investment holding gain                                         59,244          61,215
                                                                                  --------------   -------------

           TOTAL SHAREHOLDERS' EQUITY                                                    152,461         160,211
                                                                                  --------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $      232,793   $     229,514
                                                                                  ==============   =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                             (DOLLARS IN THOUSANDS)


                                                                      Three Months
                                                                      Ended March 31,
                                                                  -----------------------
                                                                    1997           1996
                                                                  --------        -------
                                                                 (UNAUDITED)


CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                        $  4,726        $ 4,257
Adjustments to reconcile net income to net
 cash provided by operating activities:
       Depreciation, depletion, and amortization                     1,503          1,626
       Gain on sale of property, plant and equipment                    (7)           (17)
       Deferred income taxes                                           457           (709)
       Other                                                          (702)          (517)
       Decrease in current assets                                      420            510
       Increase (Decrease) in current liabilities                   (1,152)            19
       (Increase) Decrease in other assets                             (15)             1
       Increase (Decrease) in other liabilities                        (30)           358
       Decrease in minority interest                                    (4)            (4)
                                                                  --------        -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES              $  5,196        $ 5,524

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from the sale of securities                       $    350        $    --
       Proceeds from notes                                           1,230          1,348
       Proceeds from sale of fixed assets                               26             20
       Capital expenditures                                         (9,855)           (73)
                                                                  --------        -------
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       $ (8,249)       $ 1,295

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                             $ (1,859)       $(1,918)
       Proceeds from long-term debt borrowings                      16,013              0
       Repayment of long-term debt principal                        (2,542)        (3,950)
       Purchase of treasury stock                                   (8,662)             0
       Issuance of stock                                                16            323
                                                                  --------        -------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       $  2,966        $(5,545)
                                                                  --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              $    (87)       $ 1,274
CASH AND CASH EQUIVALENTS-BEGINNING BALANCE                          1,893          2,993
                                                                  --------        -------
CASH AND CASH EQUIVALENTS-ENDING BALANCE                          $  1,806        $ 4,267
                                                                  ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid to date for:
           Interest                                               $    412        $   123
           Income taxes                                                198            833



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PENN VIRGINIA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


MARCH 31, 1997

(1)            ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1996 annual report on Form 10-K. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


(2)            SECURITIES

        The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at March 31, 1997 were as follows:

                                                                     Gross Unrealized            Market
                                                    Cost             Holding Gain (loss)         Value
                                              --------------         --------------          ------------
Available-for-sale:
Norfolk Southern Corporation                  $        2,839         $       91,141          $     93,980
Blue Diamond Coal Company                                  3                      4                     7
                                              --------------         --------------          ------------
                                              $        2,842         $       91,145          $     93,987


(3)            ACQUISITIONS

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

(4)            LEGAL

        The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

(5)            INCOME TAXES

        The Company accounts for income taxes using the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

        Income taxes for the interim periods have been provided using the estimated annualized effective tax rate.

(6)            EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in the first quarter of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15 "Earnings per Share."



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Penn Virginia reported 1997 first quarter earnings of $4.7 million or $1.10 per share compared with $4.3 million or $1.00 per share for the first quarter of 1996. On a consolidated basis, revenues increased $1.4 million, primarily as a result of production increases in the coal segment and price increases in the oil and gas segment. Operating expenses for the first quarter of 1997 remained flat compared with the first quarter of 1996. Interest expense increased from $0.3 million in the first quarter of 1996 to $0.5 million in the first quarter of 1997 as a result of increases in bank borrowings under the credit facility for first quarter primarily due to the completion of two coal acquisitions and the purchase of treasury stock. Income taxes increased from $0.4 million in the first quarter of 1996 to $1.3 million in the first quarter of 1997 due to an increase of income before income tax and a change in the Company's estimated annual effective tax rate from approximately 8 percent in 1996 to 21 percent in 1997.
        In the first quarter of 1997 Penn Virginia sold 750,000 shares of Westmoreland Coal Company Stock. The sale had no significant effect on 1997 earnings as the Company impaired its investment in Westmoreland stock in 1996.
        The Company operates in two business segments: coal and oil and gas. The coal segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and land assets. The oil and gas segment explores for, develops and produces crude oil and natural gas in western Virginia, southern West Virginia and eastern Kentucky. The Company also owns mineral rights to oil and gas reserves. Selected operating and financial data by segment is presented below.

OIL AND GAS

Operating income for the oil and gas segment was $2.9 million for the first quarter of 1997 compared with $3.0 million for the first quarter of 1996. Operational and financial data for the Company's oil and gas segment for the 1997 and 1996 first quarter is summarized in the following tables:

                               OPERATIONS SUMMARY

                                                                            Three Months
                                                                           Ended March 31,
                                                               ----------------------------------
                                                                   1997                   1996
PRODUCTION                                                     -----------              ---------
Natural gas (MMcf)-Working Interest                                  1,735                  1,697
Natural gas (MMcf)-Royalty Interest                                    146                    166
Oil and condensate (MBbls)                                              11                     10
Production, MMcfe                                                    1,947                  1,923

AVERAGE REALIZED PRICES
Natural gas ($/Mcf)- Working Interest                          $      3.24              $    3.16
Natural gas ($/Mcf)- Royalty Interest                                 3.56                   3.29
Oil and condensate ($/Bbl)                                           20.64                  16.70

AVERAGE COSTS (PER MMCFE)
Lease operating                                                $      0.40              $    0.36
Exploration expenses                                                  0.04                   0.03
Taxes other than on income                                            0.33                   0.28
General and administrative                                            0.33                   0.30
Depreciation, depletion and amortization                              0.70                   0.83


                                FINANCIAL SUMMARY


                                                                            Three Months
                                                                           Ended March 31,
                                                                         1997           1996
                                                                       -------         ------
                                                                       (Dollars in thousands)
                                                                             (UNAUDITED)
REVENUES:
Natural gas sales                                              $     5,620              $   5,362
Oil and gas royalties                                                  520                    546
Oil and condensate                                                     227                    167
Other income                                                            76                    350
                                                                    ------                 ------
           TOTAL REVENUES                                      $     6,443               $  6,425
                                                                    ======                 ======

EXPENSES:
Operating expenses                                             $       787               $    700
Exploration expenses                                                    84                     61
Taxes other than income                                                636                    542
General and administrative                                             636                    581
Depreciation and depletion                                           1,360                  1,587
                                                                    ------                 ------
                TOTAL EXPENSES                                       3,503                  3,471
                                                                    ------                 ------
OPERATING INCOME                                               $     2,940               $  2,954
                                                                    ======                 ======

NATURAL GAS SALES. Natural gas sales increased $0.3 million (5 percent) in the first quarter of 1997 compared with the same period of 1996. Natural gas prices reflected a modest increase in the first quarter of 1997 compared with the first quarter of 1996. The average price received by the Company for its working interest gas was $3.24 per thousand cubic feet (Mcf) compared with $3.16 per Mcf for the same period of 1996. Gas volume was slightly up in the first quarter of 1997 compared with the first quarter of 1996.

OIL AND CONDENSATE SALES. Oil sales increased $60,000 (36 percent) in the first quarter of 1997 compared with the same period of 1996. Prices per barrel were higher, averaging $20.64 per barrel (Bbl) for 1997 compared with $16.70 per Bbl for 1996. As shown on the table above, production was up slightly for the first quarter of 1997 compared with the first quarter of 1996.

OIL AND GAS ROYALTIES. Oil and gas royalties decreased $26,000 (5 percent) in the first quarter of 1997 compared with the same period of 1996. This variance resulted from a decrease in volume of 20 million cubic feet (MMcf) offset by an upturn in average prices from $3.29 per Mcf in the first quarter 1996 to $3.56 per Mcf in the first quarter 1997.

OTHER INCOME. Other income decreased $274,000 (78 percent) in the first quarter of 1997 compared with the same period of 1996. In the first quarter of 1996 financial results, the Company had recognized an additional $189,000 related to the Company's natural gas contract claim settlement against Columbia Gas Transmission Company. This settlement was disclosed in 1995.

OPERATING EXPENSES. Operating expenses for the first quarter of 1997 were $787,000, which is an increase of $87,000 (12 percent) compared with the first quarter of 1996. On an MMcfe basis, operating expenses increased slightly from $0.36 cents in 1996 to $0.40 cents in 1997. This increase is largely a result of increased gathering rates on the Columbia and CNG gas systems.

EXPLORATION EXPENSES. Exploration expenses for the first quarter of 1997 were $84,000 compared with $61,000 in the first quarter of 1996. This 38 percent increase is a result of increased geological evaluations on certain properties.

TAXES OTHER THAN ON INCOME. Taxes other than on income increased $94,000 (17 percent) in the first quarter of 1997 compared to the same period in 1996. Severance and ad valorem taxes represented a portion of the increase, which is a function of the increase in the sales revenue received for the Company's natural gas and oil. Additional payroll taxes related to increased salaries also contributed to the variance. Another factor was an increase in business franchise tax accruals for West Virginia and Tennessee.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $55,000 (9 percent) in the first quarter of 1997 compared with the same period in 1996. Salary increases and related employee benefits were the primary factors related to the increase.

DEPRECIATION AND DEPLETION. Depreciation and depletion expense decreased $227,000 (14 percent) from $1,587,000 in the first quarter of 1996 to $1,360,000 in the first quarter 1997. Increases in reserve estimates at December 31, 1996 have resulted in favorable declines in depletion rates in various fields. The rate decreased from $0.83 per MMcfe in the first quarter of 1996 to $0.70 per MMcfe in the first quarter of 1997.

COAL

Operating income for the coal segment was $2.6 million for the first quarter of 1997 compared with $1.4 million for the first quarter of 1996. Operational and financial data for the Company's coal segment for the 1997 and 1996 first quarter is summarized in the following tables:

                               OPERATIONS SUMMARY

                                                                       Three Months
                                                                      Ended March 31,
                                                           --------------------------------
                                                              1997                  1996
PRODUCTION                                                 ----------           -----------
Timber (Mbf)                                                      829                   465
Coal tons (000's)                                               1,173                   790

AVERAGE REALIZED PRICES
Timber ($/Mbf)                                             $      220           $       142
Coal royalties ($/ton)                                           2.25                  2.18

AVERAGE COSTS (PER TON)
Lease operating                                            $     0.04           $      0.03
Exploration expenses                                             0.05                  0.02
Taxes other than on income                                       0.01                  0.09
General and administrative                                       0.29                  0.40
Depreciation, depletion and amortization                         0.10                  0.04




                                FINANCIAL SUMMARY

                                                                       Three Months
                                                                      Ended March 31,
                                                           --------------------------------
                                                              1997                 1996
                                                           ---------           ------------
                                                                (Dollars in thousands)
                                                                     (UNAUDITED)
REVENUES:
Coal royalties                                             $    2,645           $     1,719
Timber sales                                                      206                    74
Other income                                                      285                    35
                                                            ---------             ---------
                          TOTAL REVENUES                        3,136                 1,828
                                                            ---------             ---------

EXPENSES:
Operating expenses                                                 44                    26
Exploration expenses                                               54                    20
Taxes other than income                                            11                    71
General and administrative                                        345                   315
Depreciation and depletion                                        118                    31
                                                            ---------             ---------
                          TOTAL EXPENSES                          572                   463
                                                            ---------             ---------

OPERATING INCOME                                           $    2,564           $     1,365
                                                            =========            ==========

COAL ROYALTIES. Coal royalties increased $0.9 million (54 percent) in the first quarter of 1997 compared with the same period in 1996. This increase is primarily due to the gradual restoration of the Virginia property to its former levels of production and production from the Company's Buchanan property acquired in January, 1997. The average realization per ton increased from $2.18 in the first quarter of 1996 to $2.25 in the first quarter of 1997.

TIMBER SALES. Timber sales increased $132,000 (178 percent) in the first quarter of 1997 compared with the same period of 1996. Volume sold increased to 829 Mbf in the first quarter of 1997 compared with 465 Mbf in the first quarter of 1996 primarily due to timber harvested from the Company's Bull Creek property acquired in July, 1996. The average realized prices also increased from $142 per Mbf in the first quarter of 1996 to $220 per Mbf in the first quarter of 1997.

OTHER INCOME. Other income increased $0.2 million (714 percent) for the first quarter of 1997 compared with the first quarter of 1996. This increase is primarily related to bonuses paid by new lessees to secure leases on the Company's Virginia coal properties.

OPERATING EXPENSES. Operating expenses increased $18,000 (69 percent) from $26,000 in the first quarter of 1996 to $44,000 in the first quarter of 1997 due to a change in the method of selling timber. The Company has contracted the harvesting of some of its timber and has negotiated the sale of timber products directly with the mill. This sales method has the effect of increasing both the reserve per Mbf and the operating costs.

EXPLORATION EXPENSES. Exploration expenses increased $34,000 (170 percent) from $20,000 in the first quarter of 1996 to $54,000 in the first quarter of 1997. This increase resulted from an earlier start of the Company's coal core drilling program due to milder winter weather conditions.

TAXES OTHER THAN INCOME. Taxes other than on income decreased $60,000 (85 percent) from $71,000 in the first quarter of 1996 to $11,000 in the first quarter of 1997. This decrease is a result of adjustments to property tax accruals. Without the accrual adjustment, property taxes would have been $65,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $30,000 (10 percent) in the first quarter of 1997 compared with the same period of 1996. These increases are primarily related to salary increases and related employee benefits.

DEPRECIATION AND DEPLETION. Depreciation and depletion increased $87,000 (281 percent) from $31,000 in the first quarter of 1996 to $118,000 in the first quarter of 1997. The depletion rate per ton increased from $0.04 to $0.10. This increase was due to the production of higher cost reserves due, in part, to amounts paid to the Westmoreland Coal Company for the relinquishment of coal reserves and production from the Buchanan coal property acquired in January, 1997.


CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES.

In the first quarter of 1997, capital expenditures totaled $9,855,000 compared with $73,000 in the first quarter of 1996. The Company successfully completed two coal reserve acquisitions in the first quarter of 1997. In January, a transaction was completed for a property in Virginia. The Company acquired 10.5 million tons of high quality metallurgical coal reserves which have been leased to an operator and which are actively being mined and sold under contract by the operator. The purchase price was approximately $7.0 million. In February, the Company acquired 7.5 million tons of coal contiguous to its existing Virginia reserves for approximately $1.9 million. The reserves have been leased to an operator. The Company expects the operator to begin production in 1998.

The remainder of the capital expenditures have been in the oil and gas segment, as drilling of the budgeted development and exploration wells is underway. At the end of the first quarter of 1997, approximately $0.9 million had been spent in this segment to begin the drilling and completion of 7.5 net development and 2.5 net exploratory wells. The Company expects to drill over 60 wells in 1997, with approximately 15 to 20 wells in exploratory areas.

CAPITAL RESOURCES AND LIQUIDITY.

Net cash provided by operating activities was $5.2 million in the first quarter of 1997 compared with $5.5 million in the first quarter of 1996. The Company's borrowings increased from $23.2 million the end of 1996 to $36.7 million at March 31, 1997. This combination provided the Company with the cash necessary to complete two coal acquisitions in January and February, pay a quarterly dividend of $0.45 per share and also to acquire $8.7 million (210,308 shares) of treasury stock. The Company purchased the 210,308 shares when Interkohle Beteiligungsgesellschaft mbH (VEBA) sold its approximate twenty percent holding of Penn Virginia's outstanding common stock. The VEBA shares were broadly distributed to various financial institutions and mutual funds. The Board of Directors and senior management also participated in the purchase.

The Company has entered into three fixed-price term contracts with respect to a portion of its natural gas production to limit exposure to price fluctuations. Presently, the Company has sold approximately 13,000 net Mcf per day at a weighted average price in excess of $2.50 per Mcf. These physical sales cover various periods from February 1997 to December 1997. Additionally, the Company entered into a natural gas derivative transaction in April. The financial instruments executed provide a price floor to limit downside price risk and a market participation price that allows the Company to receive the benefit of a price upturn. The financial transaction is for 5,000 MMBtu per day with a floor of approximately $2.10 per MMBtu and market re-opener at $2.48 per MMBtu with a term from May 1997 through October 1999.


FORWARD-LOOKING STATEMENTS.

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

PART II        OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

           (27)    Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed for the quarter ended March 31, 1997

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN VIRGINIA CORPORATION



Date:    May 15, 1997                 By:
                                          ----------------------------------
                                          Steven Tholen, Vice President, CFO
                                          Principal Financial Officer



Date:    May 15, 1997                 By:
                                          ----------------------------------
                                          Ann Horton, Controller