Form 10-Q
period 1997-06-30
PENN VIRGINIA CORP
filed 1997-08-14
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-Q



(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the period ended June 30, 1997

                             or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from ________________ to ____________________

                     PENN VIRGINIA CORPORATION
-----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             Virginia                            23-1184320
-------------------------------              --------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification
 No.)


     100 MATSONFORD ROAD SUITE 200
     RADNOR, PA                                        19807
-----------------------------------------------------------------
    (Address of principal executive offices)         (Zip Code)

                          (610) 687-8900
-----------------------------------------------------------------
          (Registrant's telephone number, including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X      No
                                                 -----        ---


Number of shares of common stock of registrant
 outstanding at August 7, 1997:  4,137,163

       PENN VIRGINIA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (Dollars in thousands, except per share amounts)


                                              Three Months
                                             Ended June 30,
                                             --------------
                                            1997           1996
                                           --------      --------
                                                (Unaudited)

Revenues:
Timber                                     $   604       $   196
  Oil and condensate                           164           238
  Natural gas                                4,284         4,341
  Coal royalties                             3,094         1,666
  Natural gas royalties                        342           422
  Dividends                                    661           794
  Other income                                 238           152
                                           -------      --------
     Total revenues                        $ 9,387       $ 7,809

Expenses:
  Operating expenses                       $   908       $   784
  Exploration expenses                         202           166
  Taxes other than income                      629           666
  General and administrative                 2,263         1,688
  Depreciation, depletion, amortization      1,624         1,617
                                           -------       -------
     Total expenses                        $ 5,626       $ 4,921
Operating Income                           $ 3,761       $ 2,888

Other (Income) Expense:
  Interest expense                         $   641       $   329
  Gain on sale of property                     (25)           (5)
  Other income                                (892)       (1,102)
                                           --------      --------
  Income before income tax                  $ 4,037      $ 3,666
  Income tax expense                           892         1,129
                                            -------      -------
Net Income                                  $ 3,145      $ 2,537
                                            -------      -------

Net Income per share, primary  (Note 2)        0.37         0.30
                                            -------      -------

Weighted average shares outstanding           8,441        8,592
    (in thousands)  (Note 2)

      PENN VIRGINIA CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (Dollars in thousands, except per share amounts)

                                               Six Months
                                             Ended June 30,
                                             --------------
                                            1997           1996
                                           --------      --------
                                                (Unaudited)

Revenues:
Timber                                     $   810     $    270
  Oil and condensate                           391          405
  Natural gas                                9,904        9,703
  Coal royalties                             5,739        3,385
  Natural gas royalties                        862          968
  Dividends                                  1,323        1,411
  Other income                                 599          537
                                           -------     --------
     Total revenues                        $ 19,628    $ 16,679

Expenses:
  Operating expenses                       $  1,740    $  1,510
  Exploration expenses                         340          247
  Taxes other than income                     1,320       1,313
  General and administrative                  3,877       3,383
  Depreciation, depletion, amortization       3,127       3,243
                                           --------    --------
     Total expenses                        $ 10,404    $  9,696

Operating Income                           $  9,224    $  6,983

Other (Income) Expense:
  Interest expense                         $  1,114      $   603
  Gain on sale of property                      (32)         (22)
  Other income                               (1,884)      (1,911)
                                           --------      --------
  Income before income tax                 $ 10,026        8,313
  Income tax expense                          2,155        1,519
                                            -------      -------
Net Income                                 $  7,871      $ 6,794

                                            -------      -------

Net Income per share, primary  (Note 2)        0.93         0.79
                                            -------      -------

Weighted average shares outstanding           8,489        8,592
    (in thousands)  (Note 2)


The accompanying notes are an integral part of these condensed consolidated financial statements.

              PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

                                          June 30,   December 31,
                                        -----------  ------------
                                           1997          1996
                                         ----------   -----------
                                              (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents               $   1,412    $   1,893
  Accounts receivable                         3,622        4,856
  Current portion of long-term
    notes receivable                          1,239        1,512
  Current deferred income taxes                 776          776
  Recoverable income taxes                      199          871
  Inventories                                   241          218
  Prepaid expenses                              246          210
                                            -------     --------
     Total current assets                     7,735       10,336
                                            -------     --------

Investments                                111,074       97,368
Long-term notes receivable                   4,863        5,720

Oil and gas properties; wells and
     equipment, using the successful
     efforts method of accounting          142,360      138,184
Other property, plant and equipment         42,196       33,218
     Less: Accumulated depreciation,       (59,218)     (56,110)
        depletion and amortization
                                          ---------    ---------

       Total property, plant and equipment 125,338      115,292
                                           -------     ---------

Intangible assets, net of amortization         510          498
Other assets                                   295          300

     Total assets                        $ 249,815    $ 229,514
                                         ---------    ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

             PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

                                         June 30,    December 31,
                                       ------------  ------------
                                           1997         1996
                                       (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on long-term debt  $  2,025      $  2,025
Accounts payable                           1,525         1,812
Accrued expenses                           3,791         5,543
Deferred liabilities                         279           279
Taxes on income                              474             8
     Total current liabilities             8,094         9,667

Other liabilities                         5,318         5,366
Deferred income taxes                    38,236        32,859
Long-term debt                           32,816        21,233
Minority interest                           170           178
     Total liabilities                   84,634        69,303

Commitments and contingencies                -             -

Shareholders' equity
Preferred stock of $100 par value-
     authorized 100,000 shares;
       none issued
Common stock of $6.25 par value-
     authorized 16,000,000 shares,
       issued 8,901,434 shares and
       4,450,717 shares in 1997 and
       1996, respectively  (Note 2)       55,634        27,817
Other paid in capital  (Note 2)            8,363        36,138
Retained earnings                         47,391        43,240
                                         -------       -------
                                         111,388       107,879

Less: 627,582 shares in 1997 and
        109,477 in 1996 of common
        stock held in treasury, at
        cost  (Note 2)                    14,034         5,575
     Pension liability                       774           774
     Unearned compensation - ESOP          1,750         1,850
Add: Net unrealized investment holding
       gain                               70,351        61,215
                                         -------       -------

         Total shareholders' equity      165,181       160,211
                                         -------       -------

Total liabilities and shareholders'
   equity                               $249,815      $229,514
                                        --------      --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               PENN VIRGINIA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                       (Dollars in thousands)

                                                  Three Months
                                                 Ended June 30,
                                               ------------------
                                                1997      1996
                                               --------  -------
                                                  (Unaudited)

Cash flow from operating activities:
Net Income                                     $ 3,145   $ 2,537
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation, depletion, and amortization      1,624     1,617
  Gain on sale of property, plant and equipment    (25)       (5)
  Deferred income taxes                             -         55
  Other                                           (620)   (1,094)
  Decrease in current assets                       756       457
  Increase (Decrease) in current liabilities       253       525
  (Increase) Decrease in other assets              (29)        2
  Increase (Decrease) in other liabilities         (18)   (1,086)
  Decrease in minority interest                     (4)       (3)
                                               -------- ---------
     Net Cash provided by
       operating activities                    $ 5,082  $  3,005

Cash flows from investing activities:
  Proceeds from the sale of securities         $    -    $    -
  Proceeds from notes                            1,270     1,432
  Proceeds from sale of fixed assets                43         5
  Capital expenditures                          (3,331)  (12,712)
                                               --------  --------
     Net Cash used in investing activities     $(2,018) $(11,275)


Cash flows from financing activities:
  Dividends paid                               $(1,862) $( 1,950)
  Proceeds from long-term debt borrowings        2,500    19,125
  Repayment of long-term debt principal         (4,425)   (3,875)
  Purchase of treasury stock                        -         -
  Issuance of stock                                328       329
                                               -------- ---------
     Net Cash provided by (used in)
     financing activities                     $(3,459)  $ 13,629

Net increase (decrease) in cash
    and cash equivalents                      $  (395)  $  5,359
Cash and cash equivalents-beginning balance     1,806      4,267
                                              --------  --------

Cash and cash equivalents-ending balance      $ 1,411      9,626
                                              -------   --------

Supplemental disclosures of cash flow information:
  Cash paid to date for:
    Interest                                 $   765  $   145
    Income taxes                                 258      848

             PENN VIRGINIA CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                     (Dollars in thousands)

                                                  Six Months
                                                 Ended June 30,
                                               -----------------
                                                1997        1996
                                              --------- ---------
                                                 (Unaudited)
Cash flow from operating activities:
Net Income                                     $7,871     $6,794
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation, depletion, and amortization     3,127      3,243
  Gain on sale of property, plant and equipment   (32)       (22)
  Deferred income taxes                           457       (654)
  Other                                        (1,322)    (1,611)
  Decrease in current assets                    1,176        967
  Increase (Decrease) in current liabilities     (899)       544
  (Increase) Decrease in other assets             (44)         3
  Increase (Decrease) in other liabilities        (48)      (728)
  Decrease in minority interest                    (8)        (7)
                                             --------   ---------
     Net Cash provided by
       operating activities                   $10,278     $8,529

Cash flows from investing activities:
  Proceeds from the sale of securities        $   350      $   -
  Proceeds from notes                           2,500      2,780
  Proceeds from sale of fixed assets               69         25
  Capital expenditures                        (13,186)   (12,785)
                                             ---------   --------

     Net Cash used in investing activities   $(10,267)    (9,980)


Cash flows from financing activities:
  Dividends paid                             $ (3,721)    (3,868)
  Proceeds from long-term debt borrowings      18,513     19,125
  Repayment of long-term debt principal        (6,967)    (7,825)
  Purchase of treasury stock                   (8,662)        -
  Issuance of stock                               344        652
     Net Cash provided by (used in)
     financing activities                    $   (493)   $ 8,084
                                             ---------   --------
Net increase (decrease) in cash
    and cash equivalents                     $   (482)   $ 6,633
Cash and cash equivalents-beginning balance  $  1,893    $ 2,993
                                             ---------  ---------
Cash and cash equivalents-ending balance     $  1,411    $ 9,626
                                             ---------  ---------

Supplemental disclosures of cash flow information:
  Cash paid to date for:
    Interest                                $  1,177     $   268
    Income taxes                                 456       1,681


The accompanying notes are an integral part of these condensed consolidated financial statements.

                PENN VIRGINIA CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1997
------------------------------------------------------------
(1)  ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations.
These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1996 annual report on Form 10-K. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1997.

(2)  STOCK SPLIT

     On July 22, 1997, the Board of Directors declared a two-for-one stock split on the Company's common stock effected in the form of a stock dividend to holders of record on August 1, 1997. "Common stock issued" and "Other paid in capital" as of June 30, 1997, have been restated to reflect the stock split.
     The number of common shares issued at June 30, 1997, after giving effect to the split was 8,901,434 (4,450,717 common shares before the split).
     All share and per share data have been restated to reflect the stock split.

(3)  SECURITIES

     The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at June 30, 1997 were as follows:

                                               Gross Unrealized
                                     Cost     Holding Gain (loss)
                                   -------    -------------------

Available-for-Sale:
Norfolk Southern Corporation        $2,839        $108,228
Blue Diamond Coal Company                3               4
                                    ------        --------
                                    $2,842        $108,232

                                    Market     Market Value
                                    Value      per Share
                                    --------   ------------
Available-for-Sale:
Norfolk Southern Corporation        $111,067   $100.75
Blue Diamond Coal Company                  7     25.375
                                    --------
                                    $111,074

(4)  ACQUISITIONS

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

(5)  LEGAL

     The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

(6)  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in the second quarter of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15 "Earnings per Share."

(7)  HEDGING ACTIVITIES

     The Company is currently party to derivative financial instruments to manage its exposure to gas price volatility. The derivative financial instruments, which are placed with a major financial institution that the Company believes is a minimum credit risk, take the form of swaps with purchased options. These derivative financial instruments are designated as hedges and realized gains and losses from the Company's price risk management activities are recognized in gas revenues when the associated production occurs.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SECOND QUARTERS OF 1997 AND 1996 COMPARED.

     Penn Virginia reported 1997 second quarter earnings of $3.1 million or $0.37 per share (adjusted for the effect of the two-for-one stock split) compared with $2.5 million or $0.30 per share for the second quarter of 1996. On a consolidated basis, revenues increased $0.6 million in the second quarter of 1996. This increase was a result of increases in coal revenues of $1.5 million, increases in timber revenues of $0.4 million offset by increases in general and administrative and interest expenses. General and administrative expenses increased in the second quarter of 1997 due to the exercise of stock options by former directors and increases in salaries and related employee benefits. Interest expense increased $0.4 million in the second quarter of 1997 as a result of increased bank borrowings under the credit facility.
     In the first quarter of 1997 the Company sold 750,000 of Westmoreland Coal Company stock. The sale had no significant effect on 1997 earnings as the Company had impaired its investment in Westmoreland stock in 1996.


RESULTS OF OPERATIONS - SIX MONTHS OF 1997 AND 1996 COMPARED.

     Penn Virginia reported 1997 six months earnings of $7.9 million or $0.93 per share (adjusted for the effect of the two-for-one stock split) compared with $6.8 million or $0.79 per share for the six months of 1996. On a consolidated basis, revenues increased $2.9 million, primarily as a result of production increases in the coal segment, enhanced timber production and slight increases in natural gas production. Operating expenses were up $0.2 million in the six months of 1997 compared with 1996. This increase is a result of increased gathering rates in the oil and gas segment. General and administrative expenses increased $0.5 million due to the exercise of stock options by former directors and increases in personnel costs. Interest expense increased $0.5 million as a result of increases in bank borrowings under the credit facility primarily due to the completion of two coal acquisitions and the purchase of treasury stock. Income taxes increased $0.7 million due to an increase in income before tax and a change in the annual effective tax rate from approximately 18 percent in 1996 to 21 percent in 1997.
     In the second quarter of 1997 Penn Virginia sold 750,000 shares of Westmoreland Coal Company stock. This sale had no significant effect on 1997 earnings as the Company had impaired its investment in Westmoreland stock in 1996.
     The Company operates in two business segments: coal and oil and gas. The coal segment includes Penn Virginia's mineral rights to coal reserves, its timber and land assets. The oil and gas segment explores for, develops and produces crude oil and natural gas in Western
Virginia, southern West Virginia and Eastern Kentucky. The Company also owns mineral rights to oil and gas reserves. Selected operating and financial data by segment is presented below.


OIL AND GAS

Operating income for the oil and gas segment was $4.2 million for the second quarter year to date of 1997 compared with $4.5 million for the second quarter year to date of 1996. Operational and financial data for the Company's oil and gas segment for the 1997 and 1996 three and six months ended June 30 is summarized in the following tables:

                    Operations Summary
                    ------------------
                                                 Three Months
                                                Ended June 30,
                                            ---------------------
                                                1997      1996
                                            ---------   ---------
Production
Natural gas (MMcf)-Working Interest             1,760       1,614
Natural gas (MMcf)-Royalty Interest               148         181
Oil and condensate (MBbls)                         10          13
Production, Mmcfe                               1,968       1,873

Average Realized Prices
Natural gas ($/Mcf)- Working Interest         $  2.43    $  2.69
Natural gas ($/Mcf)- Royalty Interest            2.31       2.33
Oil and condensate ($/Bbl)                      16.40      12.85

Average Costs (per MMcfe)
Lease operating                               $  0.41    $  0.40
Exploration expenses                             0.08       0.06
Taxes other than on income                       0.29       0.28
General and administrative                       0.37       0.34
Depreciation, depletion and amortization         0.74       0.84

                        Operations Summary
                        ------------------
                                                   Six Months
                                                  Ended June 30,
                                               ------------------
                                                 1997      1996
                                               --------  --------
Production
Natural gas (MMcf)-Working Interest            3,495      3,311
Natural gas (MMcf)-Royalty Interest              294        347
Oil and condensate (MBbls)                        21         23
Production, Mmcfe                              3,915      3,796

Average Realized Prices
Natural gas ($/Mcf)- Working Interest        $  2.83    $  2.93
Natural gas ($/Mcf)- Royalty Interest           2.93       2.79
Oil and condensate ($/Bbl)                     18.62      17.61

Average Costs (per MMcfe)
Lease operating                             $   0.41    $  0.38
Exploration expenses                            0.06       0.05
Taxes other than on income                      0.31       0.28
General and administrative                      0.35       0.32
Depreciation, depletion and amortization        0.72       0.83

                       Financial Summary
                       -----------------
                                                   Three Months
                                                  Ended June 30,
                                                 ----------------
                                                   1997     1996
                                                 -------  -------
                                           (Dollars in thousands)
                                                   (Unaudited)
Revenues:
Natural gas sales                                $ 4,284  $ 4,341
Oil and gas royalties                                342      422
Oil and condensate                                   164      238
Other income                                         169      141
                                                 -------  -------
     Total revenues                              $ 4,959  $ 5,142
                                                 -------  -------

Expenses:
Operating expenses                               $   805  $   747
Exploration expenses                                 150      114
Taxes other than income                              562      531
General and administrative                           737      633
Depreciation and depletion                         1,455    1,579
                                                 -------  -------
     Total expenses                                3,709    3,604
                                                 -------  -------
Operating Income                                 $ 1,250  $ 1,538
                                                 -------  -------


                       Financial Summary
                       -----------------
                                                    Six Months
                                                   Ended June 30,
                                            ---------------------
                                                 1997      1996
                                               --------  --------
                                           (Dollars in thousands)
                                                   (Unaudited)

Revenues:
Natural gas sales                                $ 9,904  $ 9,703
Oil and gas royalties                                862      968
Oil and condensate                                   391      405
Other income                                         245      491
      Total revenues                             $11,402  $11,568

Expenses:
Operating expenses                               $ 1,592  $ 1,447
Exploration expenses                                234       175
Taxes other than income                           1,198     1,073
General and administrative                        1,373     1,214
Depreciation and depletion                        2,815     3,166
     Total expenses                               7,211     7,074
Operating Income                                $ 4,191   $ 4,494


RESULTS OF OPERATIONS - SECOND QUARTERS OF 1997 AND 1996 COMPARED.

NATURAL GAS SALES. Natural gas sales were $4.3 million in the second quarter of 1997. This is virtually unchanged compared with the second quarter of 1996. The average price received by the Company for its working interest gas was $2.43 per thousand cubic feet (Mcf) compared with $2.69 per Mcf for the same period of 1996. Gas volumes were up approximately 9 percent in the second quarter of 1997 compared with the second quarter of 1996.

OIL AND CONDENSATE SALES. Oil sales decreased $74,000 (31 percent) in the second quarter of 1997 compared with the same period of 1996. Prices per barrel were higher, averaging $16.40 per barrel (Bbl) for second quarter of 1997 compared with $12.85 per Bbl for 1996. As shown on the table above, production was down approximately 23 percent in the second quarter of 1997 compared with the second quarter of 1996.

OIL AND GAS ROYALTIES. Oil and gas royalties decreased $80,000 (19 percent) in the second quarter of 1997 compared with the same period of 1996. This variance resulted from a decrease in gas volumes of 33 million cubic feet (MMcf) and a slight decrease in gas prices as shown in the operations summary above.

OTHER INCOME. Other income increased $28,000 (20 percent) in the second quarter of 1997 compared with the same period of 1996. This increase is primarily a result of a gain recognized from the disposition of a compressor.

OPERATING EXPENSES. Operating expenses for the second quarter of 1997 were $805,000 compared with $747,000 for the second quarter of 1996. This slight increase of 2 percent is largely a result of increased gathering rates on the Columbia and CNG natural gas systems offset by decreases in compressor rentals and repairs and maintenance.

EXPLORATION EXPENSES. Exploration expenses increased $36,000 (32 percent) in the second quarter of 1997 compared with the same period of 1996. This increase is a result of additional geological evaluations being performed on certain properties.

TAXES OTHER THAN INCOME. Taxes other than on income increased $31,000 (6 percent) in the second quarter of 1997 compared to the same period in 1996 as a result of slight increases in severance, ad valorem and business franchise taxes.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $104,000 (16 percent) in the second quarter of 1997 compared with the second quarter in 1996. The impact of salary increases and related employee benefits increases were the primary factors for this increase.

DEPRECIATION AND DEPLETION. Depreciation and depletion expense decreased $124,000 (8 percent) from $1,579,000 in the second quarter of 1996 to $1,455,000 in the second quarter 1997. Increases in reserve estimates at December 31, 1996 have resulted in favorable declines in depletion rates in various fields. The rate decreased from $0.84 per MMcfe in the second quarter of 1996 to $0.74 per MMcfe in the second quarter of 1997.

RESULTS OF OPERATIONS - SIX MONTHS OF 1997 AND 1996 COMPARED.

NATURAL GAS SALES. Natural gas sales increased from $9,703,000 in the first half of 1996 to $9,904,000 in the first half of 1997. This slight increase of 2 percent is a result of an increase in volume offset by a decrease in price. The natural gas sales volumes for the first half of 1997 were 1,760 Mcf compared with 1,614 Mcf for the first half of 1996. The average price received by the Company for its working interest gas was $2.83 per Mcf compared with $2.93 per Mcf for the same period of 1996.

OIL AND CONDENSATE SALES. Oil sales decreased slightly (3 percent) for the first half of 1997 compared with the first half of 1996. This slight decrease resulted from a reduction in volume of 2 MBbls offset by an increase in price per Bbl. The price per Bbl for the first half of 1997 was $18.62 compared with $17.60 per Bbl for the first half of 1996.

OIL AND GAS ROYALTIES. Oil and gas royalties decreased $106,000 (11 percent) in the first six months of 1997 compared with the same period in 1996. This decrease resulted from a decline in volume of 53 MMcf offset by an increase in price from $2.79 per Mcf in the first half of 1996 compared with $2.93 per Mcf in the first half of 1997.

OTHER INCOME. Other income decreased $246,000 (50 percent) in the first six months of 1997 compared with the same period in 1996. In the first half of 1996 financial results, the Company recognized an additional $189,000 related to the Company's natural gas contract claim settlement with Columbia Gas Transmission Company in 1995.

OPERATING EXPENSES. Operating expenses for the first half of 1997 were $1,592,000, which is an increase of $145,000 (10 percent) compared with the first six months of 1996. This increase is largely a result of increased gathering rates on the Columbia and CNG natural gas systems. On an MMcfe basis operating expenses increased slightly from $0.38 cents in the first half of 1996 to $0.41 cents in the first half of 1997.

EXPLORATION EXPENSES. Exploration expenses increased $59,000 (34 percent) for the first half of 1997 compared with the first half of 1996. This increase is a result of increased geological evaluations on certain properties.

TAXES OTHER THAN INCOME. Taxes other than on income for the first six months of 1997 were $1,198,000 compared with $1,073,000 in the first six months of 1996. This 12 percent increase is a result of increased severance, ad valorem, and business franchise taxes.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $159,000 in the first six months of 1997 compared with the first six months of 1996. This 13 percent increase is primarily a result of salary and related employee benefits expense increases. Legal, auditing and training costs were also up over the comparable period in 1996.

DEPRECIATION AND DEPLETION. Depreciation and depletion expense decreased $351,000 (11 percent) from $3,166,000 in the first six months of 1996 compared with $2,815,000 in the first six months of 1997. Increases in reserve estimates at December 31, 1996 have resulted in favorable declines in depletion rates in various fields. The rate decreased from $0.83 per MMcfe in the first half of 1996 to $0.72 per MMcfe in the first half of 1997.

Operating income for the coal segment was $5.6 million for the six months of 1997 compared with $2.7 million for the six months of 1996.
Operational and financial data for the Company's coal segment for the 1997 and 1996 second quarter and six months year to date summarized in the following tables:


Coal
                         Operations Summary
                         ------------------
                                                   Three Months
                                                  Ended June 30,
                                                ---------------
                                                 1997       1996
                                               -------     ------

Timber (Mbf)                                     2,672      1,073
Coal tons (000's)                                1,465        816

Average Realized Prices
Timber ($/Mbf)                                  $  211     $  221
Coal royalties ($/ton)                            2.11       2.04

Average Costs (per ton)
Lease operating                                 $ 0.07     $ 0.05
Exploration expenses                              0.04       0.06
Taxes other than on income                        0.03       0.14
General and administrative                        0.27       0.40
Depreciation, depletion and amortization          0.10       0.04


Coal
                          Operations Summary
                          ------------------
                                                   Six Months
                                                  Ended June 30,
                                                -----------------
                                                 1997       1996
                                               -------     ------

Timber (Mbf)                                     3,501      1,538
Coal tons (000's)                                2,638      1,606

Average Realized Prices
Timber ($/Mbf)                                  $  213     $  160
Coal royalties ($/ton)                            2.18       2.11

Average Costs (per ton)
Lease operating                                 $ 0.06     $ 0.04
Exploration expenses                              0.04       0.04
Taxes other than on income                        0.02       0.11
General and administrative                        0.28       0.40
Depreciation, depletion and amortization          0.10       0.04


                        Financial Summary
                        -----------------
                                                    Three Months
                                                   Ended June 30,
                                                 ----------------
                                                   1997    1996
                                                 -------  -------
                                           (Dollars in thousands)
                                                (Unaudited)

Coal royalties                                $ 3,094     $ 1,666
Timber sales                                      604         196
Other income                                       70          10
                                              -------     -------
     Total revenues                             3,768       1,872
                                              -------     -------

Expenses:
Operating expenses                            $   104     $    39
Exploration expenses                               52          52
Taxes other than income                            51         112
General and administrative                        396         328
Depreciation and depletion                        142          32
                                              -------     -------
     Total expenses                               745         563
                                              -------     -------
Operating Income                              $ 3,023     $ 1,309
                                              -------     -------


                         Financial Summary
                         -----------------
                                                     Six Months
                                                   Ended June 30,
                                                 ----------------
                                                   1997    1996
                                                 -------  -------
                                           (Dollars in thousands)
                                                (Unaudited)

Coal royalties                                $ 5,739     $ 3,385
Timber sales                                      810         270
Other income                                      355          45
                                              -------     -------
     Total revenues                             6,904       3,700
                                              -------     -------

Expenses:
Operating expenses                            $   148     $    65
Exploration expenses                              106          72
Taxes other than income                            62         183
General and administrative                        741         643
Depreciation and depletion                        260          63
                                              -------     -------
     Total expenses                             1,319       1,025
                                              -------     -------
Operating Income                              $ 5,585     $ 2,674
                                              -------     -------

RESULTS OF OPERATIONS - SECOND QUARTERS OF 1997 AND 1996 COMPARED.

COAL ROYALTIES. Coal royalties increased $1,428,000 (86 percent) in the second quarter of 1997 compared with the same period in 1996. This increase is due to the gradual restoration of the Company's Virginia property to its former levels of production and the production increases realized from the Company's Buchanan property acquired in January, 1997. The average realization per ton increased from $2.04 in the second quarter of 1996 to $2.11 in the second quarter of 1997.

TIMBER SALES. Timber sales increased $408,000 (208 percent) in the second quarter of 1997 compared with the second quarter of 1996. Volume sold increased from 1,073 million board feet (Mbf) in the second quarter of 1996 to 2,672 per Mbf in the second quarter of 1997. This increase was primarily due to timber harvested from the Company's Bull Creek property acquired in July 1996.

OTHER INCOME. Other income increased $60,000 (600 percent) for the second quarter of 1997 compared with the second quarter of 1996. This increase was related to wheelage and rental income from the newly acquired properties.

OPERATING EXPENSES. Operating expenses increased $65,000 (167 percent) from $39,000 in the second quarter of 1996 to $104,000 in the second quarter of 1997. This increase is a result of a change in the method of selling timber. The Company has contracted the harvesting of a portion of its timber and has negotiated the sale of this timber directly with the mill. This sales method has the effect of increasing both the price per Mbf and the operating costs.

EXPLORATION EXPENSES. Exploration expenses were $52,000 for the second quarter of 1997, which is unchanged from the comparable time period in 1996.

TAXES OTHER THAN INCOME. Taxes other than on income decreased $61,000 (54 percent) from $112,000 in the second quarter of 1996 to $51,000 in the second quarter of 1997. This decrease is a result of lower property taxes.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $68,000 (21 percent) from $328,000 in the second quarter of 1996 to $396,000 in the second quarter of 1997. This increase relates to salary and employee benefit increases.

DEPRECIATION AND DEPLETION. Depreciation and depletion increased $110,000 (344 percent) from $32,000 in the second quarter of 1996 to $142,000 in the second quarter of 1997. This increase was due to the production of reserves relinquished by Westmoreland Coal Company and production from the Buchanan property acquired in January 1997.


RESULTS OF OPERATIONS - SIX MONTHS OF 1997 AND 1996 COMPARED.

COAL ROYALTIES. Coal royalties increased $2.3 million (70 percent) in the first six months of 1997 compared with the same period in 1996. This increase is primarily due to the gradual restoration of the Company's Virginia property to its former levels of production and production from the Company's Buchanan property acquired in January, 1997. The average realization per ton increased from $2.11 in the first half of 1996 to $2.18 in the first half of 1997.

TIMBER SALES. Timber sales increased $540,000 (200 percent) in the first half of 1997 compared with the first half of 1996. Volume sold increased to 3,501 Mbf in the first six months of 1997 compared with 1,538 Mbf in the first six months of 1996. This 128 percent increase in volume is due primarily to timber harvested from the Company's Bull Creek property acquired in July, 1996. The average realized price per Mbf also increased from $160 per Mbf in the first half of 1996 to $213 per Mbf in the first half of 1997.

OTHER INCOME. Other income increased $310,000 (689 percent) for the six months of 1997 compared with the six months of 1996. This increase is related to bonuses paid by new lessees to secure leases on the Company's Virginia coal properties.

OPERATING EXPENSES. Operating expenses increased $83,000 (128 percent) for the six months of 1997 compared with the six months of 1996. This is related to a change in the Company's method of selling timber. The Company has contracted the harvesting of some of its timber and has negotiated the sale of timber products directly with the mill. This sales method has the effect of increasing both the price per Mbf and the operating costs.

EXPLORATION EXPENSES. Exploration expenses increased $34,000 (47 percent) for the six months of 1997 compared with the six months of 1996. This increase resulted from an earlier start of the Company's coal core drilling program which began in the winter due to milder weather conditions.

TAXES OTHER THAN INCOME. Taxes other than on income decreased $121,000 (66 percent) in the six months of 1997 compared with the six months of 1996. This decrease is a result of an overall decline in the amount of property taxes the Company recognizes.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $98,000 (15 percent) in the six months of 1997 compared with the six months of 1996. This increase is a result of personnel additions and salary and related employee benefit expense increases. Legal costs are also higher due to additional leasing on the property offset by a decrease in consulting fees. On a unit basis however, general and administrative expense declined from $0.40 per ton in the six months of 1996 to $0.28 per ton in the six months of 1997.

DEPRECIATION AND DEPLETION. Depreciation and depletion increased $197,000 (313 percent) in the six months of 1997 compared with the six months of 1996. The depletion rate per ton increased from $0.04 to $40.10. This increase was due to the production of reserves relinquished by Westmoreland Coal Company and production from the Buchanan coal property acquired in January 1997.

CAPITAL EXPENDITURES, CAPITAL RESOURCES AND LIQUIDITY

CAPITAL EXPENDITURES.

In the first six months of 1997, capital expenditures totaled $13.2 million compared with $12.6 million in the six months of 1996. The Company successfully completed two coal reserve acquisitions in the second quarter of 1997. In January, a transaction was completed for a property in Virginia. The Company acquired 10.5 million tons of high quality metallurgical coal reserves which have been leased to an operator and which are actively being mined and sold under contract by the operator. The purchase price was approximately $7.0 million. In February, the Company acquired 7.5 million tons of coal contiguous to its existing Virginia reserves for approximately $1.9 million. The reserves have been leased to an operator. The Company expects the operator to begin production in 1998.

In the oil and gas segment the Company has had capital expenditures totaling approximately $4.1 million in the first six months of 1997.
The Company has drilled 33 gross (26.4 net) wells in the first half of the year. Of these, 17 gross (12.5 net) are on line and producing. The Company expects to drill over 60 wells in 1997, with approximately 15 to 20 wells in exploratory areas.

CAPITAL RESOURCES AND LIQUIDITY.

Net cash provided by operating activities was $10.3 million in the six months of 1997 compared with $8.5 million in the six months of 1996. The Company's borrowings increased from $23.2 million at the end of 1996 to $34.8 million at June 30, 1997. During the second quarter of 1997, the Company renegotiated its $50.0 million senior unsecured revolving credit facility with a group of banks. The facility was increased to $75 million. This combination provided the Company with the cash necessary to complete two coal acquisitions in January and February, pay a quarterly dividend of $0.225 per share and also to acquire $8.7 million (210,308 shares) of the Company's common stock. The Company purchased the 210,308 shares when Interkohle Beteiligungsgesellschaft mbH (VEBA) sold its approximate twenty percent holding of Penn Virginia's outstanding common stock. The VEBA shares were broadly distributed to various financial institutions and mutual funds. The Board of Directors and senior management also participated in the purchase.

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

SUBSEQUENT EVENTS.

On July 22, 1997 the Board of Directors declared a two-for-one stock split. Shareholders of record on August 1, 1997 will be sent their additional shares on or about August 15, 1997. At the same time the Board authorized the Company to apply to list its common shares for trading on the New York Stock Exchange. The Company's stock is expected to be available for trading on the New York Stock Exchange before year end. These two actions were taken to benefit the Company's shareholders by facilitating a wider distribution of shares. The stock split is expected to reduce the market price per share making the stock more affordable for investors.

FORWARD-LOOKING STATEMENTS.

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section
21E of the Securities Exchange Act of 1934, as amended, and Section 27A o f the Securities Act of 1933, as amended. In addition, Penn Virginia and its representatives may from time to time make other oral or written statements which are also forward-looking statements.
     Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, expected commencement dates of coal mining or oil and gas production, projected quantities of future oil and gas production by Penn
Virginia, projected quantities of future coal production by the Company's lessees producing coal from reserves leased from Penn
Virginia, costs and expenditures as well as projected demand or supply for coal and oil and gas, which will affect sales levels, prices and royalties realized by Penn Virginia.
     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting Penn Virginia and therefore involve a number of risks and uncertainties. Penn Virginia cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.
     Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ include, but are not necessarily limited to: the cost of finding and successfully developing oil and gas reserves; the cost of finding new coal reserves; the ability to acquire new oil and gas and coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and gas and coal; the risks associated with having or not having price risk management programs; Penn Virginia's ability to lease new and existing coal reserves; the ability of Penn Virginia's lessees to produce sufficient quantities of coal on an economic basis from Penn Virginia's reserves; the ability of lessees to obtain favorable contracts for coal produced from Penn Virginia reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and gas production; competition among producers in the coal and oil and gas industries generally and in the Appalachian Basin in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves and proved oil and gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the drilling and producing of oil and gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by Penn Virginia, including their ability to satisfy their royalty, environmental, reclamation and other obligations to Penn Virginia and others; changes in financial market conditions; changes in the market prices or value of the marketable securities owned by Penn Virginia, including the price of Norfolk Southern common stock and other risk factors detailed in Penn Virginia's Securities and Exchange commission filings. Many of such factors are beyond Penn Virginia's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

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

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)   Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended
     June 30, 1997

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       PENN VIRGINIA CORPORATION



Date:  August 14, 1997      By:__________________________________
       --------------------    Steven Tholen, Vice President, CFO
                               Principal Financial Officer



Date:  August 14, 1997      By:__________________________________
       ------------------      Ann Horton, Controller

PENN VIRGINIA CORPORATION

INDEX

_________________________________________________________________

                                                            PAGE
PART I  Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three       1
and six months ended June 30, 1997 and 1996

Condensed Consolidated Balance Sheets as of June 30, 1997 and   2
December 31, 1996

Condensed Consolidated Statements of Cash Flows for the three   4
and six months ended June 30, 1997 and 1996

Notes to Condensed Consolidated Financial Statements            5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     6


PART II  Other Information

Item 6. Exhibits and Reports on Form 8-K                       13