Form 10-Q/A
period 1997-06-30
PENN VIRGINIA CORP
filed 1997-08-15
CIK 77159

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



                       PENN VIRGINIA CORPORATION



Date:  August 14, 1997      By: /s/ Steven W. Tholen
       --------------------    ----------------------------------
                               Steven Tholen, Vice President, CFO
                               Principal Financial Officer



Date:  August 14, 1997      By:  /s/ Ann Horton
       -----------------    ----------------------------
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