Form 10-Q
period 1997-09-30
PENN VIRGINIA CORP
filed 1997-11-14
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q



(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the period ended September 30, 1997

or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ----------- to -------------------

                   PENN VIRGINIA CORPORATION
-----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Virginia                               23-1184320
-----------------------------------------------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification No.)


100 MATSONFORD ROAD SUITE 200
RADNOR, PA     19807
(Address of principal executive offices)     (Zip Code)

(610) 687-8900
(Registrant's telephone number, including area code)


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


Number of shares of common stock of registrant
 outstanding at November 5, 1997:  8,274,089

                   PENN VIRGINIA CORPORATION
                            INDEX
                                                         PAGE
PART I    Financial Information:
Item 1.   Financial Statements

Condensed Consolidated Statements of Income for the
three and nine months ended September 30, 1997 and 1996   1

Condensed Consolidated Balance Sheets as of
September 30, 1997 and December 31, 1996                  2

Condensed Consolidated Statements of Cash Flows for
the three and nine months ended September 30, 1997
and 1996                                                  4

Notes to Condensed Consolidated Financial Statements      5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    6

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                13

           PENN VIRGINIA CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (Dollars in thousands, except per share amounts)

                          Three Months            Nine Months
                       Ended September 30,    Ended September 30,
                       --------------------- --------------------
                          1997      1996     1997      1996
                          --------- -------- --------- ---------
                              (Unaudited)          (Unaudited)

Revenues:
  Natural gas              $ 4,091  $ 4,322  $ 13,995  $ 14,025
    Oil and condensate         149      198       540       603
    Natural gas royalties      341      429     1,203     1,397
    Coal royalties           2,859    1,525     8,598     4,910
    Timber                     539      188     1,349       458
    Dividends                  662      721     1,985     2,132
    Other income                90      128       689       665
                           -------  -------  --------   -------
      Total revenues       $ 8,731  $ 7,511  $ 	28,359  $ 	24,190

Expenses:
Operating expenses         $ 1,001  $   819  $  2,741  $  2,329
Exploration expenses           472      210       812       457
Taxes other than income        455      592     1,775     1,905
General and administrative   1,727    1,882     5,604     5,265
Depreciation, depletion,
  Amortization               1,534    1,669     4,661     4,912
                           -------  -------  --------  --------
      Total expenses       $ 5,189  $ 5,172  $ 15,593  $ 14,868

Operating Income           $ 3,542  $ 2,339  $  2,766  $  9,322

Other (Income) Expense:
  Interest expense         $   568  $   491  $  1,682  $  1,094
  Gain on sale of property     (22)      (2)      (54)     (24)
  Other income                (985)  (1,429)   (2,869)  (3,340)
                           --------  -------  -------- --------
  Income before income tax $ 3,981  $ 3,279  $ 14,007  $ 11,592
  Income tax expense           892      583     3,047     2,102
                           -------   ------   -------   -------
Net Income                 $ 3,089  $ 2,696  $ 10,960  $  9,490
                           -------  -------  --------  --------

Net Income per share,
primary  (Note 2)             0.36      0.31       1.29      1.10
                           -------   -------    -------    ------

Weighted average shares
outstanding (in thousands)
(Note 2)                     8,274     8,682       8,311    8,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                    September 30,    December 31,
                                    -------------    ------------
                                    1997             1996
                                    -------------    ------------
                                    (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents              $ 1,070         $ 1,893
  Accounts receivable                      3,551           4,856
  Current portion of long-term
    notes receivable                       1,238           1,512
  Current deferred income taxes              776             776
  Recoverable income taxes                                   871
  Inventories                                235             218
  Prepaid expenses                           126             210
                                        --------        --------

    Total current assets                   6,996          10,336
                                        --------        --------

Investments                              113,831          97,368
Long-term notes receivable                 4,578           5,720

Oil and gas properties; wells
  and equipment, using the
  successful efforts method of
  accounting                              146,738        138,184
Other property, plant and equipment	        42,198         33,218
    Less: Accumulated depreciation,
          depletion and amortization      (60,731)       (56,110)
                                         ---------       --------

  Total property, plant and equipment     128,205        115,292
                                         --------       --------

Intangible assets, net of amortization        508            498
Other assets                                  311            300

       Total assets                     $ 254,429      $ 229,514
                                      -----------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

             PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)
                                     September 30,   December 31,
                                     -------------   ------------
                                     1997            1996
                                     -------------   ------------
                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on long-term debt   $ 2,025     $ 2,025
Accounts payable                           1,892       1,812
Accrued expenses                           3,523       5,543
Deferred liabilities                         279         279
Taxes on income                              332           8
                                         -------     -------
     Total current liabilities             8,051       9,667
                                         -------     -------

Other liabilities                          5,272       5,366
Deferred income taxes                     39,936      32,859
Long-term debt                            32,709      21,233
                                         -------     -------
     Total liabilities                    85,968      69,125
                                         -------     -------

Commitments and contingencies                  -           -
Minority interest                            166         178
                                         -------     -------
                                             166         178
Shareholders' equity
Preferred stock of $100 par value-
  authorized 100,000 shares; none issued       -           -
Common stock of $6.25 par value-
  authorized 16,000,000 shares, issued
  8,901,434 shares and 4,450,717 shares
  in 1997 and 1996, respectively (Note 2)  55,634     27,817
Other paid in capital  (Note 2)             8,396     36,138
Retained earnings                          48,619     43,240
                                         --------   --------
                                          112,649    107,195

Less: 627,345 shares in 1997
       and 109,477 in 1996
       of common stock held in treasury,
       at cost  (Note 2)                  14,023      5,575
      Pension liability                      774        774
      Unearned compensation - ESOP          1,700      1,850
Add:  Net unrealized investment
       holding gain                        72,143     61,215
                                          -------    -------

            Total shareholders' equity     168,295   160,211

     Total liabilities and shareholders'
      equity                              $254,429  $229,514
                                          --------  --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                          (Dollars in thousands)
                                              Three Months
                                            Ended September 30,
                                            --------------------
                                            1997        1996
                                            ---------   ---------
                                                (Unaudited)
Cash flow from operating activities:
Net Income                                   $  3,089   $  2,696
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion, and amortization    1,534      1,669
   Gain on sale of property, plant and equipment  (22)        (3)
   Deferred income taxes                          735        282
   Other                                         (473)      (916)
   Decrease in current assets                   1,067        656
   Increase (Decrease) in current liabilities    (714)     2,247
   (Increase) Decrease in other assets            (35)      (132)
   Increase (Decrease) in other liabilities       (46)    (1,173)
   Decrease in minority interest                   (4)        (5)
                                             --------   --------
      Net Cash provided by
       operating activities                  $  5,131   $  5,321
                                             --------   --------

Cash flows from investing activities:
   Proceeds from the sale of securities      $      -   $  3,000
   Proceeds from notes                          1,018        591
   Proceeds from sale of fixed assets              23        143
   Capital expenditures                        (4,622)   (12,353)
                                             ---------  ---------
     Net Cash used in investing activities   $ (3,581)  $ (8,619)


Cash flows from financing activities:
   Dividends paid                            $ (1,861)  $ (1,957)
   Proceeds from long-term debt borrowings      1,800      3,679
   Repayment of long-term debt principal       (1,925)    (3,575)
   Purchase of treasury stock                    (386)         -
   Issuance of stock                              481          -
                                            ----------  ---------
     Net Cash provided by (used in)
      financing activities                  $  (1,891)  $ (1,853)
                                            ----------  ---------

Net increase (decrease) in cash
  and cash equivalents                      $    (341)  $ (5,151)
Cash and cash equivalents-beginning balance     1,411      9,626
                                            ---------    -------
Cash and cash equivalents-ending balance    $   1,070   $  4,475
                                            ---------   --------

Supplemental disclosures of cash
  flow information:
     Cash paid to date for:
       Interest                              $    516   $    337
       Income taxes                               100        598

                                                Nine Months
                                            Ended September 30,
                                            1997        1996
                                            ---------   ---------
                                                  (Unaudited)
Cash flow from operating activities:
Net Income                                   $  10,960  $ 9,490
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion, and amortization     4,661    4,912
   Gain on sale of property, plant and equipment  (54)      (25)
   Deferred income taxes                        1,192      (372)
   Other                                       (1,795)   (2,527)
   Decrease in current assets                   2,243     1,623
   Increase (Decrease) in current liabilities  (1,613)    2,791
   (Increase) Decrease in other assets            (79)     (129)
   Increase (Decrease) in other liabilities       (94)   (1,901)
   Decrease in minority interest                  (12)      (12)
                                             --------    -------
      Net Cash provided by
       operating activities                  $ 15,409    $13,850
                                             --------    -------

Cash flows from investing activities:
   Proceeds from the sale of securities      $    350    $  3,000
   Proceeds from notes                          3,518       3,371
   Proceeds from sale of fixed assets              92         168
   Capital expenditures                       (17,808)   (25,138)
                                             ---------   --------
     Net Cash used in investing activities  $ (13,848)  $(18,599)


Cash flows from financing activities:
   Dividends paid                            $ (5,582)  $ (5,825)
   Proceeds from long-term debt borrowings     20,313     22,804
   Repayment of long-term debt principal       (8,892)   (11,400)
   Purchase of treasury stock                  (8,728)         -
   Issuance of stock                              505        652
                                            ----------  ---------
     Net Cash provided by (used in)
      financing activities                  $  (2,384)  $  6,231
                                            ----------  ---------

Net increase (decrease) in cash
  and cash equivalents                      $    (823)  $  1,482
Cash and cash equivalents-beginning balance     1,893   $  2,993
                                            ---------    -------
Cash and cash equivalents-ending balance    $   1,070   $  4,475
                                            ---------   --------

Supplemental disclosures of cash
  flow information:
     Cash paid to date for:
       Interest                              $   1,693   $   605
       Income taxes                                556     2,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PENN VIRGINIA CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997
-----------------------------------------------------------------

(1)  ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1996 annual report on Form 10-K. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


(2)  STOCK SPLIT

     On July 22, 1997, the Board of Directors declared a two-for-one stock split on the Company's common stock effected in the form of a stock dividend to holders of record on August 1, 1997.
  The number of common shares issued at September 30, 1997, after giving effect to the split was 8,901,434 (4,450,717 common shares before the split). All share and per share data have been restated to reflect the stock split.

(3)  SECURITIES

     The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at September 30, 1997 were as follows (in thousands):

                                      Gross Unrealized   Market
                                Cost    Holding Gain     Value
                                ----- ----------------   ------
Available-for-Sale:
Norfolk Southern Corporation   $2,839   $110,984         $113,823
Blue Diamond Coal Company           3          5                8
                               ------   --------         --------
                               $2,842   $110,989         $113,831

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

(6)  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of SFAS No. 128 had been adopted in the third quarter of 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15 "Earnings per Share."

(7)  HEDGING ACTIVITIES

     The Company is currently party to derivative financial instruments to manage its exposure to gas price volatility. The derivative financial instruments, which are placed with a major financial institution the Company believes is a minimum credit risk, take the form of swaps with purchased options. These derivative financial instruments are designated as hedges and realized gains and losses from the Company's price risk management activities are recognized in gas revenues when the associated production occurs.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third quarters of 1997 and 1996 Compared.

     Penn Virginia reported 1997 third quarter earnings of $3.1 million or $0.36 per share compared with $2.7 million or $0.31 per share for the third quarter of 1996. On a consolidated basis, revenues increased $0.6 million in the third quarter of 1996. This increase was a result of increases in coal revenues of $1.5 million, increases in timber revenues of $0.4 million offset by increases in general and administrative and interest expenses. General and administrative expenses increased in the third quarter of 1997 due to increases in salaries and related employee benefits, as well as fees paid to list the Company's shares of common stock for trading on the New York Stock Exchange. Interest expense increased $0.4 million in the third quarter of 1997 as a result of increased bank borrowings under the credit facility.
     In the first quarter of 1997 the Company sold 750,000 shares of Westmoreland Coal Company (Westmoreland) stock. The sale had no significant effect on 1997 earnings as the Company impaired its investment in Westmoreland stock in 1996.


Results of Operations - Nine Months of 1997 and 1996 Compared.

     Penn Virginia reported 1997 nine months earnings of $11.0 million or $1.29 per share compared with $9.5 million or $1.10 per share for the nine months of 1996. On a consolidated basis, revenues increased $4.2 million, primarily as a result of production increases in the coal segment and enhanced timber production. Operating expenses were up $0.4 million in the nine months of 1997 compared with 1996. This increase is a result of increased gathering rates in the oil and gas segment in addition to increased timber operating costs as the Company contracted timber harvesting in 1997. General and administrative expenses increased $0.3 million due to increases in personnel costs, as well as fees paid to list the Company's shares of common stock for trading on the New York Stock Exchange. Interest expense increased $0.7 million as a result of increased bank borrowings under the credit facility primarily due to the completion of two coal acquisitions and the purchase of treasury stock. Income taxes increased $0.9 million due to an increase in income before tax and a change in the annual effective tax rate from approximately 18 percent in 1996 to 22 percent in 1997.
     In the first quarter of 1997 Penn Virginia sold 750,000 shares of Westmoreland stock. This sale had no significant effect on 1997 earnings as the Company impaired its investment in Westmoreland stock in 1996.
     The Company operates in two business segments: oil and gas and coal. The oil and gas segment explores for, develops and produces crude oil and natural gas in Western Virginia, Southern West Virginia and Eastern Kentucky. The coal segment includes Penn Virginia's mineral rights to coal reserves, its timber and land assets. The Company also owns mineral rights to oil and gas reserves. Selected operating and financial data by segment is presented below.


Oil and Gas

Operating income for the oil and gas segment was $5.2 million for the third quarter year to date of 1997 compared with $5.9 million for the third quarter year to date of 1996. Operational and financial data for the Company's oil and gas segment for the 1997 and 1996 three and nine months ended September 30 is summarized in the following tables:

                                     Operations Summary
                                     -------------------------
                                     Three Months   Nine Months
                                         Ended         Ended
                                    September 30,  September 30,
                                   --------------- -------------
                                       1997   1996   1997   1996
                                       ----   ----   ----   ----
Production
Natural gas (MMcf)-Working Interest    1,654  1,669  5,149  4,980
Natural gas (MMcf)-Royalty Interest      139    168    433    515
Oil and condensate (MBbls)                 9     12     30     35
Production, MMcfe                      1,847  1,909  5,762  5,705

Average Realized Prices
Natural gas ($/Mcf)- Working Interest $ 2.47 $ 2.59 $ 2.72 $ 2.82
Natural gas ($/Mcf)- Royalty Interest   2.45   2.55   2.78   2.71
Oil and condensate ($/Bbl)             16.56  16.50  18.00  17.23

Average Costs (per MMcfe)
Lease operating                       $ 0.48 $ 0.41 $  .43 $ 0.39
Exploration expenses                    0.19   0.04   0.10   0.04
Taxes other than on income              0.20   0.25   0.27   0.27
General and administrative              0.33   0.34   0.34   0.33
Depreciation, depletion and
  amortization                          0.75   0.85   0.73   0.84
                                       -----  -----  -----  -----
     Total costs                      $ 1.95 $ 1.89 $ 1.87 $ 1.87

Approximately 40 percent of the Company's 1997 working interest natural gas production was sold at market prices, with the remaining 60 percent sold under fixed-price term contracts. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. In the third quarter of 1997, the Company recognized a $57,000 loss on hedging activities. Year-to-date the Company has recognized losses of $0.2 million on hedging activities. The Company had no comparable hedging activities in 1996. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                                          Hedging Summary
                                          -------------------
                                          Three Months
                                          Ended September 30,
                                          -------------------
                                          1997        1996
                                          ---------   ---------

Natural gas prices ($/Mcf):
Actual price received for production      $  2.50    $   -
Effect of hedging activities                (0.03)       -
                                          -------    -----
Average price                             $  2.47    $   -

                                          Nine Months
                                          Ended September 30,
                                          -------------------
                                          1997        1996
                                          --------  --------

Natural gas prices ($/Mcf):
Actual price received for production      $ 2.76    $   -
Effect of hedging activities               (0.04)       -
                                          -------   -----
Average price                             $ 2.72    $   -

                                           Financial Summary
                                           -------------------
                                           Three Months
                                           Ended September 30,
                                           -------------------
                                           1997       1996
                                           --------   --------
                                          (Dollars in thousands)
Revenues:
Natural gas sales                         $  4,091     $  4,322
Oil and gas royalties                          341          429
Oil and condensate                             149          198
Other income                                    54          113
                                          --------     --------
    Total revenues                        $  4,635     $  5,062

Expenses:
Operating expenses                        $    890     $    785
Exploration expenses                           350           78
Taxes other than income                        371          473
General and administrative                     610          653
Depreciation and depletion                   1,383        1,617
                                          --------     --------
    Total expenses                           3,604        3,606
                                          --------     --------
Operating Income                          $  1,031     $  1,456
                                          --------     --------

                                           Nine Months
                                           Ended September 30,
                                           -------------------
                                           1997       1996
                                           --------   --------
                                          (Dollars in thousands)
Revenues:
Natural gas sales                         $  13,995   $  14,025
Oil and gas royalties                         1,203       1,397
Oil and condensate                              540         603
Other income                                    299         604
                                          ---------     -------
    Total revenues                        $  16,037   $  16,629
                                          ---------   ---------

Expenses:
Operating expenses                        $  2,482    $   2,232
Exploration expenses                           584          253
Taxes other than income                      1,569        1,546
General and administrative                   1,983        1,867
Depreciation and depletion                   4,198        4,783
                                          --------     --------
    Total expenses                          10,816       10,681
                                          --------     --------
Operating Income                          $  5,221    $   5,948
                                          --------     --------

Results of Operations - Third quarters of 1997 and 1996 Compared.

Natural Gas. Natural gas sales were $4.1 million in the third quarter of 1997 compared with $4.3 million for the third quarter of 1996. The average price received by the Company for its working interest gas was $2.47 per thousand cubic feet (Mcf) compared with $2.59 per Mcf for the same period of 1996. Gas volumes were virtually unchanged in the third quarter of 1997 compared with the third quarter of 1996.

Oil and Condensate. Oil sales decreased $49,000 (25 percent) in the third quarter of 1997 compared with the same period of 1996. Prices per barrel were higher, averaging $16.56 per barrel (Bbl) for third quarter of 1997 compared with $16.50 per Bbl for 1996. As shown on the table above, production was down approximately 25 percent in the third quarter of 1997 compared with the third quarter of 1996.

Oil and Gas Royalties. Oil and gas royalties decreased $88,000 (21 percent) in the third quarter of 1997 compared with the same period of 1996. This variance resulted from a decrease in natural gas volumes of 29 million cubic feet (MMcf) and a decrease in the average realized gas prices as shown in the operations summary above.

Other Income. Other income decreased $59,000 (52 percent) in the third quarter of 1997 compared with the same period of 1996. This decrease is a result of lower gathering and compression fees received by the Company due to decreases in production.
Operating Expenses. Operating expenses for the third quarter of 1997 were $890,000 compared with $785,000 for the third quarter of 1996. This increase is largely a result of increased gathering rates on the Columbia and CNG natural gas systems partially offset by decreases in compressor rentals.

Exploration Expenses.  Exploration expenses increased $272,000
(349 percent) in the third quarter of 1997 compared with the same period of 1996. This increase is a result of two dry holes the Company drilled in 1997.

Taxes other than Income.  Taxes other than on income decreased
$102,000 (22 percent) in the third quarter of 1997 compared to the same period in 1996. This decrease results from a decline in oil and gas revenues for the quarter compared with 1996.

General and Administrative. General and administrative expenses decreased $43,000 (7 percent) in the third quarter of 1997 compared with the third quarter in 1996.

Depreciation and Depletion. Depreciation and depletion expense decreased $234,000 (14 percent) from $1,617,000 in the third quarter of 1996 to $1,383,000 in the third quarter 1997. Increases in reserve estimates at December 31, 1996 have resulted in declines of depletion rates in various fields. The rate decreased from $0.85 per MMcfe in the third quarter of 1996 to $0.75 per MMcfe in the third quarter of 1997.


Results of Operations - Nine Months of 1997 and 1996 Compared.

Natural Gas Sales. Natural gas sales decreased from $14,025,000 in the first nine months of 1996 to $13,995,000 in the first nine months of 1997. This slight decrease of two percent is a result of an increase in volume offset by a decrease in pricing. The natural gas sales volumes for the first nine months of 1997 were 5,149 MMcf compared with 4,980 MMcf for the first nine months of 1996. The average price received by the Company for its working interest gas was $2.72 per Mcf compared with $2.82 per Mcf for the same period of 1996.

Oil and Condensate Sales. Oil sales decreased $63,000 (10 percent) for the first nine months of 1997 compared with the first nine months of 1996. This decrease resulted from a reduction in volume of five MBbls offset by an increase in price per Bbl. The price per Bbl for the first nine months of 1997 was $18.00 compared with $17.23 per Bbl for the first nine months of 1996.

Oil and Gas Royalties. Oil and gas royalties decreased $194,000 (32 percent) in the first nine months of 1997 compared with the same period in 1996. This decrease resulted from a decline in volume of 82 MMcf offset by an increase in price from $2.71 per Mcf in the first nine months of 1996 compared with $2.78 per Mcf in the first nine months of 1997.

Other Income. Other income decreased $305,000 (51 percent) in the first nine months of 1997 compared with the same period in 1996. In the first nine months of 1996, the Company recognized an additional $189,000 related to the Company's natural gas contract claim settlement with Columbia Gas Transmission Company in 1995.

Operating Expenses. Operating expenses for the first nine months of 1997 were $2,482,000, which is an increase of $250,000 (11 percent) compared with the first nine months of 1996. This increase is largely a result of increased gathering rates on the Columbia and CNG natural gas systems. On an MMcfe basis, operating expenses increased from $0.39 cents in the first nine months of 1996 to $0.43 cents in the first nine months of 1997.

Exploration Expenses.  Exploration expenses increased $331,000
(131 percent) for the first nine months of 1997 compared with the first nine months of 1996. This increase is a result of two dry holes the Company drilled in 1997.

Taxes other than Income. Taxes other than on income for the first nine months of 1997 were virtually unchanged.

General and Administrative. General and administrative expenses increased $116,000 in the first nine months of 1997 compared with the first nine months of 1996. This 16 percent increase is primarily a result of salary and related employee benefits expense increases. Legal, audit and training costs were also up over the comparable period in 1996.

Depreciation and Depletion. Depreciation and depletion expense decreased $585,000 (12 percent) from $4,783,000 in the first nine months of 1996 compared with $4,198,000 in the first nine months of 1997. Increases in reserve estimates at December 31, 1996 have resulted in declines of depletion rates in various fields. The rate decreased from $0.84 per MMcfe in the first nine months of 1996 to $0.73 per MMcfe in the first nine months of 1997.

Coal

Operating income for the coal segment was $8.2 million for the nine months of 1997 compared with $3.7 million for the nine months of 1996. Operational and financial data for the Company's coal segment for the 1997 and 1996 third quarter and nine months year to date is summarized in the following tables:

                                      Operations Summary
                                      ---------------------------
                                      Three Months    Nine Months
                                      Ended           Ended
                                     September 30,  September 30,
                                     ------------   -------------
                                      1997    1996   1997   1996
                                      ------  -----  -----  -----
Production
Coal tons (000's)                      1,351    752  3,989  2,358
Timber (Mbf)                           2,436  1,038  5,937  2,576

Average Realized Prices
Coal royalties ($/ton)                $ 2.12 $ 2.03 $ 2.16 $ 2.08
Timber ($/Mbf)                           204    181    209    165

Average Costs (per ton)
Lease operating                       $ 0.08 $ 0.04 $ 0.07 $ 0.04
Exploration expenses                    0.09   0.18   0.06   0.09
Taxes other than on income              0.05   0.14   0.03   0.12
General and administrative              0.30   0.47   0.29   0.42
Depreciation, depletion and
  amortization                          0.09   0.04   0.10   0.04
                                      ------ ------ ------ ------
     Total costs                      $ 0.61 $ 0.87 $ 0.55 $ 0.71


                                 Financial Summary
                                 --------------------------------
                                 Three Months     Nine Months
                                 Ended            Ended
                                 September 30,    September 30,
                                 ---------------  ---------------
                                  1997    1996    1997    1996
                                  ------- ------- ------- -------
                                      (Dollars in thousands)
Revenues:
Coal royalties                    $ 2,859 $ 1,525 $ 8,598 $ 4,910
Timber sales                          539     188   1,349     458
Other income                           35      16     390      61
                                  ------- ------- ------- -------
      Total revenues                3,433   1,729  10,337   5,429
                                  ------- ------- ------- -------

Expenses:
Operating expenses                $   112 $    32 $   260 $    97
Exploration expenses                  121     132     227     204
Taxes other than income                61     103     123     286
General and administrative            400     357   1,141   1,000
Depreciation and depletion            123      31     383      94
                                  ------- ------- ------- -------
     Total expenses                   817     655   2,134   1,681
                                  ------- ------- ------- -------

Operating Income                  $ 2,616 $ 1,074 $ 8,203 $ 3,748
                                  ------- ------- ------- -------

Results of Operations - Third quarters of 1997 and 1996 Compared.

Coal Royalties. Coal royalties increased $1,334,000 (87 percent) in the third quarter of 1997 compared with the same period in 1996. This increase is due to the gradual restoration of the Company's Virginia property to its former levels of production and the production increases realized from the Company's Buchanan property acquired in January 1997. The average realization per ton increased from $2.04 in the third quarter of 1996 to $2.12 in the third quarter of 1997.

Timber. Timber sales increased $351,000 (187 percent) in the third quarter of 1997 compared with the third quarter of 1996. Volume sold increased from 1,038 thousand board feet (Mbf) in the third quarter of 1996 to 2,436 per Mbf in the third quarter of 1997. This increase was primarily due to timber harvested from the Company's Bull Creek property acquired in July 1996 and timber harvested in advance of expected mining operations.

Other Income. Other income increased $19,000 (119 percent) for the third quarter of 1997 compared with the third quarter of 1996. This increase was related to wheelage and rental income from the newly acquired properties.

Operating Expenses. Operating expenses increased $80,000 (250 percent) from $32,000 in the third quarter of 1996 to $112,000 in the third quarter of 1997. This increase is a result of a change in the method of selling timber. The Company has contracted the harvesting of a portion of its timber and has negotiated the sale of this timber directly with the mill. This sales method has the effect of increasing both the price per Mbf and the operating costs.

Exploration Expenses. Exploration expenses were $121,000 for the third quarter of 1997, which is a decrease of eight percent from the comparable 1996 time period. This decrease in the third quarter is a result of timing related to Company's core drilling program.

Taxes other than Income. Taxes other than on income decreased $42,000 (41 percent) from $103,000 in the third quarter of 1996 to $61,000 in the third quarter of 1997. This decrease is a result of an overall decline in the amount of property and franchise taxes the Company recognizes.


General and Administrative. General and administrative expenses increased $43,000 (12 percent) from $357,000 in the third quarter of 1996 to $400,000 in the third quarter of 1997. This increase relates to salary and employee benefit increases and an increase in legal fees.

Depreciation and Depletion. Depreciation and depletion increased $92,000 (297 percent) from $31,000 in the third quarter of 1996 to $123,000 in the third quarter of 1997. This increase was due to the production of reserves relinquished by Westmoreland and production from the Buchanan property acquired in January 1997.


Results of Operations - Nine Months of 1997 and 1996 Compared.

Coal Royalties. Coal royalties increased $3.7 million (75 percent) in the first nine months of 1997 compared with the same period in 1996. This increase is primarily due to the gradual restoration of the Company's Virginia property to its former levels of production and production from the Company's Buchanan property acquired in January 1997. The average realization per ton increased from $2.08 in the first nine months of 1996 to $2.16 in the first nine months of 1997.

Timber. Timber sales increased $891,000 (195 percent) in the first nine months of 1997 compared with the first nine months of 1996. Volume sold increased to 5,937 Mbf in the first nine months of 1997 compared with 2,576 Mbf in the first nine months of 1996. This 130 percent increase in volume is due primarily to timber harvested from the Company's Bull Creek property acquired in July 1996 and timber harvested in advance of expected mining operations. The average realized price per Mbf also increased from $165 per Mbf in the first nine months of 1996 to $209 per Mbf in the first nine months of 1997.

Other Income. Other income increased $329,000 (539 percent) for the first nine months of 1997 compared with the first nine months of 1996. This increase is related to bonuses paid by new lessees to secure leases on the Company's Virginia coal properties.

Operating Expenses. Operating expenses increased $163,000 (168 percent) for the first nine months of 1997 compared with first nine months of 1996. This is related to a change in the Company's method of selling timber. The Company has contracted the harvesting of some of its timber and has negotiated the sale of timber products directly with the mill. This sales method has the effect of increasing both the price per Mbf and the operating costs.

Exploration Expenses. Exploration expenses increased $23,000 (11 percent) for the first nine months of 1997 compared with the first nine months of 1996. This increase resulted from an earlier start of the Company's coal core drilling program which began in the winter due to milder weather conditions.

Taxes other than Income. Taxes other than on income decreased $163,000 (57 percent) in the first nine months of 1997 compared with the first nine months of 1996. This decrease is a result of an overall decline in the amount of property and franchise taxes the Company recognizes.

General and Administrative. General and administrative expenses increased $141,000 (14 percent) in the first nine months of 1997 compared with the first nine months of 1996. This increase is a result of personnel additions and salary and related employee benefit expense increases. Legal costs are also higher due to additional leasing on the property offset by a decrease in consulting fees. On a unit basis however, general and administrative expense declined from $0.42 per ton in the nine months of 1996 to $0.29 per ton in the nine months of 1997.

Depreciation and Depletion. Depreciation and depletion increased $289,000 (307 percent) in the first nine months of 1997 compared with the first nine months of 1996. The depletion rate per ton increased from $0.04 to $0.10. This increase was due to the production of reserves relinquished by Westmoreland and production from the Buchanan coal property acquired in January 1997.

Capital Expenditures, Capital Resources and Liquidity

Capital Expenditures.

In the first nine months of 1997, capital expenditures totaled $13.2 million compared with $12.6 million in the first nine months of 1996. The Company successfully completed two coal reserve acquisitions in 1997. In January, a transaction was completed for a property in Virginia. The Company acquired 10.5 million tons of high quality metallurgical coal reserves which have been leased to an operator and are actively being mined and sold under contract by the operator. The purchase price was approximately $7.0 million. In February, the Company acquired 7.5 million tons of coal contiguous to its existing Virginia reserves for approximately $1.9 million. The reserves have been leased to an operator, with production by the operator expected to begin in 1998.

In the oil and gas segment the Company has had capital expenditures totaling approximately $8.8 million in the first nine months of 1997. The Company has drilled 33 gross (26.4 net) wells in the first nine months of the year. Of these, 17 gross (12.5 net) are on line and producing. The Company expects to drill over 60 wells in 1997, with approximately 15 to 20 wells in exploratory areas.

Capital Resources and Liquidity.

Net cash provided by operating activities was $10.3 million in the first nine months of 1997 compared with $8.5 million in the first nine months of 1996. The Company's borrowings increased from $23.2 million at the end of 1996 to $34.8 million at September 30, 1997. During the third quarter of 1997, the Company renegotiated its $50 million senior unsecured revolving credit facility with a group of banks, increasing the borrowing base from $50 million to $75 million (Item 6). This combination enabled the Company to complete two coal acquisitions in January and February, pay a quarterly dividend of $0.225 per share to acquire $8.7 million (210,308 shares) of the Company's common stock. The Company purchased the 210,308 shares when Interkohle Beteiligungsgesellschaft mbH (VEBA) sold its approximate twenty percent holding of Penn Virginia's outstanding common stock. The VEBA shares were broadly distributed to various financial institutions and mutual funds. The Board of Directors and senior management also participated in the purchase.

The Company has entered into six fixed-price term agreements with respect to a portion of its natural gas production to limit exposure to price fluctuations. Presently, the Company has sold approximately 9,000 net Mcf per day at a weighted average price in excess of $2.80 per Mcf. These physical sales cover various periods from October 1997 to December 1998. Additionally, the Company entered into two natural gas derivative transactions. The financial instruments executed provide a price floor to limit downside price risk and a market participation price that allows the Company to receive the benefit of a price upturn. One financial transaction is for 5,000 MMBtu per day with a floor of approximately $2.10 per MMBtu and market re-opener at $2.48 per MMBtu with a term from May 1997 through October 1999. The second transaction is also for 5,000 MMBtu per day with a floor of approximately $2.10 per MMBtu and market re-opener at $2.35 per MMBtu with a term from November 1997 through October 1999.

The Company also holds an investment in Norfolk Southern common stock. At September 30, 1997, the Company had an unrealized holding gain of approximately $111.0 million.

The Company experienced a set back in the development of its Bull Creek property which was acquired in July of 1996, when the construction and mining company that leased the reserves filed for Chapter 11 bankruptcy protection in the third quarter. Although no mining had begun on the property, it was scheduled to start in early 1998 with an expected annual production of approximately one million tons. The Company anticipates that a new operator will take over operations, but the timing of the transition in uncertain.

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

PART II  Other information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended
     September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PENN VIRGINIA CORPORATION



Date:  November 14, 1997    By:  /s/ Steven W. Tholen
                                 -------------------------------
                                 Steven W. Tholen, Vice President,
                                 Chief Financial Officer


Date:  November 14, 1997     By:  /s/ Ann N. Horton
                                  -------------------------------
                                  Ann N. Horton, Controller