Form 10-K
period 1997-12-31
PENN VIRGINIA CORP
filed 1998-03-26
CIK 77159

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-K

     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----  SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1997
                                or
   -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-753

                      ------------------------------


                        PENN VIRGINIA CORPORATION
                  One Radnor Corporate Center, Suite 200
                           100 Matsonford Road
                             Radnor, PA 19087

         Registrant's telephone number, including area code:
                          (610) 687-8900

Incorporated in             I.R.S Employer Identification Number
     VIRGINIA                            23-1184320

Securities registered pursuant to section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:

Title of Each Class          Name of Exchange on which registered
-------------------          ------------------------------------
   Common Stock,                   New York Stock Exchange
$6.25 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  __X__     No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

     The aggregate market value of the voting stock held by non-affiliates of the Corporation at March 6, 1998 was 225,623,406, based on the closing price of $27.25 per share. As of that date, 8,279,758 shares of common stock were issued and outstanding. The number of shareholders of record of the registrant was 910 as of March 6, 1998.
                             __________________________
DOCUMENTS INCORPORATED BY REFERENCE:
                                               Part Into
                                          Which Incorporated
                                          ------------------
Proxy Statement for Stockholder               Part III
    Meeting on May 5, 1998

<PAGE 1>

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

                            Part IV
14.  Exhibits, Financial Schedules and Reports on Form 8-K

<PAGE 2>

Part 1

ITEM 1 - BUSINESS

General
-------

     Penn Virginia Corporation ("Penn Virginia" or the "Company"), is a Virginia corporation founded in 1882. The Company is engaged in the exploration, development and production of oil and natural gas and the collection of royalties and overriding royalty interests on various oil and gas properties; the leasing of coal mineral rights and the collection of related royalties.

     Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in the Appalachian Basin. Its oil and gas operations are concentrated in western Virginia, southern West Virginia and eastern Kentucky. The Company had proved reserves of approximately 424,000 barrels of oil and condensate and 172 billion cubic feet of natural gas at December 31, 1997.

     The Company owns the mineral rights to approximately 380 million tons of recoverable coal reserves located in Virginia, West Virginia and Kentucky. Its coal reserves include both surface and underground mineable seams. The reserves are generally high quality, low-sulfur bituminous coal and are leased to various operators.

Financial Information
---------------------

     The Company operates in two primary business segments: (1) oil and gas and (2) coal and land. Financial information concerning the Company's business segments can be found in Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements of Penn Virginia Corporation which is included in this report.

Oil and Gas
-----------

Overview

     Penn Virginia's oil and gas properties are concentrated in western Virginia, southern West Virginia and eastern Kentucky. At December 31, 1997, the Company had approximately 174.1 Bcfe of proved reserves (171.6 Bcf of natural gas) including 158.3 Bcfe of working interests and 15.8 Bcfe of royalty interests.
Production

     During 1997, 38,000 barrels of oil and condensate and 7.8 Bcf of natural gas, net to the Company's interest, were produced compared with 47,000 barrels and 7.5 Bcf in 1996. Prices received by the Company were $17.39 and $18.43 per barrel and $2.81 and $2.84 per Mcf for oil and gas in 1997 and 1996, respectively.

Exploration and Development

     The Company drilled 62 net wells in 1997 of which 43 were development and 19 were exploratory. A total of 3.0 net wells were dry holes. In addition, 6.0 net exploratory wells were being evaluated and tested at year-end. The successful wells added approximately 17.9 Bcfe of proved reserves, replacing 224 percent of 1997 production.

<PAGE 3>

Transportation

     The Company transports its natural gas to market on various gathering, transmission and pipeline systems owned primarily by third parties.

     Approximately forty-five percent of the Company's natural gas is gathered by Consolidated Natural Gas "CNG" and Columbia Natural Resources "CNR". Interruptible gathering rates have increased in recent years as pipelines have implemented the mandatory unbundling of gathering services (Federal Energy Regulatory Commission Order 636) from other transportation services. CNG's interruptible gathering rates will increase from 14.4 cents to 15.4 cents per MMbtu effective for 1998. CNR's interruptible gathering rates will increase from 25 cents to 26 cents per MMbtu effective February 1, 1998.

     Penn Virginia's natural gas production is transported to market primarily on two major transmission systems. Columbia Gas Transmission transports approximately 60 percent and CNG Transmission transports approximately 30 percent. Production can be adversely affected by shutdowns of the pipelines for maintenance or replacement as pipeline flexibility is limited.

Marketing

     Penn Virginia sold its natural gas on the spot market or through fixed price physical contracts in 1997. In addition, the Company entered into commodity derivative contracts to reduce the risk caused by fluctuations in the price of natural gas. In April 1997, Penn Virginia executed a contract for a participating forward swap for 5,000 MMbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.48 per MMbtu for the period of May 1997 through October 1999. In September 1997, the Company completed a second participating forward swap for an additional 5,000 MMbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.35 per MMbtu for the period of November 1997 through October 1999.

     The Company has hedged in 1998 either through physical contracts or financial commodity instruments approximately 70 percent of anticipated 1998 production at an average floor price of approximately $2.60 per Mcf. Penn Virginia may use additional contracts to reduce the risk of price fluctuations in 1998 and beyond.

Coal and Land Operations
------------------------

Overview

     Penn Virginia owned approximately 130,000 acres of coal, timber and natural gas bearing land in Virginia, West Virginia and Kentucky at December 31, 1997.

     Coal is mined by several operators according to long-term lease agreements which generally require royalty payments to Penn Virginia based on a minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the coal's selling price.

     The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. The Company owns approximately 206 million board feet of standing saw timber.

Coal Production

     Various operators mined 5.4 million tons of coal from Penn Virginia's properties in 1997 and paid an average royalty rate of $2.14 per ton compared with 3.4 million tons mined in 1996 at an average royalty rate of $2.07 per ton.

     West Virginia

     In July 1996, the Company purchased the Bull Creek coal and timber property in West Virginia for approximately $8.0 million. The purchase included 15,000 acres holding an estimated 17 million recoverable tons of relatively low sulfur, high Btu coal reserves and 2.2 MMbf of high quality hardwood standing saw timber. Simultaneous with the acquisition, the Company entered into a long-term lease with the seller for the mining of the coal reserves. Penn Virginia expected the seller to begin coal production in 1998 and gradually increase production to approximately 1.5 tons per year.

<PAGE 4>

     The coal lessee subsequently filed for protection under Chapter 11 of the Federal Bankruptcy code in July 1997. Negotiations with third party coal operators to assume the coal lease on this property are on-going. Coal mining operations can commence immediately upon assumption of the lease by a qualified operator and the approval of United States Bankruptcy Court.

     The Spruce Laurel property in West Virginia contains approximately 68 millions tons of recoverable coal leased to various operators under six lease agreements. New mining permits were issued during 1997 to a lessee for approximately 25 million tons of the Spruce Laurel reserves and mining commenced in the fourth quarter. There is active mining on two of the remaining five leases.

     Mine operators on the Spruce Laurel property mined 1,319,000 tons of coal and paid an average royalty of $2.23 per ton in 1997 compared with 1,094,000 tons in 1996 and an average royalty rate of $2.20 per ton.

     Virginia

     During 1997, operators mined 4,103,000 tons of coal in Virginia and paid an average royalty rate of $2.12 per ton compared with 2,287,000 tons of coal in 1996 at an average royalty rate of $2.01 per ton.

     Significant development of the Wise properties, principally leased to Westmoreland Coal Company until May 1996, continued during the year. Eight mining permits were obtained and seven new mines were constructed during the year. Twenty-three lessees produced 3,222,000 tons of coal at an average royalty rate of $2.10 per ton. This compares to 2,287,000 tons produced in 1996 at an average royalty rate of $2.01 per ton. Production from new lessees accounted for 935,000 tons of the total production from the Wise properties during the year. Production from the Wise property is expected to increase steadily during 1998 and 1999.

     In January 1997, the Company acquired the Buchanan properties in Virginia consisting of 6,500 acres with mining rights to an additional 13,100 acres. The property contains an estimated 10.5 million recoverable tons of high quality metallurgical and steam coal. The properties produced 881,000 tons of coal in 1997 under three lease agreements. The ownership of the principal purchaser of the production from the property changed in the first quarter 1998 resulting in a disruption of a portion of the production. The duration of this interruption is unknown at this time. Production is expected to resume at levels similar to 1997 during 1998.

     In February 1997, Penn Virginia acquired approximately 7.5 million tons of recoverable coal on approximately 4,700 acres in Virginia adjacent to the Company's Kentucky properties. The coal is high quality, low sulfur coal suitable for the steam market. Production from the property should begin in 1999 after necessary mining and environmental permits are obtained.

Timber Production

     The Company harvested and sold 7.9 million board feet for an average price of $206 per Mbf in 1997 compared with 4.0 million board feet for an average price of $183 per Mbf in 1996. In conjunction with the purchase of additional coal reserves in West Virginia described above, the Company acquired approximately 22 million board feet of standing hardwood timber. This property generated sales of 2.1 million board feet in 1997.

     The Company's timber resources are managed primarily on a sustained yield basis using various regeneration and intermediate stand improvement techniques. The sustained yield essentially allows for the harvest of an amount equal to the annual growth of timber within the stand. Timber is also harvested in advance of mining to prevent loss of the resource. Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, where Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product.

<PAGE 5>

Investments
-----------

     The Company holds equity investments primarily in Norfolk Southern Corporation. See Note 13 (Investments and Other Income) of the Notes to the Consolidated Financial Statements for additional information.

     In the third quarter of 1997, Norfolk Southern Corporation declared a three for one stock split. The shares held by the Company increased from 1,102,400 shares to 3,307,200 shares as a result of the split.

     In the first quarter of 1997, the Company sold 750,000 shares of Westmoreland Coal Company (Westmoreland) stock. The sale had no significant effect on 1997 earnings as the Company recorded an impairment of its investment in Westmoreland stock in 1996.

     In the fourth quarter of 1996, Penn Virginia sold 598,600 shares of its Westmoreland common stock to various purchasers. In December 1996, Westmoreland filed Chapter 11, and therefore Penn Virginia wrote down its investment in the remaining 755,811 shares held at year end. The sale of this stock and subsequent impairment of the remaining 755,811 shares held at year end resulted in a $3.3 million pretax charge to earnings.

     In September 1996, the Company sold its sixteen percent interest in Westmoreland Resources, Inc., a joint venture that operates a Montana coal mine, to Westmoreland. Westmoreland Coal Company exercised an option received in conjunction with a portion of the Wise property coal reserve lease restructuring and coal reserve relinquishment. The Company received $3.0 million in cash.

     Also, in September 1996, the Company contributed 400,000 shares of its Westmoreland common stock to the Penn Virginia Corporation Benefits Trust Fund, which is a voluntary employee beneficiary association. This fund provides part of the life and medical benefits coverage for eligible retired employees of Penn Virginia.

     The fair value of the Company's equity portfolio at December 31, 1997 was $100.9 million compared with $97.4 million at December 31, 1996.

Risks Associated with Business Activities
-----------------------------------------

General
-------
Government Regulations

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

<PAGE 6>

Oil and Gas
-----------

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

Exploratory Drilling

     Both development and exploratory drilling involve risks. However, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company anticipates the number of exploratory prospects drilled in 1998 and future years may increase compared with previous years. Consequently, it is likely that the Company will experience increased levels of exploration expense in 1998 and future years.

Transportation

     Penn Virginia's natural gas production is transported to market primarily on two major transmission systems. Columbia Gas Transmission transports approximately 60 percent and CNG Transmission transports approximately 30 percent. Production can be adversely affected by shutdowns of the pipelines for maintenance or replacement, as pipeline flexibility is limited.

Coal and Land
-------------

Operating Risks

     Penn Virginia's coal royalty stream is impacted by several factors, which the Company generally cannot control. The number of tons mined annually is determined by an operator's mining efficiency, labor availability, geologic conditions, ability to market coal and ability to arrange reliable transportation to the end-user. Coal emissions are regulated by various federal and state agencies which affect the quality of coal that can be burned within compliance guidelines.

Investments
-----------

     The value of the Company's investment portfolio is subject to market price fluctuations.

Employees
---------

     Penn Virginia had 59 employees at December 31, 1997. The Company considers its relations with its employees to be good.

<PAGE 7>

Executive Officers of the Company
---------------------------------

     Below is a list of executive officers of the Company including their ages and positions held. Each officer is elected annually by the Board of
Directors and serves at the pleasure of the Board of Directors.
                                                        Office
     NAME            Age     Office                     Held Since
-----------------    ---  --------------------------    ----------
A. James Dearlove    50   President and Chief           1996
                          Executive Officer
Steven W. Tholen     47   Vice President and Chief      1995
                          Financial Officer
David R. Barker      42   Vice President                1996

Keith D. Horton      44   Vice President                1996

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

     Keith D. Horton - Mr. Horton is a Vice President. He also serves as President of the Company's coal and land management subsidiary. He has served in various capacities with the Company since 1981. Mr. Horton serves as Chairman of the Central Appalachian Section of the Society of Mining Engineers. He also serves as a director of the Virginia Mining Association, Powell River Project and the Virginia Coal Council.

<PAGE 8>

     The following terms have the meanings indicated below when used in this report.

Bbl     - means a standard barrel of 42 U.S. gallons
Bcf     - means one billion cubic feet
Bcfe    - means one billion cubic feet equivalent with one
          barrel of oil or condensate converted to six thousand cubic feet of natural gas based on the estimated relative energy content
Gross   - acre or well means an acre or well in which a working
          interest is owned
Mbbl    - means one thousand barrels
Mbf     - means one thousand board feet
Mcf     - means one thousand cubic feet
MMbtu   - means one million British thermal units
MMcf    - means one million cubic feet
Net     - acres or wells is determined by multiplying the gross
          acres or wells by the working interest in those gross acres or wells
Proved Reserves - means those estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions

<PAGE 9>

ITEM 2 - PROPERTIES

Oil and Gas
-----------

Production and Pricing

     The following table sets forth production, sales prices and production costs with respect to the Company's properties for the years ended December
31, 1997, 1996, 1995.


Year Ending December 31,               1997       1996       1995
-------------------------------      ------     ------     ------
Production
     Oil and condensate (Mbbls)          38         47         58
     Natural gas (MMcf)               7,755      7,483      7,161

Average sales price
     Oil and condensate ($/Bbl)     $ 17.39   $  18.43   $ 14.24
     Natural gas ($/Mcf)            $  2.81   $   2.84   $  1.85

Production cost
     Operating cost per Mcfe        $  0.42   $   0.39   $  0.40
     Production taxes per Mcfe      $  0.26   $   0.26   $  0.18
                                    -------   --------   -------
       Total production cost
       per Mcfe                     $  0.68   $   0.65   $  0.58

Proved Reserves

     Penn Virginia had proved reserves of 424,000 barrels of crude oil and condensate and 172 Bcf of natural gas at December 31, 1997. The present value of the estimated future cash flows discounted at 10 percent (Pre-tax SEC PV10
Value) was $141 million. At December 31, 1997, the Company had 367 gross (220 net) proved undeveloped drilling locations.

                                               Natural      Pre-tax
                         Oil and     Natural     Gas        SEC PV10
                       Condensate     Gas     Equivalents   Value
                         (Mbbls)     (Bcf)      (Bcfe)      ($MM)
                       ----------   --------  ----------    --------
1997
     Developed            364         110       112         $ 110
     Undeveloped           60          61        61            31
                        -----       -----     -----         -----
       Total              424         172       173         $ 141

1996
     Developed            390         105       107         $  37
     Undeveloped           64          70        71            49
                          ---         ---       ---         -----
       Total              454         175       178         $ 186

1995
     Developed            348          86        89         $  82
     Undeveloped           83          84        84            35
                          ---         ---       ---         -----
       Total              431         170       173         $ 117

     The average prices used to determine proved reserves at December 31, 1997, 1996 and 1995 were ($/Bbl) $15.50, $23.25 and $16.02, respectively for oil and condensate and ($/Mcf) $3.11, $3.74 and $2.67, respectively for natural gas. Such prices were prices in effect as of year end and may not be indicative of future sales prices received. Net proved oil and gas reserves as of December 31, 1997, were estimated by Wright and Company, Inc. of Brentwood, Tennessee. Net proved oil and gas reserved as of December 31, 1996 were estimated

<PAGE 10>

by the Company's engineers and were reviewed by Williamson Petroleum Consultants, Inc. (Williamson) of Houston, Texas. Net proved oil and gas reserves as of December 31, 1995 were estimated by Williamson.

     Since January 1, 1997, no oil or gas reserve information has been filed with, or included in any report to any U.S. authority or agency other than the SEC and the Energy Information Administration (EIA). The basis of reporting reserves to the EIA for the Company's reserves is identical to that set forth in the foregoing table.

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

                                  Gross Acreage     Net Acreage
                                  -------------     -----------
                                         (in thousands)
Developed                             314               161
Undeveloped                           111                47
                                      ---               ---
  Total                               425               208

Gross Wells Drilled

     The following table sets forth the gross number of exploratory and development wells drilled during the last three years. The number of wells drilled means the number of wells spud at any time during the respective year. Productive wells means either wells which are producing or which are capable of commercial production.

Years Ended December 31,              1997       1996       1995
------------------------              ----       ----       ----
Exploratory
     Productive                         21          -          2
     Dry                                 3          1          -
     Under Evaluation                   12         13          -
                                       ---        ---         --
       Total                            36         14          2

Years Ended December 31,              1997       1996       1995
------------------------              ----       ----       ----
Development
     Productive                         53         50         31
     Dry                                 1          1          1
                                       ---        ---        ---
       Total                            54         51         32

     Of the 13.0 gross wells under evaluation at the end of 1996, 10 were productive and 3.0 were expensed as dry holes in 1997.

<PAGE 11>

Net Wells Drilled

     The following table sets forth the number of net exploratory and development wells. Net wells equal the number of gross wells multiplied by Penn Virginia's working interest in each of the gross wells.

Years Ended December 31,              1997       1996       1995
------------------------              ----       ----       ----
Exploratory
     Productive                       11.0          -        2.0
     Dry                               2.0        0.1          -
     Under Evaluation                  6.0       10.1          -
                                      ----       ----       ----
       Total                          19.0       10.2        2.0


Years Ended December 31,              1997       1996       1995
------------------------              ----       ----       ----
Development
     Productive                       42.0       37.3       21.5
     Dry                               1.0        1.0        1.0
                                      ----       ----       ----
       Total                          43.0       38.3       22.5

     Of the 10.1 net wells under evaluation at the end of 1996, 7.1 were productive and 3.0 were expensed as dry holes in 1997.

Productive Wells


     The number of productive oil and gas wells in which Penn Virginia had an interest at December 31, 1997 is set forth below. Productive wells are producing wells or wells capable of commercial production.

        Operated Wells       Non-Operated Wells        Total
        --------------       ------------------     -------------
        Gross     Net          Gross     Net        Gross     Net
        -----     ---          -----     ---        -----     ---
Oil         8       8              7       2           15      10
Gas       638     542            365      56        1,003     598
          ---     ---            ---      --        -----     ---
  Total   646     550            372      58        1,018     608


Coal and Land
-------------

     Penn Virginia's coal reserves and timber assets at December 31, 1997 covered 130,000 acres in Virginia, West Virginia and Kentucky. The coal reserves are in various surface and underground seams.

     Penn Virginia's recoverable coal reserves are estimated at 380 million tons as of December 31, 1997. Recoverable coal reserves mean coal that is economically mineable using existing equipment and methods under federal and state laws now in effect. Reserve estimates are adjusted annually for production, unmineable areas and sales of coal in place. The majority of the Company's reserves are high in energy content, low in sulfur and suitable for either the steam or metallurgical markets.

     The amount of coal a lessee can profitably mine at any given time is subject to several factors and may be substantially different from "recoverable reserves." Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

     The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar, and black cherry. The Company owns approximately 206 million board feet of standing saw timber.
<PAGE 12>

Coal Reserves

     The following table sets forth the coal reserves that are owned by the Company. The reserves are estimated internally by the Company's engineers.

                                        1997     1996     1995
                                       -----    -----    -----
                                            (in millions)
Beginning of year                      357.6    227.1    257.8
     Production                         (5.4)    (3.4)    (4.1)
     Additions, deletions, revisions    27.6    133.9    (26.6)
                                       -----    -----    -----
     End of year                       379.8    357.6    227.1


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

PART II

     ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

Common Stock Market Prices And Dividends
----------------------------------------

High and low stock prices and dividends for the last two years were:
                         1997<F*>                1996<F*>
             -------------------------- ------------------------
                                Cash                      Cash
               Sales Price    Dividends  Sales Price    Dividends
             ---------------- ---------  -------------- ---------
Quarter
Ended:       High    Low        Paid    High    Low       Paid
------------ ------- ---------  ------  ------- --------- -------
March 31     $23-3/8 $21-1/2    $0.225  $18-1/4 $16-1/8   $0.225
June 30      $25-5/8 $20-3/8    $0.225  $19-1/8 $16       $0.225
September 30 $31     $23-7/8    $0.225  $18-3/4 $17       $0.225
December 31  $30-3/4 $26-15/16  $0.225  $24-1/8 $17-11/16 $0.225

<F*> All stock market prices and dividends have been restated to reflect the two-for-one split of the Company's common stock effective as of August 15, 1997.

The Company's common stock is traded on the New York Stock Exchange under the symbol PVA. Prior to September 1997, the Company's common stock was traded on the NASDAQ under the symbol PVIR.

<PAGE 13>

ITEM 6 - SELECTED FINANCIAL DATA

Five Year Selected Financial Data
---------------------------------


Year Ended December 31,  1997<Fa>  1996<Fa>  1995<Fa>  1994<Fa>
                         --------  -------   -------   -------
                           (in thousands except per share data)
Revenues                 $ 41,404  $ 34,133  $ 38,890  $ 33,711
Operating income           18,719    13,212     5,855    10,712
Net income               $1 6,018  $ 13,040  $ 10,084  $1 3,501

Per common share:
Net income, basic (b)    $   1.93  $   1.51  $   1.18  $   1.58
Net income, diluted (b)      1.88      1.50      1.18      1.58
Dividends paid           $   0.90  $   0.90  $   0.90  $   1.00
Weighted average shares
   outstanding              8,302     8,694     8,538     8,560

Total assets             $247,230  $229,514  $206,001  $199,259

Long-term debt           $ 31,903  $ 21,233  $ 12,700  $ 9 ,250

Stockholders' equity     $ 63,704  $160,211  $147,357  $137,446


Year Ended December 31,        1993<Fa>
                               -------
                         (in thousands except per share data)
Revenues                      $ 31,810
Operating income                 5,433
Net income                    $ 10,252

Per common share:
Net income, basic <Fb>        $   1.20
Net income, diluted <Fb>          1.20
Dividends paid                $   1.45
Weighted average shares
   outstanding                   8,560

Total assets                  $214,259
Long-term debt                $ 16,575

Stockholders' equity          $137,777

<Fa>  All weighted average share and per share data have been restated to reflect the two-for-one split of the Company's common stock.
<Fb>  Earnings per share data have been restated for all periods presented to give effect for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share."

<PAGE 14>

SUMMARIZED QUARTERLY FINANCIAL DATA
Quarterly financial data for 1997 and 1996 were as follows:

                                       1997<Fa>
                     --------------------------------------------
                                    Quarters Ended
                          (in thousands except per share data)
                       Mar.31     June 30     Sept.30     Dec. 31
                     --------------------------------------------
Revenues             $ 10,250     $ 9,413     $ 8,754    $ 12,987
Operating
 income                 5,470       3,786       3,564       5,899
Net income           $  4,726     $ 3,145     $ 3,089     $ 5,058
Net income
 per share,
 basic <Fb> <Fc>     $   0.55     $  0.38     $  0.36     $  0.61
Net income
 per share,
 diluted <Fb> <Fc>   $   0.55     $   0.37     $  0.35    $  0.59
Weighted average
 shares outstanding     8,620        8,270       8,274      8,274

                                       1996<Fa>
                    ---------------------------------------------
                                   Quarters Ended
                         (in thousands except per share data)
                     Mar. 31     June 30     Sept. 30     Dec. 31
                    ---------------------------------------------
Revenues            $  8,890     $ 7,814     $ 7,514     $ 9,915
Operating
 income                4,112       2,893       2,341       3,866
Net income          $  4,257     $ 2,537     $ 2,696     $ 3,550
Net income
 per share,
 basic <Fb> <Fc>    $   0.50     $  0.29     $   0.31    $  0.41
Net income
 per share,
 diluted <Fb> <Fc>  $   0.50     $  0.29     $   0.31    $  0.40
Weighted average
 shares outstanding    8,530       8,592        8,682       8,742

<Fa>  All weighted average share and per share data have been restated to reflect the two-for-one split of the Company's common stock.
<Fb>  The sum of the quarters may not equal the total of the respective years net income per share due to changes in the weighted average shares outstanding throughout the year.
<Fc>  Earnings per share data have been restated for all periods presented to give effect for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share."

<PAGE 15>

ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------
     The following review of operations and financial condition of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

     Penn Virginia and its subsidiaries completed several important achievements in 1997 which are expected to provide a platform for future growth and continued strong financial performance.

     The Company experienced three significant stock related events. In January 1997, the largest stockholder of Penn Virginia common stock sold its 20 percent position. Purchasers included a variety of financial institutions and mutual funds as well as certain of the Company's Board of Directors, senior management, and the Company itself. In July 1997, Penn Virginia declared a two-for-one stock split for holders of common stock. The Company doubled its authorized shares of common stock from 8 million to 16 million. This increase was approved by the stockholders at the annual meeting in May 1997. Finally, on September 11, 1997 the Company listed its common stock on the New York Stock Exchange.

     Financially, Penn Virginia achieved operating income of $18.7 million, the highest in Company history, representing a 42 percent increase over 1996. Net income of $16.0 million was also a new Company high, increasing 23 percent over 1996.

     In 1997, the Company completed the most aggressive oil and natural gas drilling program in Company history by drilling 90 gross (62 net) wells resulting in the addition of 17.9 Bcfe of proved reserves, replacing 224 percent of 1997 production. Penn Virginia also achieved the highest production level in company history of 8.0 Bcfe. Penn Virginia is dedicated to the financial discipline and strategy necessary to focus primarily on drilling when natural gas prices are high and acquisition of reserves when natural gas prices are low.

     In 1997, the Company re-leased portions of the approximately 220 million tons of coal reserves that had been regained in 1996. As a result, twelve new lessees brought diversification to a property that had previously been controlled by one lessee. In January 1997, the Company acquired a property in Virginia consisting of 6,500 acres and the mining rights to an additional 13,100 acres. The property contains an estimated 10.5 million recoverable tons of high quality metallurgical and steam coal.

     In February 1997, Penn Virginia acquired approximately 7.5 million tons of recoverable coal reserves on approximately 4,700 acres adjacent to the Company's Kentucky properties. The coal is high quality, low sulfur coal suitable for the steam market. Production from the property is anticipated to begin in 1998. Coal production and the resulting royalty income increased 60 percent and 66 percent respectively over 1996 and 1995 levels. Also, revenue from the sale of timber reached a Company record level of $1.8 million. In January 1998, Penn Virginia opened a satellite office in Charleston, West Virginia with the primary objective of identifying and developing both oil and gas and coal reserve opportunities.

Goals and Strategy

     Penn Virginia's primary goal is to increase shareholder wealth. The Company intends to grow but only if such growth results in adding real economic value. The Company believes growth in economic value will ultimately be reflected in the price of its stock. The components of a value-added strategy include growth, margin management, value enhancement, and divestiture. Penn Virginia intends to increase reserves, production, and value over a commodity price cycle. Managing margins includes mitigating the low points of a price cycle through hedging and an aggressive management of costs primarily through an emphasis on improvements in productivity. At Penn Virginia, value enhancement activities include pursuing competitive advantages that increase the value of existing assets and improve the opportunities to make successful acquisitions. Finally, selective divestiture of declining or non-strategic assets and redeployment of the capital resources is an important part of the Company's management of its long-term asset portfolio.

     Penn Virginia's long-term oil and gas strategy is to add to its base of proved reserves through a combination of low-risk development drilling, moderate-risk exploratory drilling and property acquisitions. The

<PAGE 16>

Company targets acquisition candidates with significant development and exploration opportunities and/or the potential to consolidate operations, reduce operating costs per unit of production, and accelerate cash flow.

     Penn Virginia's coal and land strategy is to maximize coal production from its properties for the long term by leasing reserves to a diversified mix of quality operators. Timber production is coordinated to facilitate coal mining activities. An active coal and land asset acquisition program is underway.

     Penn Virginia's investment in Norfolk Southern Corporation is considered an important financial asset but not a strategic asset.

Results of Operations
---------------------

Consolidated Net Income

     Penn Virginia's 1997 net income was $16.0 million compared with $13.0 million in 1996 and $10.1 million in 1995. Income before income taxes includes a gain of approximately $2.0 million on the sale of non-strategic oil and gas properties in November 1997.

     Income before income taxes in 1996 includes a $3.3 million loss on the Company's investment in Westmoreland Coal Company common stock and $0.6 million gain for the settlement of the abrogation of natural gas sales contracts by Columbia Energy Company.

     Net income for 1995 includes $11.4 million for the settlement of the abrogation of natural gas sales contracts by Columbia Gas, a $6.4 million gain on the sale of 100,000 shares of Norfolk Southern Corporation common stock, a $10.9 million charge on certain of the Company's proved oil and gas properties related primarily to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and a $1.5 million loss related to the sale of nonstrategic oil and gas properties.

Selected Financial Data
                                     1997     1996     1995
                                   ---------------------------
                                  (in millions except as noted)
Revenues                            $41.4     $34.1    $38.9
Operating costs and expenses         22.7      20.9     33.0
Operating income                     18.7      13.2      5.9
Net income                           16.0      13.0     10.1
Earnings per share, basic            1.93      1.51      1.18
Earnings per share, diluted          1.88      1.50      1.18

<PAGE 17>
Oil and Gas
-----------

     The oil and gas segment explores for, develops and produces crude oil and natural gas in western Virginia, southern West Virginia and eastern Kentucky. The Company also owns mineral rights to oil and gas reserves.

Selected Financial and Operating Data

                                        1997     1996     1995
                                     ---------------------------
                                    (in millions except as noted)
Revenues
     Oil and condensate                 $ 0.7   $  0.9   $  0.8
     Natural gas sales                   20.2     19.3     12.3
     Royalty income                       1.6      1.8      1.1
     Gain on the sale of property         1.9        -      0.2
     Natural gas contract settlement        -      0.6     11.4
     Other                                0.5      0.5      0.4
                                        -----    -----    -----
       Total Revenues                   $24.9    $23.1    $26.2

Expenses
     Lease operating expenses           $ 3.4    $ 3.1    $ 3.0
     Exploration expenses                 1.4      0.4      0.4
     Taxes other than income              2.1      2.0      1.3
     Loss on the sale of property           -        -      1.8
     General and administrative           2.7      2.7      3.1
                                        -----    -----    -----
       Operating Expenses                 9.6      8.2      9.6
     Depreciation, depletion and
          amortization                    5.9      6.6      7.6
     Impairment of properties               -        -     10.9
                                        -----    -----    -----
          Total Expenses                $15.5    $14.8    $28.1
                                        -----    -----    -----

Operating Income (Loss)                 $ 9.4    $ 8.3    $(1.9)

Production
     Oil and condensate (MBbls)            38       47       58
     Natural gas (Bcf)                    7.2      6.8      6.6
     Royalty natural gas (Bcf)            0.6      0.7      0.6

Prices
     Oil and condensate ($/Bbl)        $17.39   $18.43    $14.24
     Natural gas ($/Mcf)                 2.81     2.84      1.86
     Royalty natural gas ($/Mcf)         2.89     2.66      1.96

Hedging Summary
 Natural gas prices ($/Mcf):
     Actual price received for
           production                  $ 2.87    $ 2.82    $ 1.86
     Effect of hedging activities       (0.06)        -         -
                                       -------   -------   ------
     Average price                     $ 2.81    $ 2.82    $ 1.86

     The oil and gas segment had an operating income of $9.4 million in 1997 compared with $8.3 million in 1996 and an operating loss of $1.9 million in 1995.

     Revenues for 1997 were slightly higher compared with 1996 resulting from a gain on the sale of oil and gas property in 1997. Revenues for 1996 included the recognition of income associated with the settlement of a contract dispute with the Columbia Energy Company in 1996. Oil prices declined from $18.43 in 1996 to $17.39 in

<PAGE 18>

1997. The Company received an average of $2.84 per Mcf for its working interest gas in 1996 compared with $2.81 per Mcf in 1997. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. In 1997, the Company recognized losses of $0.5 million on hedging activities. The Company had no comparable hedging activities in 1996 and 1995.

     Operating expenses increased 17 percent in 1997 to $9.6 million compared with $8.2 million in 1996 and $9.6 million in 1995. Exploration expenses were the primary factor in this 1997 increase when compared to 1996 due to dry hole costs for five exploratory wells in 1997.

     Expenses decreased $13.3 million in 1996 compared with 1995, primarily as a result of the adoption of SFAS No. 121 in 1995 and a loss on the sale of non-strategic oil and gas properties.

Coal and Land
-------------

     The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and its land assets.

Selected Financial and Operating Data

                                  1997      1996      1995
                                ---------------------------
                               (in millions except as noted)
Revenues
     Coal royalties              $ 11.6    $  7.0   $  9.1
     Timber                         1.8       0.8      0.6
     Gain on the sale of property   0.1         -      0.2
     Other                          0.4       0.4        -
                                 ------    ------   ------
        Total Revenues           $ 13.9    $  8.2   $  9.9

Expenses
     Operating costs             $  0.3    $  0.1   $  0.1
     Exploration expenses           0.3       0.4      0.1
     Taxes other than income        0.3       0.3      0.2
     General and administrative     1.8       1.5      1.6
                                 ------    ------   ------
          Operating Expenses        2.7       2.3      2.0
     Depreciation, depletion
       and amortization             0.5       0.2      0.2
                                 ------    ------   ------
          Total Expenses         $  3.2    $  2.5   $  2.2
                                 ------    ------   ------
Operating Income                 $ 10.7    $  5.7   $  7.7
                                 ------    ------   ------

Production
     Royalty coal tons produced
        (millions)                  5.4       3.4      4.1
     Timber sales (millions of
        board feet)                 7.9       4.0      3.2

Prices
     Royalty per ton of coal
       produced                 $  2.14    $  2.07   $  2.20
     Timber sales price per Mbf $   206    $   183   $   158

     Operating income for the coal and land segment was $10.7 million in 1997 compared with $5.7 million in 1996 and $7.7 million in 1995. The increase of 88 percent from 1996 to 1997 was, in part, a result of new leases on the Company's Wise property (primarily the Virginia acreage formerly leased to Westmoreland Coal Company). These additional leases were signed in 1996 and early 1997 and produced an additional 935,000 tons from this

<PAGE 19>

property. In early 1997, the Company also acquired additional coal reserves, which provided royalties on an additional 881,000 tons in 1997.

     Coal royalty revenues decreased from $9.1 million in 1995 to $7.0 million in 1996 which was related to the cessation of mining on a substantial portion of the Company's Wise property by Westmoreland.

     The Company expects coal production from its properties to increase steadily in 1998 and 1999 due to the startup of new lessees in Virginia and West Virginia.

Investments
-----------

     Penn Virginia's investments consist primarily of shares held in Norfolk
Southern Corporation.

                                 1997       1996        1995
                                 ---------- ----------- --------
                                   (in millions except as noted)
Revenues-dividends               $     2.6  $      2.8  $     2.8
Number of common shares
owned at year-end
  Norfolk Southern Corporation    3,307,200  1,102,400  1,102,400

Fair value at year-end ($MM)
     Norfolk Southern Corporation $   100.9  $    97.0  $    87.5
     Other                                -        0.4        9.1
                                  ---------- ---------  ---------
                                  $   100.9  $    97.4  $    96.6
                                  ---------  ---------  ---------

     In the third quarter of 1997, Norfolk Southern Corporation declared a three-for-one stock split, which increased the Company's shares from 1,102,400 in 1996 to 3,307,200 in 1997.

     In the fourth quarter of 1996, the Company sold 598,600 shares of its Westmoreland Coal Company common stock to various purchasers. In December 1996, Westmoreland Coal Company filed for Chapter 11 bankruptcy causing Penn Virginia to write down its investment in the remaining 755,811 shares held at year-end.

     In the third quarter of 1996, the Company contributed 400,000 shares of its Westmoreland Coal Company common stock to the Penn Virginia Corporation Benefits Trust Fund, which is a voluntary employee beneficiary association. This fund provides part of the life and medical benefits coverage for eligible retired employees of Penn Virginia.

Capital Resources and Liquidity
-------------------------------

Cash flow from Operating Activities

     Net cash provided from operating activities was $19.7 million in 1997 compared with $18.5 million in 1996 and $19.6 million in 1995.

Cash flow from Investing Activities

     The Company used $15.8 million in investing activities in 1997 compared with $20.0 million in 1996 and $14.0 million in 1995.

     In 1997, the Company received payments on long-term coal notes of $3.5 million and $4.0 million from the sale of non-strategic oil and gas properties. Capital expenditures totaled $23.2 million in 1997 compared with $29.2 million in 1996 and $26.1 million in 1995.

     Development drilling expenditures for the oil and gas segment were $10.6 million in 1997 compared with $7.3 million in 1996. The Company drilled 42.0 net successful development wells, 11.0 exploratory wells and 3.0 net dry holes in 1997 compared with 37.3 net successful development wells and 1.0 net dry hole in 1996. In addition, the Company drilled 6.0 and 10.1 net exploratory wells, which were being evaluated and tested at year end 1997 and 1996, respectively. Of the 10.1 net wells under evaluation at the end of 1996, 7.1 were productive and 3.0 were expensed as dry holes in 1997. Unproved property lease acquisition costs were $0.2 million for 1997.

<PAGE 20>

     Capital expenditures before lease and proved property acquisitions for 1998 are expected to be $16 to $18 million including $16 to $17 million for oil and gas and $0.3 million to $0.4 million for the coal and land segment. The Company plans to drill approximately 40 to 50 development wells and 20 to 25 exploratory wells. Management continually reviews the Company's drilling expenditures and may increase, decrease or reallocate amounts based on industry conditions.

     The acquisition of the Buchanan properties in January 1997 included approximately 10.5 million tons of recoverable coal on 6,500 acres with an additional 13,100 acres available through leases for approximately $7.0 million.

     In February 1997, the Company acquired an additional 7.5 million tons of recoverable coal on approximately 4,700 acres for approximately $1.9 million.

     Management believes its cash flow from operations, portfolio of investments and sources of debt financing are sufficient to fund its 1998 planned capital expenditure program.

Cash flow from Financing Activities

     Net cash provided (used in) financing activities was $(5.0) million compared with $0.4 million in 1996 and ($9.8) million in 1995.

     In 1997, the Company purchased 420,618 (post-split) shares of treasury stock for approximately $8.7 million when Interkohle Beteiligungsgesellshaft mbH (VEBA) sold its approximate 20 percent holding in Penn Virginia's outstanding common stock.

Working Capital

     Penn Virginia had additional debt capacity of approximately $41.0 million at year end under a committed revolving credit facility with a group of major U.S. banks. Management believes its portfolio of investments and sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

Year 2000
---------

     The Company is currently evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect the cost to modify its information technology infrastructure for Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company expects to be in compliance with all Year 2000 issues.

Change in Accounting Principles
-------------------------------

          In the fourth quarter of 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share for each period presented. Earnings per share have been restated for all periods presented to give effect for the adoption of SFAS No. 128.

<PAGE 21>

Environmental Matters
---------------------

     Penn Virginia's operating segments are subject to various environmental hazards. Several federal, state and local laws, regulations and rules govern the environmental aspects of the Company's business. Noncompliance with these laws, regulations and rules can result in substantial penalties or other liabilities. The Company does not believe its environmental risks are materially different from those of comparable companies or that cost of compliance will have a material adverse effect on profitability, capital expenditures or competitive position. There is no assurance that changes in or additions to laws, regulations or rules regarding the protection of the environment will not have such an impact.

     The Company believes it is materially in compliance with environmental laws, regulations and rules.

     As of December 31, 1997, the Company has provided for approximately $15,000 to complete the remediation of a previously owned site.

     In conjunction with the leasing of property to coal operators, all environmental and reclamation liabilities are the responsibility of the lessees. However, if the lessee is not financially capable of fulfilling those obligations, there is a possibility that the appropriate authorities would attempt to assign those liabilities to the landowner. The Company would vigorously contest such an assignment.

Forward-Looking Statements
--------------------------

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

<PAGE 22>

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

<PAGE 23>

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PENN VIRGINIA CORPORATION
March 25, 1998                  By: /S/ STEVEN W. THOLEN
                                    -----------------------------
                                    (Steven W. Tholen, Vice
                                    President and Chief Financial
                                    Officer)


March 25, 1998                  By: /S/ ANN N. HORTON
                                    ---------------------------
                                    (Ann N. Horton, Controller and
                                     Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ LENNOX K. BLACK    Chairman of the Board  March 25, 1998
-----------------------    and Director
(Lennox K. Black)

/S/ RICHARD A. BACHMANN   Director            March 25, 1998
-----------------------
(Richard A. Bachmann)

/S/ JOHN D. CADIGAN       Director            March 25, 1998
-----------------------
     (John D. Cadigan)

/S/ A. JAMES DEARLOVE     Director and        March 25, 1998
-----------------------   Chief Executive Officer
(A. James Dearlove)

                          Director
-----------------------
(Robert Garrett)

/S/ JOE T. RYE            Director            March 25, 1998
-----------------------
(Joe T. Rye)

/S/ JOHN A. H. SHOBER     Director            March 25, 1998
-----------------------
(John A. H. Shober)

/S/ FREDERICK C. WITSELL, JR   Director       March 25, 1998
----------------------------
(Frederick C. Witsell, Jr.)

<PAGE 24>

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Penn Virginia Corporation and Subsidiaries
Index to Financial Section



Reports of Independent Public Accountants................26

Management's Report on Financial Information.............28

Financial Statements and Supplementary Data..............29

<PAGE 25>

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Penn Virginia Corporation:

     We have audited the accompanying balance sheets of Penn Virginia Corporation (a Virginia corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                  Arthur Andersen LLP
Houston, Texas
February 11, 1998

<PAGE 26>

                       Independent Auditors' Report

The Board of Directors and Shareholders
Penn Virginia Corporation

     We have audited the consolidated statements of income, shareholders' equity and cash flows of Penn Virginia Corporation and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Penn Virginia Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in the Summary of Significant Accounting Policies, in December 1995 the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

                                      KPMG PEAT MARWICK LLP
Philadelphia, Pennsylvania
February 21, 1996

<PAGE 27>

Management's Report on Financial Information
--------------------------------------------

     Management of Penn Virginia Corporation is responsible for the preparation and integrity of the financial information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles, which involve the use of estimates and judgments where appropriate.

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


A. James Dearlove                     Steven W. Tholen
President and                         Vice President and
Chief Executive Officer               Chief Financial Officer

<PAGE 28>

          PENN VIRGINIA CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME

                                        Year ended December 31,
                                      1997     1996    1995
                                      -------- ------- --------
                                   (in thousands except share data)
Revenues
  Oil and condensate                  $   661  $   866 $   824
  Natural gas                          20,179   19,347  12,263
  Natural gas royalties                 1,648    1,776   1,073
  Coal royalties                       11,617    7,009   9,131
  Timber                                1,765      810     555
  Dividends                             2,646    2,750   2,803
  Gain on the sale of property          1,983       29     362
  Natural gas contract settlement
     (Note 5)                               0      611  11,406
  Other                                   905      935     473
                                      -------  ------- -------
                                       41,404   34,133  38,890
Expenses
  Operating expenses                    3,703    3,194   3,094
  Exploration expenses                  1,753      805     469
  Taxes other than income               2,431    2,443   1,732
  General and administrative            8,240    7,637   7,238
  Loss on the sale of property              9       11   1,852
  Impairment of oil and gas
      properties                            0        0  10,927
  Depreciation, depletion and
    amortization                        6,549    6,831   7,723
                                      -------  ------- -------
                                       22,685   20,921  33,035

Operating income                       18,719   13,212   5,855

  Other (income) expense:
  Interest expense                      2,317    1,389   1,964
  Interest income                      (3,534)  (3,957)   (759)
  Impairment of investment                  0    1,917       0
  (Gain) loss on sale of securities       (50)   1,405  (6,391)
  Other                                  (301)  (1,633)   (803)
                                       -------  -------  ------
Income from operations before income
    taxes                              20,287   14,091  11,844

Income tax expense                      4,269    1,051   1,760
                                      -------  ------- -------
Net Income                            $16,018  $13,040 $10,084
                                      -------  ------- -------

Net income per share, basic           $  1.93  $  1.51 $  1.18
Net income per share, diluted         $  1.88  $  1.50 $  1.18

Weighted average shares
     outstanding                        8,302    8,634   8,538

The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 29>

          PENN VIRGINIA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS

                                           December 31,
                                        1997      1996
                                        --------- ---------
                                 (in thousands except share data)
Assets
Current assets
  Cash and cash equivalents              $    831  $  1,893
  Accounts receivable                       7,404     4,856
  Recoverable income taxes                      0       871
  Current portion of long-term notes
     receivable                             2,414     1,512
  Inventories                                 233       218
  Current deferred income taxes               696       776
  Other                                       311       210
                                        ---------  --------
  Total current assets                  $  11,889  $ 10,336

Investments (Note 3)                      100,885    97,368
Long-term notes receivable (Note 4)         4,195     5,720

Oil and gas properties, wells and
    equipment, using the successful
     efforts method of accounting         148,487   138,184
Other property, plant and equipment        42,626    33,218
     Less: Accumulated depreciation,
          depletion and amortization       61,677    56,110
                                         --------  --------
Total property, plant and equipment
         (Note 6)                         129,436   115,292

Other assets                                  825       798
                                         --------  --------
     Total assets                        $247,230  $229,514
                                         --------  --------

Liabilities and Shareholders' Equity
Current liabilities
  Current installments on
    long-term debt (Note 7)              $  2,025  $  2,025
  Accounts payable                          1,828     1,812
  Accrued expenses                          5,885     5,543
  Deferred income                             279       279
  Taxes on income                             144         8
                                         --------  --------
  Total current liabilities                10,161     9,667

Other liabilities (Note 12)                 4,822     5,544
Deferred income taxes                      36,640    32,859
Long-term debt (Note 7)                    31,903    21,233
                                         --------  --------
     Total liabilities                     83,526    69,303

Commitments and contingencies

Shareholders' equity
  Preferred stock of $100 par value -
  Authorized 100,000 shares; issued none        0          0
  Common stock of $6.25 par value -
  Authorized 16,000,000 shares; issued
    8,901,434 shares in 1997 and
    4,450,717 (pre-split) shares in 1996   55,634     27,817
Other paid-in-capital                       8,431     36,138
Retained earnings                          51,813     43,240
                                          -------    -------
                                          115,878    107,195
Add:  Net unrealized holding gain -
     investments                           63,728     61,215
Less:   627,108 shares in 1997 and
        218,954 (pre-split) in 1996
        of common stock held in treasury,
        at cost                            14,024      5,575
  Unearned compensation - ESOP              1,650      1,850
  Pension liability                           228        774
                                         --------   --------
  Total shareholders' equity              163,704    160,211
                                         --------   --------
  Total liabilities and shareholders'
        equity                           $247,230   $229,514
                                         --------   --------
The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 30>

           PENN VIRGINIA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      Shares         Common
                                      Outstanding    Stock
                                      -----------    ----------
Balance at December 31, 1994           4,279,540     $   27,734

Net income                                 -              -
Dividends paid
Additional liability for pension plan      -              -
Reversal of additional liability for
     for pension plan                      -              -
Reversal of special dividend paid
     on unallocated shares in
     employee stock                        -               -
Unrealized holding gain adjustment         -               -
Purchase of 17,300 shares of
     treasury stock                      (17,300)          -
Contribution to ESOP                        -              -
                                       ----------     -----------
Balance at December 31, 1995           4,262,240      $   27,734

Net income                                  -               -
Dividends paid                              -               -
Additional liability for pension plan       -               -
Contribution to ESOP                      58,824            -
Exercise of stock options                 20,176              83
Unrealized holding gain adjustment          -                -
Allocation of ESOP shares                   -                -
                                       ----------     -----------
Balance at December 31, 1996           4,341,240      $   27,817

Net income                                  -                -
Two for one common stock split         4,341,240          27,817
Dividends paid                              -                -
Additional liability for pension plan       -                -
Exercise of stock options                 12,464             -
Unrealized holding gain adjustment         -                 -
Purchase of 420,618 (post-split)
     shares of treasury stock           (420,618)            -
Allocation of ESOP shares                  -                 -
                                        --------         --------
Balance at December 31, 1997           8,274,326         $55,634

                                      Other
                                      Paid-in            Retained
                                      Capital            Earnings
                                      ---------          ---------
Balance at December 31, 1994          $  34,793          $  35,571

Net income                                -                 10,084
Dividends paid                            -                 (7,677)
Additional liability for pension plan       899
Reversal of additional liability for
     for pension plan                       166                 -
Reversal of special dividend paid
     on unallocated shares in
     employee stock                         -                   -
Unrealized holding gain adjustment          -                   -
Purchase of 17,300 shares of
     treasury stock                         -                   -
Contribution to ESOP                        -                   -
                                       --------           --------
Balance at December 31, 1995           $ 35,858           $ 37,978

Net income                                 -                13,040
Dividends paid                             -                (7,778)
Additional liability for pension plan      -                    -
Contribution to ESOP                       -                    -
Exercise of stock options                  266                  -
Unrealized holding gain adjustment         -                    -
Allocation of ESOP shares                   14                  -
                                      --------             --------
Balance at December 31, 1996          $ 36,138             $ 43,240

Net income                                 -                 16,018
Two for one common stock split         (27,817)                 -
Dividends paid                             -                 (7,445)
Additional liability for pension plan      -                    -
Exercise of stock options                    9                  -
Unrealized holding gain adjustment         -                    -
Purchase of 420,618 (post-split)
     shares of treasury stock              -                    -
Allocation of ESOP shares                  101                  -
                                      --------              --------
Balance at December 31, 1997          $  8,431              $ 51,813

                                       Net Unrealized
                                       Holding Gain-         Treasury
                                       Investments           Stock
                                       ---------------       ----------
Balance at December 31, 1994           $ 47,083              $ (7,435)

Net income                                  -                     -
Dividends paid                              -                     -
Additional liability for pension plan       -                     -
Reversal of additional liability for
     for pension plan                       -                     -
Reversal of special dividend paid
     on unallocated shares in
     employee stock                         -                      21
Unrealized holding gain adjustment        7,531                   -
Purchase of 17,300 shares of
     treasury stock                         -                    (514)
Contribution to ESOP                        -                     -
                                        -------                -------
Balance at December 31, 1995            $54,614                $(7,928)

Net income                                  -                      -
Dividends paid                              -                      -
Additional liability for pension plan       -                      -
Contribution to ESOP                        -                    2,661
Exercise of stock options                   -                     (308)
Unrealized holding gain adjustment        6,601                    -
Allocation of ESOP shares                   -                      -
                                        -------                --------
Balance at December 31, 1996            $61,215                $(5,575)

Net income                                  -                      -
Two for one common stock split              -                      -
Dividends paid                              -                      -
Additional liability for pension plan       -                      -
Exercise of stock options                   -                     279
Unrealized holding gain adjustment        2,513                    -
Purchase of 420,618 (post-split)
     shares of treasury stock               -                   (8,728)
Allocation of ESOP shares                   -                      -
                                        -------               --------
Balance at December 31, 1997            $63,728               $(14,024)

                                                             Unearned
                                       Guaranteed            Compensation
                                       Dept to ESOP          ESOP
                                       ---------------       ----------
Balance at December 31, 1994           $  (300)              $    -

Net income                                  -                     -
Dividends paid                              -                     -
Additional liability for pension plan       -                     -
Reversal of additional liability for
     for pension plan                       -                     -
Reversal of special dividend paid
     on unallocated shares in
     employee stock                         -
Unrealized holding gain adjustment          -                     -
Purchase of 17,300 shares of
     treasury stock                         -                     -
Contribution to ESOP                       300                    -
                                        -------                -------
Balance at December 31, 1995            $   -                  $   -

Net income                                  -                      -
Dividends paid                              -                      -
Additional liability for pension plan       -                      -
Contribution to ESOP                        -                   (2,000)
Exercise of stock options                   -                      -
Unrealized holding gain adjustment          -                      -
Allocation of ESOP shares                   -                      150
                                        -------                --------
Balance at December 31, 1996            $   -                  $(1,850)

Net income                                  -                      -
Two for one common stock split              -                      -
Dividends paid                              -                      -
Additional liability for pension plan       -                      -
Exercise of stock options                   -                      -
Unrealized holding gain adjustment          -                      -
Purchase of 420,618 (post-split)
     shares of treasury stock               -                      -
Allocation of ESOP shares                   -                      200
                                        -------                --------
Balance at December 31, 1997                0                  $(1,650)

                                      Pension        Total Stockholders'
                                      Liability      Equity
                                      -----------    -------------------
Balance at December 31, 1994               -         $  137,446

Net income                                 -             10,084
Dividends paid                             -             (7,677)
Additional liability for pension plan       (899)        -
Reversal of additional liability for
     for pension plan                      -                166
Reversal of special dividend paid
     on unallocated shares in
     employee stock                        -                 21
Unrealized holding gain adjustment         -               7,531
Purchase of 17,300 shares of
     treasury stock                        -               (514)
Contribution to ESOP                       -                300
                                       ----------     -----------
Balance at December 31, 1995           $    (899)     $  147,357

Net income                                  -             13,040
Dividends paid                              -             (7,778)
Additional liability for pension plan        125             125
Contribution to ESOP                        -                661
Exercise of stock options                   -                 41
Unrealized holding gain adjustment          -              6,601
Allocation of ESOP shares                   -                164
                                       ----------     -----------
Balance at December 31, 1996                (774)     $  160,211

Net income                                  -             16,018
Two for one common stock split              -                -
Dividends paid                              -             (7,445)
Additional liability for pension plan        546             546
Exercise of stock options                   -                288
Unrealized holding gain adjustment          -              2,513
Purchase of 420,618 (post-split)
     shares of treasury stock               -             (8,728)
Allocation of ESOP shares                   -                301
                                        --------          --------
Balance at December 31, 1997            $   (228)       $ 163,704

The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 31>

              PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                               Year ended December 31,
                                                 1997     1996    1995
                                                -------- -------- -------
                                           (in thousands except share data)
Cash flows from (used in) operating activities
     Net income                                 $16,018  $13,040  $10,084
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation, depletion and amortization     6,549    6,831    7,723
     Impairment of properties                         0        0   10,927
     Impairment of investment                         0    1,917        0
     (Gain) loss on the sale of securities          (50)   1,405   (6,391)
     (Gain) loss on the sale of property, plant
         and equipment                            (1,983)    (18)   1,490
     Deferred income taxes                         2,169    (369)  (3,474)
     Dry hole expense                                949      16      (72)
     Interest income                              (2,833) (3,957)    (759)
     Other                                           175      176    1,674
                                                 --------  ------   -------
                                                  20,994   19,041   21,202
Changes in assets and liabilities:
     Accounts receivable                          (2,548)    (932)    (638)
     Inventories                                     (15)     (31)     412
     Other current assets                           (101)   2,188    1,877
     Accounts payable and accrued expenses           358      591   (2,855)
     Deferred income                                   0     (260)     (32)
     Taxes on income                                 136     (350)     358
     Other assets and liabilities and
         investments                                 881   (1,765)    (687)
                                                 -------  -------   -------
     Net cash flows from operating activities    $19,705  $18,482   $19,637

Cash flows from (used in) investing activities
     Proceeds from the sale of securities              0    3,448     6,656
     Proceeds from the sale of property, plant
         and equipment                             3,957      190     1,146
     Payments received on long-term notes
         receivable                                3,456    5,621     5,183
     Producing properties acquired                   (82)    (250)  (17,021)
     Lease acquisitions                           (9,284) (19,204)   (3,254)
     Capital expenditures                        (13,826)  (9,764)   (5,827)
     Note purchases                                    0        0      (800)
                                                --------  -------   --------
     Net cash flows used in investing
         Activities                             $(15,779) $(19,959) $(13,917)

Cash flows from (used in) financing activities
     Dividends paid                               (7,445)  (7,778)  (7,677)
     Proceeds from long-term borrowings           19,513   24,128   20,400
     Repayment of long-term borrowings            (8,917) (16,625) (22,275)
     Purchases of treasury stock                  (8,728)       0     (514)
     Issuance of stock                               589       652       0
     Reduction in guaranteed debt of ESOP              0         0     300
                                                 -------  --------  ------
     Net cash flows from (used in) financing
        activities                               $(4,988) $   377  $(9,766)
                                                 -------  -------  -------
     Net decrease in cash and cash equivalents    (1,062)  (1,100)  (4,046)
     Cash and cash equivalents - beginning of
        year                                       1,893    2,993    7,039
                                                 -------  -------  -------
     Cash and cash equivalents - end of year     $   831  $ 1,893  $ 2,993
                                                 -------  -------  -------
Supplemental disclosures:
     Cash paid during the year for:
     Interest                                    $ 2,243   $1,449   $ 1,978
     Income taxes                                $   930   $2,468   $ 3,139

The accompanying notes are an integral part of these consolidated financial statements.


<PAGE 32>

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

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

2.     Summary of Significant Accounting Policies

Consolidation
-------------
     The consolidated financial statements include the accounts of Penn Virginia Corporation and all wholly-owned subsidiaries. The Company owns and operates its oil and gas properties and manages its coal reserves through various direct and indirect subsidiaries. The Company accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Company's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements. Certain amounts have been reclassified to conform to the current year's presentation.

Stock Split
-----------
     On July 22, 1997, the Board of Directors declared a two-for-one stock split on the Company's common stock effected in the form of a stock dividend to holders of record on August 1, 1997.

     All weighted average share and per share data have been restated to reflect the stock split, except where noted.

New Accounting Standards
-----------------------
     In the fourth quarter of 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share for each period presented. Earnings per share have been restated for all periods presented to give effect for the adoption of SFAS No. 128.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement requires incremental financial statement disclosure, and thus will have no effect on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which established standards for reporting and disclosing information about operating segments of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not change the operating segments the Company currently discloses under SFAS No. 14 "Financial Reporting of Segments of a Business Enterprise."

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

<PAGE 33>

Inventories
-----------
     Inventories consisting primarily of tubular goods and production equipment are valued at the lower of average cost or market.

Investments
-----------
     Investments consist of equity securities. The Company classifies its equity securities as available-for-sale. Available-for-sale securities are recorded at fair value based upon market quotations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, is charged to earnings in the period it occurs resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Notes Receivable
----------------
     At December 31, 1997, the Company had notes receivable of $6.6 million. The notes receivable are recorded at cost, adjusted for the amortization of discounts or accretion of premium. Discounts and premiums are amortized over the life of the notes receivable using the effective interest rate method.

Oil and Gas Properties
----------------------
     The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized. Capitalized costs of producing oil and gas fields are amortized using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis. Estimated costs (net of salvage value) of plugging and abandoning oil and gas wells are reported as additional depreciation, depletion and amortization expense using the units-of-production method. Oil and gas reserve quantities represent estimates only and there are numerous uncertainties inherent in the estimation process. Actual future production may be materially different from amounts estimated and such differences could materially affect future amortization of proved properties.

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

     Effective December 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No.121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No.121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. Under SFAS No.121, the Company reviews the impairment of oil and gas properties and related assets on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit is recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future net cash flows, by applying future oil and gas prices available from various third parties and Company forecasts, to estimated future production of proved oil and gas reserves over their economic lives.

     Exploratory costs including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

<PAGE 34>

Other Property, Plant and Equipment
-----------------------------------
     Property, plant and equipment are carried at cost and include expenditures for new facilities and for improvements which substantially increase the productive lives of existing plant and equipment. Maintenance and repair costs are expensed as incurred. Depreciation of plant and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 20 years. Coal in place is depleted at a rate based upon the cost of the mineral properties and estimated recoverable tonnage therein. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

Concentration of Credit Risk
----------------------------
     Substantially all of the Company's accounts receivable at December 31, 1997 result from oil and gas sales and joint interest billings to third party companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant.

Fair Value of Financial Instruments
-----------------------------------
     The Company's financial instruments consist of cash, marketable securities, natural gas swaps, accounts receivable, notes receivables, accounts payable and long-term debt. The carrying values of cash, marketable securities, accounts receivables and payables, and long-term debt approximate fair value. The fair value of the Company's notes receivable at December 31, 1997 was approximately $5.1 million.

     The Company periodically enters into derivative financial instruments and fixed-price physical contracts to manage its exposure to natural gas price volatility. The derivative financial instruments, which are placed with a major financial institution the Company believes is a minimum credit risk, take the form of swaps with purchased options. These derivative financial instruments are designated as hedges and realized gains and losses from the Company's price risk management activities are recognized in natural gas revenues when the associated production occurs.

     The fair value of open derivative financial instruments at December 31, 1997 was determined by comparing the New York Mercantile Exchange forward prices at year-end with the appropriate location differential adjustment to the contractual prices designated in the derivative financial instruments. The Company's derivative financial instruments mature monthly through December 1999. The fair value of the Company's open derivative contracts at December 31, 1997 was approximately $(1.7) million. There were no open derivative financial instruments at December 31, 1996 and 1995.

Oil and Gas Revenues
--------------------
     Gas revenues generally are recorded using the entitlement method in which the Company recognized its ownership interest in natural gas production as revenue. If the Company's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Natural gas balancing receivables are recorded when the Company's ownership share of production exceeds sales. As of December 31, 1997 the Company did not have any material natural gas imbalances.

Royalties
---------
     Coal royalty income is recognized on the basis of tons sold and the corresponding revenue from those sales. All coal leases are based on an annual minimum payment due or a percentage of the gross sales price. Oil and natural gas royalties are recorded on the basis of volume sold.

Income Tax
----------
     The Company accounts for income taxes under Statement of Financial Accounting Standards No.109 ("SFAS No. 109"), Accounting for Income Taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the

<PAGE 35>

difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

3.     Investments and Other Income

     The cost, gross unrealized holding gains and fair value of available-for-sale securities were as follows:

                                                     Gross
                                                   Unrealized
                                                     Holding     Fair
                                            Cost     Gains       Value
                                         -------------------------------
                                                   (in thousands)
At December 31, 1997
  Available-for-sale
   Norfolk Southern Corporation           $ 2,839   $ 98,031   $100,870
   Other                                        3         13         16
                                          -------   --------   --------
                                          $ 2,842   $ 98,044   $100,886

At December 31, 1996
  Available-for-sale
   Norfolk Southern Corporation           $ 2,839   $ 94,172   $ 97,011
   Other                                      353          4        357
                                          -------   --------   --------
                                          $ 3,192   $ 94,176   $ 97,368

Related dividend income is as follows:

Year Ended December 31,                    1997       1996        1995
                                         -------------------------------
                                                (in thousands)
Norfolk Southern Corporation             $ 2,646     $ 2,470     $ 2,363
Other                                          -         280         440
                                         -------     -------     -------
                                         $ 2,646     $ 2,750     $ 2,803

     The Company owned 3,307,200 shares of Norfolk Southern Corporation stock at December 31, 1997. A three-for-one stock split was declared by Norfolk Southern Corporation in 1997.

4.     Notes Receivable

     The Company presently has notes receivable related to two coal property transactions. The first transaction in 1986 was the sale of approximately sixty million tons of coal reserves in exchange for notes receivable with a face amount of $36.3 million, discounted at 9.5 percent for a present value of approximately $16.8 million and a maturity date of July 2005.

     The second transaction in 1990 was the sale of approximately 7.2 million tons of coal reserves in exchange for notes receivable with a face amount of $20.9 million, discounted at 10 percent for a present value of approximately $7.0 million with a maturity date of January 2004.

     The notes are being repaid based on a minimum per ton of coal mined or a percentage of gross sales price of the coal mined, whichever is greater, in addition to a fixed annual payment due on one of the notes.

<PAGBE 36>



Maturities of notes receivable are as follows:
                                                   December 31,
                                             1997               1996
                                             ---------          ---------
                                                   (in thousands)
Current                                      $ 2,414             $ 1,512
Due after one year through five years          1,928               3,453
Due after five years through ten years         2,267               2,267
                                             -------             -------
                                             $ 6,609             $ 7,232

5.     Natural Gas Contract Settlement

     The Company recorded $0.6 million in 1996 and $11.4 million in 1995 for its portion of the settlement with Columbia Energy Company related to the abrogation of various high-priced, take-or-pay natural gas sales contracts. The contracts related primarily to production from a portion of the Company's eastern Kentucky and western Virginia reserves.

6.     Property, Plant and Equipment



     Property, plant and equipment includes:
                                                      December 31,
                                             1997               1996
                                             ---------          ---------
                                                     (in thousands)
Oil and gas properties                       $148,487            $138,184
Other property, plant and equipment:
   Land                                           694                 694
   Timber                                         188                 188
   Coal properties                             38,917              29,713
   Other plant and equipment                    2,827               2,623
                                             --------            --------
                                              191,113             171,402
Less: Accumulated depreciation,
     depletion and amortization               (61,677)            (56,110)
                                             ---------           ---------
Net property, plant and equipment            $129,436            $115,292

<PAGE 37>

7.     Long-Term Debt

 Long-term debt is summarized in the following table.

                                                    December 31,
                                                1997           1996
                                               ---------------------
                                                   (in thousands)
Revolving credit, variable rate of 6.3%
     at December 31, 1997 due in 2000          $31,000       $18,304
Senior notes, 8.83%, due May 10, 1998            2,000         4,000
Term loan                                          928           954
                                              --------       -------
                                                33,928        23,258
Less: current maturities                        (2,025)       (2,025)
                                               -------       -------
Total long-term debt                           $31,903       $21,233

     The aggregate maturities applicable to outstanding debt at December 31, 1997 are $ 2.03 million, $ 0.03 million, $ 29.03 million, $ 0.04 million, $
0.04 million and $ 0.733 million for 1998, 1999, 2000, 2001 and thereafter, respectively.

Revolving Credit

     In 1996, the Company entered into an agreement with a group of major U.S. banks for a $50 million unsecured revolving credit facility (the "Revolver") with a final maturity of August 2000. During 1997, the Company increased the revolving credit facility to $75 million.

     The Revolver bears interest at LIBOR, CD rate or the base rate at the option of the Company plus a percentage based on the percentage of the borrowing base outstanding. The financial covenants require the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation requirements among other restrictions.

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

     The final installment of the senior debt maturing in May 1998 is $2,000,000.

Term Loan

     The Company had one unsecured term loan outstanding at December 31, 1997, relating to an oil and gas acquisition in 1994. The note matures on September 13, 2014 and is non-interest bearing with an imputed interest rate of 7.75 percent.

     At December 31, 1997, the Company was in compliance with all of its convenants.

<PAGE 38>

8.     Accrued Expenses

Accrued expenses are summarized in the following table.

                                                   December 31,
                                             1997                1996
                                            --------------------------
                                                 (in thousands)
Pension                                     $   468            $   527
Compensation                                    487                317
Accrued lease                                   208                312
Accrued oil and gas royalties                   519                541
Taxes other than income                         678                731
Postretirement health care                      719                523
Other                                         2,806              2,592
                                            -------            -------
                                            $ 5,885            $ 5,543

9.     Income Taxes

       The provision for income taxes from continuing operations is comprised of the following:


                                                    Year ended December 31,
                                               1997       1996       1995
                                               ---------  --------   --------
                                                       (in thousands)
Current income taxes
     Federal                                    $  1,677  $  1,013  $  3,602
     State                                           423       542       523
                                                --------  --------  --------
     Total current                                 2,100     1,555     4,125
Deferred income taxes
     Federal                                       2,438      (553)   (2,336)
     State                                          (269)       49       (29)
                                                --------  --------   -------
     Total deferred                                2,169      (504)   (2,365)
                                                --------  --------  --------
Total income tax expense                        $  4,269  $  1,051  $  1,760

<PAGE 39>

     The difference between the reported income tax expense and income tax expense computed by multiplying income from continuing operations before income taxes by the federal statutory income tax rate is as follows:

                                             Year ended December 31,
                                          1997         1996         1995
                                          ---------------------------------
                                                  (in thousands)
Computed at federal statutory tax rate    $  7,100     $  4,932     $  4,145
State income taxes, net of federal income
     tax effect                                100          384          321
Dividends received deduction                  (648)        (674)        (687)
Non-conventional fuel source credit         (1,510)      (1,769)      (1,650)
Adjustment to prior year provisions           (200)      (1,244)           -
Percentage depletion                          (416)           -         (270)
Contribution to funded postretirement
     benefit plan                                -         (420)           -
Other                                         (157)        (158)         (99)
                                          --------     --------     --------
     Total income tax expense             $  4,269     $  1,051     $  1,760

<PAGE 40>

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability consist of the following:

                                                   December 31,
                                             1997             1996
                                             ---------        ------
                                                   (in thousands)
Deferred tax liabilities
     Unrealized investment gain              $ 34,316        $ 32,962
     Oil and gas development costs             14,508          14,030
     Other                                      1,478             859
                                             --------        --------
     Total deferred liabilities              $ 50,302        $ 47,851
Deferred tax assets
     Investments due to reserves and the
       equity method of accounting           $      -        $ (1,051)
     Notes receivable                          (1,647)         (1,650)
     Reserve for accounts receivable                -             (46)
     Other property, plant, and equipment      (4,059)         (4,784)
     Additional minimum pension liability        (158)           (417)
     Accrued expenses                          (1,233)         (1,557)
     Deferred income                             (964)           (808)
     Alternative minimum tax credit
       carryforwards                           (5,340)         (4,608)
     State tax loss carryforwards                (661)           (427)
     Postretirement benefit contribution
       carryforward                              (296)           (420)
                                             ---------       ---------
     Total deferred assets                    (14,358)        (15,768)
                                             ---------       ---------
Net deferred tax liability                   $ 35,944        $ 32,083

Deferred tax assets-current                  $   (696)       $   (776)
Deferred tax liabilities-noncurrent            36,640          32,859
                                             --------        --------
                                             $ 35,944        $ 32,083

     As of December 31, 1997, the Company had available for federal income tax purposes, alternative minimum tax credits of approximately $5.3 million which can be carried forward indefinitely as a credit against the regular tax liability.

     The Company has various state tax loss carryforwards of approximately $8.3 million at December 31, 1997, which expire between the years 2009 and 2012.

     The Company has a carryforward of excess contributions to a funded postretirement benefit plan of approximately $0.8 million at December 31, 1997. The excess contributions can be carried forward indefinitely.

10.     Pension Plans

     The Company and its wholly-owned subsidiaries provided a noncontributory, defined benefit pension plan and early retirement programs (the "Plans") for eligible employees. Benefits are based on the employee's average annual compensation and years of service. Pension expense amounted to $160,000, $527,000 and $457,000 in 1997, 1996 and 1995, respectively.

     Benefits accrued by the Company's employees under the defined benefit plan were frozen effective June 30, 1996. In connection with the freezing of such benefits the Company recognized a charge of $228,000 in 1996. The Company believes the freezing of the defined benefit plan may result in reduced future annual net periodic pension expense.

<PAGE 41>

     Net periodic pension costs for the years 1997, 1996 and 1995 consist of the following components:

                                           Year Ended December 31,
                                          1997       1996      1995
                                         --------    --------  ------
                                                 (in thousands)
Service cost                              $   70     $   129   $   103
Interest cost on projected benefit
    obligations                              812         843       886
Actual return on plan assets                (736)       (973)   (1,605)
Net amortization and deferral                 14         300     1,073
Special termination benefits                   -         228         -
                                          ------     -------   --------
     Pension expense                      $  160     $   527   $   457


     The following sets forth the funded status of the plans:
                                                    December 31,
                                                1997                 1996
                                               ---------------------------
                                                      (in thousands)
Actuarial present value of benefit obligations:
     Vested benefits                            $11,436          $11,657
     Nonvested benefits                              38               95
                                                --------         --------
Accumulated benefit obligations                   11,474           11,752
Effect of assumed future compensation levels           -                -
                                                 -------          -------
Projected benefit obligation                      11,474           11,752
Fair value of assets held in plan                 (9,653)          (8,179)
Unrecognized cumulative net loss                     195           (1,191)
Unrecognized prior service cost                      (67)             (73)
Unrecognized implementation pension asset            (33)             (37)
Additional liability recognized                      451            1,301
                                                --------           -------
     Unfunded accrued pension cost               $ 2,367          $ 3,573

Unfunded accrued pension cost at beginning
     of year                                    $ 3,573           $ 4,230
Current year's pension expense                     160                527
Additional liability recognized                   (850)              (430)
Current year's contributions                   $  (516)           $  (754)
                                              ---------           ---------
     Unfunded accrued pension cost at end
        of year                                $ 2,367            $ 3,573

     The weighted-average discount rate used in determining the 1997 and 1996 actuarial present value of benefit obligations was 7.25 percent. The rate of increase in future compensations was 6.0 percent for 1997 and 1996. The weighted average expected long-term rate of return was 9.5 percent for 1997 and 1996.

11.     Other Postretirement Benefits

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

<PAGE 42>

     Postretirement benefit expense for 1997 and 1996 includes the following components:

                                               Year Ended December 31,
                                              1997                 1996
                                             ---------------------------
                                                   (in thousands)
Service cost                                $   18               $   32
Interest cost on accumulated postretirement
     benefit obligation                        261                  281
Actual return on plan assets                  (262)                 769
Net amortization and deferral                  273                 (820)
                                            ------               -------
                                            $  290               $  262

     The following sets forth the funded status of the plan:
                                            Year Ended December 31,
                                            1997            1996
                                           -------------------------
                                                (in thousands)
Accumulated postretirement benefit
    Obligation
     Retirees                                $ 3,478        $ 3,684
     Fully eligible and other active
       plan participants                         187            399
                                             --------       --------
                                               3,665          4,083
Plan assets at fair value                     (1,615)        (1,620)
                                             --------       --------
Accumulated postretirement benefit
     obligation in excess of plan assets        2,050         2,463
Unrecognized loss                                (874)       (1,577)
                                              --------      --------
Unfunded accrued postretirement benefit cost  $ 1,176       $   886

Unfunded accrued postretirement benefit cost
     at beginning of year                     $   886       $ 1,863
Current year's postretirement benefit expense     290           262
Current year's contributions                        -        (1,239)
                                              --------      --------
Unfunded accrued postretirement benefit cost
     at end of year                           $ 1,176       $   886

     Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1997 and 1996 accumulated postretirement benefit obligations by approximately $0.2 million and $0.2 million, respectively.

     The discount rates (which are based on long-term market rates) used in determining the 1997 and 1996 accumulated postretirement benefit obligations were 7.25 percent.

<PAGE 43>

12.     Other Liabilities

     Other liabilities are summarized in the following table:

                                                             December 31,
                                                    1997          1996
                                                    -----------------------
                                                           (in thousands)
Postretirement health care                          $    422       $    363
Deferred income                                        2,121          1,586
Pension                                                2,062          3,046
Other                                                    217            549
                                                    --------       --------
                                                    $  4,822       $  5,544

13. Earnings Per Share

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the years ended December 31, 1997, 1996 and 1995.

                                                     1997
                                       -------------------------------------
                                       Income      Shares        Per Share
                                       (Numerator) (Denominator) Amount
                                       ----------- ------------- -----------
                                      (In thousands except per share amounts)
Basic EPS:
Income from
     continuing operations             $ 16,018       8,302     $     1.93
Dilutive Securities:
Stock options                                 -        198
Diluted EPS:                           --------       ----
Income from
     continuing operations             $ 16,018       8,500     $     1.88

                                                     1996
                                       -----------------------------------
                                       Income        Shares        Per Share
                                       (Numerator) (Denominator)   Amount
                                       ----------- --------------  ---------
                                      (In thousands except per share amounts)
Basic EPS:
Income (loss) from
     continuing operations            $ 13,040      8,634          $ 1.51
Dilutive Securities:

Stock options                                -           60
Diluted EPS:                          --------       ------
Income (loss) from
     continuing operations            $ 13,040        8,694        $ 1.50

                                                    1995
                                       -----------------------------------
                                       Income      Shares        Per Share
                                       (Numerator) (Denominator) Amount
                                       ----------- ------------- -----------
                                      (In thousands except per share amounts)
Basic EPS:
Income (loss) from
     continuing operations            $ 10,084       8,538       $    1.18
Dilutive Securities:
Stock options                                -           -
Diluted EPS:                          --------       ------
Income (loss) from
     continuing operations            $ 10,084        8,538      $    1.18

14.     Stock Option and Stock Ownership Plans

Stock Option Plans

     On May 2, 1995, the 1994 Stock Option Plan (1994 Plan) and the 1995 Directors' Stock Option Plan (1995 Plan) were approved by the shareholders. The Company also has outstanding stock options under another stock option plan, the 1980 Incentive Stock Option Plan (1980 Plan) which has expired. Under these plans, incentive and nonqualified stock options may be granted to key employees and officers of the Company and nonqualified stock options may be granted to directors of the Company. Under the 1980 Plan, some options were granted with stock appreciation rights (SARs); however, none of the options outstanding at December 31, 1997 have SARs.

     Options granted under the 1980, 1994 and 1995 Plans may be exercised at any time after twelve months and prior to ten years following the grant, subject to special rules that apply in the event of death, retirement and/or termination of an optionee. The exercise price of all options granted under the Plans is at fair market value of the Company's stock on the date of the grant. Of the 1,655,100 options that were granted under the Plans, 658,600 options have been exercised, forfeited or have expired. At December 31, 1997, options totaling 996,500 remain outstanding.

     The Company also awarded three different grants of nonqualified stock options to individual directors. Two grants which were made in 1992, one for 40,000 options and one for 20,000 options, expired in 1996. A third grant was made in 1994 for 40,000 options. These options may be exercised any time after twelve months and prior to ten years following the date of the grant. At December 31, 1997, the 40,000 options from the individual grants remain outstanding.

<PAGE 44>

     The following table summarizes information with respect to the common stock options awarded under the Plans and grants described above. Stock option tables for 1996 and 1995 reflect shares and weighted average exercise prices on pre-stock split basis.

                                                  1997
                                      ------------------------------
                                      Shares Under    Weighted Avg.
                                      Options         Exercise Price
                                      ------------    --------------
Outstanding,
  Beginning of year                   397,950         $  33.63

Effect of Stock Split                 397,950         $  16.82

Granted-Options                       281,600         $  22.10

Exercised-Options                      34,000         $  16.25
Cancelled                               7,000         $  28.50
Outstanding,
     End of year                    1,036,500         $  18.19

Weighted average of fair
     value of options granted
     during the year                                  $   7.50

                                                  1996
                                      ------------------------------
                                      Shares Under    Weighted Avg.
                                      Options         Exercise Price
                                      ------------    --------------
Outstanding,
     Beginning of year                251,450         $  34.73
Effect of Stock Split                       -                -
Granted-Options                       207,200         $  33.48
Exercised-Options                      20,000         $  32.57
Cancelled                              40,700         $  40.17
Outstanding,
     End of year                      397,950         $  33.63

Weighted average of fair
     value of options granted
     during the year                                   $  10.05

                                                  1995
                                      ------------------------------
                                      Shares Under    Weighted Avg.
                                      Options         Exercise Price
                                      ------------    --------------
Outstanding,
     Beginning of year                93,350          $  40.69
Effect of Stock Split                      -                 -
Granted-Options                      196,500          $  32.46
Exercised-Options                          -          $      -
Cancelled                             38,400          $  37.61
Outstanding,
     End of year                     251,450          $  34.73

Weighted average of fair
     value of options granted
     during the year                                  $   9.76


     The following table summarizes certain information regarding stock options outstanding at December 31, 1997:

                                Options Outstanding
                 ------------------------------------------------
Range of          Number         Weighted Avg.      Weighted Avg.
Exercise          Outstanding    Remaining            Exercise
Price             at 12/31/97    Contractual Life      Price
-----------       -----------    ----------------   -------------
$15 to $18        724,000        7.7                $16.48
$21 to $24        299,000        5.5                $22.01
$25 to $27         13,500        5.0                $25.57

                       Options Exercisable
                 ------------------------------
Range of          Number         Weighted Avg.
Exercise          Exercisable      Exercise
Price             at 12/31/97       Price
-----------       -----------    --------------
$15 to $18         724,000          $16.48
$21 to $24          29,000          $22.47
$25 to $27           3,500          $26.13

     The Company applies the intrinsic value method for reporting compensation expense pursuant to Accounting Principles Board Opinion No. 25
"Accounting for Stock Issued to Employees" to its stock-based compensation plans. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the fair value method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's proforma net income and earnings per share for the years ended December 31, 1997 and 1996, would have been as follows:

                                               1997        1996       1995
                                              ------------------------------
Net Income (in thousands)                     $14,208     $12,032    $ 9,464
Earnings per share, basic                     $  1.71     $  1.39    $  1.11
Earnings per share, diluted                   $  1.67     $  1.38    $  1.11

     The fair value of the options granted during 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 3.55 percent to 4.11 percent b) expected volatility of 36.77 percent to 36.84 percent, c) risk-free interest rate of
6.20 percent to 6.69 percent and d) expected life of 10 years.

     The fair value of the options granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 5.27 percent to 5.45 percent b) expected volatility of 40.21 percent to 41.17 percent, c) risk-free interest rate of 5.70 percent to 7.64 percent and d) expected life of 10 years.

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

<PAGE 45>

Employee Stock Ownership Plan

     In February 1996, the Board of Directors extended the Employees' Stock Ownership Plan ("ESOP"). All Employees with one year of service are participants. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The ESOP borrowed $2.0 million from the Company and used the proceeds to purchase treasury stock. Under the terms of the ESOP, the Company will make annual contributions over a 10-year period. At December 31, 1997, the unearned portion of the ESOP ($1.7 million) was recorded as a contra-equity account entitled "Unearned Compensation-ESOP."

Shareholder Rights Plan

     On February 11, 1998, the Board of Directors adopted a Shareholder Rights Plan designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $100 par value, at a price of $100 subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until ten days after a person or affiliated group has acquired fifteen percent or more, or makes a tender offer for fifteen percent or more, of the Company's common stock. Each Right will entitle the holder, under certain circumstances (such as a merger, acquisition of fifteen percent or more of common stock of the Company by the acquiring person, or sale of fifty percent or more of the Company's assets or earning power), to acquire at half the value, either common stock of the Company, a combination of cash, other property, or common stock or other securities of the Company, or common stock of the acquiring person. Any such event would also result in any rights owned beneficially by the acquiring person or its affiliates becoming null and void. The Rights expire February 11, 2008 and are redeemable at any time until ten days following the time an acquiring person acquires fifteen percent or more of the Company's common stock at $0.001 per Right.

15.     Segment Information

Penn Virginia's operations are classified into two business segments:
     Oil and Gas - crude oil and natural gas exploration, development and production.
     Coal and Land - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

                                                    Corporate
                        Oil and Gas  Coal and Land  and Other  Consolidated
                        -----------  -------------  ---------  ------------
                                        (in thousands)
December 31, 1997
Revenues                 $24,868        $13,891      $ 2,645     $41,404
Operating income (loss)    9,405         10,692       (1,378)     18,719
Identifiable assets       99,073         46,950      101,207     247,230
Depreciation, depletion
     and amortization      5,920            516          113       6,549
Capital expenditures      13,784          9,402            6      23,192

<PAGE 46>


                                                    Corporate
                        Oil and Gas  Coal and Land  and Other  Consolidated
                        -----------  -------------  ---------  ------------
                                        (in thousands)
December 31, 1996
Revenues                 $23,119        $ 8,264     $  2,750    $ 34,133
Operating income (loss)    8,332          5,754         (874)     13,212
Identifiable assets       90,657         38,696      100,161     229,514
Depreciation, depletion
     and amortization      6,576            196           59       6,831
Capital expenditures      10,081         19,076           61      29,218

                                                     Corporate
                         Oil and Gas  Coal and Land  and Other  Consolidated
                         -----------  -------------  ---------  ------------
                                        (in thousands)
December 31, 1995
Revenues                 $26,130      $ 9,957        $ 2,803     $38,890
Operating income (loss)   (1,801)       7,768           (112)      5,855
Identifiable assets       87,837       19,604         98,560     206,001
Depreciation, depletion
     and amortization      7,550          136             37       7,723
Capital expenditures      22,597        3,466             39      26,102

     Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes.

     Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.

16.     Commitments and Contingencies

Rental Commitments

     Minimum rental commitments under all non-cancelable operating leases, primarily real estate, in effect at December 31, 1997 were:


Year ending December 31,
------------------------
1998                       $  974,659
1999                          803,203
2000                          198,189
2001                                -
2002 and thereafter                 -
                           ----------
Total minimum payments     $1,976,051

Legal

     The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

<PAGE 47>

17.     Supplementary Information on Oil and Gas Producing Activities
(Unaudited)

     The following supplementary information regarding the oil and gas producing activities of Penn Virginia is presented in accordance with the requirements of the Securities and Exchange Commission (SEC) and the SFAS No. 69 "Disclosures about Oil and Gas Producing Activities". The amounts shown include Penn Virginia's net working and royalty interests in all of its oil and gas operations.

Capitalized Costs Relating to Oil and Gas Producing Activities


                                          Year Ended December 31,
                                   1997        1996         1995
                                   --------    ---------    ----------
                                             (in thousands)
Proved properties                  $ 45,775     $ 46,744     $ 45,934
Unproved properties                   1,202        1,267        1,256
Wells, equipment and facilities      99,055       87,832       78,437
Support equipment and facilities      2,455        2,341        2,209
                                   --------     --------     --------
                                   $148,487     $138,184     $127,836

Accumulated depreciation,
   depletion and amortization       (56,099)     (51,086)     (44,573)
                                   --------     --------     --------
Net capitalized costs              $ 92,388     $ 87,098     $ 83,263

Costs Incurred in Certain Oil and Gas Activities

                                         Year Ended December 31,
                                      1997      1996      1995
                                      -------   --------  --------
                                                (in thousands)
Proved Property acquisition costs     $    73   $    250   $17,021
Unproved Property acquisition costs        90        189       151
Exploration costs                       3,346      2,604       376
Development costs                      10,560      7,305     5,426
                                      -------    -------   -------
     Total Costs Incurred             $14,069    $10,348   $22,974


<PAGE 48>

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
                                             Year Ended December 31,
                                           1997        1996        1995
                                                    (in thousands)
                                           -------     -------     -------
Revenues                                   $22,488     $21,989     $14,159
Natural gas contract settlement                  -         611      11,406
Production costs                             5,425       5,113       4,366
Exploration costs                            1,439         402         376
Depreciation, depletion and amortization     5,920       6,576       7,550
Impairment of properties                         -           -      10,927
                                           -------     -------     -------
                                             9,704      10,509       2,346
Income tax expense                           2,807         981         821
                                           -------     -------     -------
Results of operations                      $ 6,897     $ 9,528     $ 1,525

Oil and Gas Reserves

     The following schedule presents the estimated oil and gas reserves owned by Penn Virginia. This information includes Penn Virginia's royalty and net working interest share of the reserves in western Virginia, southern West Virginia and eastern Kentucky. Net proved oil and gas reserves as of December 31, 1997, were estimated by Wright and Company, Inc. of Brentwood, Tennessee. Net proved oil and gas reserves as of December 31, 1996 were estimated by the Company's engineers and were reviewed by Williamson Petroleum Consultants, Inc. (Williamson) of Houston, Texas. Net proved oil and gas reserves as of December 31, 1995 were estimated by Williamson. All reserves are located in the United States.

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

<PAGE 49>

    Net quantities of proved reserves and proved developed reserves during the periods indicated are set forth in the tables below:

                                                   Oil and        Natural
Proved Developed and                               Condensate     Gas
Undeveloped Reserves:                              (MBbls)        (MMcf)
                                                   ----------     ----------
December 31, 1994                                      467        127,932
Revisions of previous estimates                         22            888
Extensions, discoveries and other additions              -          3,511
Production                                             (58)        (7,161)
Purchase of reserves                                     -         46,556
Sale of reserves in place                                -         (1,465)
                                                     -----         -------
December 31, 1995                                      431         170,261
Revisions of previous estimates                         70          7,861
Extensions, discoveries and other additions              -          4,579
Production                                             (47)        (7,483)
Purchase of reserves                                     -            230
                                                     -----        --------
December 31, 1996                                      454        175,448
Revisions of previous estimates                         10        (10,538)
Extensions, discoveries and other additions              3         17,848
Production                                             (38)        (7,755)
Purchase of reserves                                     -            304
Sale of reserves in place                               (5)        (3,745)
                                                     ------       --------
December 31, 1997                                      424        171,562

Proved Developed Reserves:
     December 31, 1995                                 348         86,566
     December 31, 1996                                 390        105,113
     December 31, 1997                                 364        110,259

     The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Natural gas prices were escalated only where existing contracts contained fixed and determinable escalation clauses. Natural gas prices were also adjusted to give effect for financial hedge contracts in place at year end. Contractually provided natural gas prices in excess of estimated market clearing prices were used in computing the future cash inflows only if the Company expects to continue to receive higher prices under legally enforceable contract terms. Future prices actually received may differ from the estimates in the standardized measure.

     Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties. In addition, the effects of statutory depletion in excess of tax basis, available net operating loss carryforwards and investment tax credit carryforwards were used in computing future income tax expense. The resulting annual net cash inflows were then discounted using a 10 percent annual rate.

<PAGE 50>


                                                       December 31,
                                                 1997     1996       1995
                                                     (in thousands)
                                                --------  --------  ---------
Future cash inflows                              $539,781  $666,658  $461,899
Future production costs                           144,129   163,477   125,561
Future development costs                           36,537    38,639    43,850
                                                 --------  --------  -------
                                                  359,115   464,542   292,488
Future income tax expense                          70,033   100,285    84,321
                                                 --------  --------  -------
Future net cash flows                             289,082   364,257   208,167
10% annual discount for estimated timing of
    cash flows                                    169,987   210,966   119,933
                                                 --------  --------  -------
Standardized measure of discounted future
    net cash flows                               $119,095  $153,291  $ 88,234


Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                      Year Ended December 31,
                                                1997      1996      1995
                                                --------- --------- ---------
                                                           (in thousands)
Sales of oil and gas, net of production costs   $(17,063) $(16,876) $ (9,793)
Net changes in prices and production costs       (35,686)   59,168    29,695
Extension, discoveries and additions, net of
  costs                                           14,318     3,932      (234)
Development costs incurred during the period       3,070     5,456     5,426
Revisions of previous quantity estimates          (9,036)    9,412       857
Purchase of minerals-in-place                        270       275    24,590
Sale of minerals-in-place                         (4,990)        -    (1,525)
Accretion of discount                             17,548    11,719     6,686
Net change in income taxes                           701    (4,150)  (19,152)
Other changes                                     (3,328)   (3,879)   (4,396)
                                                --------  --------  --------
Net increase (decrease)                          (34,196)   65,057    32,154
Beginning of year                                153,291    88,234    56,080
                                                --------  --------  --------
End of year                                     $119,095  $153,291  $ 88,234


<PAGE 51>

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Penn Virginia engaged Arthur Andersen LLP as independent public accountants for the Company following the dismissal of KPMG Peat Marwick LLP in August, 1996. The Audit Committee of the Board of Directors approved the change in independent public accountants.

     KPMG Peat Marwick LLP's report on the financial statements of the Company for the year ended December 31, 1995, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, or as to any other matter. During the year ended December 31, 1995, and the subsequent interim period preceding the dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused it to make reference thereto in its report on the financial statements of the Company for such year. Additionally, no "reportable events" (as such term is defined under the applicable rules and regulations of the Securities and Exchange Commission) occurred during the year ended December 31, 1996, or the subsequent interim periods preceding KPMG Peat Marwick LLP's dismissal.

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

<PAGE 52>

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Financial Statements
     1. Financial Statements - The financial statements filed herewith are listed in the Index to Financial Statements on page 29 of this report.
     2. All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
     3.   Exhibits
  (3.1) Amended and restated articles of incorporation of the Company will change, as further amended.
  (3.2)   Amended bylaws of the Company (incorporated by reference to Exhibit
          3.2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1998. (Commission File No. 0-753)).
  (4.1) Rights Agreement dated as of February 11, 1998 between Penn Virginia Corporation and American Stock Transfer & Trust Company, as Agent (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A filed with Securities and Exchange Commission on February 20, 1998. (Commission File No. 0-
          753)).

 (10.1) Credit Agreement dated August 21, 1996 between Penn Virginia Corporation and Texas Commerce Bank National Association, as Agent (incorporated by reference to Exhibit 4 to the Company's quarterly report on Form 10-Q filed for the quarter ended September 30, 1996 (Commission File No. 0-753)).
 (10.2) First Amendment to Credit Agreement dated as of May 1, 1997 between Penn Virginia Corporation and Texas Commerce Bank National Association, as Agent (incorporated by reference on Form 8-K filed on December 5,1997 (Commission File No. 0-753)).
 (10.3) Copies of various other long-term debt instruments and agreements of the Company are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Company agrees to furnish copies of such debt instruments and agreements to the Commission upon request.
 (10.4) Penn Virginia Corporation and Affiliated Companies Employees' Stock Ownership Plan, as amended (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-753)).
 (10.5) Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Appendix 5 of the Prospectus comprising part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1982 ( Registration No. 2-77500)).
  (10.6) Form of agreement to evidence stock options and stock appreciation rights granted under the Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Exhibit 15.1(b) to the Company's Registration Statements on Form S-8 filed with the Securities and Exchange Commission on May 3, 1982 (Registration No. 2-775500)).
  (10.7) Amendment No. 1 to Penn Virginia Corporation 1980 Incentive Stock Option Plan (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-753)).
  (10.8) Penn Virginia Corporation and Affiliated Companies' Employees' Retirement/Savings Plan (incorporated by reference to Exhibit 18(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 (Registration No. 33-40430)).
  (10.9) The Company has adopted a policy concerning severance benefits for certain senior officers of the Company. The description of such policy is incorporated herein by reference to the description of such policy contained in the Company's definitive Proxy Statement dated March 31, 1997.
 (10.10) Penn Virginia Corporation 1994 Stock Option Plan ( incorporated by reference to Annex A of the Company's definitive Proxy Statement dated March 28, 1995 (Commission File No. 0-753)).
 (10.11) Penn Virginia Corporation 1995 Directors' Stock Option Plan (incorporated by reference to Annex B of the Company's definitive Proxy Statement dated March 28, 1995 (Commission File No. 0-753)).
<PAGE 53>

    (21)  Subsidiaries of the Company.
  (23.1)  Consent of KPMG Peat Marwick LLP
  (23.2)  Consent of Arthur Andersen LLP

(b)       Reports on Form 8-K
          A current report on Form 8-K was filed December 5, 1997 regarding an amendment to the Credit Agreement dated August 21, 1996.
    (27) Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)

<PAGE 54>