Form 10-Q
period 1998-03-31
PENN VIRGINIA CORP
filed 1998-05-15
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-Q

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 1998

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


     100 MATSONFORD ROAD SUITE 200
     RADNOR, PA                                         19807___
     (Address of principal executive offices)         (Zip Code)

                         (610) 687-8900
         (Registrant's telephone number, including area code)


_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]     No [ ]

Number of shares of common stock of registrant
 outstanding at May 8, 1998:  8,921,866


                  PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                                  Three Months
                                                 Ended March 31,
                                               ------------------
                                                1998     1997
                                              -------   --------
                                                  (Unaudited)
Revenues:
  Oil and condensate                          $   117   $   227
  Natural gas                                   4,991     5,620
  Natural gas royalties                           363       520
  Coal royalties                                2,569     2,645
  Timber                                          209       206
  Dividends                                       662       662
  Gain on the sale of property                      0         9
  Other income                                    153       361
                                              -------   -------
     Total revenues                           $ 9,064   $10,250

Expenses:
  Operating expenses                          $   967   $   832
  Exploration expenses                             49       138
  Taxes other than income                         681       691
  General and administrative                    1,781     1,614
  Loss on the sale of property                      4         2
  Depreciation, depletion, amortization         1,822     1,503
                                              -------   -------
     Total expenses                           $ 5,304   $ 4,780

Operating Income                              $ 3,760   $ 5,470

Other (Income) Expense:
  Interest expense                            $   489   $   473
  Other income                                   (816)     (992)
                                              -------   --------
  Income before income tax                    $ 4,087   $ 5,989
  Income tax expense                              935     1,263
                                              -------   -------
Net Income                                    $ 3,152   $ 4,726
                                              =======   =======

Net Income per share, basic                      0.38      0.55
                                              =======   =======

     Net Income per share, diluted                0.37      0.55
                                                ======    ======

Weighted average shares outstanding              8,278     8,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands)
                                          March 31,  December 31,
                                            1998         1997
                                          ---------  ------------
                                         (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                 $  2,821    $    831
  Accounts receivable                          4,559       7,404
  Current portion of long-term notes
    receivable                                 1,383       2,414
  Current deferred income taxes                  696         696
  Inventories                                    243         233
  Prepaid expenses                               243         311
                                            --------     -------
     Total current assets                      9,945      11,889
                                            --------     -------

Investments                                  123,633     100,885
Long-term notes receivable                     4,310       4,195

Oil and gas properties; wells and
    equipment, using the successful efforts
    method of accounting                      149,284    148,487
Other property, plant and equipment            42,625     42,626
     Less: Accumulated depreciation,
        depletion and amortization            (63,473)   (61,677)
                                             ---------   --------
     Total property, plant and equipment      128,436    129,436
                                             --------   ---------

Intangible assets, net of amortization            581        537
Other assets                                      264        288
                                              --------   --------

     Total assets                             $267,169   $247,230
                                              ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                          March 31,  December 31,
                                            1998         1997
                                          ---------  ------------
                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current installments on long-term debt     $  2,025   $  2,025
Accounts payable                              1,195      1,828
Accrued expenses                              4,326      5,885
Deferred liabilities                            279        279
Taxes on income                                 796        144
                                            -------    -------
     Total current liabilities                8,621     10,161
                                            -------    -------

Other liabilities                             4,838      4,659
Deferred income taxes                        44,602     36,640
Long-term debt                               29,095     31,903
Minority interest                               160        163
                                            -------    -------
     Total liabilities                       87,316     83,526
                                            -------    -------

Commitments and contingencies                     -          -

Shareholders' equity
Preferred stock of $100 par value-
   authorized 100,000 shares; none issued
Common stock of $6.25 par value-
   authorized 16,000,000 shares, issued
   8,906,866 shares and 8,901,438 shares
   in 1998 and 1997, respectively            55,793    55,634
Other paid in capital                         8,294     8,431
Retained earnings                            53,104    51,813
                                            -------  ---------
                                            117,191   115,878

Less: 627,108 shares in 1998 and
   1997 of common stock held in
   treasury, at cost                          14,024    14,024
Pension liability                                228       228
Unearned compensation - ESOP                   1,600     1,650
Add:     Net unrealized investment holding
         gain                                 78,514    63,728
                                            --------  --------

     Total shareholders' equity              179,853   163,704
                                             -------  --------

Total liabilities and shareholders' equity  $267,169  $247,230
                                            ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                     (Dollars in thousands)
                                                Three Months
                                                Ended March 31,
                                             --------------------
                                               1998       1997
                                             ---------  ---------
                                                  (Unaudited)

<S
Cash flow from operating activities:
Net Income                                   $  3,152   $  4,726
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation, depletion, and amortization     1,822      1,503
  (Gain), loss on sale of property                  4         (7)
  Deferred income taxes                             0        457
  Other                                          (562)      (706)
  Decrease in current assets                    2,904        420
  Decrease in current liabilities              (1,539)    (1,152)
  Increase in other assets                        (44)       (15)
  Increase (decrease) in other liabilities        178        (30)
                                               -------    -------
    Net Cash provided by operating activities  $5,915    $ 5,196

Cash flows from investing activities:
  Proceeds from the sale of securities        $     0    $   350
  Proceeds from notes                           1,489      1,230
  Proceeds from sale of fixed assets               21         26
  Capital expenditures                           (820)    (9,855)
                                               ------    --------
    Net Cash provided (used) by investing
    activities                                $   690    $(8,249)

Cash flows from financing activities:
  Dividends paid                              $(1,862)   $(1,859)
  Proceeds from long-term debt borrowings           0     16,013
  Repayment of long-term debt principal        (2,825)    (2,542)
  Purchase of treasury stock                       50     (8,662)
  Issuance of stock                                22         16
                                              --------   --------
     Net Cash provided (used) by financing
     activities                               $(4,615)   $ 2,966
                                              --------    -------

Net increase (decrease) in cash and cash
equivalents                                   $ 1,990    $   (87)
Cash and cash equivalents-beginning balance       831      1,893
                                              -------    --------
Cash and cash equivalents-ending balance      $ 2,821    $ 1,806
                                              =======    ========

Supplemental disclosures of cash flow information:
  Cash paid to date for:
    Interest                                  $   463    $   412
    Income taxes                                    -        833

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PENN VIRGINIA CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


March 31, 1998
-----------------------------------------------------------------

(1)     ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1997 Annual Report on Form 10-K. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(2)     SECURITIES

     The cost, gross unrealized holding gains or losses and
market value for available-for-sale securities at March 31, 1998 were as follows:
                                       Gross Unrealized   Market
                                Cost  Holding Gain (Loss) Value
                               ------ ------------------- ------
Available-for-sale:
Norfolk Southern Corporation   $2,839       $120,768     $123,607
Other                               3             23           26
                              -------       --------     --------
-
                               $2,842    $120,791        $123,633

(3)     LEGAL

     The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.


(4)     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the quarters ended March 31, 1998 and 1997.

                                         March 31, 1998
                              -----------------------------------
                               Income      Shares       Per Share
                              (Numerator) (Denominator)  Amount
                              ----------- ------------- ---------
                                   (In thousands except per
                                        share amounts)
Basic EPS:
Income from
     continuing operations     $  3,152     8,278        $  0.38
Dilutive Securities:
Stock options                         -       234
                               --------     -----
Diluted EPS:
Income from
  continuing operations        $  3,152      8,512       $  0.37


                                         March 31, 1997
                                ---------------------------------
                               Income      Shares       Per Share
                              (Numerator) (Denominator)  Amount
                              ----------- ------------- ---------
                                   (In thousands except per
                                        share amounts)

Basic EPS:
Income from
     continuing operations     $  4,726      8,620       $  0.55
Dilutive Securities:
Stock options                         -          -
                               --------      -----
Diluted EPS:
Income from
  continuing operations        $  4,726      8,620       $  0.55

COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted SFAS
No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three month periods ended
March 31, 1998 and 1997, the components of comprehensive income are as follows:

                                                 Three Months
                                               Ended March 31,
                                             --------------------
                                               1998         1997
                                             ---------    -------

   Net income                                $   3,152   $ 4,726
   Unrealized holding gains (losses) on
     available for sale securities              14,786    (1,971)
                                             ---------   --------
   Comprehensive income                      $  17,938   $ 2,755


START-UP ACTIVITIES

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for financial statements beginning after December 15, 1998 and requires entities to expense currently capitalized costs related to start-up activities as a cumulative effect of a change in accounting principle upon adoption of this statement. The impact of this new standard is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Penn Virginia reported 1998 first quarter earnings of $3.2 million or $0.37 per share (diluted) compared with $4.7 million or $0.55 per share (diluted) for the first quarter of 1997. On a consolidated basis, revenues decreased $1.2 million, primarily as a result of price decreases in the oil and gas segment. Operating expenses for the first quarter of 1998 increased $0.1 million due to additional gathering and compression expenses in the oil and gas segment. Interest expense for the first quarter of 1998 remained flat compared with the first quarter of 1997. Income tax expense decreased from $1.3 million in the first quarter of 1997 to $0.9 million in the first quarter of 1998 due to a decrease in income before taxes of $1.9 million.

     The Company operates in two business segments: oil and gas and coal land management. The oil and gas segment explores for, develops and produces crude oil and natural gas in western Virginia, southern West Virginia and eastern Kentucky. The Company also owns mineral rights to oil and gas reserves. The coal land management segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and land assets. Selected operating and financial data by segment is presented below.

Oil and Gas

     Operating income for the oil and gas segment was $1.8 million for the first quarter of 1998 compared with $3.0 million for the first quarter of 1998. Operational and financial data for the Company's oil and gas segment for the 1998 and 1997 first quarter is summarized in the following tables:

                  Operations Summary
                                                Three Months
                                               Ended March 31,
                                             --------------------
                                              1998           1997
                                             -------        -----
Production
Natural gas (MMcf)-Working Interest           1,913         1,735
Natural gas (MMcf)-Royalty Interest             140           146
Oil and condensate (MBbls)                        9            11
Production, MMcfe                             2,107         1,947

Average Realized Prices
Natural gas ($/Mcf)- Working Interest      $   2.61       $  3.24
Natural gas ($/Mcf)- Royalty Interest          2.59          3.56
Oil and condensate ($/Bbl)                    13.00         20.64

Average Costs (per MMcfe)
Lease operating                            $   0.45       $  0.40
Exploration expenses                           0.02          0.04
Taxes other than on income                     0.26          0.33
General and administrative                     0.29          0.33
Depreciation, depletion and amortization       0.78          0.70

     Approximately 50 percent of the Company's 1998 working interest natural gas production was sold at market prices, with the remaining 50 percent sold under fixed-price term contracts. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. In the first quarter of 1998, the Company recognized a $200,550 loss on hedging activities. The company had no comparable hedging activities for the first quarter of 1997. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                         Hedging Summary
                                               Three Months
                                             Ended March 31,
                                          --------------------
                                            1998       1997
                                          --------   --------
Natural gas prices ($/Mcf):
Actual price received for production      $  2.71    $  3.24
Effect of hedging activities                (0.10)        -
                                          --------   -------
Average price                             $  2.61    $  3.24

                          Financial Summary
                                                Three Months
                                               Ended March 31,
                                             -------------------
                                              1998      1997
                                             --------  -------
                                           (Dollars in thousands)
                                                (Unaudited)
Revenues:
Oil and condensate                               117         227
Natural gas                                 $  4,991    $  5,620
Natural gas royalties                            363         520
Other income                                      72          76
                                            --------    --------
     Total revenues                         $  5,543    $  6,443
                                            --------    --------

Expenses:
Operating expenses                          $    939    $    787
Exploration expenses                              37          84
Taxes other than income                          556         636
General and administrative                       606         636
Loss on the sale of property                       4           1
Depreciation and depletion                     1,651       1,360
                                            --------     -------
     Total expenses                            3,793       3,504
                                            --------     -------

Operating Income                            $  1,750     $ 2,939
                                            ========     =======

OIL AND CONDENSATE SALES. Oil sales decreased $110,000 (48 percent) in the first quarter of 1998 compared with the same period of 1997. Prices per barrel were lower, averaging $13.00 per barrel (Bbl) for 1998 compared with $20.64 per Bbl for 1997. Also oil volume was down 2 MBbls for first quarter of 1998 compared with 1997.

NATURAL GAS. Natural gas sales decreased $0.6 million (11 percent) in the first quarter of 1998 compared with the same period of 1997. Natural gas prices were down approximately 20 percent in the first quarter of 1998 compared with the first quarter of 1997. The average price received by the Company for its working interest gas was $2.61 per thousand cubic feet (Mcf) compared with $3.24 per Mcf for the same period of 1997. Volumes (MMcfe) were up approximately eight percent for the first quarter of 1998 compared with the first quarter of 1997.

NATURAL GAS ROYALTIES. Oil and gas royalties decreased $157,000 (30 percent) in the first quarter of 1998 compared with the same period of 1997. This variance resulted from a decrease in pricing from $3.56 in the first quarter of 1997 to $2.59 in the first quarter of 1998.

OTHER INCOME. Other income remained flat for the first quarter of 1998 compared with the first quarter for 1997.

OPERATING EXPENSES. Operating expenses for the first quarter of 1998 were $939,000, which is an increase of $152,000 (19 percent) compared with the first quarter of 1997. On a MMcfe basis, operating expenses increased from $0.40 cents in 1997 to $0.45 cents in 1998. This increase is largely a result of increased gathering and compression expenses.

EXPLORATION EXPENSES. Exploration expenses for the first quarter of 1998 were $37,000 compared with $84,000 in the first quarter of 1996. This 56 percent decrease is a result of lower costs incurred at this time on geological evaluations on various properties.

TAXES OTHER THAN ON INCOME. Taxes other than on income decreased $80,000 (13 percent) in the first quarter of 1998 compared to the same period in 1997. This decrease is a result of lower severance and ad valorem taxes related to lower revenues resulting from price decreases.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $30,000 (5 percent) in the first quarter of 1998 compared with the same period in 1997. This decrease is a result of a reduction in salary and related employee benefit expenses.

DEPRECIATION AND DEPLETION. Depreciation and depletion expense increased $291,000 (21 percent) from $1,360,000 in the first quarter of 1997 to $1,651,000 in the first quarter 1998. Decreases in reserve estimates at December 31, 1997 in various fields have resulted in depletion rate increases. The rate increased from $0.70 per Mcfe in the first quarter of 1997 to $0.78 per Mcfe in the first quarter of 1998.

Coal Land Management

     Operating income for the coal segment was $2.1 million for the first quarter of 1998 compared with $2.6 million for the first quarter of 1997. Operational and financial data for the Company's coal segment for the 1998 and 1997 first quarter is summarized in the following tables:

                           Operations Summary
                                                 Three Months
                                                Ended March 31,
                                               ------------------
                                                1998       1997
                                               --------   -------
Production
Timber (Mbf)                                        984       829
Coal tons (000's)                                 1,221     1,173

Average Realized Prices
Timber ($/Mbf)                                  $   191   $   220
Coal royalties ($/ton)                             2.10      2.25

Average Costs (per ton)
Lease operating                                 $  0.03     $0.04
Exploration expenses                               0.01      0.05
Taxes other than on income                         0.07      0.01
General and administrative                         0.41      0.29
Depreciation, depletion and amortization           0.12      0.10


                             Financial Summary
                                                 Three Months
                                                Ended March 31,
                                               ------------------
                                                1998       1997
                                               --------   -------
                                           (Dollars in thousands)
                                                 (Unaudited)
Revenues:
Coal royalties                                  $ 2,569   $ 2,645
Timber sales                                        209       206
Gain on the sale of property                          -         9
Other income                                         81       285
                                                -------   -------
     Total revenues                               2,859     3,145
                                                -------   -------

Expenses:
Operating expenses                                   28        44
Exploration expenses                                 11        54
Taxes other than income                              86        11
General and administrative                          498       345
Loss on the sale of property                          1         1
Depreciation and depletion                          142       118
                                                 ------    ------
     Total expenses                                 766       573
                                                 ------    ------

Operating Income                                 $2,093    $2,572
                                                 ======    ======

COAL ROYALTIES. Coal royalties decreased $76,000 (3 percent) in the first quarter of 1998 compared with the same period in 1997. This decrease resulted from a decline in the average realization per ton from $2.25 in the first quarter of 1997 to $2.10 in the first quarter of 1998. The loss of a sales contract by one lessee and financial difficulties experienced by another lessee reduced first quarter production. Additionally, power outages and coal transportation delays due to a severe snowstorm adversely affected the production of several of the Company's lessees.

TIMBER SALES. Timber sales were virtually unchanged in the first quarter of 1998 compared with the same period of 1997. Volume sold was 984 Mbf in the first quarter of 1998 compared with 829 Mbf in the first quarter of 1997. The average realized prices also decreased from $220 per Mbf in the first quarter of 1997 to $191 per Mbf in the first quarter of 1998.

OTHER INCOME. Other income decreased $204,000 (716 percent) for the first quarter of 1998 compared with the first quarter of 1997. In the first quarter of 1997, the Company recognized income from signing bonuses paid by new lessees to secure leases on the Company's Wise coal properties. The majority of these reserves were leased in 1997.

OPERATING EXPENSES. Operating expenses decreased $16,000 (36 percent) from $44,000 in the first quarter of 1997 to $28,000 in the first quarter of 1998. This decrease is a result of lower costs associated with the sale of timber on the Company's properties.

EXPLORATION EXPENSES. Exploration expenses decreased $42,000 (80 percent) from $54,000 in the first quarter of 1997 to $11,000 in the first quarter of 1998. This decrease is a result of the timing of the startup of the Company's coal core drilling program.

TAXES OTHER THAN INCOME. Taxes other than on income increased $75,000 (682 percent) from $11,000 in the first quarter of 1997 to $86,000 in the first quarter of 1998. The numbers reported in the first quarter of 1997 reflected an adjustment to property taxes.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $153,000 (44 percent) in the first quarter of 1998 compared with the same period of 1997. These increases are related to the opening of a satellite office in Charleston, West Virginia as well as increases in salary and related employee benefits.

DEPRECIATION AND DEPLETION.  Depreciation and depletion increased
$24,000 (20 percent) from $118,000 in the first quarter of 1997 to $142,000 in the first quarter of 1998. The depletion rate increased from $0.10 per ton to $0.12 per ton.


Capital Expenditures, Capital Resources and Liquidity

CAPITAL EXPENDITURES.

     In the first quarter of 1998, capital expenditures totaled $820,000 compared with $9,855,000 in the first quarter of 1997. These expenditures were related to the drilling and development of wells in the oil and gas segment in the first quarter of 1997. Of the 60 to 65 net wells scheduled for drilling in 1998, as of the end of the first quarter 6.5 net wells had been drilled. The Company successfully completed two coal reserve acquisitions during the first quarter of 1997. In January, a transaction was completed for a property in Virginia. The Company acquired 10.5 million tons of high quality metallurgical coal reserves. The purchase price was approximately $7.0 million. In February, the Company acquired 7.5 million tons of coal contiguous to its existing Wise reserves for approximately $1.9 million. The reserves have been leased to an operator.

CAPITAL RESOURCES AND LIQUIDITY.

     Net cash provided by operating activities was $5.9 million in the first quarter of 1998 compared with $5.2 million in the first quarter of 1997. The Company's borrowings decreased from $31.9 million at the end of 1997 to $29.0 million at March 31, 1998.

     The Company has entered into four fixed-price term contracts with respect to a portion of its natural gas production to limit exposure to price fluctuations. The Company has sold approximately 9,000 net Mcf per day at a weighted average price in excess of $2.75 per Mcf. These physical sales cover various periods from April 1998 to December 1998. Additionally, the Company has entered into two natural gas derivative transactions. The financial instruments executed provide a price floor to limit downside price risk and a market participation price that allows the Company to receive the benefit of a price upturn. The two financial transactions are for 5,000 MMBtu per day each with a floor of approximately $2.10 per MMBtu and market re-opener at $2.48 per MMBtu and $2.35 per MMBtu, respectively with terms ending October 1999.


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

PART II     Other information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27)     Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended
March 31, 1998

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PENN VIRGINIA CORPORATION



Date:  May 15, 1998         By:  /S/ STEVEN W. THOLEN
                                 --------------------------
                                 Steven W. Tholen
                                 Vice President and Chief
                                 Financial Officer

Date:  May 15, 1998         By:  /S/ ANN N. HORTON
                                 ---------------------------
                                 Ann N.Horton, Controller and
                                 Principal Accounting Officer

                      PENN VIRGINIA CORPORATION

                              INDEX


                                                         PAGE

PART I     Financial Information:

Item 1.    Financial Statements

Condensed Consolidated Statements of Income
for the three months ended March 31, 1998 and 1997          1

Condensed Consolidated Balance Sheets as of
March 31, 1998 and December 31, 1997                        2

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 1998 and 1997          4

Notes to Condensed Consolidated Financial Statements        5

Item 2.     Management's Discussion and Analysis
of Financial Condition and Results of Operations            7

PART II  Other Information

Item 6.    Exhibits and Reports on Form 8-K                15