Form 10-Q/A
period 1998-03-31
PENN VIRGINIA CORP
filed 1998-08-12
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-Q/A

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 1998

                            or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 0-753

                     PENN VIRGINIA CORPORATION
---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


               Virginia                              23-1184320
---------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification No.)


     100 MATSONFORD ROAD SUITE 200
     RADNOR, PA                                         19087
-----------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

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

(a)  Exhibits

     (27)     Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on February 11, 1998 regarding the Company's adoption of a shareholder rights plan and certain amendments to the Company's Bylaws, including certain advance notice provisions required in connection with the nomination of directors and other proposals to be voted at shareholders meetings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   PENN VIRGINIA CORPORATION



Date:  August 12, 1998         By:  /S/ STEVEN W. THOLEN
                                    -----------------------------
                                    Steven W. Tholen,
                                    Vice President and Chief
                                    Financial Officer


Date:  August 12, 1998         By:  /S/ ANN N. HORTON
                                    -----------------------------
                                    Ann N. Horton, Controller and
                                    Principal Accounting Officer