Form 10-Q
period 1998-06-30
PENN VIRGINIA CORP
filed 1998-08-14
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the period ended June 30, 1998

                            or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-753


                     PENN VIRGINIA CORPORATION
________________________________________________________________
     (Exact name of registrant as specified in its charter)

               Virginia                            23-1184320
_________________________________________________________________
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)


     100 MATSONFORD ROAD SUITE 200
     RADNOR, PA                                         19807
_________________________________________________________________
     (Address of principal executive offices)         (Zip Code)


                         (610) 687-8900
_________________________________________________________________
         (Registrant's telephone number, including area code)


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

                        Yes [X]     No [ ]

Number of shares of common stock of registrant
  outstanding at August 6, 1998:  8,921,866


      PENN VIRGINIA CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   (Dollars in thousands, except per share amounts)
                                 Three Months       Six Months
                                Ended June 30,     Ended June 30,
                              ----------------  -----------------
                               1998     1997    1998      1997
                               ------  ------  -------  --------
                                (Unaudited)       (Unaudited)

Revenues:
  Natural gas                  $4,667  $4,284  $ 9,658  $ 9,904
  Oil and condensate               96     164      213      391
  Natural gas royalties           390     342      753      862
  Coal royalties                3,332   3,094    5,901    5,739
  Timber                          618     604      827      810
  Dividends                       661     661    1,323    1,323
  Gain on sale of property         24      25       24       35
  Other income                    190     238      343      599
                               ------  ------  -------  -------
    Total revenues             $9,978  $9,412  $19,042  $19,663

Expenses:
  Operating expenses           $  950  $  908  $ 1,917  $ 1,740
  Exploration expenses            219     202      268      340
  Taxes other than income         666     629    1,347    1,320
  General and administrative    2,147   2,263    3,928    3,877

  Loss on sale of property          1       0        5        3
  Depreciation, depletion,
    amortization                1,729   1,624    3,551    3,127
                               ------  ------  -------  -------
     Total expenses            $5,712  $5,626  $11,016  $10,407

Operating Income               $4,266  $3,786  $ 8,026  $ 9,256

Other (Income) Expense:
  Interest expense             $  510  $  641  $   999  $ 1,114
  Gain on sale of securities      (14)      -      (14)       -
  Other income                   (654)   (892)  (1,470)  (1,884)
                              -------  ------  -------  -------
  Income before income tax     $4,424  $4,037  $ 8,511  $10,026
  Income tax expense              758     892    1,693    2,155
                               ------  ------  -------  -------
Net Income                     $3,666  $3,145  $ 6,818  $ 7,871
                               ======  ======  =======  =======

Net Income per share, basic      0.44    0.38     0.82     0.95
                               ======  ======  =======  =======

Net Income per share, diluted    0.43    0.37     0.80     0.93
                               ======  ======  =======  =======

Weighted average shares
  outstanding                   8,291   8,270    8,285    8,326
     (in thousands)

The accompanying notes are an integral part of these condensed consolidated financial statements.


       PENN VIRGINIA CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands)
                                         June 30,    December 31,
                                        ----------   ------------
                                           1998          1997
                                        ----------   ------------
                                        (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents             $  2,799      $    831
  Accounts receivable                      3,251         7,404
  Current portion of long-term
    notes receivable                       1,076         2,414
  Current deferred income taxes              696           696
  Inventories                                244           233
  Prepaid expenses                           313           311
                                        --------      --------
    Total current assets                   8,379        11,889
                                        --------      --------

Investments                               98,598       100,885
Long-term notes receivable                   588         4,195

Oil and gas properties; wells and
  equipment, using the successful
  efforts method of accounting           151,747       148,487
Other property, plant and equipment       45,737        42,626
   Less: Accumulated depreciation,
         depletion and amortization      (65,170)      (61,677)
                                        --------      --------

   Total property, plant and equipment   132,314       129,436
                                        --------      --------

Intangible assets, net of amortization       555           537
Other assets                                 244           288

    Total assets                        $240,678      $247,230
                                        ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


           PENN VIRGINIA CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands)
                                           June 30,  December 31,
                                          ---------  ------------
                                             1998        1997
                                          ---------  ------------
                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on
  long-term debt                             $    25     $  2,025
Accounts payable                               1,608        1,828
Accrued expenses                               4,060        6,029
Deferred liabilities                              83          279
                                            --------      -------
     Total current liabilities                 5,776       10,161
                                            --------      -------


Other liabilities                              3,006        4,659
Deferred income taxes                         36,858       36,640
Long-term debt                                28,888       31,903
                                             -------      -------
     Total liabilities                        74,528       83,363
                                             -------      -------

Commitments and contingencies                      -            -
Minority interest                                155          163
                                             -------      -------
                                                 155          163

Shareholders' equity
Preferred stock of $100 par value-
  authorized 100,000 shares; none issued           -            -
Common stock of $6.25 par value-
  authorized 16,000,000 shares, issued
  8,921,866 shares and 8,901,434 shares
  in 1998 and 1997, respectively              55,887       55,634
Other paid in capital                          8,578        8,431
Retained earnings                             54,904       51,813
                                            --------     --------
                                             119,369      115,878
Less: 618,874 shares in 1998 and 627,108
    in 1997 of common stock held in
    treasury, at cost                         13,839       14,024
   Pension liability                             228          228
   Unearned compensation - ESOP                1,550        1,650
Add:  Net unrealized investment holding gain  62,243       63,728
                                             -------      -------

     Total shareholders' equity              165,995      163,704
                                            --------     --------

Total liabilities and shareholders' equity  $240,678     $247,230
                                            ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


           PENN VIRGINIA CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                 (Dollars in thousands)
                                Three Months        Six Months
                                Ended June 30,     Ended June 30,
                              ----------------  -----------------
                               1998     1997    1998      1997
                              -------  ------  -------  --------
                                (Unaudited)       (Unaudited)

Cash flow from operating
    activities:
Net Income                   $ 3,666  $ 3,145  $ 6,818  $  7,871
Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
  Depreciation, depletion,
    and amortization           1,729    1,624    3,551     3,127
  Gain on sale of securities     (14)       -      (14)        -
  Gain on sale of property,
    plant and equipment          (23)     (25)     (19)      (32)
  Deferred income taxes        1,017        -    1,017       457
  Other                         (419)    (620)    (978)   (1,322)
  Decrease in current assets   1,236      756    4,140     1,176
Increase (Decrease) in current
    liabilities                 (650)     253   (2,189)     (899)
(Increase) Decrease in
    other assets               4,272      (29)   4,228       (44)
Increase (Decrease) in other
    liabilities               (2,028)     (18)  (1,850)      (48)
Decrease in minority interest     (4)      (4)      (8)       (8)
                              -------  -------  ------- --------
     Net Cash provided by
       operating activities  $ 8,782  $ 5,082  $14,696  $ 10,278

Cash flows from investing
    activities:
  Proceeds from the sale of
    securities               $    17  $     -  $    17  $    350
  Proceeds from notes            209    1,270    1,698     2,500
  Proceeds from sale of
    fixed assets                  38       43       59        69
  Capital expenditures        (5,588)  (3,331)  (6,408)  (13,186)
                              ------- --------- ------- --------
     Net Cash used in
     investing activities    $(5,324) $(2,018) $(4,634) $(10,267)


Cash flows from financing
    activities:
  Dividends paid             $(1,867) $(1,862) $(3,729) $ (3,721)
  Proceeds from long-term
    debt borrowings                -    2,500        -    18,513
  Repayment of long-term
    debt principal            (2,225)  (4,425)  (5,050)   (6,967)
  Purchase of treasury stock     (50)       -        -    (8,728)
  Issuance of stock              663      328      685       410
                              -------  -------  -------  --------
     Net Cash provided by
      (used in)financing
       activities            $(3,479) $(3,459) $(8,094) $   (493)
                             -------- -------- -------- ---------

Net increase (decrease) in
  cash and cash equivalents  $  (21)  $  (395) $ 1,968  $   (482)
Cash and cash equivalents-
  beginning balance           2,820     1,806      831      1,893
                             -------  -------  -------   --------
Cash and cash equivalents-
  ending balance             $ 2,799  $ 1,411  $ 2,799  $   1,411
                             =======  =======  =======  =========

Supplemental disclosures of
    cash flow information:
  Cash paid to date for:
    Interest                 $   557  $   765  $ 1,020  $   1,177
    Income taxes                 700      258      700        456

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 PENN VIRGINIA CORPORATION

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998
-----------------------------------------------------------------

(1)     ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1997 annual report on Form 10-K. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


(2)     SECURITIES

     The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at June 30, 1998 were as follows (in thousands):

                                         Gross Unrealized  Market
                                  Cost    Holding Gain     Value
                                 ------- ---------------- -------
Available-for-Sale:
Norfolk Southern Corporation     $2,839      $95,757      $98,596
Other                                 0            2            2
                                 ------      -------      -------
                                 $2,839      $95,759      $98,598

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

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations at June 30, 1998 and 1997.


                               Three Months Ended
                                  June 30, 1998
                        --------------------------------------
                         Income      Shares         Per Share
                        (Numerator)  (Denominator)  Amount
                        -----------  -------------  ----------
                        (In thousands except per share amounts)
Basic EPS:
Income from
   continuing operations  $3,666      8,291         $0.44
Dilutive Securities:
Stock options                  -        240
                          ------      -----         -----
Diluted EPS:
Income from
   continuing operations  $3,666      8,531         $0.43

                               Three Months Ended
                                  June 30, 1997
                        --------------------------------------
                         Income      Shares         Per Share
                        (Numerator)  (Denominator)  Amount
                        -----------  -------------  ----------
                        (In thousands except per share amounts)
Basic EPS:
Income from
   continuing operations  $3,145      8,270         $0.38
Dilutive Securities:
Stock options                  -        171
                          ------      -----         -----
Diluted EPS:
Income from
   continuing operations  $3,145      8,441         $0.37

                                Six Months Ended
                                  June 30, 1998
                        --------------------------------------
                         Income      Shares         Per Share
                        (Numerator)  (Denominator)  Amount
                        -----------  -------------  ----------
                        (In thousands except per share amounts)
Basic EPS:
Income from
   continuing operations  $6,818     8,285          $0.82
Dilutive Securities:
Stock options                  -       236
                          ------     -----          -----
Diluted EPS:
Income from
   continuing operations  $6,818     8,521         $0.80

                                  Six Months Ended
                                    June 30, 1997
                        --------------------------------------
                         Income      Shares         Per Share
                        (Numerator)  (Denominator)  Amount
                        -----------  -------------  ----------
                        (In thousands except per share amounts)
Basic EPS:
Income from
   continuing operations  $7,871     8,326          $0.95
Dilutive Securities:
Stock options                  -       162
                          ------     -----          -----
Diluted EPS:
Income from
   continuing operations  $7,871     8,488          $0.93



(5)        COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the six month periods ended June 30, 1998 and 1997, the components of comprehensive income are as follows:

                                 Three Months      Six Months
                                Ended June 30,    Ended June 30,
                               ----------------  ----------------
                              1998      1997     1998     1997
                              --------  -------  -------  -------
Net income                    $  3,666  $ 3,145  $ 6,818  $ 7,871
Unrealized holding gains
   (losses) on available for
   sale securities             (16,271)  11,107   (1,485)   9,136
                               -------  -------  -------  -------
Comprehensive income          $(12,605) $14,252  $ 5,333  $17,007




(6)     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as eithe r an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.)

     The Comnpany has not yet quantified the impacts of adopting
Statement No. 133 on our financial statements and has not determined the timing of or method of our adoption of Statement
No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

(7)     START-UP ACTIVITIES

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

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second quarters of 1998 and 1997
Compared.

     Penn Virginia reported 1998 second quarter earnings of $3.7 million or $0.43 per share (diluted) compared with $3.1 million or $0.37 per share (diluted) for the second quarter of 1997. On a consolidated basis, revenue increased $0.6 million in the second quarter of 1997. This increase was a result of an increase in coal revenues of $0.2 million and natural gas sales of $0.4 million.

Results of Operations - Six months of 1998 and 1997 Compared.

     Penn Virginia reported 1998 six months earnings of $6.8 million or $0.80 per share (diluted) compared with $7.9 million or $0.93 per share (diluted) for the six months of 1997. On a consolidated basis, revenues were lower $0.6 million primarily as a result of lower prices received for natural gas and oil compared with 1997. Expenses on a consolidated basis were higher by $0.6 million compared with 1997. This increase was a result of higher operating costs in the oil and gas segment, an increase in general and administrative expense in the coal segment and an overall increase in depletion and depreciation.

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

Oil and Gas

Operating income for the oil and gas segment was $3.3 million for the six months of 1998 compared with $4.2 million for the six months of 1997. Operational and financial data for the Company's oil and gas segment for the 1998 and 1997 three and six months ended June 30 is summarized in the following tables:

                                    Operations Summary
                                    -----------------------------

                                    Three Months   Six Months
                                    Ended June 30, Ended June 30,
                                    -------------- --------------
                                      1998  1997   1998   1997
                                     ------ ------ ------ ------
Production
Natural gas (MMcf)-Working Interest   1,819  1,760  3,732  3,495
Natural gas (MMcf)-Royalty Interest     147    148    287    294
Oil and condensate (MBbls)                8     10     17     21
Production, MMcfe                     2,014  1,968  4,121  3,915

Average Realized Prices
Natural gas ($/Mcf)-Working Interest $ 2.57 $ 2.43 $ 2.59 $ 2.83
Natural gas ($/Mcf)-Royalty Interest   2.65   2.31   2.62   2.93
Oil and condensate ($/Bbl)            12.00  16.40  12.53  18.62

Average Costs (per MMcfe)
Lease operating                      $ 0.44 $ 0.41 $ 0.44 $ 0.41
Exploration expenses                   0.03   0.08   0.02   0.06
Taxes other than on income             0.26   0.29   0.26   0.31
General and administrative             0.33   0.37   0.31   0.35
Depreciation, depletion and
   amortization                        0.77   0.74   0.78   0.72
                                      -----  -----  -----  -----
     Total costs                      $1.83  $1.89  $1.81  $1.85


Approximately 50 percent of the Company's 1998 working interest natural gas production was sold at market prices, with the remaining 50 percent sold under fixed-price term contracts. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. In the second quarter of 1998, the Company recognized a $0.2 million loss on hedging activities compared with a $0.1 million loss in the second quarter of 1997. Year-to-date the Company has recognized losses of $0.4 million on hedging activities compared with $0.1 million in 1997. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                                    Hedging Summary
                                    -----------------------------

                                    Three Months   Six Months
                                    Ended June 30, Ended June 30,
                                    -------------- --------------
                                      1998  1997   1998   1997
                                     ------ ------ ------ ------
Natural gas prices ($/Mcf):
Actual price received for production $ 2.68 $ 2.48 $ 2.70 $ 2.86
Effect of hedging activities          (0.11) (0.05) (0.11) (0.03)
                                     ------ ------ ------ ------
Average price                        $ 2.57 $ 2.43 $ 2.59 $ 2.83


                                    Financial Summary
                                    -----------------------------

                                    Three Months   Six Months
                                    Ended June 30, Ended June 30,
                                    -------------- --------------
                                      1998  1997   1998   1997
                                     ------ ------ ------ ------
                                       (Dollars in thousands)
Revenues:
Natural gas sales                   $4,667 $4,284 $ 9,658 $ 9,904
Oil and gas royalties                  390    342     753     862
Oil and condensate                      96    164     213     391
Other income                           106    185     178     261
                                    ------ ------ ------- -------
     Total revenues                 $5,259 $4,975 $10,802 $11,418
                                    ------ ------ ------- -------

Expenses:
Operating expenses                  $  889 $  805 $ 1,828 $ 1,592
Exploration expenses                    58    150      95     234
Taxes other than income                525    562   1,081   1,198
General and administrative             667    737   1,273   1,373
Loss on the sale of property                            4       1
Depreciation and depletion           1,548  1,455   3,199   2,815
                                    ------ ------ ------- -------
     Total expenses                  3,687  3,709   7,480   7,213
                                    ------ ------ ------- -------
Operating Income                    $1,572 $1,266 $ 3,322 $ 4,205
                                    ====== ====== ======= =======


Results of Operations - Second quarters of 1998 and 1997
Compared.

Natural Gas. Natural gas sales were $4.7 million in the second quarter of 1998 compared with $4.3 million for the second quarter of 1997. The average price received by the Company for its working interest gas was $2.57 per thousand cubic feet (Mcf) compared with $2.43 per Mcf for the same period of 1997. Natural gas volumes were up approximately three percent in the second quarter of 1998 compared with the second quarter of 1997.

Oil and Condensate. Oil sales decreased $68,000 (41 percent) in the second quarter of 1998 compared with the same period of 1997. Prices per barrel were lower, averaging $12.00 per barrel (Bbl) for second quarter of 1998 compared with $16.40 per Bbl for 1997. As shown on the table above, production was down approximately 20 percent in the second quarter of 1998 compared with the second quarter of 1997.

Oil and Gas Royalties. Oil and gas royalties increased $48,000 (14 percent) in the second quarter of 1998 compared with the same period of 1997. This variance resulted from an increase in natural gas prices from $2.31 per Mcf in the second quarter of 1997 to $2.65 in the second quarter of 1998 with production remaining unchanged.

Other Income. Other income decreased $79,000 (43 percent) in the second quarter of 1998 compared with the same period of 1997. This decrease is a result of lower gathering and compression fees received by the Company due to decreases in production.
Operating Expenses. Operating expenses for the second quarter of 1998 were $889,000 compared with $805,000 for the second quarter of 1997. This increase is due to higher repairs and maintenance costs related to the spring floods, increases in compressor rentals in various fields and the timing of the well workover program.

Exploration Expenses. Exploration expenses decreased $92,000 (61 percent) in the second quarter of 1998 compared with the same period of 1997. This decrease is related to the absence of dry hole costs and other preliminary field costs incurred by the Company in 1997.

Taxes other than Income.  Taxes other than on income decreased
$37,000 (7 percent) in the second quarter of 1998 compared to the same period in 1997. This decrease is a result of lower ad valorem taxes due in part to the sale of reserves in late 1997 of a certain area in northern West Virginia.

General and Administrative. General and administrative expenses decreased $70,000 (9 percent) in the second quarter of 1998 compared with the second quarter in 1997. This decrease is due to the elimination of marketing fees charged on a portion of the Company's natural gas sales.

Depreciation and Depletion. Depreciation and depletion expense increased $93,000 (6 percent) from $1,455,000 in the second quarter of 1997 to $1,548,000 in the second quarter 1998. Increased natural gas production in 1998 over 1997 and changes in reserve estimates in various fields at December 31, 1997 have resulted in increases in depletion rates in those fields. The rate increased from $0.74 per Mcfe in the second quarter of 1997 to $0.77 per Mcfe in the second quarter of 1998.


Results of Operations - Six Months of 1998 and 1997 Compared.

Natural Gas Sales. Natural gas sales decreased from $9.9 million in the first six months of 1998 to $9.7 million in the first six months of 1998. This slight decrease of two percent is a result of a decrease in pricing offset by an increase in volume. The natural gas sales volumes for the first six months of 1998 were 3,732 MMcf compared with 3,495 MMcf for the first six months of 1997. The average price received by the Company for its working interest gas was $2.59 per Mcf compared with $2.83 per Mcf for the same period of 1997.

Oil and Condensate Sales. Oil sales decreased $178,000 (46 percent) for the first six months of 1998 compared with the first six months of 1997. This decrease resulted from a reduction in volume of four MBbls and a decrease in price per Bbl. The price per Bbl for the first six months of 1998 was $12.53 compared with $18.62 per Bbl for the first six months of 1997.

Oil and Gas Royalties. Oil and gas royalties decreased $109,000 (13 percent) in the first six months of 1998 compared with the same period in 1997. This decrease resulted from a decline in volume of 7 MMcf and a decrease in price from $2.93 per Mcf in the first six months of 1997 compared with $2.62 per Mcf in the first six months of 1998.

Other Income. Other income decreased $83,000 (37 percent) in the first six months of 1998 compared with the same period in 1997. This decrease is a result of lower gathering and compression fees received by the Company due to decreases in production.

Operating Expenses. Operating expenses for the first six months of 1998 were $1.8 million, which is an increase of $236,000 (15 percent) compared with the first six months of 1997. On an Mcfe basis, operating expenses increased from $0.41 cents in the first six months of 1997 to $0.44 cents in the first six months of 1998. This increase is due to higher repairs and maintenance costs related to the spring floods, increases in compressor rentals in various fields and the timing of the well workover program.

Exploration Expenses. Exploration expenses decreased $139,000 (59 percent) for the first six months of 1998 compared with the first six months of 1997. This decrease is a result of the absence of dry hole costs and other preliminary field costs incurred by the Company in 1998 compared with 1997.

Taxes other than Income. Taxes other than on income decreased $117,000 (10 percent) for the first six months of 1998 compared with 1997. This decrease is a result of lower ad valorem taxes due in part to the sale of reserves in late 1997 of a certain area in northern West Virginia as well as a reduction in business franchise taxes.

General and Administrative. General and administrative expenses decreased $100,000 in the first six months of 1998 compared with the first six months of 1997. This decrease is related to the elimination of marketing fees charged on a portion of the Company's natural gas sales.

Depreciation and Depletion. Depreciation and depletion expense increased $384,000 (14 percent) from $2,815,000 in the first six months of 1997 compared with $3,199,000 in the first six months of 1998. The rate increased from $0.72 per Mcfe in the first six months of 1997 to $0.78 per Mcfe in the first six months of 1998. Increased natural gas production in 1998 over 1997 and changes in reserve estimates in various fields at December 31, 1997 have resulted in increases in depletion rates in those fields.

Coal

Operating income for the coal segment was $5.1 million for the six months of 1998 compared with $5.6 million for the six months of 1997. Operational and financial data for the Company's coal segment for the 1998 and 1997 second quarter and six months year to date is summarized in the following tables:

                                    Operations Summary
                                    -----------------------------

                                    Three Months   Six Months
                                    Ended June 30, Ended June 30,
                                    -------------- --------------
                                      1998  1997   1998   1997
                                     ------ ------ ------ ------

Production
Coal tons (000's)                    1,583  1,809  2,567  2,638
Timber (Mbf)                         3,123  2,672  4,107  3,501

Average Realized Prices
Coal royalties ($/ton)              $ 2.11 $ 1.71 $ 2.30 $ 2.18
Timber ($/Mbf)                         172    180    186    213

Average Costs (per ton)
Lease operating                     $ 0.04 $ 0.06 $ 0.03 $ 0.06
Exploration expenses                  0.10   0.03   0.07   0.04
Taxes other than on income            0.08   0.03   0.08   0.02
General and administrative            0.34   0.22   0.40   0.28
Depreciation, depletion and
    amortization                      0.10   0.08   0.11   0.10
                                    ------ ------ ------ ------
       Total costs                  $ 0.66 $ 0.42 $ 0.69 $ 0.50


                                    Financial Summary
                                    -----------------------------

                                    Three Months   Six Months
                                    Ended June 30, Ended June 30,
                                    -------------- --------------
                                      1998  1997   1998   1997
                                     ------ ------ ------ ------
                                        (Dollars in thousands)

Revenues:
Coal royalties                       $3,332 $3,094 $5,901 $5,739
Timber sales                            618    604    827    810
Gain on sale of property                  -     10      -     19
Other income                            107     69    188    354
                                     ------ ------ ------ ------
     Total revenues                   4,057  3,777  6,916  6,922
                                     ------ ------ ------ ------

Expenses:
Operating expenses                   $   61 $  104 $   89 $  148
Exploration expenses                    158     52    169    106
Taxes other than income                 119     51    205     62
General and administrative              535    396  1,033    741
Loss on sale of property                  -      -      1      1
Depreciation and depletion              151    142    293    260
                                     ------ ------ ------ ------
     Total expenses                   1,024    745  1,790  1,318
                                     ------ ------ ------ ------
Operating Income                     $3,033 $3,032 $5,126 $5,604
                                     ====== ====== ====== ======


Results of Operations - Second quarters of 1998 and 1997
Compared.

Coal Royalties. Coal royalties increased $238,000 (8 percent) in the second quarter of 1998 compared with the same period in 1997. This increase was primarily due to the recognition of previously deferred revenue associated with the cancellation of certain leases. The average realization per ton increased from $1.71 in the second quarter of 1997 to $2.11 in the second quarter of 1998.

Timber. Timber sales increased $14,000 (2 percent) in the second quarter of 1998 compared with the second quarter of 1997. Volume sold increased from 2,672 thousand board feet (Mbf) in the second quarter of 1997 to 3,123 Mbf in the second quarter of 1998. This increase was related to the timing of the Company's parcel timber sales and timber harvested in advance of expected mining operations.

Other Income. Other income increased $38,000 (55 percent) for the second quarter of 1998 compared with the second quarter of 1997. This increase was related to wheelage income from the Company's properties.

Operating Expenses. Operating expenses decreased $43,000 (41 percent) from $104,000 in the second quarter of 1997 to $61,000 in the second quarter of 1998. This decrease is a result of a change in the method of selling timber. In the prior year the Company contracted the harvesting of a portion of its timber and negotiated the sale of this timber directly with the mill. In the second quarter of 1998 the Company has had more parcel timber sales instead of the sales method used in the prior year. The Company sales method has the effect of increasing the operating costs.

Exploration Expenses. Exploration expenses were $158,000 for the second quarter of 1998, which is an increase of 204 percent from the comparable 1997 time period. This increase in the second quarter is due to costs incurred for maintaining a mine on a terminated lease and the timing of the Company's core drilling program.

Taxes other than Income. Taxes other than on income increased $68,000 (133 percent) from $51,000 in the second quarter of 1997 to $119,000 in the second quarter of 1998. This increase is a result of adjustments that the Company had recorded in 1997 related to property taxes compared with an actual number for 1998.

General and Administrative. General and administrative expenses increased $139,000 (35 percent) from $396,000 in the second quarter of 1997 to $535,000 in the second quarter of 1998. This increase relates to salary and employee benefit increases associated with the opening of a satellite office in Charleston, West Virginia and an increase in legal fees. Legal fees increased due to the bankruptcy of one of the Company's lessees and the termination of the lease of another lessee due to the loss of a sales contract.

Depreciation and Depletion. Depreciation and depletion increased $9,000 (6 percent) from $142,000 in the second quarter of 1997 to $151,000 in the second quarter of 1998. This increase was due to the production of reserves from the Company's Wise properties.

Results of Operations - Six Months of 1998 and 1997 Compared.

Coal Royalties. Coal royalties increased $162,000 (3 percent) in the first six months of 1998 compared with the same period in 1997. The average realization per ton increased from $2.18 in the first six months of 1997 to $2.30 in the first six months of 1998. This increase was primarily due to the recognition of previously deferred revenue associated with the cancellation of certain leases.

Timber. Timber sales increased $17,000 (2 percent) in the first six months of 1998 compared with the first six months of 1997. Volume sold increased to 4,107 Mbf in the first six months of 1998 compared with 3,501 Mbf in the first six months of 1997. This increase was related to the timing of the Company's parcel timber sales and timber harvested in advance of expected mining. The average realized price per Mbf declined from $213 Mbf in the first six months of 1997 to $186 per Mbf in the first six months of 1998.

Other Income. Other income decreased $166,000 (47percent) for the first six months of 1998 compared with the first six months of 1997. This decrease is a result of a decline in bonuses paid by new lessees to secure leases on the Company's Virginia coal properties. In 1997 the Company was actively leasing several coal properties for mining.

Operating Expenses. Operating expenses decreased $59,000 (40 percent) for the first six months of 1998 compared with first six months of 1997. The decrease was a result of the method of selling timber in the first six months of 1998 compared with 1997. In the prior year the Company contracted the harvesting of a portion of its timber and negotiated the sale of this timber directly with the mill. The Company has had more parcel timber sales this year instead of selling the timber directly to the mill.

Exploration Expenses. Exploration expenses increased $63,000 (59 percent) for the first six months of 1998 compared with the first six months of 1997. This increase is due to costs incurred to maintain a mine on a terminated lease.

Taxes other than Income. Taxes other than on income increased $143,000 (231 percent) in the first six months of 1998 compared with the first six months of 1997. This increase is a result of adjustments the Company recorded in 1997 on property taxes.

General and Administrative. General and administrative expenses increased $292,000 (39 percent) in the first six months of 1998 compared with the first six months of 1997. This increase is a result of personnel additions and salary and related employee benefit expense increases related to the opening of a satellite office in Charleston, West Virginia. Legal costs are also higher due to legal proceedings related to the bankruptcy of one of the Company's lessees and the termination of the lease of another lessee due to the loss of a sales contract.

Depreciation and Depletion. Depreciation and depletion increased $33,000 (13 percent) in the first six months of 1998 compared with the first six months of 1997. The depletion rate per ton increased from $0.10 to $0.11. This increase was due to the production of reserves from the Company's Wise properties.

Capital Expenditures, Capital Resources and Liquidity

Capital Expenditures.

In the first six months of 1998, capital expenditures totaled $6.2 million compared with $13.2 million in the first six months of 1997. In the first six months of 1997 the Company successfully completed two coal reserve acquisitions. In January 1997, a transaction was completed for a property in Virginia. The Company acquired 10.5 million tons of high quality metallurgical coal reserves which have been leased to an operator and are actively being mined and sold under contract by the operator. The purchase price was approximately $7.0 million. In February 1997, the Company acquired 7.5 million tons of coal contiguous to its existing Wise property reserves for approximately $1.9 million. In the first six months of 1998, the Company successfully completed the repurchase of coal reserves previously sold to an operator under an installment sale.

In the oil and gas segment the Company had capital expenditures totaling approximately $3.5 million in the first six months of 1998. The Company has drilled 25 gross (17.5 net) wells in the first six months of the year. The Company expects to drill approximately 50 net wells in 1998, with approximately 10 to 15 wells in exploratory areas.

Capital Resources and Liquidity.

Net cash provided by operating activities was $14.7 million in the first six months of 1998 compared with $10.3 million in the first six months of 1997. The Company's borrowings decreased from $33.9 million at the end of 1997 to $28.9 million at June 30, 1998.

The Company has four fixed-price term agreements for a portion of its natural gas production to limit exposure to price fluctuations. Presently, the Company has sold approximately 8,500 net Mcf per day at a weighted average price in excess of $2.80 per Mcf. These physical sales cover various periods with termination dates of October 1998 and December 1998. Additionally, the Company has two natural gas derivative transactions. The financial instruments executed provide a price floor to limit downside price risk and a market participation price that allows the Company to receive the benefit of a price upturn. One financial transaction is for 5,000 MMBtu per day with a floor of approximately $2.10 per MMBtu and market re-opener at $2.48 per MMBtu with a term from May 1997 through October 1999. The second transaction is also for 5,000 MMBtu per day with a floor of approximately $2.10 per MMBtu and market re-opener at $2.35 per MMBtu with a term from November 1997 through October 1999.

The Company also holds an investment in Norfolk Southern common stock. At June 30, 1998, the Company had an unrealized holding gain of approximately $95.8 million.

The Company recovered the lease on its Bull Creek property from the lessee who is in Chapter 11 Bankruptcy proceedings. Subsequently the Company re-entered into a lease agreement for a portion of the Bull Creek reserves. Anticipated production of Bull Creek reserves under this lease is expected to commence by the second quarter of 1999. A Buchanan property lessee lost a sales contract earlier this year and ceased production in the first quarter of 1998. A new lease for these reserves has been negotiated with another operator. Production is expected to resume in the third quarter of 1998.

Year 2000

     The Company is investigating the extent to which the Company's currently installed information technology and non-information technology systems, and those of third parties with whom the Company conducts business, will be affected by what is commonly known as the "Year 2000" problem. The Company has reviewed its Year 2000 issues and has inquired and received verbal or written assurances from a majority of its providers as to their progress in addressing Year 2000 issues and that such providers expect to be Year 2000 compliant in all material respects.

     The Company estimates that costs incident to Year 2000 compliance will not exceed $100,000.

     Based on information known at this time, the Company expects to be Year 2000 compliant in all material respects in a timely manner and does not believe that Year 2000 compliance will have a material adverse effect on the Company. No assurance can be given, however, that all of the Company's systems or those of third parties with whom the Company conducts business will be Year 2000 compliant, that compliance costs will not exceed expected amounts or that the impact of any failure by the Company or any such third party to achieve Year 2000 compliance will not have a material adverse effect on the Company.

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

PART II     Other information

Item 5. Shareholder Proposals

     Any shareholder who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 1999 Annual meeting of Shareholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at One Radnor Corporate Center, Suite 200, 100 Matsonford Road, Radnor, Pennsylvania 19087, not later than November 27, 1998.

     Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, and the Company's By-laws, if a shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to the earlier of 90 days prior to the date of the 1999 Annual Meeting or February 3,1999, then management proxies will be permitted to use their discretionary authority to vote on the proposal when the proposal is raised at the 1999 Annual Meeting of Shareholders, even though there is no discussion of the proposal in the 1999 proxy statement.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27)     Financial Data Schedule, filed herewith.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed for the quarter ended
        June 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     PENN VIRGINIA CORPORATION



Date: August 14, 1998             By: /s/ Steven W. Tholen
      ---------------                 -----------------------
                                      Steven W. Tholen, Vice
                                      President and Chief
                                      Financial Officer


Date: August 14, 1998             By: /s/ Ann N. Horton
      ---------------                 ------------------------
                                      Ann N. Horton, Controller
                                      and Principal Accounting
                                      Officer

                     PENN VIRGINIA CORPORATION

                             INDEX
-----------------------------------------------------------------


                                                            PAGE
PART I     Financial Information:

Item 1.  Financial Statements

Condensed Consolidated Statements of Income for
the three and six months ended June 30, 1998 and 1997         1

Condensed Consolidated Balance Sheets as of June 30,
1998 and December 31, 1997                                    2

Condensed Consolidated Statements of Cash Flows
for the three and six months ended June 30, 1998 and 1997     4

Notes to Condensed Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations     7

PART II  Other Information

Item 5.  Shareholder Proposals                               15

Item 6.  Exhibits and Reports on Form 8-K                    15

Article 5 of Regulation S-X