Form 10-Q
period 1998-09-30
PENN VIRGINIA CORP
filed 1998-11-13
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the period ended September 30, 1998

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

                        Yes [X]     No [ ]

Number of shares of common stock of registrant
  outstanding at November 4, 1998:  8,964,767


            PENN VIRGINIA CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         (Dollars in thousands, except per share amounts)
                              Three Months       Nine Months
                          Ended September 30, Ended September 30,
                          ------------------- -------------------
                               1998    1997     1998     1997
                               ------  ------   -------  -------
                                (Unaudited)       (Unaudited)
Revenues:
   Natural gas                 $4,715  $4,091   $14,373  $13,995
   Oil and condensate              47     149       260      540
   Natural gas royalties          442     341     1,195    1,203
   Coal royalties               2,659   2,859     8,560    8,598
   Timber                         327     539     1,154    1,349
   Dividends                      662     662     1,985    1,985
   Gain on sale of property        21      22        45       57
   Other income                   925      90     1,268      689
                               ------  ------   -------  -------
       Total revenues           $9,798 $8,753   $28,840  $28,416

Expenses:
   Operating expenses          $  953  $1,001   $ 2,870  $ 2,741
   Exploration expenses           387     472       655      812
   Taxes other than income        701     455     2,048    1,775
   General and administrative   1,725   1,727     5,653    5,604
   Loss on sale of property         -       -         5        3
   Depreciation, depletion,
     amortization               1,697   1,534     5,248    4,661
                               ------  ------   -------  -------
       Total expenses          $5,463  $5,189   $16,479  $15,596

Operating Income               $4,335  $3,564   $12,361  $12,820

Other (Income) Expense:
   Interest expense            $  488  $  568   $ 1,487  $ 1,682
   Gain on sale of securities       -       -       (14)      -
   Other income                  (610)   (985)   (2,080)  (2,869)
                               ------  ------   -------  -------
   Income before income tax    $4,457  $3,981   $12,968  $14,007
   Income tax expense           1,015     892     2,708    3,047
                               ------  ------   -------  -------
Net Income                     $3,442  $3,089   $10,260  $10,960
                               ======  ======   =======  =======

Net Income per share, basic      0.41    0.37      1.24     1.32
                               ======  ======   =======  =======


Net Income per share, diluted    0.41    0.36      1.21     1.29
                               ======  ======   =======  =======

Weighted average shares
   outstanding (in thousands)   8,308   8,274      8,292   8,311
                               ======  ======   =======  =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PENN VIRGINIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands)
                                      September 30,  December 31,
                                          1998           1997
                                      -------------  ------------
                                       (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents             $  1,821     $    831
   Accounts receivable                      2,897        7,404
   Current portion of long-term
     notes receivable                       1,077        2,414
   Current deferred income taxes              696          696
   Inventories                                282          233
   Prepaid expenses                           211          311
                                         --------     --------
     Total current assets                   6,984       11,889

Investments                                 96,125     100,885
Long-term notes receivable                     779       4,195

Oil and gas properties; wells and
   equipment, using the successful
   efforts method of accounting            159,040      148,487
Other property, plant and equipment         46,643       42,626
     Less: Accumulated depreciation,       (66,845)     (61,677)
       depletion and amortization         --------     --------
     Total property, plant and equipment   138,838      129,436
                                          --------     --------

Intangible assets, net of amortization         552          537
Other assets                                   257          288
                                          --------     --------

     Total assets                         $243,535     $247,230
                                          ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          PENN VIRGINIA CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands)

                                      September 30,  December 31,
                                          1998           1997
                                      -------------  ------------
                                       (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on
     long-term debt                        $ 25      $  2,025
Accounts payable                          1,434         1,828
Accrued expenses                          3,398         6,029
Deferred income                              83           279
                                       --------      --------

     Total current liabilities            4,940        10,161

Other liabilities                         3,065         4,659
Deferred income taxes                    36,789        36,640
Long-term debt                           32,381        31,903
                                       --------      --------

     Total liabilities                   77,175        83,363

Commitments and contingencies                 -             -
Minority interest                           152           163
                                       --------      --------
                                            152           163

Shareholders' equity
Preferred stock of $100 par value-
   authorized 100,000 shares; none issued     -             -
Common stock of $6.25 par value-
   authorized 16,000,000 shares,
   issued 8,921,866 shares and
   8,901,434 shares in 1998 and 1997,
   respectively                          55,887        55,634
Other paid-in capital                     8,532         8,431
Retained earnings                        56,475        51,813
                                       --------      --------
                                        120,894       115,878

Less: 607,973 shares in 1998 and
     627,108 in 1997 of common stock
     held in treasury, at cost           13,594        14,024
  Pension liability                         228           228
  Unearned compensation - ESOP            1,500         1,650
Add: Net unrealized investment
     holding gain                        60,636        63,728
                                       --------      --------

     Total shareholders' equity         166,208       163,704
                                       --------      --------

Total liabilities and shareholders'
   equity                              $243,535      $247,230
                                       ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

                  (Dollars in thousands)
                                                Three Months
                                              Ended September 30,
                                         ------------------------
                                            1998         1997
                                         ----------   -----------
                                                (Unaudited)
Cash flow from operating activities:
Net Income                                  $ 3,442    $ 3,089
Adjustments to reconcile net income to
     net cash provided by operating
     activities:
   Depreciation, depletion, and
     amortization                             1,697       1,534
   Gain on sale of securities                     -           -
   Gain on sale of property, plant
     and equipment                              (21)        (22)
   Deferred income taxes                        797         735
   Minority interest in subsidiary               (4)         (4)
   Other                                       (392)       (473)
   Changes in operating assets and
     liabilities:
       Current assets                           419       1,067
       Current liabilities                     (835)       (714)
       Other assets                             (33)        (35)
       Other liabilities                         59         (46)
                                            --------    --------
Net Cash provided by
           operating activities             $ 5,129     $ 5,131

Cash flows from investing activities:
   Proceeds from the sale of securities     $     -     $     -
   Proceeds from notes                          275       1,018
   Proceeds from sale of fixed assets            21          23
   Capital expenditures                      (8,258)     (4,622)
                                            --------    --------
   Net Cash used in investing activities    $(7,962)    $(3,581)

Cash flows from financing activities:
   Dividends paid                           $(1,868)    $(1,861)
   Proceeds from long-term debt borrowings    3,500       1,800
   Repayment of long-term debt principal        (25)     (1,925)
   Purchase of treasury stock                     -           -
   Issuance of stock                            248          95
                                            --------    --------
Net Cash provided by (used in)
     financing activities                   $ 1,855     $(1,891)

Net increase (decrease) in cash
     and cash equivalents                   $  (978)    $  (341)
Cash and cash equivalents-beginning balance   2,799       1,411
                                            --------    --------
Cash and cash equivalents-ending balance    $ 1,821     $ 1,070
                                            ========    ========

Supplemental disclosures of cash flow information:
   Cash paid to date for:
     Interest                               $   520     $   516
     Income taxes                               300         100


                                                Nine Months
                                              Ended September 30,
                                         ------------------------
                                            1998         1997
                                         ----------   -----------
                                               (Unaudited)
Cash flow from operating activities:
Net Income                                  $10,260     $10,960
Adjustments to reconcile net income to
     net cash provided by operating
     activities:
   Depreciation, depletion, and
     amortization                             5,248       4,661
   Gain on sale of securities                   (14)          -
   Gain on sale of property, plant
     and equipment                              (40)        (54)
   Deferred income taxes                      1,814       1,192
   Minority interest in subsidiary              (12)        (12)
   Other                                     (1,370)     (1,795)

   Changes in operating assets and
     liabilities:
       Current assets                         4,559        2,243
       Current liabilities                   (3,024)      (1,613)
       Other assets                           4,195          (79)
       Other liabilities                     (1,791)         (94)
                                            --------     --------
Net Cash provided by
           operating activities             $ 19,825     $ 15,409

Cash flows from investing activities:
   Proceeds from the sale of securities     $    17      $   350
   Proceeds from notes                        1,973        3,518
   Proceeds from sale of fixed assets            80           92
   Capital expenditures                     (14,666)     (17,808)
                                            --------     --------
   Net Cash used in investing activities   $(12,596)    $(13,848)

Cash flows from financing activities:
   Dividends paid                          $ (5,597)    $ (5,582)
   Proceeds from long-term debt borrowings    3,500       20,313
   Repayment of long-term debt principal     (5,075)      (8,892)
   Purchase of treasury stock                     -       (8,728)
   Issuance of stock                            933          505
                                           ---------    ---------
Net Cash provided by (used in)
     financing activities                  $ (6,239)    $ (2,384)

Net increase (decrease) in cash
     and cash equivalents                  $    990     $   (823)
Cash and cash equivalents-beginning balance     831        1,893
                                            --------     --------
Cash and cash equivalents-ending balance   $  1,821     $  1,070
                                            ========     ========

Supplemental disclosures of cash flow information:
   Cash paid to date for:
     Interest                              $  1,540     $  1,693
     Income taxes                             1,000          556


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    PENN VIRGINIA CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


September 30, 1998

(1)     ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1997 annual report on Form 10-K. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


(2)     SECURITIES

     The cost, gross unrealized holding gains or losses and
market value for available-for-sale securities at September 30,
1998 were as follows (in thousands):
                                        Gross Unrealized  Market
                              Cost      Holding Gain      Value
                              -------   ----------------  ------
Available-for-Sale:
Norfolk Southern Corporation  $2,839    $93,277           $96,116
Other                              -          9                 9
                              ------    -------           -------
                              $2,839    $93,286           $96,125


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

     The following is a reconciliation of the numerators and
denominators used in the calculation of basic and diluted
earnings per share ("EPS") for income from continuing operations at September 30, 1998 and 1997.
                                        Three Months Ended
                                        September 30, 1998
                                  -------------------------------
                                  Income     Shares     Per Share
                               (Numerator) (Denominator)  Amount
                               ----------- -------------  ------
                          (In thousands except per share amounts)
Basic EPS:
Income from continuing operations   $3,442   8,308        $0.41
Dilutive Securities:
Stock options                            -     153
                                    ------   -----
Diluted EPS:
Income from continuing operations   $3,442   8,461        $0.41

                                        Three Months Ended
                                        September 30, 1997
                                  -------------------------------
                                  Income     Shares     Per Share
                               (Numerator) (Denominator)  Amount
                               ----------- -------------  ------
                          (In thousands except per share amounts)
Basic EPS:
Income from continuing operations   $3,089   8,274        $0.37
Dilutive Securities:
Stock options                            -     224
                                    ------   -----
Diluted EPS:
Income from continuing operations   $3,089   8,498        $0.36

                                       Nine Months Ended
                                       September 30, 1998
                                  -------------------------------
                                 Income     Shares      Per Share
                              (Numerator) (Denominator)   Amount
                               ----------- -------------  ------
                          (In thousands except per share amounts)
Basic EPS:
Income from continuing operations  $10,260   8,292        $1.24
Dilutive Securities:
Stock options                            -     217
                                    ------   -----
Diluted EPS:
Income from continuing operations  $10,260   8,509        $1.21

                                       Nine Months Ended
                                       September 30, 1997
                                  -------------------------------
                                 Income     Shares      Per Share
                              (Numerator) (Denominator)   Amount
                               ----------- -------------  ------
                          (In thousands except per share amounts)

Basic EPS:
Income from continuing operations  $10,960   8,311        $1.32
Dilutive Securities:
Stock options                            -     172
                                    ------   -----
Diluted EPS:
Income from continuing operations  $10,960   8,483        $1.29

(5)     COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted SFAS No.
130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial
statements. Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three and nine month periods ended September 30, 1998 and 1997, the components of comprehensive income are as follows:
                                            Three Months
                                         Ended September 30,
                                       -----------------------
                                         1998         1997
                                       ---------   ---------

Net income                             $ 3,442     $ 3,089
Unrealized holding gains (losses)
   on available for sale securities     (1,607)      1,792
                                       --------    -------
Comprehensive income                   $ 1,835     $ 4,881

                                            Nine Months
                                         Ended September 30,
                                       -----------------------
                                         1998         1997
                                       ---------   ---------

Net income                             $10,260     $10,960
Unrealized holding gains (losses)
   on available for sale securities     (3,092)     10,928
                                       --------    -------
Comprehensive income                   $ 7,168     $21,888



(6)     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.)

     The Company has not yet quantified the impacts of adopting Statement No. 133 on our financial statements and has not determined the timing of or method of our adoption of Statement No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

Results of Operations - Third quarters of 1998 and 1997 Compared.

     Penn Virginia reported 1998 third quarter earnings of $3.4 million or $0.41 per share (diluted) compared with $3.1 million or $0.36 per share (diluted) for the third quarter of 1997. On a consolidated basis, revenues increased $1.0 million in the third quarter of 1998 due to a $0.6 million increase in oil and gas segment revenues and a $0.4 million increase in coal segment revenues.

Results of Operations - Nine months of 1998 and 1997 Compared.

Penn Virginia reported 1998 nine months earnings of $10.3 million or $1.21 per share (diluted) compared with $11.0 million or $1.29 per share (diluted) for the nine months of 1997. On a consolidated basis, revenues increased $0.4 million as a result of increases in coal segment revenues. Expenses on a consolidated basis were $0.9 million higher than the 1997 comparable period, which was primarily attributable to a $0.5 million increase in depletion and depreciation from the oil and gas segment.

Selected operating and financial data by segment is presented below.

Oil and Gas

Operating income for the oil and gas segment was $4.8 million for the nine months ended September 30, 1998, compared with $5.2 million for the same period in 1997. Operational and financial data for the Company's oil and gas segment for the 1998 and 1997 three and nine months ended September 30 is summarized in the following tables:

                                         Operations Summary
                                         ------------------
                                            Three Months
                                         Ended September 30,
                                       -----------------------
                                         1998         1997
                                       ---------   ---------

Production
Natural gas (MMcf)-Working Interest      1,776        1,654
Natural gas (MMcf)-Royalty Interest        187          139
Oil and condensate (MBbls)                   5            9
Production, MMcfe                        1,993        1,847

Average Realized Prices
Natural gas ($/Mcf)- Working Interest   $ 2.65       $ 2.47
Natural gas ($/Mcf)- Royalty Interest     2.36         2.45
Oil and condensate ($/Bbl)                9.40        16.56

Average Costs (per MMcfe)
Lease operating                         $ 0.46        $ 0.48
Exploration expenses                      0.10          0.19
Taxes other than income                   0.28          0.20
General and administrative                0.31          0.33
Depreciation, depletion and amortization  0.77          0.75
                                         -----         -----
   Total costs                           $1.92         $1.95

                                             Nine Months
                                         Ended September 30,
                                       -----------------------
                                         1998         1997
                                       ---------   ---------

Production
Natural gas (MMcf)-Working Interest      5,508          5,149
Natural gas (MMcf)-Royalty Interest        474            433
Oil and condensate (MBbls)                  22             30
Production, MMcfe                        6,114          5,762

Average Realized Prices
Natural gas ($/Mcf)- Working Interest   $ 2.61         $ 2.72
Natural gas ($/Mcf)- Royalty Interest     2.52           2.78
Oil and condensate ($/Bbl)               11.82          18.00

Average Costs (per MMcfe)
Lease operating                         $ 0.45         $ 0.43
Exploration expenses                      0.05           0.10
Taxes other than income                   0.27           0.27
General and administrative                0.31           0.34
Depreciation, depletion and amortization  0.77           0.73
                                         -----         ------
   Total costs                           $1.85         $ 1.87

Approximately half of the Company's 1998 working interest natural gas production was sold at market prices, with the remainder sold under fixed-price term contracts. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. In the third quarter of 1998, the Company recognized a $20,000 gain on hedging activities compared with a $119,000 loss in the third quarter of 1997. For the first nine months of 1998, the Company recognized a loss of $377,000 on hedging activities compared with $206,000 in 1997. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                                             Hedging Summary
                                             ---------------
                                              Three Months
                                           Ended September 30,
                                         ------------------------
                                         1998               1997
Natural gas prices ($/Mcf):
Actual price received for production     $ 2.64           $ 2.54
Effect of hedging activities                .01            (0.07)
                                         ------           -------
Average price                            $ 2.65           $ 2.47

                                              Nine Months
                                           Ended September 30,
                                         ------------------------
                                         1998               1997
Natural gas prices ($/Mcf):
Actual price received for production     $ 2.68           $ 2.76
Effect of hedging activities              (0.07)           (0.04)
                                         ------           -------
Average price                            $ 2.61           $ 2.72


                                           Financial Summary
                                           -----------------
                                              Three Months
                                           Ended September 30,
                                         ---------------------
                                           1998        1997
                                         -------      -------
                                         (Dollars in thousands)
Revenues:
Natural gas sales                        $ 4,715      $ 4,091
Oil and gas royalties                        442          341
Oil and condensate                            47          149
Gain on the sale of property                   2            -
Other income                                  45           54
                                         -------      -------
Total revenues                           $ 5,251      $ 4,635
                                         -------      -------

Expenses:
Operating expenses                       $   919      $   890
Exploration expenses                         197          350
Taxes other than income                      567          371
General and administrative                   616          610
Loss on the sale of property                   -            2
Depreciation and depletion                 1,523        1,383
                                         -------      -------
Total expenses                             3,822        3,606
                                         -------      -------
Operating Income                         $ 1,429      $ 1,029
                                         =======      =======

                                              Nine Months
                                           Ended September 30,
                                         ------------------------
                                          1998              1997
                                         ------            ------
                                           (Dollars in thousands)
Revenues:
Natural gas sales                        $14,373          $13,995
Oil and gas royalties                      1,195            1,203
Oil and condensate                           260              540
Gain on the sale of property                   2               16
Other income                                 223              299
                                         -------          -------
          Total revenues                 $16,053          $16,053

Expenses:
Operating expenses                       $ 2,747          $ 2,482
Exploration expenses                         292              584
Taxes other than income                    1,648            1,569
General and administrative                 1,889            1,983
Loss on the sale of property                   4                3
Depreciation and depletion                 4,722            4,198
                                         -------          -------
         Total expenses                   11,302           10,819
                                         -------          -------
Operating Income                         $ 4,751          $ 5,234
                                         =======          =======


Results of Operations - Oil and Gas Segment.

Revenues. Revenues increased $0.7 million, or 15 percent, to $5.3 million in the third quarter of 1998, compared with $4.6 million for the same period of 1997. This increase was primarily a result of a $0.6 million increase in natural gas sales.
Despite a $0.3 million decline in oil and condensate, revenues for the first nine months of 1998 and 1997 remained constant at $16.1 million for both periods due to a $0.4 million increase in natural gas sales.

Natural gas sales increased $624,000, or 15 percent, in the third quarter of 1998 due to a seven percent increase in natural gas volumes. Additionally, the average price received by the Company for its working interest gas in the third quarter of 1998 was $2.65 per thousand cubic feet (Mcf) compared with $2.47 per Mcf for the same period of 1997.

Oil and condensate revenues decreased $102,000 and $280,000 for the three and nine months ended September 30, 1998 from $149,000 and $540,000 for the comparable periods in 1997. These decreases are attributable to a combination of production declines and lower average prices received. Volumes were reduced to five MBbls and 22 MBbls for the third quarter and first nine months of 1998 from nine MBbls and 30 MBbls in the comparable 1997 periods.
 Prices decreased $7.16, or 43 percent, for the third quarter of 1998 compared with the same period of 1997 and $6.18, or 34 percent, for the first nine months of 1998 compared with the same period of 1997.

Expenses. Expenses for the oil and gas segment increased to $3.8 million and $11.3 million for the three and nine months ended September 30, 1998, respectively, compared with $3.6 million and $10.8 million for the same periods in 1997. These fluctuations are primarily due to increases in taxes other than income and depreciation and depletion, offset by a decrease in exploration expenses.

Lease operating expenses increased three percent to $919,000 in the third quarter of 1998 compared with $890,000 for the same period in 1997 due to an increase in natural gas production. On a Mcfe basis, lease operating expenses decreased to $0.46 cents in the third quarter of 1998 from $0.48 cents in 1997. For the first nine months of 1998, lease operating expenses increased to $2.7 million from $2.5 million for the comparable 1997 period. On a Mcfe basis, lease operating expenses increased to $0.45 cents for the first nine months of 1998 from $0.43 cents in 1997. This slight increase was due to higher repair and maintenance costs related to the spring floods and increases in compressor rentals in various fields.

Exploration expenses decreased to $197,000 and $292,000 for the three and nine months ended September 30, 1998 from $350,000 and $584,000 for the same periods in 1997. These decreases related to the absence of dry hole costs and other preliminary field costs incurred by the Company in the 1997 periods.

Taxes other than income increased 53 percent to $567,000 in the third quarter of 1998 compared with $371,000 in the same period of 1997. The difference is attributable to increased severance taxes generated by higher natural gas revenues and a significant ad valorem increase relating to the Company's West Virginia properties. For the nine months ended September 30, 1998, taxes other than income increased 5 percent, or $79,000, from the comparable 1997 amount. This increase was a result of the aforementioned severance tax and ad valorem tax increases, offset by a reduction in ad valorem taxes from the sale of certain reserves in late 1997.

Depreciation and depletion increased to $1.5 million and $4.7 million for the third quarter and first nine months of 1998 from $1.4 million and $4.2 million for the same periods in 1997. The contributing factors are increased natural gas production and higher depletion rates in certain fields due to changes in reserve estimates at December 31, 1997.

Coal

Operating income for the coal segment was $8.1 million for the nine months of 1998 and $8.2 million for the comparable period of 1997. The coal segment's operational and financial data for the 1998 and 1997 third quarter and nine month period is summarized in the following tables:

                                          Operations Summary
                                         ---------------------
                                              Three Months
                                           Ended September 30,
                                         ---------------------
                                           1998        1997
                                         -------      -------
Production
Coal tons (000's)                          1,288      1,351
Timber (Mbf)                               1,669      2,436

Average Realized Prices
Coal royalties ($/ton)                    $ 2.06     $ 2.12
Timber ($/Mbf)                               177        204

Average Costs (per ton)
Lease operating                           $ 0.03     $ 0.08
Exploration expenses                        0.15       0.09
Taxes other than on income                  0.09       0.05
General and administrative                  0.29       0.30
Depreciation, depletion and amortization    0.11       0.09
                                          ------     ------
Total costs                               $ 0.67     $ 0.61

                                              Nine Months
                                           Ended September 30,
                                         ---------------------
                                           1998        1997
                                         -------      -------
Production
Coal tons (000's)                        3,855         3,989
Timber (Mbf)                             5,776         5,937

Average Realized Prices
Coal royalties ($/ton)                  $ 2.22        $ 2.16
Timber ($/Mbf)                             183           209

Average Costs (per ton)
Lease operating                         $ 0.03        $ 0.07
Exploration expenses                      0.09          0.06
Taxes other than on income                0.08          0.03
General and administrative                0.37          0.29
Depreciation, depletion and amortization  0.11          0.10
                                        ------        ------
     Total costs                        $ 0.68        $ 0.55

                                            Financial Summary
                                         -----------------------
                                              Three Months
                                           Ended September 30,
                                         ---------------------
                                           1998        1997
                                         -------      -------
                                         (Dollars in thousands)
Revenues:
Coal royalties                           $ 2,659     $ 2,859
Timber sales                                 327         539
Gain on sale of property                      43          23
Other income                                 857          36
                                          ------      ------
Total revenues                             3,886       3,457
                                          ------      ------

Expenses:
Operating expenses                       $    34      $  112
Exploration expenses                         190         121
Taxes other than income                      114          61
General and administrative                   382         400
Loss on sale of property                       -           -
Depreciation and depletion                   144         123
                                          ------      ------
Total expenses                               864         817
                                          ------      ------

Operating Income                         $ 3,022     $ 2,640
                                         =======     =======

                                              Nine Months
                                           Ended September 30,
                                         ---------------------
                                           1998        1997
                                         -------      -------
                                         (Dollars in thousands)
Revenues:
Coal royalties                           $ 8,560       $ 8,598
Timber sales                               1,154         1,349
Gain on sale of property                      43            42
Other income                               1,045           390
                                         -------        ------
     Total revenues                       10,802        10,379

Expenses:
Operating expenses                       $   123       $   260
Exploration expenses                         359           227
Taxes other than income                      319           123
General and administrative                 1,415         1,141
Loss on sale of property                       1             1
Depreciation and depletion                   437           383
                                          ------        ------
     Total expenses                        2,654         2,135
                                          ------        ------

Operating Income                         $ 8,148       $ 8,244
                                         =======       =======

Results of Operations - Coal Segment.

Revenues. Revenues increased 11 percent to $3.9 million in the third quarter of 1998 and four percent to $10.8 million for the first nine months of 1998, as compared with $3.5 million and $10.4 million for the same periods in 1997.

Coal royalties decreased $200,000, or seven percent, in the third quarter of 1998 and $38,000 for the first nine months of 1998, compared with the same periods in 1997. These decreases are primarily attributable to a slight decline in coal production related to conflicts incurred by three of the Company's lessees. The average realization per ton for the first nine months of 1998 increased to $2.22 from the comparable 1997 amount of $2.16.

Timber sales decreased $212,000, or 39 percent, in the third quarter of 1998 and $195,000, or 14 percent, for the first nine months of 1998, compared with the same periods in 1997.
Volume sold decreased from 2,436 thousand board feet (Mbf) in the third quarter of 1997 to 1,669 Mbf in the third quarter of 1998 primarily due to timber harvested from the Company's Bull Creek property during the third quarter of 1997. Additionally, the average realized price declined from $204 Mbf and $209 Mbf for the three and nine months ended September 30, 1997, respectively, to $177 Mbf and $183 Mbf for the comparable periods in 1998. An alteration in the method of selling timber resulted in decreases in the average price per Mbf. In 1997, the Company contracted the harvesting of a portion of its timber and negotiated the sale of this timber directly with the purchaser. Throughout the majority of 1998, the Company has concentrated on selling its timber by parcels which allows substantial operating costs to be incurred by the purchaser; thus, reducing the price received, on a Mbf basis.

Other income increased $821,000 in the third quarter of 1998 and $655,000 for the first nine months of 1998, as compared with the same periods in 1997. These increases were due to a $759,000 receipt for a power line relocation in September 1998. The Company, from time to time, receives restitution for circumstances that inhibit mining reserves in a certain location.

Expenses. Expenses increased six percent to $864,000 in the third quarter of 1998 and 29 percent to $2.7 million for the first nine months of 1998, compared with $817,000 and $2.1 million for the same periods in 1997 primarily due to increases in taxes other than income and general and administrative expenses, offset by a decrease in operating expenses.

Operating expenses decreased to $34,000 and $123,000 for the three and nine months ended September 30, 1998, from $112,000 and $260,000 for the same periods in 1997. These decreases are a result of the aforementioned change in the method of selling timber.

Taxes other than income increased to $114,000 and $319,000 for the three and nine month periods ended September 30, 1998 from $61,000 and $123,000 for the comparable periods in 1997. These increases result from downward property tax adjustments recorded in 1997.

General and administrative expenses decreased five percent to $382,000 in the third quarter of 1998 and increased 27 percent to $1.4 million for the first nine months of 1998, compared with $400,000 and $1.1 million for the same periods in 1997. While the third quarter remained constant, the first nine months of 1998 increased as a result of personnel additions related to the opening of a satellite office in Charleston, West Virginia during the last half of 1997. Furthermore, unexpected legal costs were incurred during the first half of 1998 to protect the Company's interests relating to a lease termination by a lessee and another lessee's bankruptcy.

Capital Resources and Liquidity.


Net Cash Provided by Operating Activities.

Funding for the Company's business activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $19.8 million in the first nine months of 1998 compared with $15.4 million in the first nine months of 1997. The Company's consolidated cash balance increased from $0.8 million at the end of 1997 to $1.8 million at September 30, 1998 while consolidated borrowings decreased from $33.9 million to $32.4 million for the same periods, respectively.

The Company, from time to time, uses various contracts to mitigate the volatility of price changes on commodities the Company produces and sells as well as to lock in prices to protect the economics related to certain capital projects. Currently, the Company has four fixed-price term agreements for a portion of its natural gas production. The Company has sold approximately 8,900 net Mcf per day at a weighted average price in excess of $2.80 per Mcf for the majority of 1998. These physical sales cover various periods with termination dates of October 1998 and December 1998. Additionally, the Company has two natural gas derivative transactions. The financial instruments executed provide a price floor to limit downside price risk and a market participation price that allows the Company to receive the benefit of a price upturn. One financial transaction is for 5,000 MMBtu per day with a floor of approximately $2.10 per MMBtu and market re-opener at $2.48 per MMBtu with a term from May 1997 through October 1999. The second transaction is for 5,000 MMBtu per day with a floor of approximately $2.10 per MMBtu and market re-opener at $2.35 per MMBtu with a term from November 1997 through October 1999.

The Company recovered the lease on its Bull Creek property from the lessee who is in bankruptcy proceedings. Subsequently, the Company re-entered into a lease agreement for a portion of the Bull Creek reserves. Anticipated production of Bull Creek reserves under this lease is expected to commence by the second quarter of 1999.

Net Cash Used in Investing Activities.

Net cash used in investing activities totaled $12.6 million and $13.8 million for the first nine months of 1998 and 1997, respectively. In the first nine months of 1998, capital expenditures totaled $14.7 million compared with $17.8 million in the first nine months of 1997. Acquisitions and oil and gas development activities were the primary uses of funds. The capital expenditures, including acquisitions, made by the Company for the first nine months of 1998 and 1997 are as follows:

                                            Nine Months
                                          Ended September 30,
                                      --------------------------
                                       1998               1997
                                      -------           --------
                                            (in thousands)
Oil and Gas
   Acquisitions                       $ 3,356          $    253
   Development                          6,704             6,304
   Exploration                            412             2,171
   Support equipment                      172                98
Coal
   Acquisitions                         3,123             8,954
   Support equipment and facilities       887                21
Other                                      12                 7
                                     --------          --------
     Total capital expenditures      $ 14,666          $ 17,808

In the oil and gas segment, the Company had capital expenditures totaling $10.6 million in the first nine months of 1998. The Company has successfully completed several acquisitions, which included a $2.3 million acquisition in September 1998 of additional interests in various producing properties in West Virginia. Additionally, the Company drilled 49 gross (35.9 net) development wells and four gross (1.6 net) exploratory wells in the first nine months of 1998. The Company expects to drill approximately 50 net wells in 1998, with approximately 10 wells in exploratory areas.

In the first nine months of 1998, the Company successfully completed a $2.9 million repurchase of coal reserves previously sold to an operator under an installment sale.

The Company also holds an investment in Norfolk Southern common stock which had an unrealized holding gain of approximately $93.3 million at September 30, 1998.

Net Cash Used in Financing Activities.

Net cash used in financing activities totaled $6.2 million and $2.4 million for the first nine months of 1998 and 1997, respectively. Net cash used in financing activities was primarily used to fund the payment of $5.6 million in dividends in 1998.

The Company has a $75 million unsecured revolving credit facility (the "Revolver") with a final maturity of August 2000. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation requirements among other restrictions. The outstanding balance on the Revolver was $31.5 million at September 30, 1998 and $31.0 million at December 31, 1997.

Other Issues

Information Systems for the Year 2000

     The Company is investigating the extent to which its currently installed information technology and non-information technology systems, and those of third parties with whom the Company conducts business, will be affected by what is commonly known as the "Year 2000" problem. The Company has reviewed its Year 2000 issues and expects to complete its modifications by July 1999. Additionally, the Company in the process of receiving written assurances from the majority of its providers as to their progress in addressing Year 2000 issues.

     The Company estimates that costs incident to Year 2000 compliance will not exceed $100,000, of which, less than $1,000 has been incurred through September 30, 1999. Based on information known at this time, the Company does not believe that Year 2000 compliance will have a material adverse effect on the its financial condition, operations or cash flows. No assurance can be given, however, that all of the Company's systems or those of third parties with whom the Company conducts business will be Year 2000 compliant, that compliance costs will not exceed expected amounts or that the impact of any failure by the Company or any such third party to achieve Year 2000 compliance will not have a material adverse effect on the Company. Once the effects of Year 2000 have been fully assessed, the Company intends to develop and complete a contingency plan by September 1999 in order to address significant risks and uncertainties.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

        (27)     Financial Data Schedule, filed herewith.

(b)     Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended
September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       PENN VIRGINIA CORPORATION



Date:  November 13, 1998    By:  /s/ Steven W. Tholen
       -----------------         --------------------------------
                                 Steven W. Tholen, Vice President
                                 and Chief Financial Officer




Date:  November 13, 1998     By:  /s/ Ann N. Horton
       -----------------         --------------------------------
                                 Ann N. Horton, Controller
                                 and Principal Accounting Officer


                    PENN VIRGINIA CORPORATION

                              INDEX
                                                            PAGE
PART I     Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for               1
the three and six months ended June 30, 1998 and 1997

Condensed Consolidated Balance Sheets as of                   2
June 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Cash Flows               4
for the three and six months ended June 30, 1998 and 1997

Notes to Condensed Consolidated Financial Statements          5

Item 2.     Management's Discussion and Analysis of           7
            Financial Condition and Results of Operations


PART II     Other Information

Item 5.     Shareholder Proposals                            14

Item 6.     Exhibits and Reports on Form 8-K                 14