Form 10-K
period 1998-12-31
PENN VIRGINIA CORP
filed 1999-03-25
CIK 77159

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-K

 __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1998

                                   or

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-753
                    __________________________________

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

        Title of Each Class             Name of Exchange on which registered
        ___________________             ____________________________________

   Common Stock, $6.25 Par Value              New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__      No______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    _____________

   The aggregate market value of the voting stock held by non-affiliates of the Corporation at March 5, 1999 was $141,754,832, based on the closing price of $16.9375 per share. As of that date, 8,369,289 shares of common stock were issued and outstanding. The number of shareholders of record of the registrant was 847 as of March 5, 1999.
                     _____________________________
                  DOCUMENTS INCORPORATED BY REFERENCE:
                                                        Part Into
                                                    Which Incorporated
                                                    ------------------
(1) Proxy Statement for Stockholder Meeting on           Part III
    May 4, 1999

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

   Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in the Appalachian Basin. Its oil and gas operations are concentrated in western Virginia, southern West Virginia and eastern Kentucky. The Company had proved reserves of 341,000 barrels of oil and condensate and
163.9 billion cubic feet of natural gas at December 31, 1998.

   The Company owned mineral rights to 384.7 million tons of recoverable coal reserves located in Virginia, West Virginia and Kentucky at December 31, 1998. Its coal reserves include both surface and underground mineable seams. The reserves are generally high quality, low-sulfur bituminous coal and are leased to various operators.

Financial Information

   The Company operates in two primary business segments: (1) oil and gas and
(2) coal and land. Financial information concerning the Company's business segments can be found in Note 14 (Segment Information) of the Notes to the Consolidated Financial Statements of Penn Virginia Corporation which is included in this report.

Oil and Gas

Overview

   Penn Virginia's oil and gas properties are concentrated in western Virginia, southern West Virginia and eastern Kentucky. At December 31, 1998, the Company had 165.9 Bcfe of proved reserves (163.9 Bcf of natural gas) including 151.0 Bcfe of working interests and 14.9 Bcfe of royalty interests.

Oil and Gas Production

   During 1998, 30,000 barrels of oil and condensate and 8.1 Bcf of natural gas, net to the Company's interest, were produced compared with 38,000 barrels and 7.8 Bcf in 1997. Prices received by the Company were $11.17 and $17.39 per barrel and $2.54 and $2.81 per Mcf for oil and gas in 1998 and 1997, respectively.

Exploration and Development

   The Company drilled 49.6 net wells in 1998 of which 40.0 were development and 9.6 were exploratory. A total of 3.5 net wells were dry holes and 1.0 net exploratory well was being evaluated and tested at year-end. The successful wells drilled in 1998, including five wells under evaluation at December 31, 1997, contain 14.3 Bcfe of proved reserves.

Transportation

   The Company transports its natural gas to market on various gathering, transmission and pipeline systems owned primarily by third parties. The Company's natural gas is gathered principally by Consolidated Natural Gas "CNG" and Columbia Natural Resources "CNR". Penn Virginia completed a by-pass pipeline in 1998 that reduced the amount of gas gathered by the two primary providers to 37 percent from 45 percent in 1997. Interruptible gathering rates have increased in recent years as pipelines have implemented the mandatory unbundling of gathering services (Federal Energy Regulatory Commission Order 636) from other transportation services. CNG's interruptible gathering rates will increase from 15.4 cents to 19.4 cents per MMbtu effective for 1999. CNR's interruptible gathering rates will increase from 26 cents to 27 cents per MMbtu effective February 1, 1999.

   Penn Virginia's natural gas production is transported to market primarily on two major transmission systems. Columbia Gas Transmission and CNG Transmission transport 63 percent and 31 percent, respectively, of the Company's natural gas production. Production could be adversely affected by shutdowns of the pipelines for maintenance or replacement as pipeline flexibility is limited.

Marketing

   Penn Virginia sold its natural gas using the spot market, commodity derivative contracts and fixed price physical contracts in 1998. From time to time, the Company enters into commodity derivative contracts or fixed price physical contracts to mitigate the risk associated with the volatility of natural gas prices. In April 1997, Penn Virginia executed a contract for a participating forward swap for 5,000 Mmbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.48 per MMbtu for the period of May 1997 through October 1999. In September 1997, the Company completed a second participating forward swap for an additional 5,000 Mmbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.35 per MMbtu for the period of November 1997 through October 1999. Penn Virginia may use additional contracts to reduce the risk of price fluctuations in 1999 and beyond. For additional information, see "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations " Oil and Gas."


Coal and Land Operations

Overview

   Penn Virginia owned 135,000 acres of coal and timber bearing land in Virginia, West Virginia and Kentucky at December 31, 1998.

   Coal is mined by several operators according to long-term lease agreements which generally require royalty payments to Penn Virginia based on a minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the coal's selling price.

   The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. The Company owns 203 million board feet of standing saw timber.

Coal Production

   Several operators mined 5.3 million tons of coal from Penn Virginia's properties in 1998 and paid an average royalty rate of $2.19 per ton compared with 5.4 million tons mined in 1997 at an average royalty rate of $2.14 per ton.

   West Virginia

   At December 31, 1998, the Company's recoverable coal reserves in West Virginia were estimated at 91 million tons which produced 0.8 million royalty tons during 1998. At December 31, 1998, the Company had seven lessees, among five separate operators, which were actively mining. The Company added a satellite office in Charleston, West Virginia in late 1997 to increase lessee participation and search for additional acquisition opportunities.

   In 1998, Penn Virginia purchased 4,480 acres of coal and timber property for $3.3 million. The acquired property contains 9.9 million tons of high quality metallurgical coal reserves and is contiguous to other properties the Company owns.

   Virginia

   At December 31, 1998, the Company's recoverable coal reserves in Virginia were estimated at 294 million tons. During 1998, operators mined 4.5 million tons of coal in Virginia and paid an average royalty rate of $2.12 per ton, compared with 4.1 million tons of coal in 1997 at an average royalty rate of $2.12 per ton. At December 31, 1998, the Company's Virginia properties had 17 operators actively mining a total of 24 separate lease locations.

   In 1998, the Company acquired 5.0 million tons of coal reserves for $3.0 million in a noncash transaction involving the cancellation of a long-term note receivable.

Timber Production

   The Company sold 8.0 million board feet in 1998 for an average price of $198 per Mbf, compared with 7.9 million board feet at an average price of $206 per Mbf in 1997. The Company's timber resources are managed primarily on a sustained yield basis using various regeneration and intermediate stand improvement techniques. The sustained yield essentially allows for the harvest of an amount equal to the annual growth of timber within the stand. Timber is also harvested in advance of mining to prevent loss of the resource. Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, where Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product.

Investments

   The Company holds equity investments, primarily in Norfolk Southern Corporation. In the third quarter of 1997, Norfolk Southern Corporation declared a three for one stock split and the shares held by the Company increased from 1,102,400 shares to 3,307,200 shares. The Company received dividends of $2.6 million in 1998 and 1997 associated with its equity holdings in Norfolk Southern Corporation.

   In the first quarter of 1997, the Company sold 750,000 shares of Westmoreland Coal Company (Westmoreland) stock. The sale had no significant effect on 1997 earnings as the Company recorded an impairment of its investment in Westmoreland stock in 1996.

   The fair value of the Company's equity portfolio at December 31, 1998 was $104.8 million compared with $100.9 million at December 31, 1997. See Note 3 (Investments and Other Income) of the Notes to the Consolidated Financial Statements for additional information.

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

Exploratory Drilling

   Both development and exploratory drilling involve risks. However, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company anticipates the number of exploratory prospects drilled in the short- and long-term may increase, compared with historical amounts. Consequently, it is likely that the Company will experience increased levels of exploration expense in 1999 and beyond.

Transportation

   Penn Virginia's natural gas production is transported to market primarily on two major transmission systems. Columbia Gas Transmission and CNG Transmission transport 63 percent and 31 percent, respectively, of the Company's natural gas production. Production can be adversely affected by shutdowns of the pipelines for maintenance or replacement, as pipeline flexibility is limited.

Coal and Land

Operating Risks

   Penn Virginia's coal royalty stream is impacted by several factors, which the Company generally cannot control. The number of tons mined annually is determined by an operator's mining efficiency, labor availability, geologic conditions, financial stability, ability to market coal and ability to arrange reliable transportation to the end-user. Coal emissions are regulated by various federal and state agencies which affect the quality of coal that can be burned within compliance guidelines.

Investments

   The value of the Company's investment portfolio is subject to market price fluctuations.

Employees

   Penn Virginia had 63 employees at December 31, 1998. The Company considers its relations with its employees to be good.

Executive Officers of the Company

   Below is a list of executive officers of the Company including their ages and positions held. Each officer is elected annually by the Board of Directors and serves at the pleasure of the Board of Directors.

                                                                      Office
   NAME             Age                Office                       Held Since
------------------------------------------------------------------------------
A. James Dearlove   51   President and Chief Executive Officer         1996

Steven W. Tholen    48   Vice President and Chief Financial Officer    1995

Keith D. Horton     45   Vice President, Eastern Operations            1996

James O. Idiaquez   51   Vice President, Corporate Development         1998

Nancy M. Snyder     46   Corporate Secretary and General Counsel       1997

Ann N. Horton       40   Principal Accounting Officer and Controller   1995

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

      Keith D. Horton - Mr. Horton was elected Vice President, Eastern Operations in February 1999 and has served as an executive officer for the Company since 1996. He also serves as President of the Company's coal and land management subsidiary. He has served in various capacities with the Company since 1981. Mr. Horton serves as Chairman of the Central Appalachian Section of the Society of Mining Engineers. He also serves as a director of the Virginia Mining Association, Powell River Project and the Virginia Coal Council.

   James O. Idiaquez - Mr. Idiaquez has served as Vice President, Corporate Development for the Company since October 1998. From 1978 to 1998, Mr. Idiaquez served in various management capacities, including corporate planning and acquisitions and divestitures, with Burlington Resources, Inc. and The Louisiana Land & Exploration Company.

   Nancy M. Snyder - Ms. Snyder has served as Corporate Secretary and General Counsel since joining the Company in 1997. Previously, Ms. Snyder was in private and firm practices in the areas of general corporate and securities law.

   Ann N. Horton - Mrs. Horton has served as Principal Accounting Officer and Controller of the Company since 1995. She has served in various capacities with the Company and its Subsidiaries since 1981.

   The following terms have the meanings indicated below when used in this report.

Bbl        - means a standard barrel of 42 U.S. gallons liquid volume.
Bcf        - means one billion cubic feet
Bcfe       - means one billion cubic feet equivalent with one barrel of oil or condensate converted to six thousand cubic feet of natural gas based on the estimated relative energy content
Gross      - acre or well means an acre or well in which a working interest is owned
Mbbl       - means one thousand barrels
Mbf        - means one thousand board feet
Mcf        - means one thousand cubic feet
MMbtu      - means one million British thermal units
MMcf       - means one million cubic feet
Net        - acres or wells is determined by multiplying  the  gross acres or wells by  the working  interest in those gross acres or wells
Proved
Reserves   - means those estimated quantities of crude oil, condensate and
             natural gas that geological and   engineering data demonstrate
             with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions

ITEM 2 - PROPERTIES

Facilities

   Penn Virginia Corporation is headquartered in Radnor, Pennsylvania with additional offices in Duffield, Virginia; Charleston, West Virginia; Kingsport, Tennessee; and Houston, Texas. The Company believes their leased properties are adequate for current needs.

Title to Properties

   Penn Virginia believes it has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas and coal industries. As is customary in the oil and gas industry, the Company makes only a cursory review of title to farmout acreage and to undeveloped oil and gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect defects, Penn Virginia cures such title defects. If the Company was unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on a property, the Company could suffer a loss of its investment in the property. Penn Virginia has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing oil and gas leases, the Company obtains title opinions on all material leases. Penn Virginia's oil and gas properties are subject to customary royalty interests, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties.

Oil and Gas

Production and Pricing

   The following table sets forth production, sales prices and production costs with respect to the Company's properties for the years ended December
31, 1998, 1997 and 1996.
                                                       1998     1997    1996
                                                       ------   -----   -----
Production
   Oil and condensate (Mbbls)                              30      38      47
   Natural gas (MMcf)                                   8,056   7,755   7,483

Average sales price
   Oil and condensate ($/Bbl)                           $11.17  $17.39  $18.43
   Natural gas ($/Mcf)                                    2.54    2.81    2.84

Production cost
   Operating cost per Mcfe                              $ 0.46  $ 0.42  $ 0.39
   Production taxes per Mcfe                              0.28    0.26    0.26
                                                         -----  ------  ------

   Total production cost per Mcfe                       $ 0.74  $ 0.68  $ 0.65

Hedging Summary
Natural gas prices ($/Mcf):
   Actual price received for production                 $ 2.61  $ 2.87  $ 2.82
   Effect of hedging activities                           (.07)   (.06)      -
                                                         -----  ------  ------
   Average price                                        $ 2.54  $ 2.81  $ 2.82


Proved Reserves

   Penn Virginia had proved reserves of 341,000 barrels of crude oil and condensate and 163.9 Bcf of natural gas at December 31, 1998. The present value of the estimated future cash flows discounted at 10 percent (Pre-tax SEC
PV10 Value) at December 31, 1998 was $81 million.  At December 31, 1998, the
Company had 263 gross (141 net) proved undeveloped drilling locations.


                                                         Natural     Pre-tax
                                   Oil and     Natural     Gas       SEC PV10
                                  Condensate     Gas    Equivalents   Value
                                   (Mbbls)      (Bcf)     (Bcfe)      ($MM)
                                  ----------  --------  -----------  ---------
1998
   Developed                      313         118       120          $ 73
   Undeveloped                     28          46        46             8
                                  ---------------------------------------
   Total                          341         164       166          $ 81

1997
   Developed                      364         110       112          $110
   Undeveloped                     60          61        61            31
                                  ---------------------------------------
   Total                          424         172       173          $141

1996
   Developed                      390         105       107          $137
   Undeveloped                     64          70        71            49
                                  ---------------------------------------
   Total                          454         175       178          $186

   The standardized measure of discounted future net cash flows, which represents the present value of future net revenues after income taxes discounted at ten percent, was $76 million, $119 million and $153 million at December 31, 1998, 1997 and 1996, respectively. The weighted average prices used to determine proved reserves at December 31, 1998, 1997 and 1996 were ($/Bbl) $9.70, $15.50 and $23.25, respectively for oil and condensate and ($/Mcf) $2.14, $3.11 and $3.74, respectively for natural gas.

   In accordance with the Securities and Exchange Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the pre-tax SEC PV10 value thereof are made using oil and natural gas sales prices in effect at the dates of such estimates. The prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Net proved oil and gas reserves at December 31, 1998 and 1997, were estimated by Wright and Company, Inc. of Brentwood, Tennessee. Net proved oil and gas reserves as of December 31, 1996 were estimated by the Company's engineers and reviewed by Williamson Petroleum Consultants, Inc. of Houston, Texas. Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Item 7 - Management's Discussion and Analysis."

      Proved reserves are the estimated quantities of natural gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount of timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. Therefore, the pre-tax SEC PV10 value amounts shown above should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. The information set forth in the foregoing tables includes revisions of certain volumetric reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of a decrease (or increase) in the projected economic life of such properties resulting from changes in production prices.

Acreage

   The following table sets forth the Company's developed and undeveloped acreage at December 31, 1998. The Company's acreage is concentrated in the Appalachia Basin, specifically western Virginia, southern West Virginia and eastern Kentucky.

                                   Gross Acreage   Net Acreage
                                   -------------   -----------
                                         (in thousands)

Developed                              312            160
Undeveloped                            190             94
                                       ------------------
   Total                               502            254

Gross Wells Drilled

   The following table sets forth the gross number of exploratory and development wells drilled during the last three years. The number of wells drilled means the number of wells spud at any time during the respective year.
Productive wells means either wells which were producing or which were capable of commercial production.

                                         1998   1997   1996
                                         ------------------
Exploratory
   Productive                              15     31     10
   Dry                                      1      3      4
      Under Evaluation                      2      2      -
                                         ------------------
   Total                                   18     36     14

                                          1998   1997   1996
                                          ------------------
Development
   Productive                               56     53     50
   Dry                                       3      1      1
                                          ------------------
   Total                                    59     54     51

   Of the 12 gross wells under evaluation at the end of 1997, 10 were productive and two remain under evaluation.


Net Wells Drilled

   The following table sets forth the number of net exploratory and development wells. Net wells equal the number of gross wells multiplied by Penn Virginia's working interest in each of the gross wells.

                                        1998   1997   1996
                                        -------------------
Exploratory
   Productive                            8.1    16.0    7.1
   Dry                                   0.5     2.0    3.1
      Under Evaluation                   1.0     1.0      -
                                       --------------------
   Total                                 9.6    19.0   10.2

                                        1998   1997   1996
                                        -------------------
Development
   Productive                           37.0   42.0   37.3
   Dry                                   3.0    1.0    1.0
                                       --------------------
   Total                                40.0   43.0   38.3


   Of the 6.0 net wells under evaluation at the end of 1997, 5.0 were productive and 1.0 remains under evaluation.

Productive Wells

   The number of productive oil and gas wells in which Penn Virginia had an interest at December 31, 1998 is set forth below. Productive wells are producing wells or wells capable of commercial production.


          Operated Wells     Non-Operated Wells          Total
          --------------     ------------------     ---------------
          Gross      Net     Gross          Net     Gross       Net
          ------     ----    ------        ------  ------       ---
                                                                <C.
Oil          8         8        7             2       15         10
Gas        710       604      395            59    1,105        663
          -----      ----    ------        -----   ------       ---
Total      718       612      402            61    1,120        673


Coal and Land

   Penn Virginia's coal reserves and timber assets at December 31, 1998 covered 135,000 acres, including fee acreage, in Virginia, West Virginia and Kentucky. The coal reserves are in various surface and underground seams.

   Penn Virginia's recoverable coal reserves are estimated at 385 million tons as of December 31, 1998. Recoverable coal reserves mean coal that is economically mineable using existing equipment and methods under federal and state laws now in effect. Reserve estimates are adjusted annually for production, unmineable areas, acquisitions and sales of coal in place. The majority of the Company's reserves are high in energy content, low in sulfur and suitable for either the steam or metallurgical markets.

   The amount of coal a lessee can profitably mine at any given time is subject to several factors and may be substantially different from "recoverable reserves." Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

   The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar, and black cherry. At December 31, 1998, the Company owned 203 million board feet of standing saw timber.

Coal Reserves

   The following table sets forth the coal reserves that are owned by the
Company. The reserves are estimated internally by the Company's engineers.
                                     1998     1997     1996
                                     -----------------------
                                         (in millions)
Beginning of year                    379.8    357.6    227.1
   Production                         (5.3)    (5.4)    (3.4)
   Additions, deletions, revisions    10.2     27.6    133.9
                                     -----------------------
   End of year                       384.7    379.8    357.6


ITEM 3 - LEGAL PROCEEDINGS

   The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Common Stock Market Prices And Dividends

High and low stock prices and dividends for the last two years were:
                             1998                         1997<F1>
                  --------------------------   -----------------------------
                    Sales Price       Cash        Sales Price        Cash
                  ----------------  Dividends   ---------------    Dividends
                  High      Low       Paid      High     Low         Paid
----------------------------------------------------------------------------
Quarter Ended:
March 31          $29-1/4   $26-7/8  $0.225     $23-3/8  $21-1/2    $0.225
June 30           $30       $25-7/8  $0.225     $25-5/8  $20-3/8    $0.225
September 30      $26-11/32 $21-1/8  $0.225     $31      $23-7/8    $0.225
December 31       $23-1/2   $18-3/8  $0.225     $30-3/4  $26-15/16  $0.225

<F1>  Stock market prices and dividends for 1997 have been restated to reflect the two-for-one split of the Company's common stock effective August 15, 1997.

The Company's common stock is traded on the New York Stock Exchange under the symbol PVA. Prior to September 1997, the Company's common stock was traded on the NASDAQ under the symbol PVIR.


ITEM 6 - SELECTED FINANCIAL DATA



Five Year Selected Financial Data

Year Ended December 31,                       1998       1997<Fa>     1996<Fa>
                                              --------------------------------
                                          (in thousands except per share data)
Revenues                                      $ 38,255    $ 41,404    $ 34,133
Operating income                                10,266      18,719      13,212
Net income                                    $  9,591    $ 16,018    $ 13,040

Per common share:
Net income, basic <Fb>                        $   1.15    $   1.93    $   1.51
Net income, diluted <Fb>                          1.13        1.88        1.50
Dividends paid                                $   0.90    $   0.90    $   0.90
Weighted average shares outstanding              8,310       8,302       8,694

Total assets                                  $256,931    $247,230    $229,514

Long-term debt                                $ 37,967    $ 31,903    $ 21,233

Stockholders' equity                          $170,259    $163,704    $160,211


Year Ended December 31,                       1995(<Fa>  1994<Fa>
                                        (in thousands except per share data)
Revenues                                      $ 38,890   $ 33,711
Operating income                                 5,855     10,712
Net income                                    $ 10,084   $ 13,501

Per common share:
Net income, basic <Fb>                        $   1.18   $   1.58
Net income, diluted <Fb>                          1.18       1.58
Dividends paid                                $   0.90   $   1.00
Weighted average shares outstanding              8,538      8,560

Total assets                                  $206,001   $199,259

Long-term debt                                $ 12,700   $  9,250

Stockholders' equity                          $147,357   $137,446

<Fa> All weighted average share and per share data have been restated to reflect the two-for-one split of the Company's common stock in August
     1997.
<Fb> Earnings per share data have been restated for all periods presented to give effect for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share."


SUMMARIZED QUARTERLY FINANCIAL DATA


Quarterly financial data for 1998 and 1997 were as follows:

                                                    1998
                                                   ------
                                                Quarters Ended
                                               ---------------
                                     (in thousands, except per share data)

                                     Mar.31   June 30   Sept.30   Dec. 31<Fd>

Revenues                            $9,064    $9,978    $9,798    $9,415
Operating
 Income (loss)                       3,760     4,266     4,335    (2,095)
Net income (loss)                   $3,152    $3,666    $3,442    $ (669)
Net income
 per share,
 basic <Fb> <Fc>                    $ 0.38    $ 0.44    $ 0.41    $(0.08)
Net income
 per share,
 diluted <Fb> <Fc>                  $ 0.37    $ 0.43    $ 0.41    $(0.08)
Weighted average
 shares outstanding                  8,278     8,291     8,308     8,354


Quarterly financial data for 1998 and 1997 were as follows:

                                                 1997<Fa>
                                               Quarters Ended
                                    (in thousands, except per share data)
                                   Mar. 31   June 30    Sept. 30   Dec. 31
Revenues                          $10,250    $9,413    $8,754    $12,987
Operating
 Income (loss)                      5,470     3,786     3,564      5,899
Net income (loss)                 $ 4,726    $3,145    $3,089    $ 5,058
Net income
 per share,
 basic <Fb> <Fc>                  $  0.55    $ 0.38    $ 0.36    $  0.61
Net income
 per share,
 diluted <Fb> <Fc>                $  0.55    $ 0.37    $ 0.35    $  0.59
Weighted average
 shares outstanding                 8,620     8,270     8,274      8,274

<Fa>  All weighted average share and per share data have been restated to reflect the two-for-one split of the Company's common stock in August
      1997.
<Fb>  The sum of the quarters may not equal the total of the respective years net income per share due to changes in the weighted average shares outstanding throughout the year.
<Fc>  Earnings per share data have been restated for all periods presented to give effect for the adoption of SFAS No. 128 "Earnings Per Share."
<Fd>  Operating income for fourth quarter of 1998 included a noncash charge relating to impairments of certain oil and gas properties of $4.6 million ($3.7 million after tax) primarily due to a decline in commodity prices and a restructuring charge of $0.6 million ($0.4 million after tax).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following review of operations and financial condition of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

   Penn Virginia's net income for 1998 was $9.6 million with operating income of $10.3 million. The comparable 1997 results were net income of $16.0 million and operating income of $18.7 million. The Company's 1998 financial performance was adversely impacted by a noncash charge relating to impairments of certain oil and gas properties of $4.6 million ($3.7 million after tax) primarily due to a decline in commodity prices and a restructuring charge of $0.6 million ($0.4 million after tax). Additionally, a $2.0 million gain on the sale of oil and gas properties was included in 1997 revenues.

   During 1998, Penn Virginia took steps to strengthen its competitive posture which included streamlining management, opening an office in Houston, Texas, and increasing its asset base. These improvements coupled with the Company's strong financial position could provide numerous opportunities.

   Historically, Penn Virginia has focused most of its operations in the eastern United States and particularly in Appalachia. However, the Company believes continued growth opportunities, especially in oil and natural gas, will be enhanced by a presence outside the Appalachian Basin. In the fourth quarter of 1998, the Company opened a regional office in Houston, Texas for the purpose of establishing a meaningful, non-Appalachian presence in oil and natural gas.

   The Company continued its aggressive drilling program in 1998 by drilling 77 gross (49.6 net) wells. The successful wells, including wells under evaluation at the end of 1997, resulted in the addition of 14.3 Bcfe of proved developed producing reserves, replacing 174 percent of 1998 production. In 1998, Penn Virginia produced a record 8.2 Bcfe of oil and natural gas, which was a marginal increase over 1997.

   The Company acquired 4.5 Bcfe of proved oil and natural gas reserves for $3.4 million in 1998. In addition, 14,000 net acres were added to the Company's lease position as part of its program to add additional drilling locations and exploratory opportunities.

   Coal production from the properties owned by Penn Virginia remained relatively constant at 5.3 million tons in 1998, despite production being lost due to a lost sales contract by a lessee, unexpected financial difficulties by a lessee, which have been resolved, and some unusually long permitting delays.
   In 1998, Penn Virginia acquired a strategically important block of high quality, recoverable coal and other assets for $3.0 million. The newly acquired tract is contiguous to the Company's river-based Bull Creek property and the two together are referred to as the Coal River properties.

   Penn Virginia expended $3.2 million in 1998 to build a unit train loadout facility, which is expected to be completed in March 1999. The facility will accommodate 100 rail car unit trains which can be loaded in approximately four hours, thus generating substantial savings for two of the Company's lessees due to increased efficiency. The capability to load large trains rapidly is important to the Company's Virginia lessees in terms of their ability to compete. The Company intends to lease the facility to a third party operator and receive a throughput fee for use of the loadout.

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

   Penn Virginia's long-term oil and gas strategy is to add to its base of proved reserves through a combination of low-risk development drilling, moderate-risk exploratory drilling and property acquisitions. The Company targets acquisition candidates with significant development and exploration opportunities and/or the potential to consolidate operations, reduce operating costs per unit of production as well as accelerate cash flow.

   To facilitate its strategy and based on the current industry environment, the Company opened an office in Houston, Texas during the fourth quarter of 1998 with the primary goal of acquiring oil and gas properties outside the Appalachia Basin. Expanding its oil and gas business outside of Appalachia is part of the Company's long-term plan and recently, quality acquisition opportunities have become available at prices which the Company believes will enable it to execute its value-adding strategy.

   The Houston office is staffed with two experienced oil and gas acquisition professionals. Currently, the Company is searching for acquisitions which have characteristics of being predominately natural gas, stacked pay targets with upside exploration, exploitation and development potential primarily in the onshore Gulf Coast, Arkoma, east Texas and Anadarko basins.

   Penn Virginia's coal and land strategy is to maximize coal production from its properties for the long term by leasing reserves to a diversified mix of quality operators. Timber production is coordinated to facilitate coal mining activities. The Company is continuing to search for beneficial coal and land asset acquisitions.

   Penn Virginia's investment in Norfolk Southern Corporation is considered an important financial asset but not a strategic asset.

Results of Operations

Consolidated Net Income

   Penn Virginia's 1998 net income was $9.6 million, compared with $16.0 million in 1997 and $13.0 million in 1996. Net income for 1998 included a noncash charge relating to impairments of certain oil and gas properties of $4.6 million ($3.7 million after tax) primarily due to a decline in commodity prices and a restructuring charge of $0.6 million ($0.4 million after tax).

   Income before income taxes includes a gain of approximately $2.0 million on the sale of non-strategic oil and gas properties in November 1997.

   Income before income taxes in 1996 includes a $3.3 million loss from the sale of the Company's investment in Westmoreland Coal Company common stock and $0.6 million gain for the settlement of the abrogation of natural gas sales contracts by Columbia Energy Company.

Selected Financial Data
                                                  1998     1997     1996
                                                 ------   ------   ------
                                            (in millions, except share data)
Revenues                                          $ 38.3   $ 41.4   $ 34.1
Operating costs and expenses                        28.0     22.7     20.9
Operating income                                    10.3     18.7     13.2
Net income                                           9.6     16.0     13.0
Earnings per share, basic                            1.15     1.93     1.51
Earnings per share, diluted                          1.13     1.88     1.50

Oil and Gas

   The oil and gas segment explores for, develops and produces crude oil and natural gas in western Virginia, southern West Virginia and eastern Kentucky.
The Company also owns mineral rights to oil and gas reserves.

Selected Financial and Operating Data
                                                  1998      1997      1996
                                               -------------------------------
                                                (in millions, except as noted)
Revenues
   Oil and condensate                           $  0.3      $  0.7    $  0.9
   Natural gas sales                              18.9        20.2      19.3
   Royalty income                                  1.6         1.6       1.1
   Gain on the sale of property                      -         2.0         -
   Other                                           0.3         0.4       1.1
                                                ----------------------------
      Total Revenues                              21.1        24.9      23.1

Expenses
   Lease operating expenses                        3.8         3.4       3.1
   Exploration expenses                            0.5         1.4       0.4
   Taxes other than income                         2.3         2.1       2.0
   General and administrative                      3.2         2.7       2.7
                                                ----------------------------
      Operating Expenses                           9.8         9.6       8.2
   Depreciation, depletion and amortization        6.4         5.9       6.6
   Impairment of properties                        4.6           -         -
                                                ----------------------------
      Total Expenses                              20.8        15.5      14.8
                                                ----------------------------

Operating Income (Loss)                         $  0.3      $  9.4    $  8.3

Production
   Oil and condensate (MBbls)                       30          38        47
   Natural gas (Bcf)                               7.4         7.2       6.8
   Royalty natural gas (Bcf)                       0.6         0.6       0.7

Prices
   Oil and condensate ($/Bbl)                   $ 11.17     $ 17.39   $ 18.43
   Natural gas ($/Mcf)                             2.55        2.81      2.84
   Royalty natural gas ($/Mcf)                     2.45        2.89      2.66

Hedging Summary
 Natural gas prices ($/Mcf):
   Actual price received for production         $  2.61     $  2.87   $  2.82
   Effect of hedging activities                    (.07)       (.06)        -
                                                -----------------------------
   Average price                                $  2.54     $  2.81   $  2.82


   The oil and gas segment had operating income of $0.3 million in 1998 compared with $9.4 million in 1997 and $8.3 million in 1996.

   Revenues. Revenues for the oil and gas segment decreased $3.8 million, or 15 percent, from 1997 to 1998. The change resulted from a 10 percent decrease in average natural gas prices recognized by the Company, offset by a three percent increase in production. Additionally, a $2.0 million gain on the sale of oil and gas properties was included in 1997 revenues.

   Oil and gas revenues increased $1.8 million, or eight percent, from 1996 to 1997 primarily due to the $2.0 million gain on the sale of oil and gas properties in 1997. The Company received an average of $2.81 per Mcf for its working interest gas in 1997 compared with $2.84 per Mcf in 1996.

   The Company, from time to time, hedges the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. The Company recognized a loss of $0.5 million in 1998 and 1997 on hedging activities. The Company had no comparable hedging activities in 1996.

   Operating expenses. Oil and gas operating expenses increased $0.2 million, or two percent, in 1998. In the fourth quarter of 1998, the Company's management approved a plan to reduce administrative and operational overhead costs in its oil and gas subsidiary. In connection with such a plan, the Company recorded a pre-tax charge to general and administrative expense totaling $0.6 million related to severance costs for six employees and a lease cancellation penalty. As of February 28, 1999, the Company had paid out $0.1 relating to severance and expects all remaining costs to be paid out by June 30, 1999. Lease operating expenses increased $0.4 million as a result of increased production and additional operating expenses associated with the Company's new coalbed methane wells. These increases were offset by a $0.9 million decline in exploration expenses due to a reduction in dry hole costs and other preliminary field costs incurred by the Company in 1997.

   Exploration expenses were the primary factor for the $1.4 million increase in 1997, compared with 1996, due to dry hole costs for five exploratory wells in 1997 relating to the Company's aggressive drilling program.

   Depreciation, depletion and amortization. Oil and gas depreciation, depletion and amortization increased $0.5 million to $6.4 million in 1998, compared with $5.9 million in 1997. The change was attributable to the decrease in natural gas pricing used in the 1998 year end reserve reports, which caused negative reserve revisions and consequently, a higher depletion rate using the units-of-production method.

   Depreciation, depletion and amortization was $5.9 million in 1997, representing a decrease of $0.7 million from the 1996 amount of $6.6 million.

   Impairment of oil and gas properties. In accordance with SFAS No. 121, the Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties which the carrying amount exceeded the estimated undiscounted future cash flows, an impairment was determined to exist; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value as determined by discounting their estimated future cash flows. The factors used to determine fair value included, but were not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and a discount rate commensurate with the Company's internal rate of return on its oil and gas properties. As a result, the Company recognized a noncash pre-tax charge of $4.6 million ($3.7 million after tax) related to its oil and gas properties in the fourth quarter of 1998.


Coal and Land

   The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and its land assets.

Selected Financial and Operating Data
                                                    1998     1997     1996

                                                  ---------------------------
                                                 (in millions except as noted)
Revenues
   Coal royalties                                   $ 11.5   $ 11.6   $ 7.0
   Timber                                              1.7      1.8     0.8
   Gain on the sale of property                        0.1      0.1       -
   Other                                               1.2      0.4     0.4
                                                    ------------------------
      Total Revenues                                  14.5     13.9     8.2

Expenses
   Operating costs                                     0.2      0.3     0.1
   Exploration expenses                                0.5      0.3     0.4
   Taxes other than income                             0.4      0.3     0.3
   General and administrative                          2.2      1.8     1.5
                                                    ------------------------
      Operating Expenses                               3.3      2.7     2.3
   Depreciation, depletion and amortization            0.6      0.5     0.2
                                                    ------------------------
      Total Expenses                                   3.9      3.2      2.5
                                                    ------------------------

Operating Income                                    $ 10.6   $ 10.7    $ 5.7
                                                    ------------------------

Production
   Royalty coal tons produced (millions)               5.3      5.4      3.4
   Timber sales (millions of board feet)               8.0      7.9      4.0

Prices
   Royalty per ton of coal produced                $  2.19   $  2.14  $  2.07
   Timber sales price per Mbf                      $   198   $   206  $   183

   Revenues. Revenues for the coal and land segment were $14.5 million in 1998, $13.9 million in 1997 and $8.2 million in 1996, representing a four percent increase from 1997 to 1998 and 70 percent increase from 1996 to 1997. The $0.6 million increase from 1997 to 1998 primarily resulted from a $0.8 million receipt for the sale of coal reserves as a result of a power line relocation which was recognized in other operating income. The Company, from time to time, receives restitution for circumstances that inhibit mining reserves in a certain location.

   The increase of 70 percent from 1996 to 1997 was, in part, a result of new leases on the Company's Wise property (primarily the Virginia acreage formerly leased to Westmoreland Coal Company). These additional leases were signed in 1996 and early 1997 and produced an additional 935,000 tons from this property. In early 1997, the Company also acquired additional coal reserves, which provided royalties on an additional 881,000 tons in 1997.

   Operating expenses. Coal and land operating expenses increased 22 percent in 1998 to $3.3 million, compared with $2.7 million in 1997 and $2.3 million
in 1996.     The $0.6 million increase from 1997 to 1998 primarily resulted from a $0.4 increase in general and administrative due to personnel additions related to the opening of an office in Charleston, West Virginia during the last half of 1997. Furthermore, unexpected legal costs were incurred during 1998 to protect the Company's interests relating to a lease termination by a lessee and a lessee bankruptcy.

   The $0.4 million increase from 1996 to 1997 was attributable to an additional $0.3 million incurred in general and administrative expense necessitated from the segment's growth.


Corporate and Other

   Dividends. Dividend income of $2.6 million in 1998 remained constant, compared with $2.6 million in 1997 and $2.8 million in 1996. Penn Virginia's holdings primarily consist of 3,307,200 (1997 post-split) shares of Norfolk Southern Corporation.

   Impairment of investment. In the fourth quarter of 1996, the Company sold 598,600 shares of its Westmoreland Coal Company common stock to various purchasers. In December 1996, Westmoreland Coal Company filed for Chapter 11 bankruptcy causing Penn Virginia to write down its investment in the remaining 755,811 shares held at year-end resulting in a $1.9 million charge.


Proved Reserves

   Oil and Gas. Penn Virginia added 14.3 Bcfe of proved developed oil and gas reserves from its 77 gross (49.6 net) well drilling program in 1998. The drilling program replaced 174 percent of 1998 production at a finding and development cost of $0.76 per Mcfe of proved developed reserves. During the last four years, the Company's drilling program has replaced 164 percent of production with proved developed reserves at a weighted average finding and development cost of $0.92 per Mcfe.

   The Company acquired 4.5 Bcfe of proved oil and gas reserves (3.7 Bcfe of proved developed reserves) during 1998 for $3.4 million. The acquisition cost was $0.76 per proved Mcfe or $0.92 per proved developed Mcfe. Approximately
2.2 Bcfe of the proved reserves acquired were royalty interests.

   Penn Virginia's total proved reserves at year-end 1998 declined 8.2 Bcfe to
165.9 Bcfe primarily due to the decline in prices for oil and natural gas. Without the price-related declines, proved reserves would have been up 5.2 Bcfe to 179.3 Bcfe. Proved developed reserves increased 7.6 Bcfe to 120.0 Bcfe. Proved undeveloped reserves declined 15.8 Bcfe to 45.9 Bcfe. Proved undeveloped reserves of 7.9 Bcfe were drilled and converted to proved developed reserves during 1998. At year-end 1998, proved developed reserves comprised 72 percent of the Company's total proved reserves, compared with 65 percent at year-end 1997. The Company has 141 net proved undeveloped drilling locations at year-end 1998, compared with 206 locations at year-end 1997.

   Coal Land Management. Penn Virginia's recoverable coal reserves were 385 million tons at year end 1998, compared with 380 million tons at year-end 1997. The Company purchased 15 millon tons of coal reserves during 1998. Recoverable coal reserves means coal that is economically mineable using existing equipment and methods under federal and state laws now in effect. Approximately 65 percent of the Company's high quality metallurgical coal reserves are classified as post year 2000 compliance or near-compliance coals.

Market Risk

   Marketable Equity Securities. At December 31, 1998, the Company's marketable equity securities, consisting primarily of Norfolk Southern Corporation, were recorded at their fair value of $104.8 million, including net unrealized gains of $102.0 million. The fair value of the Company's marketable equity securities is significantly affected by market price fluctuations. See Note 3 of the Notes to Consolidated Financial Statements.

      Interest Rate Risk. The carrying value of Penn Virginia's debt approximates fair value. At December 31, 1998, the Company had $38.0 million of long-term debt, primarily represented by an unsecured revolving credit facility (the "Revolver") totaling $37.1 million. The Revolver matures in August 2000 and interest is calculated at a floating-rate based on current market rates. The Revolver bears interest at LIBOR, CD rate or the base rate at the option of the Company, plus a percentage based on the percentage of the borrowing base outstanding. As a result, the Company's 1999 interest costs will fluctuate based on short-term interest rates relating to the Revolver.

   Hedging Activities. Penn Virginia's price risk program permits the utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas prices as they relate to the Company's anticipated production. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains and losses on natural gas financial instruments designated as hedges of anticipated transactions are treated as deferred charges or credits, as applicable, on the balance sheet until recognized. Net gains and losses on such financial instruments, including accrued gains or losses upon maturity or termination of the contract, are recognized in operating income.

   In April 1997, Penn Virginia executed a contract for a participating forward swap for 5,000 Mmbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.48 per MMbtu for the period of May 1997 through October 1999. In September 1997, the Company completed a second participating forward swap for an additional 5,000 Mmbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.35 per MMbtu for the period of November 1997 through October 1999. The Company hedged 41 percent of its 1998 production and recognized an opportunity cost of $0.5 million, which offset oil and gas revenues. To date, the Company has not hedged crude oil prices. The Company will constantly review and may alter its hedged positions.


Capital Resources and Liquidity

Cash flows from Operating Activities

   Funding for the Company's activities has historically been provided by operating cash flows and bank borrowings. Net cash provided from operating activities was $19.2 million in 1998, compared with $19.7 million in 1997 and $18.5 million in 1996. The Company's consolidated cash balance decreased to $0.2 million in 1998 from $0.8 million in 1997.

Cash flows from Investing Activities

   The Company used $18.3 million in investing activities in 1998, compared with $15.8 million in 1997 and $20.0 million in 1996. Capital expenditures, including acquisitions and noncash items, totaled $23.6 million, compared with $23.2 million in 1997 and $29.2 million in 1996. During 1998, the Company successfully completed a $3.0 million noncash repurchase of coal reserves previously sold to an operator under an installment sale. The following table sets forth capital expenditures, including acquisitions and noncash items, made by the Company during the periods indicated.


                                                  Year ended December 31,
                                             1998          1997      1996
                                             ----          ----      ----
                                                     (in thousands)
   Oil and gas
   Acquisitions                               $ 3,557     $   163    $    439
   Development                                  8,527      10,446       7,173
   Exploration                                  1,534       3,061       2,337
   Support equipment and facilities               171         114         132
   Coal and land
   Acquisitions                                 6,260        9,203     19,015
   Support equipment and facilities             3,532          199         60
   Other                                           42            6         62
                                              -------      -------    -------
   Total capital expenditures                 $23,623      $23,192    $29,218
                                              =======      =======    =======

   The Company drilled 37.0 net successful development wells, 8.1 net successful exploratory wells and 3.5 net dry holes in 1998 compared with 42.0 net successful development wells, 11.0 exploratory wells and 3.0 net dry holes in 1997. In addition, the Company drilled 1.0 and 6.0 net exploratory wells, which were being evaluated and tested at year end 1998 and 1997, respectively. Of the 6.0 net wells under evaluation at the end of 1997, 5.0 were productive and 1.0 remains under evaluation.

   In 1998, the coal and land segment acquired 9.9 million tons of high quality metallurgical coal reserves for cash. Additionally, the Company acquired 5.0 million tons of coal reserves in a noncash transaction involving the cancellation of a long-term note receivable. The coal and land segment expended $3.2 million in 1998 relating to a unit train loadout facility, which is expected to be completed by the end of March 1999. The loadout will permit unit trains to load numerous cars of coal in a limited time frame, thus generating substantial savings due to increased efficiency. The Company intends to lease the facility to a third party operator and receive a throughput fee for use of the loadout.

   Capital expenditures before lease and proved property acquisitions for 1999 are expected to be $11 to $13 million including $10 to $12 million for the oil and gas segment and $1.0 million for the coal and land segment. The Company plans to drill approximately 30 to 40 development wells and 10 to 20 exploratory wells. Management continually reviews the Company's drilling expenditures and may increase, decrease or reallocate amounts based on industry conditions.

   Penn Virginia is actively seeking coal acquisitions as well as oil and gas acquisitions both in its traditional area of interest, Appalachia, and in other areas of the U.S. The Company opened an office in Houston, Texas during the fourth quarter of 1998 with the primary purpose of acquiring oil and gas properties outside of Appalachia. With its 18 percent debt to capitalization ratio at December 31, 1998, the Company has the ability to increase debt to fund potential acquisitions. In addition, the Company has
3.3 million shares of Norfolk Southern Corporation common stock, which had a pre-tax value at year-end 1998 of $104.8 million, which can be used to fund acquisitions.

   In 1998, the Company received payments on long-term coal notes of $2.3 million and $0.1 million from the sale of oil and gas properties.

   Management believes its cash flow from operations, portfolio of investments and sources of debt financing are sufficient to fund its 1999 planned capital expenditure program.

Cash flows from Financing Activities

   Net cash provided (used) by financing activities was $(1.5) million in 1998 compared with $(5.0) million in 1997 and $0.4 million in 1996.

   Penn Virginia had additional debt capacity of $37.9 million at December 31, 1998 under a committed revolving credit facility (the "Revolver") with a group of major U.S. banks. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions, among other requirements. The outstanding balance on the Revolver was $37.1 million and $31.0 million at December 31, 1998 and 1997, respectively. Management believes its portfolio of investments and sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

Other Issues

   Year 2000. Historically, most computer systems, including microprocessors embedded into field equipment and other machinery, utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems will require modification to recognize a calendar year by four digits.

   Accordingly, the Company continues to investigate the extent to which its currently installed information technology and non-information technology systems will be affected by what is commonly known as the "Year 2000" problem and is implementing a plan to take reasonable steps to prevent its mission critical functions from being impaired by the Year 2000 problem. The phrase "computer equipment and software" includes what is commonly considered technology systems, including accounting, data processing, telephones and other systems. Non-information technology systems include alarm systems, metering devices, monitors for field operation and other systems. The Company is utilizing resources to test, reprogram, modify and/or replace both systems, as necessary. Evaluation, testing and replacement should be completed by July 1999.

   The Company has also been inquiring and has received verbal or written assurances from the vast majority of its providers as to their progress in addressing Year 2000 issues and that such providers expect to be year 2000 compliant in all material respects. The Company expects to complete communications with remaining providers by July 1999.

   Based on information known at this time, the Company expects to be Year 2000 compliant in all material respects in a timely manner and does not believe that Year 2000 compliance will have a material adverse effect on the Company. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $100,000. Of this amount, less than $10,000 has been incurred through December 31, 1998.

   The Company is in the initial stages of developing a Year 2000 contingency plan. The Company believes a more comprehensive and effective contingency plan will be developed once potential concerns are evaluated and risk has been fully assessed. The contingency plan, which is to be completed by October 1999, will place the majority of its emphasis on primary concerns that would inhibit operations or record keeping.

   The costs of Year 2000 compliance and the dates on which the Company plans to complete modifications and replacements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

   Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

   SFAS No. 133 is effective as of the beginning of fiscal years ending after June 15, 1999 with earlier application allowed as of the beginning of any quarter beginning after issuance. Penn Virginia intends to adopt SFAS No. 133 in the last half of 1999 and, under present conditions, does not expect adoption to have a significant impact on the Company's financial position, results of operations or liquidity.

Environmental Matters

   Penn Virginia's operating segments are subject to various environmental hazards. Several federal, state and local laws, regulations and rules govern the environmental aspects of the Company's business. Noncompliance with these laws, regulations and rules can result in substantial penalties or other liabilities. The Company does not believe its environmental risks are materially different from those of comparable companies or that cost of compliance will have a material adverse effect on profitability, capital expenditures, cash flows or competitive position. There is no assurance that changes in or additions to laws, regulations or rules regarding the protection of the environment will not have such an impact. The Company believes it is materially in compliance with environmental laws, regulations and rules.

   In conjunction with the leasing of property to coal operators, all environmental and reclamation liabilities are the responsibility of the lessees. However, if the lessee is not financially capable of fulfilling those obligations, there is a possibility the appropriate authorities would attempt to assign those liabilities to the landowner. The Company would vigorously contest such an assignment.

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

                                             PENN VIRGINIA CORPORATION

March 24, 1999                         By:   /S/  Steven W. Tholen
                                             _________________________________
                                             (Steven W. Tholen, Vice President
                                                and Chief Financial Officer)


March 24, 1999                         By:    /S/  Ann N. Horton
                                             _________________________________
                                             (Ann N. Horton, Controller and
                                              Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/S/ Lennox K. Black                     Chairman of the Board   March 24, 1999
______________________________          and Director
(Lennox K. Black)


/S/ Richard A. Bachmann                 Director                March 24, 1999
______________________________
(Richard A. Bachmann)


/S/ John D. Cadigan                     Director                March 24, 1999
______________________________
(John D. Cadigan)


/S/ A. James Dearlove                   Director and            March 24, 1999
______________________________          Chief Executive Officer
(A. James Dearlove)


/S/ Robert Garrett                      Director                March 24, 1999
_____________________________
(Robert Garrett)


/S/ Peter B. Lilly                      Director                March 24, 1999
_____________________________
(Peter B. Lilly)


/S/ Marsha R. Perelman                  Director                March 24, 1999
_____________________________
(Marsha R. Perelman)


/S/ Joe T. Rye                           Director               March 24, 1999
_____________________________
(Joe T. Rye)


/S/ John A. H. Shober                    Director               March 19, 1999
_____________________________
(John A. H. Shober)


/S/ Frederick C. Witsell, Jr.            Director               March 24, 1999
_____________________________
(Frederick C. Witsell, Jr.)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Penn Virginia Corporation and Subsidiaries

                            Index to Financial Section

Management's Report on Financial Information               32

Reports of Independent Public Accountants                  33

Financial Statements and Supplementary Data                34

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




A. James Dearlove                                 Steven W. Tholen
President and                                     Vice President and
Chief Executive Officer                           Chief Financial Officer

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Penn Virginia Corporation:

   We have audited the accompanying consolidated balance sheets of Penn Virginia Corporation (a Virginia corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                           Arthur Andersen LLP


Houston, Texas
February 28, 1999


                       PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME


                                                  Year Ended December 31,
                                                 1998       1997      1996
                                                 ----       ----      ----
                                             (in thousands, except share data)
Revenues
   Oil and condensate                            $   335    $   661   $   866
   Natural gas                                    18,899     20,179    19,347
   Natural gas royalties                           1,583      1,648     1,776
   Coal royalties                                 11,548     11,617     7,009
   Timber                                          1,711      1,765       810
   Dividends                                       2,646      2,646     2,750
   Gain on the sale of property                       72      1,983        29
   Other                                           1,461        905     1,546
                                                 -------    -------   -------
                                                  38,255     41,404    34,133
Expenses:
   Operating expenses                              3,968      3,703     3,194
   Exploration expenses                            1,189      1,753       805
   Taxes other than income                         2,788      2,431     2,443
   General and administrative                      8,234      8,240     7,637
   Loss on the sale of property                        7          9        11
   Impairment of oil and gas properties            4,641          -         -
   Depreciation, depletion and amortization        7,162      6,549     6,831
                                                  ------    -------   -------
                                                  27,989     22,685    20,921

Operating Income                                  10,266     18,719    13,212

   Other (income) expense:
   Interest expense                                2,017      2,317     1,389
   Interest income                                (3,421)    (3,534)   (3,957)
   Impairment of investment                            -          -     1,917
   (Gain) loss on sale of securities                 (14)       (50)    1,405
   Other                                            (269)      (301)   (1,633)
                                                 --------   -------   --------
Income from operations before income taxes        11,953     20,287    14,091

Income tax expense                                 2,362      4,269     1,051
                                                 -------    -------   -------
Net Income                                       $ 9,591    $16,018   $13,040
                                                 =======    =======   =======

Net income per share, basic                      $  1.15    $  1.93   $  1.51
Net income per share, diluted                    $  1.13    $  1.88   $  1.50

Weighted average shares outstanding                8,310      8,302     8,634


The accompanying notes are an integral part of these consolidated financial statements.



                       PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                      1998         1997
                                                      -----        ----
                                             (in thousands, except share data)
Assets
Current assets
   Cash and cash equivalents                         $     225       $    831
   Accounts receivable                                   5,682          7,404
   Current portion of long-term notes receivable           364          2,414
   Current deferred income taxes                           577            696
   Other                                                   680            544
                                                      --------       --------
   Total current assets                                  7,528         11,889

Investments (Note 3)                                   104,819        100,885
Long-term notes receivable (Note 4)                      3,079          4,195

Oil and gas properties, wells and equipment,
   using the successful efforts method of
   accounting                                          157,558        148,487
Other property, plant and equipment                     52,455         42,626
   Less: Accumulated depreciation, depletion
     and amortization                                   68,745         61,677
                                                      --------       --------
Total property, plant and equipment (Note 5)           141,268        129,436

Other assets                                               237            825
                                                      --------       --------

   Total assets                                       $256,931       $247,230
                                                      ========       ========

Liabilities and Shareholders' Equity
Current liabilities
   Current maturities of long-term debt (Note 6)      $     31       $  2,025
   Accounts payable                                      1,397          1,828
   Accrued expenses                                      5,039          5,885
   Deferred income                                           -            279
   Taxes on income                                         576            144
                                                      --------       --------
   Total current liabilities                             7,043         10,161

Other liabilities (Note 10)                              2,875          4,822
Deferred income taxes                                   38,787         36,640
Long-term debt (Note 6)                                 37,967         31,903
                                                      --------       --------
   Total liabilities                                    86,672         83,526

Commitments and contingencies

Shareholders' equity
   Preferred stock of $100 par value -
      Authorized 100,000 shares; issued none                 -              -
   Common stock of $6.25 par value -
      Authorized 16,000,000 shares; issued
      8,921,866 shares in 1998 and 8,901,434
      in 1997                                           55,762         55,634
Other paid-in-capital                                    8,441          8,431
Retained earnings                                       53,924         51,813
Accumulated other comprehensive income                  65,985         63,500
                                                      --------       --------
                                                       184,112        179,378
Less:  555,050 shares in 1998 and 627,108 in 1997
       of common stock held in treasury, at cost        12,403         14,024
       Unearned compensation - ESOP                      1,450          1,650
                                                      --------       --------
       Total shareholders' equity                      170,259        163,704
                                                      --------       --------

   Total liabilities and shareholders' equity         $256,931       $247,230
                                                      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                        PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (in thousands, except share data)


                                                            Other
                                     Shares     Common     Paid-in
                                  Outstanding   Stock      Capital
                                 ------------   ------     -------
Balance at December 31, 1995    4,262,240      $27,734     $35,858

Dividends paid                          -             -          -
Contribution to ESOP               58,824             -          -
Exercise of stock options          20,176            83        266
Allocation of ESOP shares               -             -         14
Net income                              -             -          -
Other comprehensive income,
  net of tax                            -             -          -
                                 ---------     --------   --------

Balance at December 31, 1996     4,341,240       27,817     36,138

Two-for-one common stock split   4,341,240       27,817    (27,817)
Dividends paid                           -            -          -
Exercise of stock options           12,464            -          9
Purchase of treasury stock        (420,618)           -          -
Allocation of ESOP shares                -            -        101
Net income                               -            -          -
Other comprehensive income,
  net of tax                             -            -          -
                                  ---------    --------   --------

Balance at December 31, 1997      8,274,326      55,634      8,431

Dividends paid                            -           -          -
Stock issued as compensation          5,357           -         26
Exercise of stock options            87,133         128       (114)
Allocation of ESOP shares                 -           -         98
Net income                                -           -          -
Other comprehensive income,
  net of tax                              -           -          -
                                  ---------    --------   --------

Balance at December 31, 1998      8,366,816     $55,762   $   8,441
                                  =========     =======   =========



                                              Accumulated
                                                 Other
                               Retained      Comprehensive   Treasury
                               Earnings          Income        Stock
                               --------      -------------   ---------
Balance at December 31, 1995   $37,978       $53,715         $ (7,928)

Dividends paid                  (7,778)            -                -
Contribution to ESOP                 -             -            2,661
Exercise of stock options            -             -             (308)
Allocation of ESOP shares            -             -                -
Net income                      13,040             -                -
Other comprehensive income,
  net of tax                         -          6,726               -
                               -------       --------        --------

Balance at December 31, 1996    43,240         60,441          (5,575)

Two-for-one common stock split       -              -               -
Dividends paid                  (7,445)             -               -
Exercise of stock options            -              -              279
Purchase of treasury stock           -              -           (8,728)
Allocation of ESOP shares            -              -                -
Net income                      16,018              -                -
Other comprehensive income,
  net of tax                         -          3,059                -
                               -------       --------         --------

Balance at December 31, 1997    51,813         63,500           (14,024)

Dividends paid                  (7,480)             -                 -
Stock issued as compensation         -              -               120
Exercise of stock options            -              -             1,501
Allocation of ESOP shares            -              -                -
Net income                       9,591              -                 -
Other comprehensive income,
  net of tax                         -          2,485                 -
                               -------       --------          --------

Balance at December 31, 1998   $53,924       $ 65,985          $ (12,403)
                               =======       ========          =========

                                     Unearned      Total
                                     Compensation  Stockholders' Comprehensive
                                     ESOP          Equity        Income
                                     ------------  ------------- -------------
Balance at December 31, 1995       $     -         $147,357

Dividends paid                           -           (7,778)
Contribution to ESOP                (2,000)             661
Exercise of stock options                -               41
Allocation of ESOP shares              150              164
Net income                               -            13,040      $ 13,040
Other comprehensive income,
  net of tax                             -             6,726         6,726
                                   -------           --------     --------

Balance at December 31, 1996        (1,850)          160,211      $ 19,766
                                                                  ========

Two-for-one common stock split           -                -
Dividends paid                           -           (7,445)
Exercise of stock options                -              288
Purchase of treasury stock               -           (8,728)
Allocation of ESOP shares              200              301
Net income                          16,018         $ 16,018
Other comprehensive income,
  net of tax                             -            3,059         3,059
                                   -------         --------      --------

Balance at December 31, 1997        (1,650)         163,704      $ 19,077
                                                                 ========

Dividends paid                           -           (7,480)
Stock issued as compensation             -              146
Exercise of stock options                -            1,515
Allocation of ESOP shares              200              298
Net income                               -             9,591     $  9,591
Other comprehensive income,
  net of tax                             -             2,485        2,485
                                   -------          --------     --------

Balance at December 31, 1998      $ (1,450)         $170,259     $ 12,076
                                  ========          ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


                       PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Year ended December 31,
                                                  1998      1997      1996
                                                  ----      ----      ----
                                                        (in thousands)

Cash flows from operating activities:
   Net income                                      $9,591   $16,018   $13,040
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
   Depreciation, depletion and amortization         7,162     6,549     6,831
   Impairment of oil and gas properties             4,641         -         -
   Impairment of investment                             -         -     1,917
   (Gain) loss on the sale of securities              (14)      (50)    1,405
   Gain on the sale of property, plant and equipment  (65)   (1,983)      (18)
   Deferred income taxes                              923     2,169      (369)
   Dry hole expense                                    58       949        16
   Interest income                                 (3,336)   (2,833)   (3,957)
   Other                                              597       175       176
                                                  -------   -------   -------
                                                   19,557    20,994    19,041

Changes in operating assets and liabilities:
   Accounts receivable                              1,721    (2,548)     (932)
   Other current assets                              (136)     (116)    2,157
   Accounts payable and accrued expenses           (1,277)      358       591
   Deferred income                                   (279)        -      (260)
   Taxes on income                                    432       136      (350)
   Other assets and liabilities and investments      (781)      881    (1,765)
                                                   -------   -------   -------
    Net cash flows provided by operating
       activities                                  19,237     19,705   18,482
                                                  -------    -------  -------

Cash flows from investing activities:
   Proceeds from the sale of securities                17          -    3,448
   Proceeds from the sale of property,
    plant and equipment                                79      3,957      190
   Payments received on long-term notes receivable  2,253      3,456    5,621
   Producing properties acquired                   (3,351)       (82)    (250)
   Lease acquisitions                              (3,512)    (9,284) (19,204)
   Capital expenditures                           (13,806)   (13,826)  (9,764)
                                                  -------    -------   ------
    Net cash flows used in investing activities   (18,320)   (15,779) (19,959)
                                                  -------    -------  -------

Cash flows from financing activities:
   Dividends paid                                  (7,480)    (7,445)  (7,778)
   Proceeds from long-term borrowings               9,100     19,513   24,128
   Repayment of long-term borrowings               (5,100)    (8,917) (16,625)
   Purchases of treasury stock                          -     (8,728)       -
   Issuance of stock                                1,957        589      652
                                                  -------    -------   ------
    Net cash flows provided by (used in)
      financing activities                         (1,523)    (4,988)     377
                                                  -------    -------   ------
   Net decrease in cash and cash equivalents         (606)    (1,062)  (1,100)
   Cash and cash equivalents - beginning of year      831      1,893    2,993
                                                  -------    -------   ------
   Cash and cash equivalents - end of year        $   225    $   831  $ 1,893
                                                  =======    =======  =======

Supplemental disclosures:
   Cash paid during the year for:
   Interest                                       $  2,065   $ 2,243  $ 1,449
   Income taxes                                   $  1,100   $   930  $ 2,468

Noncash investing activities:
   Note receivable exchanged for:
   Other property, plant and equipment            $  2,954   $     -  $     -
   Deferred revenue                               $  1,296   $     -  $     -

The accompanying notes are an integral part of these consolidated financial statements.

               PENN VIRGINIA CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations

   Penn Virginia Corporation ("Penn Virginia" or the "Company") is an Appalachia energy company. Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in western Virginia, southern West Virginia and eastern Kentucky.

   The Company owns the land and mineral rights to recoverable coal reserves and timber located in Virginia, West Virginia and Kentucky. The coal reserves are leased to various operators who mine and market the coal. Penn Virginia collects royalties based on the production and sale of reserves. Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, where Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product.


2.   Summary of Significant Accounting Policies

Principles of Consolidation
   The consolidated financial statements include the accounts of Penn Virginia Corporation and all wholly-owned subsidiaries. The Company owns and operates its oil and gas properties and manages its coal reserves through its wholly-owned subsidiaries. The Company accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Company's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements. Certain amounts have been reclassified to conform to the current year's presentation.

Stock Split
   On July 22, 1997, the Board of Directors declared a two-for-one stock split on the Company's common stock effected in the form of a stock dividend to
holders of record on August 1, 1997.    All weighted average share and per
share data have been restated to reflect the stock split, except where noted.

New Accounting Standards
   In 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting and disclosing information about operating segments of an enterprise. The adoption of this statement did not change the operating segments the Company formerly disclosed under SFAS No. 14 "Financial Reporting of Segments of a Business Enterprise."

    In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revised standards for disclosing information relating to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of this statement did not have an effect on the Company's financial position or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

   SFAS No. 133 is effective as of the beginning of fiscal years ending after June 15, 1999 with earlier application allowed. Penn Virginia intends to adopt SFAS No. 133 in 2000 and, under present conditions, does not expect adoption to have a significant impact on the Company's financial position, results of operations or liquidity.

Use of Estimates
   Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash equivalents
   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Notes Receivable
   Notes receivable are recorded at cost, adjusted for amortization of discounts or accretion of premium. Discounts and premiums are amortized over the life of the notes receivable using the effective interest rate method.

Oil and Gas Properties
   The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells including development dry holes, and to drill and equip exploratory wells that find proved reserves are capitalized. Capitalized costs of producing oil and gas fields are amortized using the unit-of-production method based on estimates of proved oil and gas reserves on a field-by-field basis. Oil and gas reserve quantities represent estimates only and there are numerous uncertainties inherent in the estimation process. Actual future production may be materially different from amounts estimated and such differences could materially affect future amortization of proved properties. Estimated costs (net of salvage value) of plugging and abandoning oil and gas wells are reported as additional depreciation and depletion expense using the units-of-production method.

   The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Unproved leaseholds costs are amortized over the average holding period of five years. In addition, certain unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the cost of the property has been impaired. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds. Exploratory costs including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

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

Impairment of Long-Lived Assets
   In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for using the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. SFAS No.121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Company recognizes an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of expected future net cash flows, utilizing a risk-adjusted rate of return.

Concentration of Credit Risk
   Substantially all of the Company's accounts receivable at December 31, 1998 result from oil and gas sales and joint interest billings to third party companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant.

Fair Value of Financial Instruments
   The Company's financial instruments consist of cash and cash equivalents, marketable securities, natural gas swaps, accounts receivable, notes receivables, accounts payable and long-term debt. The carrying values of cash, marketable securities, accounts receivables and payables, and long-term debt approximate fair value. See Note 4 for a discussion of notes receivable.

   The Company periodically enters into derivative financial instruments to mitigate its exposure to natural gas price volatility. The derivative financial instruments, which are placed with a major financial institution the Company believes is a minimum credit risk, take the form of swaps with purchased options. These derivative financial instruments are designated as hedges and realized gains and losses from the Company's price risk management activities are recognized in natural gas revenues when the associated production occurs.

   The fair value of open derivative financial instruments at December 31, 1998 was determined by comparing the New York Mercantile Exchange forward prices at year-end with the appropriate location differential adjustment to the contractual prices designated in the derivative financial instruments. The Company's derivative financial instruments mature monthly through October 1999. The fair values of the Company's open derivative contracts at December 31, 1998 and 1997 were $0.1 million and $(1.7) million, respectively.

Oil and Gas Revenues
   Gas revenues generally are recorded using the entitlement method in which the Company recognized its ownership interest in natural gas production as revenue. If the Company's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Natural gas balancing receivables are recorded when the Company's ownership share of production exceeds sales. At December 31, 1998 the Company's receivables included $0.9 million of natural gas imbalances.

Royalties
   Coal royalty income is recognized on the basis of tons sold and the corresponding revenue from those sales. All coal leases are based on an annual minimum payment due or a percentage of the gross sales price. Oil and natural gas royalties are recorded on the basis of volume sold.

Income Tax
   The Company accounts for income taxes in accordance with the provisions SFAS No. 109, "Accounting for Income Taxes." This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.


3.   Investments and Other Income

   The cost, gross unrealized holding gains and fair value of available-for-
sale securities were as follows (in thousands):
                                                 Gross
                                                 Unrealized
                                                 Holding         Fair
                                        Cost     Gains           Value
                                       ----      ----------      -----
At December 31, 1998
   Available-for-sale
   Norfolk Southern Corporation       $  2,839     $101,958     $104,797
   Other                                    -            22           22
                                      --------     --------     --------
                                      $  2,839     $101,980     $104,819
                                      ========     ========     ========

At December 31, 1997
   Available-for-sale
   Norfolk Southern Corporation       $  2,839     $ 98,031     $100,870
   Other                                     3           13           16
                                      --------     --------     --------
                                      $  2,842     $ 98,044     $100,886
                                      ========     ========     ========

Related dividend income is as follows (in thousands):
                                          For the years ended December 31
                                      1998       1997        1996
                                     ---------   -------    ---------

Norfolk Southern Corporation          $  2,646   $  2,646    $  2,470
Other                                        -          -         280
                                      --------   --------    --------
                                      $  2,646   $  2,646    $  2,750
                                      ========   ========    ========

   The Company owned 3,307,200 shares of Norfolk Southern Corporation stock at December 31, 1998. The closing stock price for Norfolk Southern Corporation was $31.6875 and $30.50 per share at December 31, 1998 and 1997, respectively. A three-for-one stock split was declared by Norfolk Southern Corporation in 1997.

4.   Notes Receivable

   The Company has a note receivable related to the sale of approximately 60 million tons of coal reserves in 1986. The note, originally discounted at 9.5 percent, requires fixed quarterly payments with a maturity date of July 2005. During 1998, the Company exchanged a note receivable, net of deferred revenue, for other property and equipment in which no gain or loss was recognized.

Maturities of notes receivable are as follows (in thousands):
                                               December 31,
                                              1998        1997
                                              -------     -------
Current                                       $   364     $ 2,414
Due after one year through five years           1,853       1,928
Thereafter                                      1,226       2,267
                                              -------     -------
                                              $ 3,443     $ 6,609
                                              =======     =======

   The fair value of the Company's notes receivable at December 31, 1998 and 1997 was approximately $5.3 million and $5.1 million, respectively.


5.   Property, Plant and Equipment
   Property, plant and equipment includes (in thousands):
                                               December 31,
                                            1998         1997

Oil and gas properties                     $157,558      $148,487
Other property, plant and equipment:
   Land                                         694           694
   Timber                                       188           188
   Coal properties                           45,176        38,917
   Other plant and equipment                  6,397         2,827
                                           --------      --------
                                            210,013       191,113
Less: Accumulated depreciation,
   depletion and amortization               (68,745)      (61,677)
                                           --------      --------

Net property, plant and equipment          $141,268      $129,436
                                           ========      ========

   In accordance with SFAS No. 121, the Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For certain oil and gas properties, the carrying amount exceeded the estimated undiscounted future cash flows; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value as determined by discounting their estimated future cash flows. The factors used to determine fair value included, but were not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and a discount rate commensurate with the Company's internal rate of return on its oil and gas properties. As a result, the Company recognized a noncash pre-tax charge of $4.6 million ($3.7 million after tax) related to its oil and gas properties in the fourth quarter of 1998. There were no impairments of oil and gas properties in 1997 or 1996.

6.   Long-Term Debt
   Long-term debt consists of the following (in thousands):
                                              December 31,
                                            1998         1997
                                            -------      -------
Revolving credit, variable rate of 6.3%
   at December 31, 1998, due in 2000        $ 37,100     $ 31,000
Senior notes, 8.83%, due May 10, 1998              -        2,000
Other                                            898          928
                                            --------     --------
                                              37,998       33,928
Less: current maturities                         (31)      (2,025)
                                            --------     --------
Total long-term debt                        $ 37,967     $ 31,903
                                            ========     ========

Revolving Credit
   In 1996, the Company entered into an agreement with a group of major U.S. banks for a $50 million unsecured revolving credit facility (the "Revolver") with a final maturity of August 2000. During 1997, the Company increased the revolving credit facility to $75 million.

   The Revolver bears interest at LIBOR, CD rate or the base rate at the option of the Company plus a percentage based on the percentage of the borrowing base outstanding. The financial covenants require the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions, among other requirements. At December 31, 1998, the Company was in compliance with all of its convenants.

Senior Notes
   In May 1991, the Company issued $10 million of its 7-year 8.83% Senior Notes to an institutional investor in a private placement offering. The 8.83% Senior Notes required annual principal payments and were repaid in May 1998.

   The aggregate maturities applicable to outstanding debt at December 31, 1998 are as follows (in thousands):

   1999                             $    31
   2000                              37,134
   2001                                  37
   2002                                  40
   2003                                  42
   Thereafter                           714


7.   Accrued Expenses

   Accrued expenses are summarized as follows (in thousands):

                                                  December 31,
                                                1998           1997
                                                -------        -------
Pension                                         $   453        $   468
Compensation                                        594            487
Accrued lease                                         -            208
Accrued oil and gas royalties                       392            519
Taxes other than income                             873            678
Postretirement health care                          841            719
Accrued restructuring charges                       552              -
Other                                             1,334          2,806
                                                -------        -------
                                                $ 5,039        $ 5,885
                                                =======        =======

   In the fourth quarter of 1998, the Company's management approved a plan to reduce administrative and operational overhead costs in its oil and gas subsidiary. In connection with such a plan, the Company recorded a pre-tax charge to general and administrative expense totaling $0.6 million related to severance costs for six employees and a lease cancellation penalty. As of February 28, 1999, the Company had paid out $0.1 million relating to severance and expects all remaining costs to be paid out by June 30, 1999.


8.   Income Taxes

The provision for income taxes from continuing operations is comprised of the following (in thousands):

                                                 Year ended December 31,
                                                 1998      1997      1996
                                                 ----      ----      ----
Current income taxes
   Federal                                      $ 1,341    $ 1,677   $ 1,013
   State                                             98        423       542
                                                -------    -------   -------
   Total current                                  1,439      2,100     1,555
                                                -------    -------   -------
Deferred income taxes
   Federal                                          901      2,438      (553)
   State                                             22       (269)       49
                                                -------    -------   -------
   Total deferred                                   923      2,169      (504)
                                                -------    -------   -------

Total income tax expense                        $ 2,362    $ 4,269   $ 1,051
                                                =======    =======   =======

   The difference between the reported income tax expense and income tax expense computed by multiplying income from continuing operations before income taxes by the blended federal and state statutory income tax rate is as follows (in thousands):

                                                     Year ended December 31,
                                                     1998     1997     1996
                                                    -------   ------   ------
Computed at blended federal statutory tax rate       $4,150   $7,100   $4,932
State income taxes, net of federal income tax effect    524      100      384
Dividends received deduction                           (648)    (648)    (674)
Non-conventional fuel source credit                  (1,525)  (1,510)  (1,769)
Adjustment to prior year provisions                       -     (200)  (1,244)
Percentage depletion                                   (350)    (416)       -
Contribution to funded postretirement benefit plan        -        -     (420)
Other                                                   211     (157)    (158)
                                                     ------   ------   -------

   Total income tax expense                          $2,362   $4,269   $1,051
                                                     ======   ======   ======

   Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability consist of the following (in thousands):

                                                            December 31,
                                                         1998      1997
                                                         ------    ------
Deferred tax liabilities:
   Notes receivable                                      $ 1,143   $    -
   Investments                                            35,693   34,316
   Oil and gas properties                                 16,860   14,508
   Other                                                   1,024    1,478
                                                         -------  -------
   Total deferred tax liabilities                         54,720   50,302
                                                         -------  -------

Deferred tax assets:
   Notes receivable                                            -   (1,647)
   Other property, plant, and equipment                   (7,123)  (4,059)
   Accrued expenses                                         (954)  (1,233)
   Other long-term liabilities                              (954)  (1,122)
   Alternative minimum tax credit carryforwards           (6,560)  (5,340)
   State tax loss carryforwards                             (881)    (661)
   Postretirement benefit contribution carryforward          (38)    (296)
                                                         -------  -------
   Total deferred tax assets                             (16,510) (14,358)
                                                         -------  -------

Net deferred tax liability                               $38,210  $35,944
                                                         =======  =======


Deferred tax assets-current                              $  (577) $  (696)
Deferred tax liabilities-noncurrent                       38,787   36,640
                                                         -------  -------
                                                         $38,210  $35,944
                                                         =======  =======

   As of December 31, 1998, the Company had available for federal income tax purposes, alternative minimum tax credits of approximately $6.6 million which can be carried forward indefinitely as a credit against the regular tax
liability.     The Company has various state tax loss carryforwards of $10.4
million which, if unused, will expire from 2009 to 2013.     The Company has a
carryforward of excess contributions to a funded postretirement benefit plan of $0.1 million which have no expiration date.

9.   Pension Plans and Other Postretirement Benefits

   The Company and its wholly-owned subsidiaries provided a noncontributory, defined benefit pension plan and early retirement programs (the "Plans") for eligible employees. Benefits were based on the employee's average annual compensation and years of service. Pension expense amounted to $19,000, $160,000 and $527,000 in 1998, 1997 and 1996, respectively.

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

   A reconciliation of the changes in the benefit obligations and fair value of assets for the two years ended December 31, 1998 and 1997 and a statement of the funded status at December 31, 1998 and 1997 is as follows (in thousands):

                                               Pension        Postretirement
                                         ----------------   ------------------
                                          1998     1997     1998     1997
                                          -------  -------  -------  -------
Reconciliation of benefit obligation:
Obligation - beginning of year            $11,474  $11,752  $ 3,665  $ 4,083
Service cost                                    -        -       15       18
Interest cost                                 792      812      213      261
Benefits paid                              (1,143)  (1,175)    (297)    (258)
Actuarial (gain) loss                         578       85     (484)    (439)
                                          -------  -------  -------  -------
Obligation - end of year                   11,701   11,474    3,112    3,665
                                          -------  -------  -------  -------

Reconciliation of fair value of
  plan assets:
Fair value - beginning of year              9,653    8,179    1,615   1,620
Actual return on plan assets                1,604    2,220      387     261
Employer contributions                        442      516        -       -
Participant contributions                       -        -        3       1
Benefit payments                           (1,143)  (1,175)    (298)   (257)
Administrative expenses                       (88)     (87)      (9)    (10)
                                          -------  -------  -------  -------
Fair value - end of year                   10,468    9,653    1,698   1,615
                                          -------  -------  -------  ------

Funded status:
Funded status - end of year                (1,233)  (1,821)  (1,414) (2,050)
Unrecognized transition (asset) obligation     30       33        -       -
Unrecognized prior service cost                60       67        -       -
Unrecognized (gain) loss                     (351)    (196)      53     874
                                          -------  -------  -------  ------

Net amount recognized                     $(1,494) $(1,917) $(1,361) $(1,176)
                                          =======  =======  =======  =======


The following table provides the amounts recognized in the statements of financial position at December 31, 1998 and 1997 (in thousands):
                                               Pension        Postretirement
                                         ----------------   ------------------
                                          1998     1997     1998     1997
                                          -------  -------  -------  -------
Prepaid benefit cost                     $   569   $   250  $    -   $     -
Accrued benefit liability                 (2,619)   (2,618)  (1,361)  (1,176)
Other long-term assets                        91       100        -        -
Accumulated other comprehensive income       465       351        -        -
                                          -------  -------  -------  -------
Obligation - end of year                 $(1,494)  $(1,917) $(1,361) $(1,176)
                                          =======  =======  =======  =======

The following table provides the components of net periodic benefit cost for the plans for the two years ended December 31, 1998 and 1997 (in thousands):
                                               Pension        Postretirement
                                         ----------------   ------------------
                                          1998     1997     1998     1997
                                          -------  -------  -------  -------
Service cost                             $   80    $   70   $   15   $   18
Interest cost                               792       812      213      261
Expected return on plan assets             (869)     (736)     (43)     (49)
Amortization of prior service cost            6         6        -        -
Amortization of transitional obligation       4         3        -        -
Recognized actuarial loss                     6         5        -       60
                                          -------  -------  -------  -------
Obligation - end of year                 $   19    $  160   $  185   $  290
                                          =====    ======   ======   ======

The assumptions used in the measurement of the Company's benefit obligation were as follows:
                                              Pension         Postretirement
                                         ----------------   ------------------
                                          1998     1997     1998     1997
                                          -------  -------  -------  -------
Discount rate                              6.75%   7.25%    6.75 %   7.25 %
Expected return on plan assets             9.50    9.50     3.00     3.00

   Since the benefits accrued under the defined benefit plan were frozen effective June 1996, it is not necessary to assume a rate of compensation increase. For measurement purposes, an 8.5 percent annual rate increase in the per capita cost of covered health care benefits was assumed for 1998. The rate is assumed to decrease gradually to 5.5 percent for 2004 and remain at that level thereafter.

   Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one percent change in assumed health care cost trend rates would have the following effects for 1998 (in thousands):

                                                    One percent   One percent
                                                     increase      decrease
                                                    -----------   -----------
Effect on total of service and interest
  cost components                                   $   9         $   (8)
Effect on postretirement benefit obligation           141           (127)

10.   Other Liabilities

   Other liabilities are summarized in the following table (in thousands):
                                                      December 31,
                                                    1998          1997
                                                    --------      --------
Postretirement health care                         $   520       $   457
Deferred income                                        842         2,121
Pension                                              1,409         2,062
Other                                                  104           182
                                                   -------       -------
                                                   $ 2,875       $ 4,822
                                                   =======       =======

11. Earnings Per Share


   The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the years ended December 31, 1998, 1997 and 1996.

                                                         1998
                                         -----------------------------------
                                            Income      Shares     Per Share
                                         (Numerator) (Denominator)  Amount
                                         ----------- ------------- -----------
                                      (in thousands, except per share amounts)
Basic EPS:
Income from
   continuing operations                 $ 9,591     8,310         $ 1.15
Dilutive Securities:
Stock options                                  -       153
                                         -------     -----
Diluted EPS:
Income from continuing operations        $ 9,591     8,463         $ 1.13
                                         =======     =====

                                                         1997
                                         -----------------------------------
                                            Income      Shares     Per Share
                                         (Numerator) (Denominator)  Amount
                                         ----------- ------------- -----------
                                      (in thousands, except per share amounts)

Basic EPS:
Income from
   continuing operations                 $ 16,018    8,302         $ 1.93
Dilutive Securities:
Stock options                                   -      198
                                         --------    -----
Diluted EPS:
Income from
   continuing operations                 $ 16,018    8,500         $ 1.88
                                         ========    =====

                                                         1996
                                         -----------------------------------
                                            Income      Shares     Per Share
                                         (Numerator) (Denominator)  Amount
                                         ----------- ------------- -----------
                                      (in thousands, except per share amounts)
Basic EPS:
Income from
   continuing operations                 $ 13,040    8,634         $ 1.51
Dilutive Securities:
Stock options                                   -       60
                                         --------    -----
Diluted EPS:
Income from
   continuing operations                 $ 13,040    8,694         $ 1.50
                                         ========    =====


12.   Stock Option and Stock Ownership Plans

Stock Option Plans

   On May 2, 1995, the 1994 Stock Option Plan (1994 Plan) and the 1995 Directors' Stock Option Plan (1995 Plan) were approved by the shareholders. The Company also has outstanding stock options under another stock option plan, the 1980 Incentive Stock Option Plan (1980 Plan) which has expired. Under these plans, incentive and nonqualified stock options may be granted to key employees and officers of the Company and nonqualified stock options may be granted to directors of the Company. Under the 1980 Plan, some options were granted with stock appreciation rights (SARs); however, none of the options outstanding at December 31, 1998 have SARs.

   Options granted under the 1980, 1994 and 1995 Plans (collectively known as the "Plans") may be exercised at any time after twelve months and prior to ten years following the grant, subject to special rules that apply in the event of death, retirement and/or termination of an optionee. The exercise price of all options granted under the Plans is at fair market value of the Company's stock on the date of the grant. Of the 1,735,700 options that were granted under the Plans, 772,300 options have been exercised, forfeited or have expired. At December 31, 1998, options totaling 962,800 remain outstanding.

   The Company, from time to time, grants nonqualified stock options to individual directors. At December 31, 1998, 40,000 options from the individual grants remain outstanding.

   The following table summarizes information with respect to the common stock options awarded under the Plans and grants described above. The stock option table for 1996 reflects shares and weighted average exercise prices on pre-stock split basis.

                                                      1998
                                            ---------------------------
                                            Shares
                                            Under       Weighted Avg.
                                            Options     Exercise Price
Outstanding, Beginning of year              1,036,500   $   18.19
Effect of Stock Split                               -   $       -
Granted-Options                                80,600   $   25.06
Exercised-Options                              96,901   $   18.53
Cancelled                                      17,399   $   21.56
Outstanding, End of year                    1,002,800   $   18.65

Weighted average of fair value of
   options granted during the year                      $    8.50

                                                      1997
                                            ---------------------------
                                            Shares
                                            Under       Weighted Avg.
                                            Options     Exercise Price
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

                                                      1996
                                            ---------------------------
                                            Shares
                                            Under       Weighted Avg.
                                            Options     Exercise Price
Outstanding, Beginning of year                251,450   $   34.73
Effect of Stock Split                               -           -
Granted-Options                               207,200   $   33.48
Exercised-Options                              20,000   $   32.57
Cancelled                                      40,700   $   40.17
Outstanding, End of year                      397,950   $   33.63

Weighted average of fair value of
   options granted during the year                      $   10.05
</TABLE)



   The following table summarizes certain information regarding stock options outstanding at December 31, 1998:
                    Options Outstanding                  Options Exercisable
           ----------------------------------------  -------------------------
                        Weighted Avg.
Range of   Number       Remaining      Weighted Avg. Number       Weighted Avg
Exercise   Outstanding  Contractual    Exercise      Exercisable  Exercise
Price      at 12/31/98  Life           Price         at 12/31/98  Price
---------- ----------- --------------  ------------  -----------  ------------
$15 to $18   658,800       6.5         $16.46        658,800      $16.46
$21 to $24   284,000       6.8         $22.00        254,000      $22.05
$25 to $30    60,000       9.3         $26.85         10,000      $25.38

   The Company applies the intrinsic value method for reporting compensation expense pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to its stock-based compensation plans. The Company recognized $0.1 million in compensation expense related to its stock-based compensation plan in 1998; however, no amounts were recognized in 1997 or 1996. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the fair value method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's proforma net income and earnings per share would have been as follows:

                                             1998      1997      1996
                                            ------     -------   -------
Net Income (in thousands)                   $9,022     $14,208   $12,032
Earnings per share, basic                   $1.09      $  1.71   $  1.39
Earnings per share, diluted                 $1.07      $  1.67   $  1.38


   The fair value of the options granted during 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 3.4 percent to 4.2 percent b) expected volatility of 37.7 percent to 38.8 percent, c) risk-free interest rate of 4.7 percent to 5.7 percent and d) expected life of eight years.

   The fair value of the options granted during 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 3.6 percent to 4.1 percent b) expected volatility of 36.8 percent, c) risk-free interest rate of 6.2 percent to 6.7 percent and d) expected life of 10 years.

   The fair value of the options granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 5.3 percent to 5.5 percent b) expected volatility of 40.2 percent to 41.2 percent, c) risk-free interest rate of 5.7 percent to 7.6 percent and d) expected life of 10 years.

   The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts.

Employees' Stock Ownership Plan
   In February 1996, the Board of Directors extended the Employees' Stock
Ownership Plan ("ESOP"). All Employees with one year of service are participants. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there will be no employee contributions, participants will receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The ESOP borrowed $2.0 million from the Company in 1996 and used the proceeds to purchase treasury stock. Under the terms of the ESOP, the Company will make annual contributions over a 10-year period. At December 31, 1998, the unearned portion of the ESOP ($1.5 million) was recorded as a contra-equity account entitled "Unearned Compensation-ESOP."

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


Accumulated Other Comprehensive Income

   In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting
Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents certain changes in equity during the reporting period, including net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.
Reclassification adjustments represent gains or losses from investments realized in net income for each respective year. For the years ended December
31, 1998, 1997 and 1996, the components of accumulated other comprehensive income are as follows (in thousands):


                                   Net                        Accumulated
                                   unrealized      Minimum    other
                                   holding gain -  pension    comprehensive
                                   investments     liability  income
                                  ---------------  ---------  -------------
Balance at December 31, 1995      $54,614          $(899)     $53,715
Unrealized holding gains, net
  of tax of $ 2,391                 4,442              -        4,442
Reclassification adjustments, net
  of tax of $1,163                  2,159              -        2,159
Pension plan adjustment, net
  of tax of $67                         -            125          125
                                  -------          -----      -------
Balance at December 31, 1996       61,215           (774)      60,441

Unrealized holding gains, net
  of tax of $1,370                  2,546              -        2,546
Reclassification adjustment, net
  of tax of $17                       (33)             -          (33)
Pension plan adjustment, net
  of tax of $294                        -            546          546
                                   -------          -----     -------
Balance at December 31, 1997        63,728          (228)      63,500

Unrealized holding gains, net
  of tax of $1,383                   2,568             -        2,568
Reclassification adjustment, net
  of tax of $5                          (9)            -           (9)
Pension plan adjustment, net
  of tax of $40                          -           (74)         (74)
                                   -------          -----     -------
Balance at December 31, 1998       $66,287         $(302)     $65,985
                                   =======         ======     =======

14.   Segment Information

   Penn Virginia's operations are classified into two operating segments:

   Oil and Gas - crude oil and natural gas exploration, development and production.

   Coal and Land - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

                                                      Corporate
                        Oil and Gas   Coal and Land   and Other   Consolidated
                        -----------   -------------   ----------  ------------
                                             (in thousands)
December 31, 1998
Revenues                $ 21,108      $14,500         $ 2,647     $ 38,255
Operating income (loss)      256       10,619            (609)      10,266
Identifiable assets      102,698       63,424          90,809       256,931
Depreciation, depletion
   and amortization        6,460          589            113         7,162
Capital expenditures      13,789        9,792             42        23,623

                                                      Corporate
                        Oil and Gas   Coal and Land   and Other   Consolidated
                        -----------   -------------   ----------  ------------
                                             (in thousands)
December 31, 1997
Revenues                $ 24,868      $ 13,891       $  2,645  $  41,404
Operating income (loss)    9,405        10,692         (1,378)    18,719
Identifiable assets       99,073        46,950        101,207    247,230
Depreciation, depletion
   and amortization        5,920           516            113      6,549
Capital expenditures      13,784         9,402              6     23,192


                                                      Corporate
                        Oil and Gas   Coal and Land   and Other   Consolidated
                        -----------   -------------   ----------  ------------
                                             (in thousands)
December 31, 1996
Revenues                $ 23,119      $  8,264        $  2,750   $ 34,133
Operating income (loss)    8,332         5,754            (874)    13,212
Identifiable assets       90,657        38,696         100,161    229,514
Depreciation, depletion
   and amortization        6,576           196              59      6,831
Capital expenditures      10,081        19,076              61     29,218

   Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes. Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.

   For the year ended December 31, 1998, one customer of the oil and gas segment accounted for $4.8 million, or 13 percent, of the Company's consolidated revenues.

15.   Commitments and Contingencies

Rental Commitments

   Minimum rental commitments under all non-cancelable operating leases, primarily real estate, in effect at December 31, 1998 were as follows (in thousands):

Year ending December 31,
------------------------

1999                         $1,009
2000                           318
2001                            94
2002                            76
2003                            74
Thereafter                      68
                            ------
Total minimum payments      $1,639
                            ======

Legal

   The Company is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

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

Capitalized Costs Relating to Oil and Gas Producing Activities
                                          Year Ended December 31,
                                         1998       1997      1996
                                         -------    --------  ---------
                                               (in thousands)
Proved properties                        $ 49,126   $ 45,775   $ 46,744
Unproved properties                         1,408      1,202      1,267
Wells, equipment and facilities           104,404     99,055     87,832
Support equipment                           2,620      2,455      2,341
                                         --------   -------    --------
                                          157,558    148,487    138,184
Accumulated depreciation and depletion    (62,545)   (56,099)   (51,086)
                                         --------   -------    --------

Net capitalized costs                    $ 95,013   $ 92,388   $ 87,098
                                         ========   ========   ========

Costs Incurred in Certain Oil and Gas Activities
                                          Year Ended December 31,
                                         1998       1997      1996
                                         -------    --------  ---------
                                               (in thousands)
Proved property acquisition costs        $  3,351   $      73   $    250
Unproved property acquisition costs           206          90        189
Exploration costs                           2,022       3,346      2,604
Development costs and other                 8,698      10,560      7,305
                                         --------    -------    --------

Total costs incurred                     $ 14,277    $ 14,069   $ 10,348
                                         ========    ========   ========

Results of Operations for Oil and Gas Producing Activities

   The following schedule includes results solely from the production and sale of oil and gas and includes revenues from a natural gas contract settlement and charges for property impairments. It excludes general and administrative expenses and gains or losses on property dispositions. The income tax expense is calculated by applying the statutory tax rates to the revenues after deducting costs, which include depletion allowances and giving effect to oil and gas related permanent differences and tax credits.

Costs Incurred in Certain Oil and Gas Activities
                                          Year Ended December 31,
                                         1998       1997      1996
                                         -------    --------  ---------
                                               (in thousands)
Revenues                                 $ 20,817   $ 22,488   $ 21,989
Other oil and gas revenue                       -          -        611
Production costs                            4,746       5,425     5,113
Exploration costs                             488       1,439       402
Depreciation and depletion                  6,695       5,920     6,576
Impairment of oil and gas properties        4,641           -         -
                                         --------   ---------  --------
                                            4,247       9,704    10,509
Income tax expense                          1,062       2,807       981
                                         --------   ---------  --------
Results of operations                    $  3,185    $  6,897  $  9,528
                                         ========    ========  ========


Oil and Gas Reserves

   The following schedule presents the estimated oil and gas reserves owned by Penn Virginia. This information includes Penn Virginia's royalty and net working interest share of the reserves in western Virginia, southern West
Virginia and eastern Kentucky.  Net proved oil and gas reserves at December
31, 1998 and 1997 were estimated by Wright and Company, Inc. of Brentwood,
Tennessee. Net proved oil and gas reserves at December 31, 1996 were estimated by the Company's engineers and were reviewed by Williamson Petroleum
Consultants, Inc. of Houston, Texas.  All reserves are located in the United
States.

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


   Net quantities of proved reserves and proved developed reserves during the periods indicated are set forth in the tables below:
                                                Oil and          Natural
Proved Developed and                            Condensate       Gas
Undeveloped Reserves:                           (MBbls)          (MMcf)
                                                ----------       --------
December 31, 1995                                    431         170,261
Revisions of previous estimates                       70           7,861
Extensions, discoveries and other additions            -           4,579
Production                                           (47)         (7,483)
Purchase of reserves                                   -             230
                                                    ----         -------
December 31, 1996                                    454         175,448
Revisions of previous estimates                       10         (10,538)
Extensions, discoveries and other additions            3          17,848
Production                                           (38)         (7,755)
Purchase of reserves                                   -             304
Sale of reserves in place                             (5)         (3,745)
December 31, 1997                                    424         171,562
Revisions of previous estimates                      (53)        (11,978)
Extensions, discoveries and other additions            -           7,885
Production                                           (30)         (8,056)
Purchase of reserves                                   -           4,495
Sale of reserves in place                              -             (35)
                                                    ----         -------
December 31, 1998                                    341         163,873
                                                    ====         =======

Proved Developed Reserves:

   December 31, 1996                                 390         105,113
                                                    ====         =======

   December 31, 1997                                 364         110,259
                                                    ====         =======

   December 31, 1998                                 313         118,146
                                                    ====         =======

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

   Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties. In addition, the effects of statutory depletion in excess of tax basis, available net operating loss carryforwards and alternative minimum tax credits were used in computing future income tax expense. The resulting annual net cash inflows were then discounted using a 10 percent annual rate.

                                                       December 31,
                                               1998       1997       1996
                                              ---------   ---------  --------
                                                       (in thousands)
Future cash inflows                            $354,567   $539,781   $666,658
Future production costs                         123,007    144,129    163,477
Future development costs                         26,128     36,537     38,639
                                               --------   --------   --------
                                                205,432    359,115    464,542
Future income tax expense                        28,031     70,033    100,285
                                               --------   --------   --------
Future net cash flows                           177,401    289,082    364,257
10% annual discount for estimated timing
  of cash flows                                 101,737    169,987    210,966
                                               --------   --------   --------

Standardized measure of discounted future
  net cash flows                               $ 75,664   $119,095   $153,291
                                               ========   ========   ========

Changes in Standardized Measure of Discounted Future Net Cash Flows
                                                  Year Ended December 31,
                                               1998       1997      1996
                                               ---------  --------  --------
                                                       (in thousands)

Sales of oil and gas, net of production costs   $(16,071) $(17,063) $(16,876)
Net changes in prices and production costs       (57,646)  (35,686)   59,168
Extension, discoveries and additions,
   net of costs                                    4,906    14,318     3,932
Development costs incurred during the period       5,289     3,070     5,456
Revisions of previous quantity estimates          (6,735)   (9,036)    9,412
Purchase of minerals-in-place                      2,896       270       275
Sale of minerals-in-place                            (26)   (4,990)        -
Accretion of discount                             14,059    17,548    11,719
Net change in income taxes                        12,006       701    (4,150)
Other changes                                     (2,109)   (3,328)   (3,879)
                                                --------  --------   --------
Net increase (decrease)                          (43,431)  (34,196)   65,057
Beginning of year                                119,095   153,291    88,234
                                                --------  --------   --------

End of year                                     $ 75,664  $119,095   $153,291
                                                ========  ========   ========


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

   None.


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


PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)          Financial Statements
        1.   Financial Statements - The financial statements filed herewith are listed in the Index to Financial Statements on page 28 of this report.
        2.   All schedules are omitted because they are not required,
             inapplicable or the information is included in the consolidated financial statements or the notes thereto.
        3.   Exhibits
     (3.1)   Amended and restated articles of incorporation of the Company.
     (3.2)   Amended bylaws of the Company (incorporated by reference to
             Exhibit 3.2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1998.
             (Commission File No. 0-753)).
     (4.1)   Rights Agreement dated as of February 11, 1998 between Penn
             Virginia Corporation and American Stock Transfer & Trust Company,
             as Agent (incorporated by reference to Exhibit 1.1 to the
             Company's Registration Statement on Form 8-A filed with
             Securities and Exchange Commission on February 20, 1998.
             (Commission File No. 0-753)).
    (10.1)   Credit Agreement dated August 21, 1996 between Penn Virginia
             Corporation and Chase Bank of Texas (formerly Texas Commerce
             Bank National Association), as Agent (incorporated by reference to Exhibit 4 to the Company's quarterly report on Form 10-Q filed for the quarter ended September 30, 1996 (Commission File
             No. 0-753)).
    (10.2)   First Amendment to Credit Agreement dated as of May 1, 1997 between Penn Virginia Corporation and Texas Commerce Bank
             National Association, as Agent (incorporated by reference on Form
             8-K filed on December 5,1997 (Commission File No. 0-753)).
    (10.3)   Copies of various other long-term debt instruments and agreements of the Company are not filed pursuant to Item 601(b)(4)(iii)(A)
             of Regulation S-K, and the Company agrees to furnish copies of such debt instruments and agreements to the Commission upon request.
    (10.4)   Penn Virginia Corporation and Affiliated Companies Employees'
             Stock Ownership Plan, as amended (incorporated by reference to
             Exhibit 19 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1986 (Commission File No. 0-753)).
    (10.5)   Penn Virginia Corporation 1980 Incentive Stock Option Plan
             (incorporated by reference to Appendix 5 of the Prospectus comprising part of the Company's Registration Statement on Form
              S-8 filed with the Securities and Exchange Commission on May 13,
             1982 ( Registration No. 2-77500)).
    (10.6)   Form of agreement to evidence stock options and stock
             appreciation rights granted under the Penn Virginia Corporation
             1980 Incentive Stock Option Plan ( incorporated by reference to
             Exhibit 15.1(b) to the Company's Registration Statements on Form
             S-8 filed with the Securities and Exchange commission on May 13,
             1982 ( Registration No. 2-77500)).
    (10.7)   Amendment No. 1 to Penn Virginia Corporation 1980 Incentive Stock
             Option Plan (incorporated by reference to Exhibit 19.1 to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 1987 (Commission File No. 0-753)).
    (10.8)   Penn Virginia Corporation and Affiliated Companies' Employees'
             Retirement/Savings Plan (incorporated by reference to Exhibit
             18(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991
             (Registration No. 33-40430)).
    (10.9)   The Company has adopted a policy concerning severance benefits for certain senior officers of the Company. The description of such policy is incorporated herein by reference to the
             description of such policy contained in the Company's definitive
             Proxy Statement dated March 31, 1997.
   (10.10)   Penn Virginia Corporation 1994 Stock Option Plan ( incorporated by reference to Annex A of the Company's definitive Proxy
             Statement dated March 28, 1995 (Commission File No. 0-753)).
   (10.11)   Penn Virginia Corporation 1995 Directors' Stock Option Plan
             (incorporated by reference to Annex B of the Company's definitive
             Proxy Statement dated March 28, 1995 (Commission File No. 0-
             753)).
      (21)   Subsidiaries of the Company.
    (23.1)   Consent of Arthur Andersen LLP


(b)          Reports on Form 8-K
             The Company has not filed any reports on Form 8-K

      (27) Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)



