Form 10-Q
period 1999-03-31
PENN VIRGINIA CORP
filed 1999-05-12
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the period ended March 31, 1999

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

                        Yes [X]     No [ ]

Number of shares of common stock of registrant
  outstanding at May 7, 1999:  8,385,104



            PENN VIRGINIA CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Unaudited
                 (in thousands, except share data)

                                             Three Months
                                             Ended March 31,
                                          --------------------
                                           1999         1998
                                          ------       -------
Revenues:
   Oil and condensate                     $   55       $   117
   Natural gas                             3,978         4,991
   Natural gas royalties                     404           363
   Coal royalties                          3,732         2,531
   Timber                                    249           209
   Dividends                                 662           662
   Other income                              464           191
                                          ------        ------
      Total revenues                       9,544         9,064

Expenses:
   Operating expenses                        959           967
   Exploration expenses                       85            49
   Taxes other than income                   700           681
   General and administrative              2,002         1,781
   Loss on the sale of property                -             4
   Depreciation, depletion, amortization   1,963         1,822
                                          ------        ------
   Total expenses                          5,709         5,304
Operating Income                           3,835         3,760

Other (Income) Expense:
  Interest expense                           563           489
  Other income                              (365)         (816)
                                       ---------     ---------
  Income before income tax                 3,637         4,087
  Income tax expense                         722           935
                                       ---------      --------
Net Income                             $   2,915     $   3,152
                                       =========     =========


Net Income per share, basic                 0.35          0.38
                                       =========     =========
Net Income per share, diluted               0.35          0.37
                                       =========     =========

Weighted average shares outstanding        8,371         8,278



The accompanying notes are an integral part of these condensed consolidated financial statements.


               PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)


                                                 March 31,        December 31,
                                                    1999             1998
                                                 ----------       ------------
                                                    (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                        $    490         $     225
  Accounts receivable                                 2,821             5,682
  Current portion of long-term notes receivable         373               364
  Current deferred income taxes                         577               577
  Other                                                 562               680
                                                   --------         ---------
           Total current assets                       4,823             7,528
                                                   --------         ---------

Investments                                          87,251           104,819
Long-term notes receivable                            2,978             3,079

Oil and gas properties; wells and equipment,
      using the successful efforts method of
      accounting                                    158,222           157,558
Other property, plant and equipment                  53,445            52,455
   Less: Accumulated depreciation, depletion
      and amortization                              (70,688)          (68,745)
                                                   --------         ---------
           Total property, plant and equipment      140,979           141,268
                                                   --------         ---------
Other assets                                            212               237
                                                   --------         ---------

   Total assets                                    $ 236,243        $ 256,931
                                                   =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

               PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands)

                                                      March 31,   December 31,
                                                         1999         1998
                                                      ----------  -----------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on long-term debt               $    31        $    31
Accounts payable                                         271          1,397
Accrued expenses                                       3,509          5,039
Taxes on income                                          418            576
                                                     -------        -------
   Total current liabilities                           4,229          7,043
                                                     -------        -------

Other liabilities                                      3,457          2,875
Deferred income taxes                                 32,982         38,787
Long-term debt                                        35,408         37,967
                                                     -------        -------
   Total liabilities                                  76,076         86,672
                                                     -------        -------

Commitments and contingencies

Shareholders' equity
Preferred stock of $100 par value-
   authorized 100,000 shares; none issued
Common stock of $6.25 par value-
   authorized 16,000,000 shares, issued 8,921,866
   shares in 1999 and 1998                            55,762         55,762
Other paid in capital                                  8,362          8,441
Retained earnings                                     54,956         53,924
Accumulated other comprehensive income                54,565         65,985
                                                     -------        -------
      173,645      184,112
Less: 540,565 shares in 1999 and 555,050 in 1998
   of common stock held in treasury, at cost          12,078         12,403
Unearned compensation - ESOP                           1,400          1,450
                                                     -------        -------

      Total shareholders' equity                     160,167        170,259
                                                     -------        -------

Total liabilities and shareholders' equity          $236,243       $256,931
                                                    ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 PENN VIRGINIA CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - Unaudited
                          (in thousands)

                                                     Three Months
                                                     Ended March 31,
                                                  --------------------
                                                   1999         1998
                                                  ------       -------
Cash flow from operating activities:
Net Income                                        $ 2,915    $ 3,152
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation, depletion, and amortization       1,963        1,822
    (Gain), loss on sale of property                    -            4
    Deferred income taxes                             343            -
    Other                                            (195)        (562)
    Decrease in current assets                      2,978        2,904
    Decrease in current liabilities                (2,815)      (1,539)
    Increase in other assets                            2          (44)
Increase (decrease) in other liabilities              587          178
                                                  -------      -------
      Net Cash provided by operating activities     5,778        5,915
                                                  -------      -------

Cash flows from investing activities:
    Payments received on long-term notes receivable   283        1,489
    Proceeds from sale of fixed assets                  -           21
    Capital expenditures                           (1,635)        (820)
                                                  -------      -------
      Net Cash provided (used) by investing
       activities                                  (1,352)         690
                                                  -------      -------

Cash flows from financing activities:
    Dividends paid                                 (1,883)      (1,862)
    Repayment of long-term debt principal          (2,575)      (2,825)
    Issuance of stock                                 297           72
                                                  -------      -------
      Net Cash provided (used) by financing
       activities                                  (4,161)      (4,615)
                                                  -------      -------

Net increase in cash and cash equivalents             265        1,990
Cash and cash equivalents-beginning of period         225          831
                                                   ------       ------
Cash and cash equivalents-end of period           $   490      $ 2,821
                                                  =======      =======

Supplemental disclosures of cash flow information:
    Cash paid to date for:
      Interest                                    $   585      $   463
      Income taxes                                    600            -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          PENN VIRGINIA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1999


(1)     ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1998 Annual Report on Form 10-K. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1999.     Certain reclassifications have been made to conform to
the current period's presentation.


(2)     SECURITIES

        The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at March 31, 1999 were as follows:

                                                  Gross Unrealized      Market
                                          Cost    Holding Gain (loss)   Value
                                         ------- -------------------   -------
Available-for-sale:
Norfolk Southern Corporation              $ 2,839   $84,389            $87,228
Other                                           -        23                 23
                                          -------   -------            -------
                                          $ 2,839   $84,412            $87,251

(3)     LEGAL

        The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

(4)     EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the quarters ended March 31, 1999 and 1998.


                                                  March 31, 1999
                                  --------------------------------------------
                                   Income            Shares          Per Share
                                   (Numerator)       (Denominator)   Amount
                                  ------------       -------------   ---------
                                    (in thousands, except per share amounts)
Basic EPS:
Income from continuing operations   $  2,915           8,371          $  0.35
Dilutive Securities:
Stock options                              -             77
Diluted EPS:
                                    --------           -----          -------
Income from continuing operations   $  2,915           8,448          $  0.35

                                                 March 31, 1998
                               -----------------------------------------------
                                Income              Shares           Per Share
                                (Numerator)         (Denominator)    Amount
                               ------------         -------------    ---------
                                   (in thousands, except per share amounts)

Basic EPS:
Income from continuing operations  $  3,152          8,278            $  0.38
Dilutive Securities:
Stock options                              -           234
Diluted EPS:
                                    --------          -----            -------
Income from continuing operations   $  3,152          8,512            $  0.37

(5)     COMPREHENSIVE INCOME

        Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three month periods ended March 31, 1999 and 1998, the components of comprehensive income are as follows:

                                                             Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                         1999         1998
                                                         --------     --------
Net income                                               $  2,915     $  3,152
Unrealized holding gains (losses) on available-for-sale
  securities, net of tax of $(6,148) and $7,962 ,
  respectively                                            (11,420)      14,786
                                                         --------     --------
Comprehensive income (loss)                              $ (8,505)   $  17,938

(6)     SEGMENT INFORMATION

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

       Coal and Land - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

                                                     Corporate
                        Oil and Gas  Coal and Land   and Other    Consolidated
                        -----------  -------------   ----------   ------------
                                           (in thousands)
March 31, 1999
Revenues                 $ 4,576      $ 4,307         $   661     $  9,544
Operating income (loss)      869        3,265            (299)       3,835
Identifiable assets       96,242       70,449          69,552      236,243

                                                     Corporate
                        Oil and Gas  Coal and Land   and Other    Consolidated
                        -----------  -------------   ----------   ------------
                                           (in thousands)

March 31, 1998
Revenues                $ 5,543        $ 2,858         $   663    $  9,064
Operating income (loss)   1,750          2,093             (84)      3,760

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates in two business segments: oil and gas and coal and land. The oil and gas segment explores for, develops and produces crude oil and natural gas in western Virginia, southern West Virginia and eastern Kentucky. The Company also owns mineral rights to oil and gas reserves. The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and land assets. Selected operating and financial data by segment is presented below.

         Penn Virginia's Houston office is now staffed and the initial acquisition focus has been on properties in southern Louisiana, south Texas and Mississippi. In addition, the Company continues to evaluate Appalachian natural gas property acquisition opportunities.

Results of Operations - First Quarters of 1999 and 1998 Compared

         Penn Virginia reported 1999 first quarter consolidated earnings of $2.9 million or $0.35 per share (diluted), compared with $3.2 million or $0.37 per share (diluted) for the first quarter of 1998. On a consolidated basis, revenues increased $0.5 million, primarily as a result of increased coal production by the Company's lessees, offset by price decreases in the oil and gas segment. Expenses on a consolidated basis were $0.4 million higher than the 1998 comparable period. The aforementioned Houston office was the primary reason for a $0.2 million increase in general and administrative expenses and a $0.1 increase in consolidated depreciation, depletion and amortization was primarily related to the coal and land segment. Interest expense for the first quarter of 1999 increased $0.1 million over the comparable 1998 period due to draws on the Company's Revolver for capital expenditures in the last half of 1998.

Oil and Gas Segment

         Operating income for the oil and gas segment was $0.9 million for the first quarter of 1999, compared with $1.7 million for the first quarter of 1998. Operational and financial data for the Company's oil and gas segment for the first quarter of 1999 and 1998 is summarized as follows:

                          Operations Summary
                                                         Three Months
                                                        Ended March 31,
                                                      -------------------
                                                      1999         1998
                                                      ------       ------
Production
Natural gas (MMcf)-Working Interest                    1,851        1,913
Natural gas (MMcf)-Royalty Interest                      188          140
Oil and condensate (MBbls)                                 7            9
Production, MMcfe                                      2,081        2,107

Average Realized Prices
Natural gas ($/Mcf)- Working Interest                  $2.15       $ 2.61
Natural gas ($/Mcf)- Royalty Interest                   2.15         2.59
Oil and condensate ($/Bbl)                              7.86        13.00

Average Costs (per MMcfe)
Lease operating                                        $0.44       $ 0.45
Exploration expenses                                    0.01         0.02
Taxes other than on income                              0.27         0.26
General and administrative                              0.26         0.29
Depreciation, depletion and amortization                0.80         0.78

         All of the Company's first quarter 1999 working interest natural gas production was sold at market prices, compared with 50 percent of production in the comparable 1998 period. The remaining 50 percent of 1998 working interest natural gas production was sold under fixed-price term contracts.
The Company has fixed-price term contracts totaling 6,300 Mcf per day which begin in April and June of 1999 and expire in August and October of 1999. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. In the first quarter of 1999, the Company recognized a $0.2 million gain on hedging activities, compared with a $0.2 million loss in the first quarter of 1998. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                              Hedging Summary
                              ---------------
                                                         Three Months
                                                        Ended March 31,
                                                      -------------------
                                                      1999         1998
                                                      ------       ------

Natural gas prices ($/Mcf):
Actual price received for production                  $2.04        $2.71
Effect of hedging activities                            0.11       (0.10)
Average price                                           2.15        2.61


                           Financial Summary
                           -----------------
                                                         Three Months
                                                        Ended March 31,
                                                      -------------------
                                                      1999         1998
                                                      ------       ------
                                                         (in thousands)
                                                          (Unaudited)
Revenues:
Oil and condensate                                    $   55       $  117
Natural gas                                            3,978        4,991
Natural gas royalties                                    404          363
Other income                                             139           72
                                                      ------       ------
       Total revenues                                  4,576        5,543
                                                      ------       ------

Expenses:
Operating expenses                                       907          939
Exploration expenses                                      24           37
Taxes other than income                                  563          556
General and administrative                               539          606
Loss on the sale of property                               -            4
Depreciation and depletion                             1,674        1,651
                                                      ------       ------
       Total expenses                                  3,707        3,793
                                                      ------       ------

Operating Income                                      $  869       $1,750
                                                      ======       ======

Oil and Condensate Sales. Oil sales decreased $62,000, or 53 percent, in the first quarter of 1999, compared with the same period of 1998. Prices per barrel were lower, averaging $7.86 per barrel (Bbl) for 1999 compared with $13.00 per Bbl for 1998. Also, oil volume was down 2 MBbls for first quarter of 1999 compared with 1998.

Natural Gas. Natural gas sales decreased $1.0 million, or 20 percent, in the first quarter of 1999, compared with the same period of 1998. Natural gas prices were down approximately 18 percent in the first quarter of 1999 compared with the first quarter of 1998. The average price received by the Company for its working interest gas was $2.15 per thousand cubic feet (Mcf) compared with $2.61 per Mcf for the same period of 1998.

Natural Gas Royalties. Oil and gas royalties increased $41,000, or 11 percent, in the first quarter of 1999, compared with the same period of 1998. The variance resulted from a 34 percent increase in volumes, offset by a decrease in pricing from $2.59 in the first quarter of 1998 to $2.15 in the first quarter of 1999.

Operating Expenses. Operating expenses for the first quarter of 1999 were $907,000, which is a decrease of $32,000, or three percent, compared with the first quarter of 1998. On a MMcfe basis, operating expenses remained relatively constant at $0.44 in 1999 versus $0.45 in 1998.

Exploration Expenses. Exploration expenses for the first quarter of 1999 remained relatively constant at $24,000, compared with $37,000 in the first quarter of 1998.

Taxes other than on Income. Taxes other than on income increased $7,000, or one percent, in the first quarter of 1999, compared with the same period in 1998. On a MMcfe basis, taxes other than on income remained relatively constant at $0.27 cents in 1999 versus $0.26 cents in 1998.

General and Administrative. General and administrative expenses decreased to $539,000, or $0.26 per MMcfe, in the first quarter of 1999 from $606,000, or $0.29 per MMcfe, in 1998. This decrease is a result of the fourth quarter 1998 restructuring.

Depreciation and Depletion. Depreciation and depletion expense increased $23,000, or one percent, from $1,651,000 in the first quarter of 1998 to $1,674,000 in 1999. The rate increased from $0.78 per Mcfe in the first quarter of 1998 to $0.80 per Mcfe in the first quarter of 1999. The adjustments in reserve estimates at December 31, 1998 which were primarily related to year end commodity prices, caused a minor fluctuation in the 1999 depletion rate.

Coal and Land Segment

   Operating income for the coal and land segment was $3.3 million for the first quarter of 1999, compared with $2.1 million for the first quarter of 1998. Operational and financial data for the Company's coal segment for the 1999 and 1998 first quarter is summarized in the following tables:

Operations Summary
------------------
                                                         Three Months
                                                        Ended March 31,
                                                      -------------------
                                                      1999         1998
                                                      ------       ------
Production
Timber (Mbf)                                            1,114         984
Coal tons (000's)                                       1,706       1,221

Average Realized Prices
Timber ($/Mbf)                                        $   204     $   191
Coal royalties ($/ton)                                   2.19        2.07

Average Costs (per ton)
Lease operating                                       $  0.03     $  0.03
Exploration expenses                                     0.03        0.01
Taxes other than on income                               0.06        0.07
General and administrative                               0.34        0.41
Depreciation, depletion and amortization                 0.15        0.12

Financial Summary
-----------------
                                                         Three Months
                                                        Ended March 31,
                                                      -------------------
                                                      1999         1998
                                                      ------       ------
                                                         (in thousands)
                                                           (Unaudited)
Revenues:
Coal royalties                                        $ 3,732     $ 2,531
Timber sales                                              249         209
Other income                                              327         119
       Total revenues                                   4,308       2,859

Expenses:
Operating expenses                                         52          28
Exploration expenses                                       44          11
Taxes other than income                                   105          86
General and administrative                                582         498
Loss on the sale of property                                -           1
Depreciation and depletion                                260         142
       Total expenses                                   1,043         766

Operating Income                                      $ 3,265     $ 2,093


Coal Royalties. Coal royalties increased $1.2 million, or 47 percent, in the first quarter of 1999 compared with the same period in 1998. Coal production generated by the Company's lessees increased by 485,000 tons, or 40 percent, to 1,706,000 tons in the first quarter of 1999, compared with 1,221,000 tons in 1998. Lessee production in the first quarter of 1998 was enhanced by additional production on new leases and the Company's $6.3 million of acquisitions in 1998. Lessee production in the first quarter of 1998 was hindered by the loss of a sales contract by one lessee and financial difficulties experienced by another lessee. Additionally, power outages and coal transportation delays due to a severe snowstorm adversely affected the first quarter 1998 production of several of the Company's lessees. Furthermore, the average realization per ton increased to $2.19 in the first quarter of 1999 from $2.07 in the 1998 comparable period.

Timber Sales. Timber sales increased slightly to $249,000 in the first quarter of 1999 from $209,000 in the comparable 1998 period. Volume sold was 1,114 Mbf in the first quarter of 1999, compared with 984 Mbf in 1998. The average realized prices also increased from $191 per Mbf in the first quarter of 1998 to $204 per Mbf in the comparable period of 1999.
Other Income. Other income increased $208,000, or 175 percent, in the first quarter of 1999, compared with the first quarter of 1998. The increase is largely due to the receipt of lost minimums received from the Company's lessees.

Operating Expenses. Operating expenses increased from $28,000 in the first quarter of 1998 to $52,000 in the first quarter of 1999. The increase is a result of costs associated with the sale of timber on the Company's properties.

Exploration Expenses. Exploration expenses increased $33,000 to $44,000 in the first quarter of 1999 from $11,000 in the 1998 comparable period. The increase is a result of the timing of the startup of the Company's 1998 coal core drilling program.

Taxes other than Income. Taxes other than income increased $19,000, or 22 percent, from $86,000 in the first quarter of 1998 to $105,000 in the first quarter of 1999. On a per ton basis, taxes other than income remained relatively constant at $0.06 in 1999 versus $0.07 in 1998.

General and Administrative. General and administrative expenses increased $84,000, or 17 percent, in the first quarter of 1999, compared with the same period of 1998. The variance is primarily related to an increase in legal fees incurred by the Company to pursue the potential recoverability of coal reserves.

Depreciation and Depletion. Depreciation and depletion increased to $260,000, or $0.15 per ton, in the first quarter of 1999 from $142,000, or $0.12 per ton, in the 1998 comparable period. The depletion rate, on a per ton basis, increased due to the Company's 1998 acquisitions.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows from Operating Activities.

   Funding for the Company's activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $5.8 million in the first quarter of 1999, compared with $5.9 million in the first quarter of 1998. The Company's cash balance increased to $0.5 million at March 31, 1999, compared with $0.2 million at December 31, 1998.

Cash Flows from Investing Activities.

   During the first quarter of 1999, the Company used $1.4 million in investing activities. Capital expenditures totaled $1.6 million in the first quarter of 1999, compared with $0.8 million in the first quarter of 1998. The Company expended $0.9 million in 1999 to complete its unit train loadout in Virginia which became operational in March 1999. The loadout is a computerized state-of-the-art facility capable of blending coals, sampling coal quality, loading and weighing 90 to 108 railcars (a unit train) with 100 to 120 tons of coal each in four hours. Initial annualized throughput is expected to be 1.5 to 2.0 million tons. The facility has capacity of up to four million tons annually and currently serves two of the Company's lessees.
 Additionally, the Company incurred additional capital expenditures relating to the drilling and development of wells in the oil and gas segment in the first quarter of 1999. Of the 30 to 40 development wells scheduled for drilling in 1999, 2.5 net wells had been drilled by the end of the first quarter.

Cash Flows from Financing Activities.

   Net cash used in investing activities totaled $4.2 in the first quarter of 1999, compared with $4.6 million in 1998. Penn Virginia paid $1.9 million of dividends in the first quarter of 1999 and also used $2.6 million as a repayment of long-term debt. The Company had additional debt capacity of $40.4 million at March 31, 1999 under a committed revolving credit facility (the "Revolver") with a group of major U.S. banks. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions, among other requirements. The outstanding balance on the Revolver was $34.6 million at March 31, 1999 and $37.1 million at December 31, 1998. Management believes its portfolio of investments and sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

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

   Based on information known at this time, the Company expects to be Year 2000 compliant in all material respects in a timely manner and does not believe that Year 2000 compliance will have a material adverse effect on the Company. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $100,000. Of this amount, less than $10,000 has been incurred through March 31, 1999.

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

   SFAS No. 133 is effective as of the beginning of fiscal years beginning after June 15, 1999 with earlier application allowed as of the beginning of any quarter beginning after issuance. Penn Virginia intends to adopt SFAS No. 133 in 2000 and, under present conditions, does not expect adoption to have a significant impact on the Company's financial position, results of operations or liquidity.

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

PART II   Other information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

   (27)   Financial Data Schedule

(b)   Reports on Form 8-K

   No reports on Form 8-K were filed for the quarter ended March 31, 1999

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PENN VIRGINIA CORPORATION



Date:  May 14, 1999               By:  /s/ Steven W. Tholen
       ------------                    -------------------------
                                       Steven W. Tholen
                                       Vice President and
                                         Chief Financial Officer



Date:  May 14, 1999               By:  /s/ Ann N. Horton
       ------------                    ------------------------------
                                       Ann N. Horton
                                       Controller and
                                         Principal Accounting Officer

                             PENN VIRGINIA CORPORATION

                                      INDEX

                                                                      PAGE
                                                                      ----
PART I  Financial Information:
------

Item 1.   Financial Statements

Condensed Consolidated Statements of Income for the Three                1
Months Ended March 31, 1999 and 1998

Condensed Consolidated Balance Sheets as of March 31, 1999 and           2
December 31, 1998

Condensed Consolidated Statements of Cash Flows for the Three            4
Months Ended March 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements                     5

Item 2.   Management's Discussion and Analysis of Financial Condition    8
and Results of Operations


PART II  Other Information
-------

Item 6.   Exhibits and Reports on Form 8-K                              16
