Form 10-Q
period 1999-06-30
PENN VIRGINIA CORP
filed 1999-08-13
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 1999

                               or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from       to

                         PENN VIRGINIA CORPORATION
                    (Exact name of registrant as specified in its charter)

          Virginia                                  23-1184320
     (State or other jurisdiction of              (I.R.S.Employer
     incorporation or organization)                Identification No.)


   100 MATSONFORD ROAD SUITE 200
   RADNOR, PA                                        19087
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


Number of shares of common stock of registrant
outstanding at August 6, 1999:  8,921,866

             PENN VIRGINIA CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME - unaudited
                (in thousands, except  share amounts)


                                Three Months         Six Months
                               Ended June 30,      Ended June 30,
                                1999      1998       1999     1998
Revenues:
Natural gas                 $   4,087   $ 4,667   $ 8,065   $ 9,658
Oil and condensate                110        96       165       213
Natural gas royalties             411       390       815       753
Coal royalties                  4,242     2,582     7,974     5,113
Timber                            361       618       610       827
Dividends                         661       661     1,323     1,323
Gain on sale of property            -        24         -        24
Other income                      634       940     1,098     1,131
     Total revenues            10,506     9,978    20,050    19,042

Expenses:
Operating expenses              1,148       950     2,107     1,917
Exploration expenses              589       219       674       268
Taxes other than income           623       666     1,323     1,347
General and administrative      2,145     2,147     4,147     3,928
Loss on sale of property           -         1          -         5
Depreciation, depletion,        1,959     1,729     3,922     3,551
amortization

     Total expenses             6,464     5,712    12,173    11,016

Operating Income                4,042     4,266     7,877     8,026

Other (Income) Expense:
Interest expense                  508       510     1,071       999
Gain on sale of securities         -      (14)          -      (14)
Other income                    (356)     (654)     (721)   (1,470)
Income before income tax        3,890     4,424     7,527     8,511
Income tax expense                725       758     1,447     1,693
Net Income                  $   3,165 $   3,666 $   6,080 $   6,818


Net Income per share, basic      0.38      0.44      0.72      0.82

Net Income per share, diluted    0.37      0.43      0.72      0.80

Weighted average shares         8,410     8,291     8,391     8,285
outstanding


   The accompanying notes are an integral part of these condensed consolidated financial statements.

             PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)


                                                June 30,     December 31,
                                                   1999          1998
                                              (unaudited)

     ASSETS

Current assets
  Cash and cash equivalents                 $      113      $      225
  Accounts receivable                            4,900           5,682
  Current portion of long-term notes receivable    382             364
  Current deferred income taxes                    577             577
  Other                                            635             680
       Total current assets                      6,607           7,528

Investments                                     99,653          104,819
Long-term notes receivable                       2,878            3,079

Oil and gas properties; wells and
   equipment, using the successful efforts     160,447           157,558
   methods of accounting
Other property, plant and equipment             54,281            52,455
       Less: Accumulated depreciation,         (72,625)          (68,745)
          depletion and amortization
        Total property, plant and equipment    142,103           141,268

     Other assets                                  189               237

        Total assets                          $251,430          $256,931


   The accompanying notes are an integral part of these condensed consolidated financial statements.

             PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands)


                                                 June 30,  December 31,
                                                   1999      1998
                                                  (unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
     Short-term debt                       $        1,678   $     -
     Current installments on long-term debt            31        31
     Accounts payable                                 691     1,397
     Accrued expenses                               3,992     5,039
     Taxes on income                                  185       576

        Total current liabilities                   6,577      7,043


     Other liabilities                              3,366     2,875
     Deferred income taxes                         37,216    38,787
     Long-term debt                                34,002    37,967
        Total liabilities                          81,161    86,672

     Commitments and contingencies                   -          -

     Shareholders' equity
     Preferred stock of $100 par value-
       100,000 shares authorized; none issued        -          -
     Common stock of $6.25 par value -
        16,000,000 shares authorized;
         8,921,866 shares issued                   55,762    55,762
     Other paid-in capital                          8,154     8,441
     Retained earnings                             56,226    53,924
     Accumulated other comprehensive income        62,626    65,985
                                                  182,768   184,112
     Less: Treasury stock, at cost -
           498,902 shares in 1999
           and 555,050 in 1998                     11,149    12,403
        Unearned compensation - ESOP                1,350     1,450

        Total shareholders' equity                170,269   170,259

     Total liabilities and shareholders' equity $ 251,430  $256,931


   The accompanying notes are an integral part of these condensed consolidated financial statements.

             PENN VIRGINIA CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED CASH FLOW STATEMENTS-unaudited
                           (in thousands)

                                   Three Months              Six Months
                                  Ended June 30,            Ended June 30,
                                  1999      1998            1999     1998
Cash flow from operating activities:
Net Income                        $ 3,165  $ 3,666        $ 6,080   $ 6,818
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation, depletion,        1,959    1,729          3,922     3,551
     and amortization
     Gain on sale of property, plant   -       (23)           -         (19)
       and equipment
     Deferred income taxes           (106)    1,017           237     1,017
       Dry hole expense               120       (13)          120       (13)
       Other                         (326)     (615)         (655)     (965)
       Changes in operating assets and liabilities:
       Current assets              (2,149)    1,236           829     4,140
         Current liabilities          671      (650)       (2,144)   (2,189)
         Other assets                   3     4,272             5     4,228
         Other liabilities            (96)   (2,032)          491    (1,858)
       Net Cash provided by
        operating activities       $ 3,241  $ 8,573       $ 8,885   $14,696


 Cash flows from investing activities:
  Proceeds from the sale of securities  -        17           -          17
  Proceeds from notes                  418      418           835     1,698
  Proceeds from sale of fixed assets    -        38           -          59
  Capital expenditures              (3,200)  (5,588)       (4,835)   (6,408)
    Net Cash used in investing
      activities                    (2,782)  (5,115)       (4,000)   (4,634)

Cash flows from financing activities:
  Dividends paid                    (1,895)   (1,867)       (3,778)   (3,729)
  Proceeds from debt borrowings      1,678       -           1,678        -
  Repayment of debt principal       (1,390)   (2,225)       (3,965)   (5,050)
  Issuance of stock                    771       613         1,068       685
     Net Cash used in
       financing activities         $ (836)  $(3,479)      $(4,997)  $(8,094)

Net increase (decrease) in cash
  and cash equivalents              $ (377)   $  (21)       $ (112)   $ 1,968
Cash and cash equivalents-beginning    490     2,820           225        831
Cash and cash equivalents-ending   $   113   $ 2,799       $   113     $ 2,799

Supplemental disclosures of cash flow information:
   Interest paid                   $   480   $   557        $ 1,065    $ 1,020
   Income taxes paid                 1,000       700          1,600        700

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PENN VIRGINIA CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1999


(1)  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1998 annual report on Form 10-K. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


(2)  SECURITIES

The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at June 30, 1999 were as follows (in thousands):

                                             Gross Unrealized   Market
                                   Cost        Holding Gain      Value
Available-for-Sale:
Norfolk Southern Corporation       $ 2,839       $96,790       $99,629
Other                                    -            24            24
                                   $ 2,839       $96,814       $99,653

(3)  LEGAL

The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

(4)  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations at June 30, 1999 and 1998.

                    Three Months Ended           Three Months Ended
                       June 30, 1999                 June 30, 1998
              Income      Shares     Per Share   Income     Shares    Per Share
             (Numerator)(Denominator) Amount    (Numerator)(Denominator)Amount
                    (in thousands except per share amounts)
Basic EPS:
Income from
 continuing
 operations $ 3,165      8,410      $0.38       $3,666      8,291    $0.44
Dilutive Securities:
Stock options     -         80                       -        240
Diluted EPS:
Income from
 continuing
 operations $ 3,165      8,490      $0.37      $3,666       8,531    $0.43

                  Six Months Ended            Six Months Ended
                   June 30, 1999               June 30, 1998
          Income     Shares      Per Share    Income  Shares       Per Share
          (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
                    (in thousands except per share amounts)
Basic EPS:
Income from
continuing
operations $6,080    8,391      $0.72        $6,818     8,285     $0.82
Dilutive
  Securities:
Stock options   -       78                        -       236
Diluted EPS:
Income from
 continuing
 operations $6,080    8,469      $0.72     $ 6,818      8,521    $ 0.80

(5)  COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three and six month periods ended June 30, 1999 and 1998, the components of comprehensive income are as follows:

                                Three Months         Six Months
                               Ended June 30,      Ended June 30,
                               1999      1998      1999      1998
                                           (in thousands)
Net  income              $    3,165     $3,666    $6,080    $6,818
Unrealized holding gains
 (losses), net of
  tax of $4,341, $(8,756),
  $(1,809), and
  $(795), respectively       8,061    (16,262)    (3,359)   (1,476)
Reclassification adjustment,
  net of tax of $5               -         (9)         -        (9)

Comprehensive income (loss) $11,226  $(12,605)    $ 2,721   $ 5,333

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

                                                      Corporate
                      Oil and Gas   Coal and Land     and Other     Consolidated
                                      (in thousands)
For the six months ended June 30, 1999
    Revenues        $ 9,494          $9,233          $1,323         $20,050
    Operating income
      (loss)          1,671           7,083           (877)           7,877

For the six months ended June 30, 1998
    Revenues         $10,803        $6,916         $1,323            $19,042
     Operating income
      (loss)           3,322         5,126           (422)             8,026


Identifiable assets
     June 30, 1999    98,418        71,153          81,859            251,430
     Dec. 31, 1998   102,698        63,424          90,809            256,931

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


(7)  SUBSEQUENT EVENTS

On July 9, 1999, Penn Virginia purchased certain oil and gas properties located in Mississippi for $13.7 million, subject to certain post-closing adjustments. The acquisition was funded by borrowings from the Company's revolving credit facility ("Revolver').

On July 1, 1999, the Company entered into an agreement to acquire fee mineral and lease rights to coal reserves and related assets in southern West Virginia for $31 million. The Company intends to use borrowings from their Revolver to complete the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in two business segments: oil and gas and coal and land. The oil and gas segment explores for, develops and produces crude oil and natural gas in Western Virginia, Southern West Virginia and Eastern Kentucky. The Company acquired certain oil and gas properties on July 9, 1999 for $13.7 million which are located in southern Mississippi. The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets an land assets.

In order to broaden and diversify its oil and gas operations, Penn Virginia's Houston, TX office continues to concentrate on property acquisitions located in Louisiana, Texas, Oklahoma and Mississippi.

On July 9, 1999, the Company successfully completed the purchase certain oil and gas properties located in Mississippi for $13.7 million, subject to certain post-closing adjustments The acquisition was funded by borrowings from the Company's Revolver. The properties hold 22 billion Bcfe of proved reserves and are 99 percent natural gas. The properties will be operated by Penn Virginia and currently produce 2.6 Mmcf of natural gas per day.

On July 1, 1999, the Company entered into an agreement to acquire fee mineral and lease rights to an aggregate of approximately 94 million tons of high quality coal reserves held in three separate properties located in southern West Virginia. Approximately 66 million tons will be owned by Penn Virginia with the remainder subject to long-term leases. The $31 million purchase is contingent upon, among other things, obtaining typical consents and is expected to close during the third quarter.

Results of Operations - Second quarters of 1999 and 1998 Compared.

Penn Virginia reported 1999 second quarter earnings of $3.2 million, or $0.37 per share (diluted), compared with $3.7 million, or $0.43 per share (diluted), for the third quarter of 1998. On a consolidated basis, revenues increased $0.5 million in the second quarter of 1999 primarily from increases in coal segment revenues, offset by a decline in natural gas prices.

Results of Operations - Six months of 1999 and 1998 Compared.

Penn Virginia reported 1999 six months earnings of $6.1 million, or $0.72 per share (diluted), compared with $6.8 million, or $0.80 per share (diluted), for the same period of 1998. On a consolidated basis, revenues increased $1.0 million, primarily from increases in coal segment revenues, offset by a decline in natural gas prices. Operating expenses on a consolidated basis were $1.2 million higher than the 1998 comparable period.

Selected operating and financial data by segment is presented below.

Oil and Gas Segment

Operating income for the oil and gas segment was $1.7 million for the six months ended June 30, 1999, compared with $3.3 million for the same period in 1998. Operational and financial data for the Company's oil and gas segment for the 1999 and 1998 three and six months ended June 30 is summarized in the following tables:

                            Operations Summary

                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                       1999      1998      1999      1998
Production
Natural gas (MMcf)-Working Interest     1,867     1,819     3,718     3,732
Natural gas (MMcf)-Royalty Interest       176       147       364       287
Oil and condensate (MBbls)                  9         8        16        17
Production, MMcfe                       2,097     2,014     4,178     4,121

Average Realized Prices
Natural gas ($/Mcf)- Working Interest    $  2.19   $  2.57   $  2.17   $    2.59
Natural gas ($/Mcf)- Royalty Interest       2.34      2.65      2.24        2.62
Oil and condensate ($/Bbl)                 12.59     12.00     10.55     12.53

Average Costs (per MMcfe)
Lease operating                         $   0.50  $   0.44  $   0.47  $   0.44
Exploration expenses                        0.20      0.03      0.11      0.02
Taxes other than income                     0.22      0.26      0.25      0.26
General and administrative                  0.25      0.33      0.25      0.31
Depreciation, depletion and amortization    0.79      0.77      0.79      0.78
  Total costs                            $  1.96   $  1.83   $  1.87   $  1.81

Penn Virginia's price risk program permits the utilization of agreements and financial instruments (such as futures, forward and option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas prices as they relate to the company's anticipated production. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains and losses on natural gas financial instruments designated as hedges of anticipated transactions are treated as deferred charges or credits, as applicable, on the balance sheet until recognized. Net gains and losses on such financial instruments, including accrued gains or losses upon maturity or termination of the contract, are recognized in operating income. Approximately half of the Company's 1999 working interest natural gas production was sold at market prices, with the remainder sold under fixed-price term contracts. In the second quarter of 1999, the Company recognized a $0.2 million loss on hedging activities compared with a $0.2 million loss in the second quarter of 1998. For the first six months of 1999, the Company recognized a gain of $0.1 million on hedging activities compared with a $0.4 million loss in 1998. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                              Hedging Summary

                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                        1999      1998      1999      1998
Natural gas prices ($/Mcf):
Actual price received for production   $ 2.27    $ 2.68     $ 2.15    $ 2.70
Effect of hedging activities            (0.08)    (0.11)      0.02     (0.11)
Average price                          $ 2.19    $ 2.57     $ 2.17    $ 2.59

                             Financial Summary

                                        Three Months         Six Months
                                       Ended June 30,      Ended June 30,
                                       1999      1998      1999      1998
                                               (in thousands)

Revenues:
Natural gas sales                     $ 4,087   $ 4,667   $ 8,065   $ 9,658
Oil and gas royalties                     411       390       815       753
Oil and condensate                        110        96       165       213
Gain on the sale of property                -         3          -       24
Other income                              310       103       449       154
     Total revenues                   $ 4,918   $ 5,259   $ 9,494   $10,802

Expenses:
Operating expenses                    $ 1,045   $   889   $ 1,952   $ 1,828
Exploration expenses                      424        58       448        95
Taxes other than income                   468       525     1,031     1,081
General and administrative                524       667     1,063     1,273
Loss on the sale of property              -           -         -         4
Depreciation and depletion              1,655     1,548     3,329     3,199
     Total expenses                     4,116     3,687     7,823     7,480

Operating Income                      $   802   $ 1,572   $ 1,671   $ 3,322

Results of Operations - Oil and Gas Segment

Revenues. Revenues decreased $0.3 million, or six percent, to $4.9 million in the second quarter of 1999, compared with $5.3 million for the same period of 1998. This decrease was primarily a result of a $0.6 million decrease in natural gas sales. Revenues for the six months of 1999 decreased $1.3 million, or 12 percent, to $9.5 million from the comparable 1998 amount primarily due to the average price received for natural gas.

Natural gas sales decreased $580,000, or 12 percent, in the second quarter of 1999 and $1.6 million, or 16 percent for the six months ended June 30, 1999, compared with 1998 amounts. Despite slight increases in natural gas volumes, the average price received for working interest natural gas declined 15 percent to $2.19 per thousand cubic feet (Mcf) in the second quarter and 16 percent to $2.17 per Mcf for the six months ended June 30, 1999, compared with 1998 amounts.

Oil and condensate revenues increased $14,000 and decreased $48,000 for the three and six months ended June 30, 1999 from $96,000 and $213,000 for the comparable periods in 1998. These fluctuations are attributable to the volatility in average prices received. While volumes remained relatively constant, prices increased five percent to $12.59 in the second quarter of 1999 and decreased 16 percent to $10.55 for the six months ended June 30, 1999, compared with the respective 1998 amounts.

Expenses. Expenses for the oil and gas segment increased to $4.1 million and $7.8 million for the three and six months ended June 30, 1999, respectively, compared with $3.7 million and $7.5 million for the same periods in 1998. These fluctuations are primarily due to increases in exploration expenses and depreciation and depletion, offset by a decrease in general and administrative expenses.

Lease operating expenses increased $156,000 and $124,000 for the three and six months ended June 30, 1999 from $889,000 and $1.8 million for the same periods in 1998. On a Mcfe basis, lease operating expenses increased to $0.47 cents for the first six months of 1999 from $0.44 cents in 1998. The increase was due to several repair and maintenance projects performed in June 1999 and increases in compressor rentals in various fields.

Exploration expenses increased to $424,000 and $448,000 for the three and six months ended June 30, 1999 from $58,000 and $95,000 for the same periods in 1998. These increases were related to dry hole costs and the purchase of additional seismic data.

Taxes other than income decreased 11 percent to $468,000 in the second quarter of 1999, compared with $525,000 in the same period of 1998. For the six months ended June 30, 1998, taxes other than income decreased five percent, to $1,031,000, from the comparable 1998 amount. The decrease resulted from less excise taxes being paid due to the relocation of the Company's oil and gas offices.

General and administrative expenses decreased 21 percent to $524,000 in the second quarter of 1999, compared with $667,000 in the same period of 1998. For the six months ended June 30, 1998, general and administrative expenses decreased 16 percent, to $1,063,000, from the comparable 1998 amount. The decrease relates to the December 1998 relocation of the offices for the oil and gas segment.

Depreciation and depletion increased to $1.7 million and $3.3 million for the three and six months ended June 30, 1999, compared with $1.5 million and $3.2 million for the same periods in 1998. Depreciation and depletion, on a Mcf basis remained relatively constant at $0.79 for the six months ended June 30, 1999, compared with $0.78 for the same period in 1998.

Coal and Land Segment

Operating income for the coal segment was $7.1 million for the six months of 1999 and $5.1 million for the comparable period of 1998. The coal segment's operational and financial data for the 1999 and 1998 second quarter and six month period is summarized in the following tables:

                             Operations Summary

                                Three Months        Nine Months
                               Ended June 30,      Ended June 30,
                               1999      1998      1999      1998


Production
Coal tons (000's)               2,043     1,346     3,749     2,567
Timber (Mbf)                    1,577     3,123     2,691     4,107

Average Realized Prices
Coal royalties ($/ton)        $  2.08   $  1.92   $  2.13   $  1.99
Timber ($/Mbf)                    220      172        213       186

Average Costs (per ton)
Lease operating              $   0.05  $   0.04  $   0.04  $   0.03
Exploration expenses             0.01      0.12      0.02      0.07
Taxes other than on income       0.06      0.09      0.06      0.08
General and administrative       0.29      0.40      0.32      0.40
Depreciation, depletion and
   amortization                  0.13      0.11      0.14      0.11
         Total costs          $  0.54   $  0.76   $  0.58   $  0.69


                               Financial Summary

                                Three Months         Six Months
                               Ended June 30,      Ended June 30,
                               1999      1998      1999      1998
                                         (in thousands)
Revenues:
Coal royalties                $ 4,242   $ 2,582   $ 7,974   $ 5,113
Timber sales                      361       618       610       827
Other income                      322       857       649       976
   Total revenues               4,925     4,057     9,233     6,916

Expenses:
Operating expenses            $   103   $    61   $   155   $    89
Exploration expenses               21       158        65       169
Taxes other than income           109       119       214       205
General and administrative        601       535     1,183     1,033
Loss on sale of property            -         -         -         1
Depreciation and depletion        273       151       533       293
   Total expenses               1,107     1,024     2,150     1,790

Operating Income              $ 3,818   $ 3,033   $ 7,083   $ 5,126

Results of Operations - Coal and Land Segment

Revenues. Revenues increased 21 percent to $4.9 million in the second quarter of 1999 and 33 percent to $9.2 million for the first six months of 1999, compared with $4.1 million and $6.9 million for the same periods in 1998.

Coal royalties increased $1.7 million to $4.2 million in the second quarter of 1999 and $2.9 million to $8.0 million for the first six months of 1999, as compared with the same periods in 1998. These increases are attributable to increased production from existing lessees, start-up operations for some lessees, production on the Company's Coal River Properties which was recovered from a lessee who was in bankruptcy proceedings in 1998, acquisitions in the last half of 1998 and completion of the unit train loadout. Production from lessees during the first half of 1998 was hindered by the loss of a sales contract by one lessee, financial difficulties by another lessee and coal transportation delays due to adverse weather conditions. Additionally, the average realization per ton for the first six months of 1999 increased to $2.13 from the comparable 1998 amount of $1.99.

Timber sales decreased $257,000 to $361,000 in the second quarter of 1999 and $217,000 to $610,000 for the first six months of 1999, compared with the same periods in 1998. This decrease was primarily related to the timing of the Company's parcel timber sales.

Other income decreased $535,000 in the second quarter of 1999 and $327,000 for the first six months of 1999, as compared with the same periods in 1998. These decreases were due to $750,000 recouped in June 1998 by the Company due to lessees not meeting minimum production requirements, offset by revenues received in 1999 by the Company's unit train loadout facility.

Expenses. Expenses increased eight percent to $1.1 million in the second quarter of 1999 and 20 percent to $2.2 million for the first six months of 1999, compared with $1.0 million and $1.8 million for the same periods in 1998 primarily due to increases in general and administrative expenses and depreciation and depletion.

General and administrative expenses increased 12 percent to $601,000 in the second quarter of 1999 and increased 15 percent to $1,183,000 for the first six months of 1999, compared with $535,000 and $1,033,000 for the same periods in 1998. The majority of the variance is related to an increase in legal fees incurred by the Company to pursue the potential recoverability of coal reserves.

Depreciation and depletion increased to $273,000 and $533,000 for the three and six month periods ended June 30, 1999 from $151,000 and $293,000 for the comparable periods in 1998. Depreciation and depletion, on a per ton basis, was $0.13 and $0.14 for the three and six months periods ended June 30, 1999, compared with $0.11 for the both periods in 1998. The depletion rate, on a per ton basis, increased due to the 1999 completion of the unit train loadout facility and the Company's 1998 acquisitions.

Capital Resources and Liquidity.


Net Cash Provided by Operating Activities.

Funding for the Company's business activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $8.9 million in the first six months of 1999 compared with $14.7 million in the first six months of 1998. The Company's consolidated cash balance decreased from $0.2 million at the end of 1998 to $0.1 million at June 30, 1999 while consolidated borrowings decreased from $38.0 million to $35.7 million for the same periods, respectively.


Net Cash Used in Investing Activities.

Net cash used in investing activities totaled $4.0 million and $4.6 million for the first six months of 1999 and 1998, respectively. In the first six months of 1999, capital expenditures totaled $4.8 million compared with $6.4 million in the first six months of 1998. Oil and gas development activities and support equipment and facilities for the coal segment were the primary uses of funds. The capital expenditures, including acquisitions, made by the Company for the first six months of 1999 and 1998 are as follows:

                                                     Six  Months
                                                    Ended June 30,
                                                  1999       1998
                                                    (in thousands)
        Oil and Gas
          Acquisitions                        $   192   $   333
          Development                           2,487     2,607
          Exploration                             288       245
          Support equipment                        42        97
        Coal and Land
          Acquisitions                            344     2,963
          Support equipment and facilities      1,447       140
        Other                                      35        23
           Total capital expenditures         $ 4,835   $ 6,408

In the oil and gas segment, the Company had capital expenditures totaling $3.0 million in the first six months of 1999. The Company drilled 20 gross (19.0 net) development wells and one gross (0.5 net) exploratory well in the first six months of 1999. The Company expects to drill approximately 40 net wells in 1999, with approximately 10 wells in exploratory areas.

In the coal and land segment, capital expenditures totaled $1.8 million. The Company has expended $1.4 million in 1999 on its unit train loadout which became operational in March 1999. The loadout is a computerized state-of-the-art facility capable of blending coals, sampling coal quality, loading and weighing 90 to 108 railcars (a unit train) with 100 to 120 tons of coal each in four hours. The facility has capacity of up to four million tons annually and currently serves two of the Company's lessees.

The Company also holds an investment in Norfolk Southern common stock which had a gross unrealized holding gain of $96.8 million at June 30, 1999.

Net Cash Used in Financing Activities.

Net cash used in financing activities totaled $5.0 million and $8.1 million for the first six months of 1999 and 1998, respectively. Net cash used in financing activities was primarily used to fund the payment of $3.8 million in dividends in 1998.

Penn Virginia has a $75 million unsecured revolving credit facility (the "Revolver") with a final maturity of August 2000. Currently, the Company is in the process of increasing the Revolver from $75 million to $120 million and extending the maturity to June 30, 2003. The availability for borrowings under the Revolver is governed by a semiannual borrowing base calculation. The Revolver bears interest at LIBOR or the base rate at the option of the Company plus a percentage based on the percentage of the borrowing base outstanding. The outstanding balance on the Revolver was
$33.2  million at June 30, 1999 and $37.1 million at  December  31,
1998.

Other Issues

Year 2000. Historically, most computer systems, including microprocessors embedded into field equipment and other machinery, utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems will require modification to recognize a calendar year by four digits.

Accordingly, the Company continues to investigate the extent to which its currently installed information technology and non-information technology systems will be affected by what is commonly known as the "Year 2000" problem and is implementing a plan to take reasonable steps to prevent its mission critical functions from being impaired by the Year 2000 problem. The phrase "computer equipment and software" includes what is commonly considered technology systems, including accounting, data processing, telephones and other systems. Non-information technology systems include alarm systems, metering devices, monitors for field operation and other systems. The Company is utilizing resources to test, reprogram, modify and/or replace both systems, as necessary. Evaluation, testing and replacement should be completed by September 1999.

The Company has also been inquiring and has received verbal or written assurances from the vast majority of its providers as to their progress in addressing Year 2000 issues and that such providers expect to be year 2000 compliant in all material respects. The Company expects to complete communications with remaining providers by September 1999.

Based on information known at this time, the Company expects to be Year 2000 compliant in all material respects in a timely manner and does not believe that Year 2000 compliance will have a material adverse effect on the Company. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $100,000. Of this amount, less than $25,000 has been incurred through June 30, 1999.

The Company is in the initial stages of developing a Year 2000 contingency plan. The Company believes a more comprehensive and effective contingency plan will be developed once potential concerns are evaluated and risk has been fully assessed. The contingency plan, which is to be completed by November 1999, will place the majority of its emphasis on primary concerns that would inhibit operations or record keeping.

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

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

In  June  1999,  the  FASB issued SFAS No. 137 which  deferred  the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Under present conditions, the company does not expect adoption to have a significant impact on the Company's financial position, results of operations or liquidity.

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

PART II         Other information


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended
June 30, 1999.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     PENN VIRGINIA CORPORATION



Date:       August 13,  1999   By:   /s/ Steven W. Tholen
                                     Steven W. Tholen,
                                      Vice  President
                                      and Chief Financial Officer


Date:       August 13, 1999    By:    /s/ Forrest W. McNair
                                     Forrest W. McNair,
                                     Financial Reporting Manager

                     PENN VIRGINIA CORPORATION

                               INDEX




PAGE
PART I   Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three 2
and six months ended June 30, 1999 and 1998

Condensed Consolidated Balance Sheets as of June 30, 1999 and  3
December 31, 1998

Condensed Consolidated Statements of Cash Flows for the three  5 and six months ended June 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements      6


Item 2.  Management's Discussion and Analysis of Financial
Condition     9
and Results of Operations



PART II       Other Information

Item 6.  Exhibits and Reports on Form 8-K                        20

Article 5 of Regulation S-X