Form 10-Q
period 1999-09-30
PENN VIRGINIA CORP
filed 1999-11-12
CIK 77159

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999

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
     Yes    X             No


Number of shares of common stock of registrant outstanding at
November 4, 1999:                    8,921,864


                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Unaudited
                 (in thousands, except per share amounts)

                                Three Months          Nine Months
                             Ended September 30,   Ended September 30,
                             1999      1998         1999      1998
Revenues:
Natural   gas              $5,498    $4,715        $13,563   $14,373
Oil and condensate            128        47            293       260
Natural gas royalties         452       442          1,267     1,195
Coal royalties              4,283     2,629         12,257     7,742
Timber                        737       327          1,347     1,154
Dividends                     661       662          1,984     1,985
Gain on sale of property        -        21              -        45
Other income                  620       955          1,718     2,086
     Total revenues        12,379     9,798         32,429    28,840

Expenses:
Operating expenses          1,195       953          3,302     2,870
Exploration expenses          696       387          1,370       655
Taxes other than income       662       701          1,985     2,048
General and administrative  2,198     1,725          6,345     5,653
Loss on sale of property        -         -              -         5
Depreciation,   depletion,
   amortization             2,198     1,697          6,120     5,248
     Total expenses         6,949     5,463         19,122    16,479

Operating Income            5,430     4,335         13,307    12,361

Other (Income) Expense:
Interest expense              793       488          1,864     1,487
Gain on sale of securities      -         -              -       (14)
Other income                 (351)     (610)        (1,072)   (2,080)
Income before income tax    4,988     4,457         12,515    12,968
Income tax expense          1,043     1,015          2,490     2,708
Net Income                 $3,945    $3,442        $10,025   $10,260

Net Income per share, basic $0.47     $0.41          $1.19     $1.24

Net Income per share,
    diluted                 $0.46     $0.41          $1.18     $1.21

Weighted average shares
    outstanding             8,423     8,308          8,401     8,292



The accompanying notes are an integral part of these condensed consolidated financial statements.

                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)



                                          September 30,    December 31,
                                             1999             1998
                                         (Unaudited)
ASSETS

Current assets
Cash and cash equivalents                     $     -          $   225
Accounts receivable                             6,141            5,682
Current portion of long-term notes receivable     391              364
Current deferred income taxes                     577              577
Other                                             712              680
     Total current assets                       7,821            7,528

Investments                                    81,047          104,819
Long-term notes receivable                      2,778            3,079

Oil and gas properties; wells and equipment,
    using the successful efforts method of
    accounting                                178,398          157,558
Other property, plant and equipment            85,267           52,455
       Less:   Accumulated  depreciation,     (74,792)         (68,745)
       depletion and amortization
       Total property, plant and equipment    188,873          141,268

Other assets                                      476              237

       Total assets                          $280,995         $256,931





The accompanying notes are an integral part of these condensed consolidated financial statements.

                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)



                                             September 30,    December 31,
                                                 1999             1998
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Short-term debt                                $    2,203     $        -
Current   installments  on  long-term   debt           31             31
Accounts payable                                      507          1,397
Accrued expenses                                    4,304          5,039
Deferred income                                       461            576

           Total   current   liabilities            7,506          7,043


Other liabilities                                   3,243          2,875
Deferred income taxes                              31,471         38,787
Long-term debt                                     78,485         37,967
        Total liabilities                         120,705         86,672

Commitments and contingencies                           -              -

Shareholders' equity
Preferred stock of $100 par value-
    100,000 shares authorized; none issued              -              -
Common stock of $6.25 par value-
   16,000,000 shares authorized; 8,921,866 and
      8,921,866 shares issued in 1999 and 1998,
      respectively                                 55,762         55,762
Other paid-in capital                               8,168          8,441
Retained earnings                                  58,276         53,924
Accumulated other comprehensive income             50,533         65,985
                                                  172,739        184,112
Less: 498,902 shares in 1999 and 555,050 in 1998
        of common stock held in treasury, at cost  11,149         12,403
      Unearned   compensation   -   ESOP            1,300          1,450

          Total   shareholders'   equity          160,290        170,259

Total liabilities and shareholders' equity     $  280,995     $  256,931



The accompanying notes are an integral part of these condensed consolidated financial statements.

                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - Unaudited
                              (in thousands)

                                       Three Months           Nine Months
                                    Ended September 30,    Ended September 30,
                                    1999       1998        1999       1998
Cash flow from operating activities:
Net Income                       $  3,945    $  3,442    $ 10,025   $ 10,260
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
Depreciation, depletion, and
   amortization                     2,198      1,697        6,120      5,248
Gain on sale of securities              -          -            -       (14)
Gain on sale of property,
   plant and equipment                  -       (21)            -       (40)
Deferred income taxes                 767        797        1,004      1,814
Dry hole expense                      481         60          601         47
Other                               (323)      (594)        (978)    (1,560)
Changes in operating assets
    and liabilities:
  Current assets                  (1,317)        419        (488)      4,559
  Current liabilities                 404      (835)      (1,740)    (3,024)
  Other   assets                    (321)       (33)        (316)      4,195
  Other liabilities                 (122)         55          369    (1,803)
       Net Cash provided by
          operating activities      5,712      4,987       14,597     19,682

Cash flows from investing activities:
Proceeds from the sale of securities    -          -            -         17
Proceeds   from   notes  receivable   417        417        1,252      2,116
Proceeds from sale of fixed assets      -         21            -         80
Capital expenditures             (49,418)    (8,258)     (54,253)   (14,666)
      Net Cash used in investing
         activities              (49,001)    (7,820)     (53,001)   (12,453)


Cash flows from financing activities:
Dividends paid                    (1,895)    (1,868)      (5,673)    (5,597)
Proceeds from debt borrowings      45,025      3,500       46,703      3,500
Repayment of debt                    (17)       (25)      (3,982)    (5,075)
Issuance of stock                      63        248        1,131        933
     Net Cash provided by (used in)
     financing activities          43,176      1,855       38,179    (6,239)

Net increase (decrease) in cash
     and cash equivalents           (113)      (978)        (225)        990
Cash and cash equivalents-beginning
     balance                          113      2,799          225        831
Cash and cash equivalents-ending
     balance                     $      -   $  1,821     $      -   $  1,821

Supplemental disclosures of cash flow information:
Cash paid to date for:
     Interest                    $    842   $    520     $  1,907   $  1,540
     Income taxes                       -        300        1,600      1,000


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PENN VIRGINIA CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            September 30, 1999


(1)  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1998 annual report on Form 10-
K. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


(2)  ACQUISITIONS

In July 1999, the Company acquired certain oil and gas properties in southern Mississippi for $13.8 million, subject to certain post-closing adjustments. The acquisition was funded by borrowings from the Company's revolving credit facility (the "Revolver").

In September 1999, the Company successfully completed the purchase of fee mineral and lease rights for coal reserves and related assets in southern West Virginia. The $30.7 million acquisition was funded by borrowings from the Company's Revolver.


(3)  SECURITIES

The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at September 30, 1999 were as follows (in thousands):

                                                 Gross Unrealized   Market
                                         Cost      Holding Gain      Value
Available-for-Sale:
Norfolk Southern Corporation         $  2,839      $ 78,187       $ 81,026
Other                                       -            21             21

                                     $  2,839      $ 78,208       $ 81,047


(4)  LEGAL

The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.



(5)  LONG-TERM DEBT

In August 1999, the Company entered into an agreement with a group of major U.S. banks for a $120 million unsecured revolving credit facility with a final maturity of June 2003. The Revolver is governed by a borrowing base calculation, currently $110 million, and will be redetermined semi-annually. The Company has the option to elect interest at (i) LIBOR plus a Eurodollar margin ranging from 100 to 150 basis points, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus 50 basis points. The financial covenants require the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions. The Company is currently in compliance with all of its covenants.


(6)  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations at September 30, 1999 and 1998.


                     Three Months Ended               Three Months Ended
                     September 30, 1999               September 30, 1998
                Income    Shares    Per Share    Income    Shares    Per Share
             (Numerator)(Denominator) Amount  (Numerator)(Denominator) Amount
                           (in thousands, except per share amounts)
Basic EPS:
Net income     $3,945      8,423      $0.47      $3,442     8,308       $0.41
Dilutive
   Securities:
Stock options       -        109                      -       153
Diluted EPS:
Net income     $3,945      8,532      $0.46      $3,442     8,461       $0.41


                    Nine Months Ended                Nine Months Ended
                    September 30, 1999               September 30, 1998
               Income     Shares   Per Share    Income     Shares    Per Share
            (Numerator)(Denominator) Amount  (Numerator)(Denominator)  Amount
                          (in thousands, except per share amounts)
Basic EPS:
Net income    $10,025      8,401     $1.19     $10,260      8,292      $1.24
Dilutive
   Securities:
Stock options       -         89                     -        217
Diluted EPS:
Net income    $10,025      8,490     $1.18     $10,260      8,509      $1.21


(7)  COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three and nine month periods ended September 30, 1999 and 1998, the components of comprehensive income are as follows:


                                     Three Months            Nine Months
                                 Ended  September 30,    Ended September 30,
                                    1999      1998         1999      1998
                                                (in thousands)
Net income                        $ 3,945   $ 3,442      $10,025    $10,260
Unrealized holding losses, net of
  tax of $6,513, $865, $8,320 and
  $1,660, respectively            (12,093)   (1,607)     (15,452)    (3,083)
Reclassifaction adjustment,
    net of tax of $5                    -         -            -         (9)

Comprehensive income (loss)       $(8,148)  $ 1,835      $(5,427)    $7,168


(8)  SEGMENT INFORMATION

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

                                                     Corporate                                                ate
                         Oil and Gas  Coal and Land  and other  Consolidated
                                              in thousands
                                                                                            0
  For the nine months
ended September 30, 1999
   Revenues              $ 15,716     $ 14,728       $  1,985    $ 32,429
   Operating income (loss)  3,285       11,385         (1,363)     13,307

  For the nine months
ended September 30, 1998
   Revenues              $ 16,053     $ 10,802       $  1,985    $ 28,840
   Operating  income (loss) 4,751        8,148           (538)     12,361


  Identifiable assets
    September 30, 1999   $115,563     $105,483       $ 59,949    $280,995
    December 31, 1998     102,698       62,575         91,658     256,931                                  1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Penn Virginia operates two primary business segments: oil and gas, and coal and land.

The oil and gas segment explores for, develops and produces crude oil and natural gas in Virginia, West Virginia, Kentucky and Mississippi. In July 1999, the Company acquired certain oil and gas properties in southern Mississippi for $13.8 million, subject to certain post-closing adjustments, and the purchase was funded by borrowings from the Company's Revolver. The acquired properties, which are 99 percent natural gas, hold 22 Bcfe of proved reserves and provide numerous drilling opportunities. The properties currently produce 2.6 MMcf of natural gas per day and are operated by Penn Virginia. This acquisition is representative of the Company's continuing effort to broaden and diversify its oil and gas operations.

The coal and land segment includes Penn Virginia's mineral rights to coal reserves, timber assets and land assets in Virginia, West Virginia and Kentucky. In September 1999, the Company successfully completed the purchase of fee mineral and lease rights to approximately 90 million tons of high quality coal reserves located in southern West Virginia. Approximately 66 million tons are owned by Penn Virginia with the remainder subject to long-term leases. The $30.7 million acquisition was funded by borrowings from the Company's Revolver.

Results of Operations - Third quarters of 1999 and 1998 compared.

Penn Virginia reported 1999 third quarter earnings of $3.9 million, or $0.46 per share (diluted), compared with $3.4 million, or $0.41 per share (diluted), for the third quarter of 1998. On a consolidated basis, revenues increased $2.6 million in the third quarter of 1999 due to a $1.0 million increase in oil and gas segment revenues and a $1.6 million increase in the coal and land segment.

Results of Operations - Nine months of 1999 and 1998 compared.

Penn Virginia reported 1999 nine months earnings of $10.0 million, or $1.18 per share (diluted), compared with $10.3 million, or $1.21 per share (diluted), for the 1998 comparable period. On a consolidated basis, revenues increased $3.6 million as a result of a $3.9 million increase in the coal and land segment, offset by a $0.3 million decrease in the oil and gas segment.

Selected operating and financial data by segment is presented below.

Oil and Gas Segment

Operating income for the oil and gas segment was $3.3 million for the nine months ended September 30, 1999, compared with $4.8 million for the same period in 1998. Operational and financial data for the Company's oil and gas segment for the three and nine months ended September 30, 1999 and 1998 is as follows:

                            Operations Summary

                                        Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                       1999      1998        1999     1998
Production
Natural gas (MMcf)-Working Interest   2,143     1,776       5,861    5,508
Natural gas (MMcf)-Royalty Interest     173       187         537      474
Oil and condensate (MBbls)                8         5          24       22
Production, MMcfe                     2,364     1,993       6,542    6,114

Average Realized Prices
Natural gas ($/Mcf)-Working Interest $ 2.57    $ 2.65      $ 2.31   $ 2.61
Natural gas ($/Mcf)-Royalty Interest   2.61      2.36        2.36     2.52
Oil and condensate ($/Bbl)            18.85      9.40       12.47    11.82

Average Costs (per Mcfe)
Lease operating                      $ 0.47    $ 0.46      $ 0.47   $ 0.45
Exploration expenses                   0.25      0.10        0.16     0.05
Taxes other than income                0.22      0.28        0.24     0.27
General and administrative             0.22      0.31        0.24     0.31
Depreciation, depletion, and
    amortization                       0.79      0.77        0.79     0.77
  Total costs                        $ 1.95    $ 1.92      $ 1.90   $ 1.85


Penn Virginia's price risk program permits the utilization of fixed-price contracts and financial instruments (such as futures, forward and option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas prices as they relate to the Company's anticipated production. These contracts and/or financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains and losses on natural gas financial instruments designated as hedges of anticipated transactions are accounted for as deferred charges or credits, as applicable, on the balance sheet until recognized. Net gains and losses on such financial instruments, including accrued gains or losses upon maturity or termination of the contract, are recognized in operating income. Approximately 85 percent of the Company's 1999 working interest natural gas production was sold at market prices, with the remainder sold under fixed-price term contracts. In the third quarter of 1999, the Company recognized a $276,000 loss on hedging activities compared with a $20,000 gain in the third quarter of 1998. For the first nine months of 1999, the Company recognized a loss of $211,000 on hedging activities compared with $377,000 in 1998. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                              Hedging Summary

                                 Three Months            Nine Months
                              Ended September 30,     Ended September 30,
                                 1999      1998          1999      1998
Natural gas prices ($/Mcf):
Actual price received for
    production                $  2.70   $  2.64       $  2.35   $  2.68
Effect of hedging activities     (.13)      .01          (.04)     (.07)
Average price                 $  2.57   $  2.65       $  2.31   $  2.61


                             Financial Summary

                                 Three Months            Nine Months
                              Ended September 30,     Ended September 30,
                                 1999      1998          1999      1998
                                         (in thousands)
Revenues:
Natural gas sales             $ 5,498   $ 4,715       $13,563   $14,373
Oil and gas royalties             452       442         1,267     1,195
Oil and condensate                128        47           293       260
Gain on the sale of property        -         2             -         2
Other income                      144        45           593       223
        Total revenues          6,222     5,251        15,716    16,053

Expenses:
Operating expenses              1,101       919         3,053     2,747
Exploration expenses              595       197         1,043       292
Taxes other than income           530       567         1,561     1,648
General and administrative        519       616         1,582     1,889
Loss on the sale of property        -         -             -         4
Depreciation and depletion      1,863     1,523         5,192     4,722
        Total expenses          4,608     3,822        12,431    11,302
Operating income              $ 1,614   $ 1,429       $ 3,285   $ 4,751


Results of Operations - Oil and Gas Segment

Revenues. Revenues increased $1.0 million, or 19 percent, to $6.2 million in the third quarter of 1999. This increase was primarily a result of a $0.8 million increase in natural gas sales. Revenues for the first nine months of 1999 decreased two percent to $15.7 million primarily due to a $0.8 million decrease in natural gas sales.

Natural gas sales increased 17 percent to $5.5 million in the third quarter of 1999 and decreased six percent to $13.6 million for the first nine months of 1999, compared with $4.7 million and $14.4 million in the 1998 comparable periods. Natural gas volumes, on a Mcfe basis, increased 19 percent and seven percent for the three and nine months ended September 30, 1999, respectively. The variance for the three quarters ended 1999 is due to a 12 percent decline in the average price received by the Company for its working interest gas, offset by a seven percent increase in natural gas volumes.

Oil and condensate revenues increased $81,000 and $33,000 for the three and nine months ended September 30, 1999 from $47,000 and $260,000 for the comparable periods in 1998. These increases are primarily attributable to increases in the average price received. Prices increased $9.45 per Bbl, or 101 percent, for the third quarter of 1999 compared with the same period of 1998 and $0.65 per Bbl, or five percent, for the first nine months of 1999 compared with the same period of 1998.

Expenses.  Expenses  for  the oil and gas segment  increased  to  $4.6 million and $12.4 million for the three and nine months ended September 30, 1999, respectively, compared with $3.8 million and $11.3 million for the same periods in 1998. These fluctuations represent increases in operating expenses, exploration expenses and depreciation and depletion, offset by a decrease in general and administrative expenses.

Lease operating expenses increased 22 percent to $1.1 million in the third quarter of 1999 compared with $0.9 million for the same period in 1998 due to an increase in natural gas production. On a Mcfe basis, lease operating expenses remained relatively constant at $0.47 in the third quarter of 1999 compared with $0.46 in 1998. For the first nine months of 1999, lease operating expenses increased to $3.0 million from $2.7 million for the comparable 1998 period. On a Mcfe basis, lease operating expenses increased to $0.47 for the first nine months of 1999 from $0.45 in 1998. This slight increase was due to several repair and maintenance projects and increases in compressor rentals in various fields.

Exploration expenses increased to $595,000 and $1.0 million for the three and nine months ended September 30, 1999 from $197,000 and $292,000 for the same periods in 1998. These increases are attributable to increased dry hole costs related to the Company's drilling program and the purchase of additional seismic data.

Taxes other than income decreased $37,000 and $87,000 for the three and nine months ended September 30, 1999, from $567,000 and $1.6 million for the 1998 comparable periods. The decrease primarily resulted from less taxes being paid due to the relocation of the offices of the oil and gas segment.

Depreciation and depletion increased to $1.9 million and $5.2 million for the third quarter and first nine months of 1999 from $1.5 million and $4.7 million for the same periods in 1998. Depreciation and depletion, on a Mcfe basis, remained relatively constant at $0.79 for the three and nine months ended September 30, 1999, compared with $0.77 for the same periods in 1998.
Coal and Land Segment

Operating income for the coal and land segment was $11.4 million for the first nine months of 1999 and $8.2 million for the comparable period of 1998. The coal and land segment's operational and financial data for the three and nine months ended September 30, 1999 and 1998 is as follows:

                            Operations Summary

                                  Three Months              Nine Months
                               Ended September 30,       Ended September 30,
                                 1999      1998            1999      1998
Production
Coal tons (000's)                2,116     1,288           5,865     3,855
Timber (Mbf)                     3,631     1,669           6,322     5,776

Average Realized Prices
Coal royalties ($/ton)        $   2.02   $  2.04         $  2.09   $  2.01
Timber ($/Mbf)                     193       177             202       183

Average Costs (per ton)
Lease operating               $   0.04  $   0.03        $   0.04  $   0.03
Exploration expenses              0.04      0.15            0.03      0.09
Taxes other than on income        0.05      0.09            0.05      0.08
General and administrative        0.29      0.29            0.31      0.37
Depreciation, depletion, and
   amortization                   0.14      0.11            0.14      0.11
         Total costs          $   0.56   $  0.67         $  0.57   $  0.68


                             Financial Summary

                                  Three Months              Nine Months
                               Ended September 30,       Ended September 30,
                                 1999      1998            1999      1998
                                             (in thousands)
Revenues:
Coal royalties                $ 4,283   $ 2,629         $12,257   $ 7,742
Timber sales                      737       327           1,347     1,154
Gain on sale of property          -          43               -        43
Other income                      475       887           1,124     1,863
        Total revenues          5,495     3,886          14,728    10,802

Expenses:
Operating expenses                 94        34             249       123
Exploration expenses               89       190             154       359
Taxes other than income           102       114             316       319
General and administrative        614       382           1,797     1,415
Loss on sale of property            -         -               -         1
Depreciation and depletion        294       144             827       437
        Total expenses          1,193       864           3,343     2,654

Operating income              $ 4,302   $ 3,022         $11,385   $ 8,148


Results of Operations - Coal and Land Segment

Revenues. Revenues increased 41 percent to $5.5 million in the third quarter of 1999 and 36 percent to $14.7 million for the first nine months of 1999 compared with $3.9 million and $10.8 million for the same periods in 1998.

Coal royalties increased $1.7 million to $4.3 million in the third quarter of 1999 and $4.5 million to $12.3 million for the first nine months of 1998 compared with the same periods in 1998. These increases are attributable to increased production from existing lessees, start-up operations for some lessees, acquisitions in the last half of 1998 and completion of the unit train loadout. Production from lessees during a portion of 1998 was hindered by the loss of a sales contract by one lessee, financial difficulties by another lessee and coal transportation delays due to adverse weather conditions. Additionally, the average realization per ton for the first nine months of 1999 increased to $2.09 from the comparable 1998 amount of $2.01.

Timber sales increased $410,000, or 125 percent, in the third quarter of 1999 and $193,000, or 17 percent, for the first nine months of 1999 compared with the same periods in 1998. Volume sold increased from 1,699 thousand board feet (Mbf) in the third quarter of 1998 to 3,631 Mbf in the third quarter of 1999 primarily due to timber harvested from the West Virginia properties during the third quarter of 1999. Additionally, the average realized price increased from $177 Mbf and $183 Mbf for the three and nine months ended September 30, 1998, respectively, to $193 Mbf and $202 Mbf for the comparable periods in 1999.

Other income decreased $412,000 in the third quarter of 1999 and $739,000 for the first nine months of 1999 compared with the same periods in 1998. These decreases were due to a $759,000 receipt for a power line relocation in September 1998. The Company, from time to time, receives restitution for circumstances that inhibit mining reserves in a certain location.

Expenses. Expenses increased 39 percent to $1.2 million in the third quarter of 1999 and 22 percent to $3.3 million for the first nine months of 1999 compared with $864,000 and $2.7 million for the same periods in 1998 primarily due to increases in general and administrative expenses and depreciation and depletion.

Operating expenses increased to $94,000 and $249,000 for the three and nine months ended September 30, 1999, from $34,000 and $123,000 for the same periods in 1998. These increases are a result of timber expenses associated with increased sales and operating expenses arising from the April 1999 addition of the Company's unit train loadout facility.

Taxes other than income remained constant at $102,000 and $316,000 for the three and nine month periods ended September 30, 1999 compared with $114,000 and $319,000 for the comparable periods in 1998.

General and administrative expenses increased to $614,000 in the third quarter of 1999 and $1.8 million for the first nine months of 1999 compared with $382,000 and $1.4 million for the same periods in 1998. The majority of the variance is related to an increase in current year legal fees incurred by the Company to pursue the potential recoverability of coal reserves and a bad debt recovery in the third quarter of 1998.

Depreciation and depletion increased to $294,000 and $827,000 for the three and nine months ended September 30, 1999 from $144,000 and $437,000 for the 1998 comparable periods. Depreciation and depletion, on a per ton basis, was $0.14 for the three and nine month periods ended September 30, 1999 compared with $0.11 for both periods in 1998. The depletion rate, on a per ton basis, increased due to the 1999 completion of the unit train loadout and the Company's 1998 acquisitions.

Capital Resources and Liquidity.


Net Cash Provided by Operating Activities.

Funding  for  the Company's business activities has historically  been
provided  by  operating  cash flows and  bank  borrowings.   Net  cash
provided by operating activities was $14.6 million in the first nine months of 1999 compared with $19.7 million in the first nine months of 1998.

Net Cash Used in Investing Activities.

Net cash used in investing activities totaled $53.0 million and $12.5 million for the first nine months of 1999 and 1998, respectively. In the first nine months of 1999, capital expenditures totaled $54.3 million compared with $14.7 million in the first nine months of 1998. Acquisitions and oil and gas development activities were the primary uses of funds. The capital expenditures, including acquisitions, made by the Company for the first nine months of 1999 and 1998 are as follows:

                                                    Nine Months
                                                 Ended September 30,
                                                   1999       1998
                                                   (in  thousands)
        Oil and Gas Segment
          Acquisitions                            $14,066    $ 3,356
          Development                               6,266      6,704
          Exploration                                 953        412
          Support equipment                           156        172
        Coal and Land Segment
          Acquisitions                             30,698      3,123
          Support equipment and facilities          2,070        887
        Other                                          44         12
           Total capital expenditures             $54,253    $14,666


In the oil and gas segment, the Company had capital expenditures totaling $21.4 million in the first nine months of 1999. In July 1999, the Company successfully completed the acquisition of producing properties in Mississippi which accounted for $13.8 million. Additionally, the Company drilled 51 gross (31.5 net) development wells and 14 gross (9.1 net) exploratory wells in the first nine months of 1999. The Company expects to drill approximately 50 net wells in 1999 with approximately 10 wells in exploratory areas.

In September 1999, the Company successfully completed a $30.7 million acquisition of fee mineral and lease rights to approximately 90 million tons of high quality coal reserves located in West Virginia. Approximately 66 million tons are owned by Penn Virginia with the remainder subject to long-term leases.

The Company also holds an investment in Norfolk Southern common stock which had an unrealized holding gain of approximately $78.2 million at September 30, 1999.


Net Cash Used in Financing Activities.

Net cash provided (used) by financing activities totaled $38.2 million and $(6.2) million for the first nine months of 1999 and 1998, respectively. Net borrowings totaled $42.7 for the first nine months of 1999 and were used to fund $44.8 million in acquisitions. The Company has also expended $5.7 million in dividends in 1999.

The  Company  has  a $120 million unsecured revolving credit  facility
(the "Revolver") with a final maturity of June 2003. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation requirements among other restrictions. The outstanding balance on the Revolver was $80.7 million at September 30, 1999 and $38.0 million at December 31, 1998. Management believes its portfolio of investments and sources of funding are sufficient to meet any liquidity needs not funded from operations.

Other Issues

Year 2000. Historically, most computer systems, including microprocessors embedded into field equipment and other machinery, utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems will require modification to recognize a calendar year by four digits.

Accordingly, the Company has investigated the extent to which its currently installed information technology and non-information technology systems will be affected by what is commonly known as the "Year 2000" problem and has implemented a plan to take reasonable steps to prevent its mission critical functions from being impaired by the Year 2000 problem. The phrase "computer equipment and software" includes what is commonly considered technology systems, including accounting, data processing, telephones and other systems. Non-information technology systems include alarm systems, metering devices, monitors for field operation and other systems. Evaluation and testing have been completed and the Company has replaced all necessary items.

The Company has also been inquiring and has received verbal or written assurances from the vast majority of its providers as to their progress in addressing Year 2000 issues and that such providers expect to be year 2000 compliant in all material respects. The Company expects to complete communications with remaining providers by November 1999.

Based on information known at this time, the Company believes it is Year 2000 compliant, excluding the effects of third parties, and does not believe that Year 2000 compliance will have a material adverse effect on the Company. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $100,000. Of this amount, less than $50,000 has been incurred through September 30, 1999.

The Company is currently completing a Year 2000 contingency plan. The Company believes a more comprehensive and effective contingency plan is being developed since more significant concerns are evaluated and risk has been more fully assessed. The contingency plan, which is to be completed by November 1999, will place the majority of its emphasis on primary concerns that would inhibit operations or record keeping.

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

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

Item 5. Shareholder Proposals

Any shareholder who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 2000 Annual Meeting of Shareholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at One Radnor Corporate Center, Suite 200, 100 Matsonford Road, Radnor, Pennsylvania 19087, not later than November 26, 1999.

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, and the Company's By-laws, if a shareholder who intends to present a proposal at the 2000 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to the earlier of 90 days prior to the date of the 2000 Annual Meeting or February 2, 2000, then management proxies will be permitted to use their discretionary authority to vote on the proposal when the proposal is raised at the 2000 Annual Meeting of Shareholders, even though there is no discussion of the proposal in the 2000 proxy statement.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K

      One report on Form 8-K was filed during the quarter. The report involved an acquisition on September 24, 1999 and was filed under "Item 5. Other Events" on October 8, 1999.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PENN VIRGINIA CORPORATION



Date:       November 12, 1999                    By:   /s/  Steven  W.
Tholen
                                              Steven  W. Tholen,  Vice
President and
                                             Chief Financial Officer


Date:       November 12, 1999           By:    /s/  Ann N. Horton
                                             Ann N. Horton, Controller
and
                                                Principal   Accounting
Officer




                       PENN VIRGINIA CORPORATION

                                 INDEX



                                                                 PAGE
PART I   Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three 1
and nine months ended September 30, 1999 and 1998

Condensed  Consolidated Balance Sheets as of September  30,  1999  and
2
December 31, 1998

Condensed Consolidated Statements of Cash Flows for the three  4 and nine months ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements      5

Item  2.   Management's Discussion and Analysis of Financial Condition
8
and Results of Operations

PART II    Other Information

Item 5.  Shareholder Proposals                           17

Item 6.  Exhibits and Reports on Form 8-K                17

Article 5 of Regulation S-X