Form 10-K
period 1999-12-31
PENN VIRGINIA CORP
filed 2000-03-30
CIK 77159

110864.23
                                                        12.99 10-K
             AMENDED AND RESTATED CREDIT AGREEMENT - Page 178
                           UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended December 31, 1999

                                or

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

   Title of Each Class     Name of Exchange on which registered
Common Stock, $6.25 Par Value    New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X            No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting stock held by non-affiliates of the Corporation at February 28, 2000 was $133,026,881, based on the closing price of $16.375 per share. As of that date, 8,123,779 shares of common stock were issued and outstanding. The number of shareholders of record of the registrant was 851 as of February 28, 2000.

               DOCUMENTS INCORPORATED BY REFERENCE:
                                                       Part Into
                                                   Which Incorporated
(1) Proxy Statement for Stockholder Meeting             Part III
      on May 2, 2000

            Penn Virginia Corporation and Subsidiaries


                              Part I

1.Business

2.Properties

3.Legal Proceedings

4.Submission of Matters to a Vote of Security Holders


                              Part II

5.Market for Registrant's Common Equity and Related Stockholder
Matters

6.Selected Financial Data

7.Management's Discussion and Analysis of Financial Condition and
Results of Operations

8.Financial Statements and Supplementary Data

9.Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure


                             Part III

10.    Directors and Executive Officers of the Registrant

11.    Executive Compensation

12.    Security Ownership of Certain Beneficial Owners and
         Management

13.    Certain Relationships and Related Transactions


                              Part IV

14.    Exhibits, Financial Statement Schedules and Reports on Form
         8-K
Part 1

ITEM 1 - BUSINESS

General

   Penn Virginia Corporation ("Penn Virginia" or the "Company") is a Virginia corporation founded in 1882. The Company is engaged in the exploration, development and production of oil and natural gas and the collection of royalties and overriding royalty interests on various oil and gas properties; the leasing of coal mineral rights and the collection of related royalties.

   Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in the eastern and southern portions of the United States. The Company had proved reserves of 359,000 barrels of oil and condensate and 185.2 billion cubic feet of natural gas at December 31, 1999.

  The Company owned mineral rights to 488 million tons of mineable and merchantable coal reserves located in central Appalachia at December 31, 1999. Its coal reserves include both surface and underground mineable seams. The reserves are generally high quality, low-sulfur bituminous coal and are leased to various operators.

Financial Information

   The Company operates in two primary business segments: (1) oil and gas and (2) coal royalty and land management. Financial information concerning the Company's business segments can be found in Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements of Penn Virginia Corporation which is included in this report.

Oil and Gas

Overview

   Penn Virginia's oil and gas properties are located in the eastern and southern portions of the United States. At December 31, 1999, the Company had 187.4 Bcfe of proved reserves (185.2 Bcf of natural gas) including 173.1 Bcfe of working interests and 14.3 Bcfe of royalty interests.

Oil and Gas Production

  During 1999, 32,000 barrels of oil and condensate and 8,679 MMcf of natural gas, net to the Company's interest, were produced compared with 30,000 barrels and 8,056 MMcf in 1998. Prices received by the Company were $14.47 and $11.17 per barrel and $2.46 and $2.54 per Mcf for oil and gas in 1999 and 1998, respectively.

Exploration and Development

   The Company drilled 50.8 net wells in 1999 of which 40.1 were development and 10.7 were exploratory. A total of 3.5 net wells were non-productive. The successful wells drilled in 1999 contained 14,162 MMcfe of proved developed producing reserves. In December 1999, the Company purchased a 20 percent interest in a Texas onshore gulf coast exploration project for an initial cost of $2.4 million. The project covers 35,000 acres and evidences Penn Virginia's strategy to expand and diversify its oil and gas operations outside of the eastern United States through strategic acquisitions, drilling and exploration.
Transportation

   Penn Virginia transports its natural gas to market on various gathering, transmission and pipeline systems owned primarily by third parties. The Company's natural gas is gathered principally by Consolidated Natural Gas "CNG" and Columbia Natural Resources "CNR". These two primary providers gathered 38 percent and 37 percent of the Company's natural gas for 1999 and 1998, respectively. Interruptible gathering rates have increased over the years as pipelines have implemented the mandatory unbundling of gathering services (Federal Energy Regulatory Commission Order
636) from other transportation services. CNG's interruptible gathering rates remain unchanged at 19.4 cents per MMbtu for 2000. CNR's interruptible gathering rates increased from 27 cents to 32 cents per MMbtu, effective February 2000.

   The majority of Penn Virginia's natural gas production is transported to market primarily on two major transmission systems. Columbia Gas Transmission and CNG Transmission transport 57 percent and 30 percent, respectively, of the Company's natural gas production. Production could be adversely affected by shutdowns of the pipelines for maintenance or replacement as pipeline flexibility is limited. Additionally, the Company acquired certain oil and gas properties in Mississippi for $13.7 million, which included a gathering line that transports 10 percent of the Company's current production.

Marketing

   Penn Virginia generally sells its natural gas using the spot market, commodity derivative contracts and short-term fixed price physical contracts. From time to time, the Company enters into commodity derivative contracts or fixed price physical contracts to mitigate the risk associated with the volatility of natural gas prices. In April 1997, Penn Virginia executed a contract for a participating forward swap for 5,000 MMbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.48 per MMbtu for the period of May 1997 through October 1999. In September 1998, the Company completed a second participating forward swap for an additional 5,000 MMbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.35 per MMbtu for the period of November 1997 through October 1999. Currently, Penn Virginia is not utilizing any commodity derivative contracts; however, the Company may use contracts in the future to reduce the risk of price fluctuations. For additional information, see "Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Oil and Gas."


Coal Royalty and Land Management Operations

Overview

   Penn  Virginia  owned 163,000 acres of coal and timber  bearing land in central Appalachia at December 31, 1999. The Company earns coal royalty revenue, based on long-term lease agreements with several coal mining operators which generally require royalty payments to Penn Virginia based on a minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the coal's selling price. The Company does not operate coal mines.

   The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. The Company owns 199 million board feet of standing saw timber.

Coal Production

   Several operators mined 8.6 million tons of coal from Penn Virginia's properties in 1999 and paid an average royalty of $2.05 per ton, compared with 5.3 million tons mined in 1998 at an average royalty of $2.03 per ton.

   At December 31, 1999, the Company's mineable and merchantable coal reserves in central Appalachia were estimated at 488 million tons. At December 31, 1999, the Company's central Appalachia properties had operators actively mining a total of 31 separate lease locations.


Timber Production

   The Company sold 9.0 MMbf board feet in 1999 for an average price of $175 per Mbf, compared with 8.0 MMbf board feet at an average price of $185 per Mbf in 1998. Timber is harvested in advance of lessee mining to prevent loss of the resource. Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, whereby Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product.

Investments

   The  Company  holds  equity investments, primarily  in  Norfolk
Southern Corporation. The Company's 3,307,200 shares of Norfolk Southern Corporation generated dividends of $2.6 million in 1999, 1998 and 1997. The fair value of the Company's equity portfolio at December 31, 1999 was $67.8 million compared with $104.8 million at December 31, 1998. See Note 4 (Investments and Other Income) of the Notes to the Consolidated Financial Statements for additional information.


Risks Associated with Business Activities

General

Government Regulations

  Each of Penn Virginia's businesses is subject to extensive rules and regulations promulgated by various federal, state and local government agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in material compliance with all rules, regulations and laws, there can be no assurance that new interpretations of existing rules, regulations and laws will not adversely affect the Company's business and operations.

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

Exploratory Drilling

    Both development and exploratory drilling involve risks. However, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than does development drilling. The Company anticipates the number of exploratory prospects drilled in the short and long-term may increase, compared with historical amounts. Consequently, it is likely that the Company will experience increased levels of exploration expense in 2000 and beyond.

Transportation

   Penn Virginia's natural gas production is transported to market primarily on two major transmission systems. Columbia Gas Transmission and CNG Transmission transport 57 percent and 30 percent, respectively, of the Company's natural gas production. Production can be adversely affected by shutdowns of the pipelines for maintenance or replacement, as pipeline flexibility is limited.

Coal Royalty and Land Management

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

Employees

   Penn  Virginia  had  64 employees at December  31,  1999.   The
Company considers its relations with its employees to be good.

Executive Officers of the Company

     Below is a list of executive officers of the Company including their ages and positions held. Each officer is elected annually by the Board of Directors and serves at the pleasure of the Board of Directors.

                                                         Office
       NAME           Age           Office               Held Since
A. James Dearlove     52     President and Chief         1996
                               Executive Officer

Steven W. Tholen      49     Vice President and          1995
                               Chief Financial Officer

Keith D. Horton       46     Vice President,             1996
                               Eastern Operations

James O. Idiaquez     52     Vice President,             1998
                               Corporate Development

Nancy M. Snyder       47    Corporate Secretary and      1997
                               General Counsel

Ann N. Horton         41    Principal Accounting         1995
                               Officer and Controller

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

  Keith D. Horton - Mr. Horton was elected Vice President, Eastern Operations in February 1999 and has served as an executive officer for the Company since 1996. He also serves as President of the Company's oil and gas, and coal and land management subsidiaries. He has served in various capacities with the Company since 1981. Mr. Horton serves as Chairman of the Central Appalachian Section of the Society of Mining Engineers. He also serves as a director of the Virginia Mining Association, Powell River Project and the Virginia Coal Council.

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

Bbl   - means a standard barrel of 42 U.S. gallons liquid volume
Bcf   - means one billion cubic feet
Bcfe - means one billion cubic feet equivalent with one barrel of oil or condensate converted to six thousand cubic feet of natural gas based on the estimated relative energy content
Gross  -  acre  or well means an acre or well in which  a  working interest is owned
Mbbl  - means one thousand barrels
Mbf   - means one thousand board feet
Mcf   - means one thousand cubic feet
MMbf  - means one million board feet
MMbtu - means one million British thermal units
MMcf  - means one million cubic feet
Net    -  acres or wells is determined by multiplying  the   gross
     acres or wells by  the working  interest in those
        gross acres or wells
Proved
Reserves-   means   those  estimated  quantities  of  crude   oil,
       condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions
ITEM 2 - PROPERTIES

Facilities

    Penn Virginia Corporation is headquartered in Radnor, Pennsylvania with additional offices in Duffield, Virginia; Charleston, West Virginia; and Houston, Texas. The Company believes its leased properties are adequate for current needs.

Title to Properties

   Penn Virginia believes it has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas and coal royalty and land management industries.
   As is customary in the oil and gas industry, the Company makes only a cursory review of title to farmout acreage and to undeveloped oil and gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect defects, Penn Virginia cures such title defects. If the Company was unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on a property, the Company could suffer a loss of its investment in the property. Penn Virginia has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing oil and gas leases, the Company obtains title opinions on all material leases. Penn Virginia's oil and gas properties are subject to customary royalty interests, liens for current taxes and other burdens that the Company believes do not materially interfere with the use or affect the value of such properties.
   Of the 163,000 acres of coal and timber bearing land, Penn Virginia owns 70 percent in fee and 30 percent in mineral. Additionally, the Company leases over 25,000 acres of coal and timber bearing land from third parties.

Oil and Gas

Production and Pricing

   The following table sets forth production, sales prices and production costs with respect to the Company's properties for the years ended December 31, 1999, 1998 and 1997.

                                    1999      1998      1997
Production
 Oil and condensate (Mbbls)           32        30        38
 Natural gas (MMcf)                8,679     8,056     7,755

Average sales price
 Oil and condensate ($/Bbl)        $14.47    $11.17    $17.39
 Natural gas ($/Mcf)                 2.46      2.54      2.81

Production cost
 Operating cost per Mcfe            $0.46     $0.46     $0.42
 Production taxes per Mcfe           0.25      0.28      0.26
  Total production cost per Mcfe    $0.71     $0.74     $0.68

Hedging Summary
 Natural gas prices ($/Mcf):
 Actual price received              $2.50     $2.61     $2.87
   for production
 Effect of hedging activities        (.04)     (.07)     (.06)
 Average price                      $2.46     $2.54     $2.81

Proved Reserves

   Penn Virginia had proved reserves of 359,000 barrels of crude oil and condensate and 185.2 Bcf of natural gas at December 31, 1999. The present value of the estimated future cash flows discounted at 10 percent (Pre-tax SEC PV10 Value) at December 31, 1999 was $136 million. At December 31, 1999, the Company had 240 gross (139 net) proved undeveloped drilling locations.

                                       Natural  Pre-tax
                   Oil and   Natural     Gas     SEC PV10
                  Condensate   Gas   Equivalents  Value
                   (Mbbls)    (Bcf)     (Bcfe)    ($MM)
1999
 Developed            326       138       140      $116
 Undeveloped           33        47        47        20
 Total                359       185       187      $136

1998
 Developed            313       118       120      $ 73
 Undeveloped           28        46        46         8
 Total                341       164       166      $ 81

1997
 Developed            364       110       112      $110
 Undeveloped           60        61        61        31
 Total                424       171       173      $141

   The standardized measure of discounted future net cash flows, which represents the present value of future net revenues after income taxes discounted at ten percent, was $119 million, $76 million and $119 million at December 31, 1999, 1998 and 1997, respectively. The weighted average prices used to determine proved reserves at December 31, 1999, 1998 and 1997 were ($/Bbl) $21.78, $9.70 and $15.50, respectively, for oil and condensate and ($/Mcf) $2.69, $2.14 and $3.11, respectively, for natural gas. For information on the changes in standardized measure of discounted future net cash flows, see "Note 17. Supplementary Information on Oil and Gas Producing Activities (Unaudited)" in "Item 8. - Financial Statements and Supplementary Data."

   In accordance with the Securities and Exchange Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the pre-tax SEC PV10 value thereof are made using oil and natural gas sales prices in effect at the dates of such estimates. The prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Net proved oil and gas reserves for the three years ended December 31, 1999 were estimated by Wright and Company, Inc. Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Acreage

   The following table sets forth the Company's developed and undeveloped acreage at December 31, 1999. The Company's acreage is located in the eastern and southern portions of the United States.

                          Gross Acreage   Net Acreage
                               (in thousands)
      Developed                 312          162
      Undeveloped               129           50
        Total                   441          212

Wells Drilled

   The following table sets forth the gross and net number of exploratory and development wells drilled during the last three years. The number of wells drilled means the number of wells spud at any time during the respective year. Net wells equal the number of gross wells multiplied by Penn Virginia's working interest in each of the gross wells. Productive wells represent either wells which were producing or which were capable of commercial production.

                    1999           1998           1997
Development     Gross   Net    Gross    Net    Gross    Net

Productive        61    38.1     56      37.0     53     42.0
Non-productive     2     2.0      3       3.0      1      1.0
                  63    40.1     59      40.0     54     43.0
Exploratory
Productive        16     9.2     15       8.1     31     16.0
Non-productive     3     1.5      3       1.5      5      3.0
                  19    10.7     18       9.6     36     19.0
      Total       82    50.8     77      49.6     90     62.0

  The four gross (2.0 net) wells under evaluation at the end of 1998 were non-productive.

Productive Wells

  The number of productive oil and gas wells in which Penn
Virginia had an interest at December 31, 1999 is set forth below.
Productive wells are producing wells or wells capable of commercial production.

         Operated Wells    Non-Operated Wells      Total
           Gross  Net         Gross  Net         Gross  Net
  Oil       10     10          6      2           16     12
  Gas      780    656        400     61        1,180    717
   Total   790    666        406     63        1,196    729

Coal Royalty and Land Management

   Penn Virginia's coal reserves and timber assets at December 31, 1999 covered 163,000 acres, including fee acreage, in central Appalachia. The coal reserves are in various surface and underground seams.

   Penn Virginia's mineable and merchantable coal reserves are estimated at 488 million tons as of December 31, 1999. Mineable and merchantable coal reserves means coal that is economically mineable using existing equipment and methods under federal and state laws now in effect. Reserve estimates are adjusted annually for production, unmineable areas, acquisitions and sales of coal in place. The majority of the Company's reserves are high in energy content, low in sulfur and suitable for either the steam or metallurgical markets.

   The amount of coal a lessee can profitably mine at any given time is subject to several factors and may be substantially different from "mineable and merchantable reserves." Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

   The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. At December 31, 1999, the Company owned 199 million board feet of standing saw timber.

Coal Reserves

   The following table sets forth the coal reserves that are owned by the Company. The reserves are estimated internally by the Company's engineers.

                                   1999      1998      1997
                                      (in million tons)
Beginning of year                 384.7     379.8     357.6
 Production                        (8.6)     (5.3)     (5.4)
 Additions, deletions, revisions  112.3      10.2      27.6
            End of year           488.4     384.7     379.8

ITEM 3 - LEGAL PROCEEDINGS

   The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1999.



PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER
      MATTERS

Common Stock Market Prices And Dividends

  High and low closing stock prices and dividends for the last two years were:

                           1999                     1998
                                    Cash                     Cash
                  Sales Price     Dividends    Sales Price Dividends
                 High       Low     Paid      High      Low    Paid
Quarter Ended:
March 31       $20-3/4   $16-11/16 $0.225   $29-1/4   $26-7/8 $0.225
June 30        $21-11/16 $17-5/16  $0.225   $30       $25-7/8 $0.225
September 30   $23-1/16  $20-1/2   $0.225   $26-11/32 $21-1/8 $0.225
December 31    $21       $16-1/8   $0.225   $23-1/2   $18-3/8 $0.225

The Company's common stock is traded on the New York Stock Exchange under the symbol PVA.
ITEM 6 - SELECTED FINANCIAL DATA

Five Year Selected Financial Data

Year Ended December 31,  1999     1998      1997(a)     1996(a)    1995(a)
                               (in thousands except per share data)
Revenues (b)            $47,135   $38,144   $41,132     $34,102    $38,890
Operating income         20,715    10,266    18,719      13,212      5,855
Net income              $14,504   $ 9,591   $16,018     $13,040    $10,084

Per common share:
Net income, basic        $ 1.73    $ 1.15    $ 1.93      $ 1.51     $ 1.18
Net income, diluted        1.71      1.13      1.88        1.50       1.18
Dividends paid           $ 0.90    $ 0.90    $ 0.90      $ 0.90     $ 0.90

Weighted average          8,406     8,310     8,302       8,694      8,538
  shares outstanding

Total assets           $274,011  $256,931  $247,230    $229,514   $206,001

Long-term debt          $78,475   $37,967   $31,903     $21,233    $12,700
Stockholders' equity   $154,343  $170,259  $163,704    $160,211   $147,357


(a) All weighted average share and per share data have been restated to reflect the two-for-one split of the Company's common stock in August 1997.
(b) Certain reclassifications between revenues and operating expenses have been made to conform to the current year presentation.

SUMMARIZED QUARTERLY FINANCIAL DATA

Quarterly financial data for 1999 and 1998 were as follows:

                   1999                     1998
              Quarters Ended           Quarters Ended
                     (in thousands, except per share data)
             Mar.31 June 30 Sept.30  Dec.31  Mar.31 June 30 Sept.30 Dec.31(b)
Revenues (c) $9,509 $10,437 $12,306 $14,883  $9,050  $9,941  $9,779  $9,374
Operating     3,835   4,042   5,430   7,408    3,760  4,266   4,335  (2,095)
  Income
  (loss)
Net income   $2,915  $3,165  $3,945  $4,479   $3,152 $3,666  $3,442   $(669)
  (loss)
Net income
 per share,
 basic (a)    $0.35   $0.38    $0.47   $0.53    $0.38  $0.44   $0.41  $(0.08)
Net income
 per share,
 diluted (a)  $0.35   $0.37    $0.46   $0.53    $0.37  $0.43   $0.41  $(0.08)

Weighted average
 shares
 outstanding  8,371   8,410    8,423   8,423     8,278  8,291   8,308   8,354

(a) The sum of the quarters may not equal the total of the respective year's net income per share due to changes in the weighted average shares outstanding throughout the year.
(b) Operating income for fourth quarter of 1998 included a noncash charge relating to impairments of certain oil and gas properties of $4.6 million ($3.7 million after tax) primarily due to a decline in commodity prices and a restructuring charge of $0.6 million ($0.4 million after tax).
(c)   Certain  reclassifications between  revenues  and  operating
      expenses  have  been  made  to  conform  to  the  current   year
      presentation.

ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following review of operations and financial condition of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

   Penn Virginia's net income for 1999 was $14.5 million with operating income of $20.7 million. The comparable 1998 results were net income of $9.6 million and operating income of $10.3 million. Revenues for 1999 were $47.1 million, a 24 percent increase over 1998 and net income was $14.5 million, or $1.71 per share (diluted), a 51 percent increase over the 1998 level of $9.6 million, or $1.13 per share (diluted). The 1999 increases were a direct result of increased production of natural gas and higher levels of coal royalties. The Company's 1998 financial performance was adversely impacted by a noncash charge relating to impairments of certain oil and gas properties of $4.6 million ($3.7 million after tax) primarily due to a decline in commodity prices and a restructuring charge of $0.6 million ($0.4 million after tax).

  During 1999, Penn Virginia successfully expanded its oil and gas operations into Mississippi and the Texas onshore gulf coast and began an ambitious exploration program. As a result of a strategic coal acquisition, the Company's coal reserves grew by 27 percent to 488 million tons.

   Management believes its natural gas operations will be expanded over the next several years through a combination of exploitation, exploration and acquisition of new properties. In July 1999, Penn Virginia acquired certain oil and gas properties in Mississippi for $13.7 million. The acquisition, which is 99 percent natural gas, added 23.3 Bcfe in proved reserves and provides numerous future drilling locations, which is the primary focus of the Company's 2000 drilling program. The majority of the low-risk developmental drilling locations are in the Selma Chalk formation at a depth of 6,900 feet. In December 1999, the Company purchased a 20 percent working interest in a Texas onshore gulf coast exploration project for $2.4 million. The project is in its initial phases and is comprised of a portfolio of drilling prospects with varying risk/reward characteristics.

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

  The Company continued its aggressive drilling program in 1999 by drilling 82 gross (50.8 net) wells. In 1999, Penn Virginia produced a record 8,871 MMcfe of oil and natural gas, which was an eight percent increase over 1998.

   Penn Virginia participates in the coal industry exclusively through its royalty position. The Company leases the rights to mine its coal reserves to various operators who pay a minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the sales price. Since the Company does not mine the coal, the coal royalty and land management segment tends to have relatively high margins. Coal royalty and land management segment revenues increased $7.1 million, or 49 percent, to $21.5 million in 1999. The increase was attributable to enhanced production from lessees due to the completion of the unit train loadout facility, start-up operations from some lessees and acquisitions.

   In April 1999, Penn Virginia completed a $5.2 million state-of-the-art coal loadout facility in Virginia. The facility accomodates 100 rail car unit trains which can be loaded in approximately four hours, thus generating substantial savings for the Company's lessees. The loadout is primarily utilized by the Company's lessees and provides them a competitive advantage by reducing delivery costs to their principal customers. Additionally, the loadout facility has accelerated the cash flow received by the Company, primarily due to increased production from lessees.

   In September 1999, Penn Virginia completed a $30 million acquisition which included over 90 million tons of high quality coal reserves, as well as oil and gas leases, timber assets, a short line railroad and a coal loading dock on the Kanawha River. The acquisition covers over 24,000 acres and complements the existing asset base of the Company's Coal River Properties. The Company continues to diversify its coal customer base by adding additional lessees and by searching for additional coal reserve acquisition opportunities.

   At December 31, 1999, the Company owned 3,307,200 shares of Norfolk Southern stock, which decreased in priced from $31.6875 per share at December 31, 1998 to $20.50 per share, reducing the value of the investment by $37.0 million, or $24.1 million after tax. See Note 4 (Investments and Dividend Income).


Results of Operations

Consolidated Net Income
  Penn Virginia's 1999 net income was $14.5 million, compared with $9.6 million in 1998 and $16.0 million in 1997. Revenues for 1999 were $47.1 million, a 24 percent increase over 1998 and net income was $14.5 million, or $1.71 per share (diluted), a 51 percent increase over the 1998 level of $9.6 million, or $1.13 per share (diluted). The 1999 increases were a direct result of increased production of natural gas and higher levels of coal royalties. Net income for 1998 included a noncash charge relating to impairments of certain oil and gas properties of $4.6 million ($3.7 million after tax) primarily due to a decline in commodity prices and a restructuring charge of $0.6 million ($0.4 million after tax).

  Income before income taxes includes a gain of approximately $2.0 million on the sale of non-strategic oil and gas properties in November 1997.

Selected Financial Data
                                    1999      1998      1997
                                (in millions, except share data)
Revenues                           $47.1      $38.1     $41.1
Operating costs and expenses        26.4       27.9      22.4
Operating income                    20.7       10.3      18.7
Net income                          14.5        9.6      16.0
Earnings per share, basic           1.73        1.15      1.93
Earnings per share, diluted         1.71        1.13      1.88


Oil and Gas Segment
   The oil and gas segment explores for, develops and produces crude oil and natural gas in the eastern and southern portions of the United States. The Company also owns mineral rights to oil and gas reserves.

Selected Financial and Operating Data
                                    1999      1998      1997
                                (in thousands, except as noted)
Revenues
 Oil and condensate               $  463      $ 335     $ 661
 Natural gas sales                21,384     20,482    21,849
 Gain on the sale of property        -            2     1,889
 Other                             1,095        289       469
   Total Revenues                 22,942     21,108    24,868

Expenses
 Lease operating expenses          4,090      3,761     3,356
 Exploration expenses              1,699        488     1,439
 Taxes other than income           2,165      2,343     2,069
 General and administrative        2,148      3,153     2,675
   Operating Expenses             10,102      9,745     9,539
 Depreciation, depletion
   and amortization                6,951      6,460     5,920
 Loss on the sale of properties        -          6         4
 Impairment of properties              -      4,641         -
   Total Expenses                 17,053     20,852    15,463

Operating Income                  $5,889      $ 256    $9,405

Production
 Oil and condensate (MBbls)           32         30        38
 Natural gas (MMcf)                8,679      8,056     7,755

Prices
 Oil and condensate ($/Bbl)       $14.47      $11.17     $17.39
 Natural gas ($/Mcf)                2.46        2.54       2.81

Hedging Summary
 Natural gas prices ($/Mcf):
 Actual price received for
    production                $     2.50   $     2.61     $2.87
 Effect of hedging activities       (.04)        (.07)     (.06)
 Average price                     $2.46       $ 2.54    $ 2.81

   The oil and gas segment had operating income of $5.9 million in 1999 compared with $0.3 million in 1998 and $9.4 million in 1997.

   Revenues. Oil and gas revenues increased $1.9 million, or nine percent, from 1998 to 1999 primarily due to a $0.8 million increase in natural gas sales and a $0.8 million increase in other income. Natural gas production increased eight percent, offset by a three percent decrease in average price per Mcf. The production increase is a result of an acquisition in Mississippi and the Company's 1999 drilling program. Other operating income increased $0.8 million due to $0.4 million received for the final settlement of a 1995 contract dispute and $0.2 million for reimbursement of lost production caused by third party pipeline damages.

   Revenues for the oil and gas segment decreased $3.8 million, or 15 percent, from 1997 to 1998. The change resulted from a 10 percent decrease in average natural gas prices recognized by the Company, offset by a three percent increase in production. Additionally, a $2.0 million gain on the sale of oil and gas properties was included in 1997 revenues.

   The Company, from time to time, hedges the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. The Company recognized a loss of $0.4 million in 1999 and $0.5 million in 1998 and 1997 on hedging activities.

   Operating expenses. Production costs, consisting of lease operating expense and taxes other than income, increased from $6.1 million in 1998 to $6.3 million in 1999. On a Mcfe basis, production costs decreased from $0.74 per Mcfe in 1998 to $0.71 per Mcfe in 1999. The decrease on a Mcfe basis resulted from less tax being paid due to the relocation of the offices of the oil and gas segment.

  Exploration expenses increased from $0.5 million in 1998 to $1.7 million in 1999. The increase is attributable to charges relating to seven gross (3.5 net) nonproductive, exploratory wells and preliminary field costs incurred in 1999. Additionally, the Company's exploration program included $0.3 million in seismic expenditures.

   General and administrative expenses decreased from $3.2 million in 1998 to $2.1 million in 1999. The decrease primarily relates to the Company's 1998 plan to reduce administrative and operational overhead costs in its oil and gas subsidiary. In connection with the plan, the Company recorded a pre-tax charge to general and administrative expense totaling $0.6 million in 1998 related to severance costs for six employees and a lease cancellation penalty. The Company completed its restructuring plan in August 1999. There were no adjustments to the liability recorded in 1998 that resulted in an adjustment to net income in 1999.

   The oil and gas segment's operating expenses increased $0.2 million, or two percent, in 1998. In the fourth quarter of 1998, the Company's management approved the aforementioned $0.6 million plan to reduce administrative and operational overhead costs in its oil and gas subsidiary. Lease operating expenses increased $0.4 million as a result of increased production and additional operating expenses associated with the Company's new coalbed methane wells. These 1998 increases were offset by a $0.9 million decline in exploration expenses due to a reduction in dry hole costs.

    Depreciation, depletion and amortization. Oil and gas depreciation, depletion and amortization increased to $7.0 million in 1999 but remained relatively constant on a unit basis at $0.79 per Mcfe in 1999, compared with $6.4 million, or $0.78 per Mcfe, in 1998.

   Oil and gas depreciation, depletion and amortization increased $0.5 million to $6.4 million in 1998, compared with $5.9 million in 1997. The change was attributable to the decrease in natural gas pricing used in the 1998 year-end reserve reports, which caused negative reserve revisions and, consequently, a higher depletion rate using the units-of-production method.

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


Coal Royalty and Land Management Segment

      The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and its land assets.

Selected Financial and Operating Data
                                    1999      1998      1997
                                (in thousands, except as noted)
Revenues
  Coal royalties                  $17,624     $10,705   $11,355
  Timber                            1,667       1,600     1,488
  Gain on the sale of property        280          70        94
  Other                             1,976       2,014       682
   Total Revenues                  21,547      14,389    13,619

Expenses
  Operating costs                     221          96        74
  Exploration expenses                268         549       314
  Taxes other than income             506         352       259
  General and administrative        2,623       2,184     1,764
   Operating Expenses               3,618       3,181     2,411
  Depreciation, depletion
   and amortization                 1,269         589       516
   Total Expenses                   4,887       3,770     2,927

Operating Income                  $16,660     $10,619   $10,692

Production
  Royalty coal tons produced by
    lessees (thousands)             8,603       5,278     5,422
  Timber sales (Mbf)                9,020       7,981     7,933

Prices
  Royalty per ton                   $2.05       $2.03     $2.09
  Timber sales price per Mbf       $  175     $   185     $ 172

   Revenues. Coal royalty and land management segment revenues were $21.5 million in 1999, $14.4 million in 1998 and $13.7 million in 1997, representing a 49 percent increase from 1998 to 1999 and five percent increase from 1997 to 1998. The $7.1 million increase in 1999 was attributable to enhanced production from existing lessees due to the completion of the unit train loadout, start-up operations for some lessees and acquisitions.

   The $0.7 million increase from 1997 to 1998 primarily resulted from a $0.8 million receipt for the sale of coal reserves as a result of a power line relocation that was recognized in other operating income. The Company, from time to time, receives reimbursement for circumstances that inhibit mining reserves in a certain location.

   Operating expenses. The coal royalty and land management segment's operating expenses increased $0.4 million, or 13 percent, to $3.6 million, compared with $3.2 million in 1998. General and administrative expenses increased $0.4 million in 1999 due to legal fees incurred by the Company to pursue the potential recovery of coal reserves and the addition of three additional employees in the Charleston, West Virginia office relating to the Company's September 1999 acquisition. Exploration expenses decreased $0.3 million to $0.2 million in 1999 primarily due to increased 1998 costs incurred to maintain a mine on a terminated lease.

     The coal royalty and land management segment's operating expenses increased 28 percent in 1998 to $3.2 million, compared with $2.5 million in 1997. The $0.7 million increase from 1997 to 1998 primarily resulted from a $0.4 million increase in general and administrative due to personnel additions related to the opening of an office in Charleston, West Virginia during the last half of 1997. Furthermore, a slight increase in legal costs were incurred during 1998 to protect the Company's interests relating to a lease termination by a lessee and a lessee bankruptcy.

Corporate and Other

   Dividends. Dividend income of $2.6 million in 1999 remained constant, compared with $2.6 million in 1998 and 1997. Penn Virginia's holdings primarily consist of 3,307,200 shares of Norfolk Southern Corporation.


Proved Reserves

   Oil and Gas. In 1999, Penn Virginia added 14.2 Bcfe of proved developed oil and gas reserves from its 82 gross (50.8 net) well drilling program, replacing 122 percent of 1999 production. The Company acquired 23.4 Bcfe of proved oil and gas reserves (12.8 Bcfe of proved developed reserves) during 1999 for $14.1 million. The acquisition cost was $0.60 per proved Mcfe.

  Penn Virginia's total proved reserves at year-end 1999 increased
21.5 Bcfe, or 13 percent, to 187.4 Bcfe primarily due to acquisitions. Proved developed reserves increased 20.2 Bcfe, or 17 percent, to 140.2 Bcfe. Proved undeveloped reserves increased
1.2 Bcfe to 47.1 Bcfe. Proved undeveloped reserves of 9.3 Bcfe were drilled and converted to proved developed reserves during 1999. At year-end 1999, proved developed reserves comprised 75 percent of the Company's total proved reserves, compared with 72 percent at year-end 1998. The Company has 139 net proved undeveloped drilling locations at year-end 1999, compared with 141 locations at year-end 1998.

   Coal Royalty and Land Management. Penn Virginia's mineable and merchantable coal reserves were 488 million tons at year end 1999, compared with 385 million tons at year-end 1998. The Company purchased over 90 million tons of coal reserves during 1999. Mineable and merchantable coal reserves means coal that is economically mineable using existing equipment and methods under federal and state laws now in effect.
Market Risk

   Marketable Equity Securities. At December 31, 1999, the Company's marketable equity securities, consisting primarily of Norfolk Southern Corporation common stock, were recorded at their fair value of $67.8 million, including net unrealized gains of $65.0 million. The closing stock price for Norfolk Southern Corporation was $20.50 and $31.69 per share at December 31, 1999 and 1998, respectively. At February 28, 2000, the closing price for Norfolk Southern Corporation was $13.94. The fair value of the Company's marketable equity securities is significantly affected by market price fluctuations. See Note 4 of the Notes to Consolidated Financial Statements.

   Interest Rate Risk. The carrying value of Penn Virginia's debt approximates fair value. At December 31, 1999, the Company had $78.5 million of long-term debt, primarily represented by an unsecured revolving credit facility (the "Revolver") totaling $77.7 million. The Revolver matures in June 2003 and is governed by a borrowing base calculation that is redetermined semi-annually. The Company has the option to elect interest at (i) Libor plus a Eurodollar margin ranging from 100 to 150 basis points, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus 50 basis points. As a result, the Company's 2000 interest costs will fluctuate based on short-term interest rates relating to the Revolver.

   Hedging Activities. Penn Virginia's price risk program permits the utilization of fixed-price contracts and financial instruments (such as futures, forward and option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas prices as they relate to the Company's anticipated production. These contracts and/or financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains and losses on natural gas financial instruments designated as hedges of anticipated transactions are treated as deferred charges or credits, as applicable, on the balance sheet until recognized. Net gains and losses on such financial instruments, including accrued gains or losses upon maturity or termination of the contract, are recognized in operating income concurrently with the hedged transaction.

   In April 1997, Penn Virginia executed a contract for a participating forward swap for 5,000 MMbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.48 per MMbtu for the period of May 1997 through October 1999. In September 1997, the Company completed a second participating forward swap for an additional 5,000 MMbtu's per day with a floor price of $2.10 per MMbtu and a re-entry price of $2.35 per MMbtu for the period of November 1997 through October 1999. The Company hedged 34 percent of its 1999 production and recognized an opportunity cost of $0.4 million, which offset oil and gas revenues. To date, the Company has not hedged crude oil prices. At December 31, 1999, no contracts were in place; however, Penn Virginia constantly reviews market conditions and may alter its hedged positions at any time.


Capital Resources and Liquidity

Cash flows from Operating Activities

   Funding for the Company's activities has historically been provided by operating cash flows and bank borrowings. Net cash provided from operating activities was $25.1 million in 1999, compared with $19.2 million in 1998 and $19.7 million in 1997. The Company's consolidated cash balance increased to $0.7 million in 1999 from $0.2 million in 1998.
Cash flows from Investing Activities

   The Company used $58.7 million in investing activities in 1999, compared with $18.3 million in 1998 and $15.8 million in 1997. Capital expenditures, including acquisitions and noncash items, totaled $60.7 million, compared with $23.6 million in 1998 and $23.2 million in 1997. The following table sets forth capital expenditures, including acquisitions and noncash items, made by the Company during the periods indicated.

                                    Year ended December 31,
                                    1999      1998        1997
  Oil and gas                             (in thousands)
      Acquisitions                  $16,620   $3,557      $ 163
      Development                     9,189    8,527     10,446
      Exploration                     2,587    1,534      3,061
      Support equipment and
           facilities                   209      171        114

  Coal royalty and land management
      Lease acquisitions             30,094    6,260      9,203
      Support equipment and
           facilities                 1,861    3,532        199
      Other                              91       42          6

     Total capital expenditures     $60,651  $23,623    $23,192

   In July 1999, Penn Virginia acquired certain oil and gas properties in Mississippi for $13.7 million. The acquisition, which is 99 percent natural gas, added 23.3 Bcfe of proved reserves and provides numerous future drilling locations, which is the primary focus of the Company's 2000 drilling program. In December 1999, the Company purchased a 20 percent interest in a Texas onshore gulf coast exploration project for $2.4 million. The project is in its initial phases and is comprised of a portfolio of drilling prospects with varying risk/reward characteristics.

   The Company drilled 38.1 net successful development wells, 9.2 net successful exploratory wells and 3.5 net non-productive wells in 1999 compared with 37.0 net successful development wells, 8.1 net successful exploratory wells and 4.5 net non-productive wells in 1998. The 2.0 net wells under evaluation at the end of 1998 were non-productive.

   In September 1999, the Company completed an acquisition which included over 90 million tons of high quality coal reserves as well as oil and gas leases, timber assets, a short line railroad and a coal loading dock on the Kanawha River in West Virginia. The $30 million acquisition complements the Company's existing Coal River Properties located on the inland river system in West Virginia.

   Capital expenditures for 2000, before lease and proved property acquisitions, are expected to be $22 to $24 million including $21 to $23 million for the oil and gas segment and $1 million for the coal royalty and land management segment. The Company plans to drill approximately 50 to 60 net development wells and 10 to 20 exploratory wells. Management continually reviews the Company's drilling expenditures and may increase, decrease or reallocate amounts based on industry conditions.

   Penn Virginia is actively seeking oil and gas acquisitions, as well as coal reserve acquisitions, both in the eastern United States, and in other areas of the U.S. The Company opened an office in Houston, Texas during the fourth quarter of 1998 with the primary purpose of acquiring oil and gas properties. The Company's acquisition efforts in both the oil and gas segment and coal royalty and land management segment are reflected in the 1999 financial results.

   In 1999, the Company received payments on long-term notes receivable of $1.7 million and $0.3 million from the sale of property and equipment.

   Management believes its cash flow from operations, portfolio of investments and sources of debt financing are sufficient to fund its 2000 planned capital expenditure program.

Cash flows from Financing Activities

   Net cash provided (used) by financing activities was $34.1 million in 1999, compared with $(1.5) million in 1998 and $(5.0) million in 1997.

   Penn Virginia has a $120 million unsecured revolving credit facility (the "Revolver") with a final maturity of June 2003. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions, among other requirements. The outstanding balance on the Revolver was $77.7 million and $37.1 million at December 31, 1999 and 1998, respectively. Management believes its portfolio of investments and sources of funding are sufficient to meet short and long-term liquidity needs not funded by cash flows from operations.

Other Issues

   Year 2000. Historically, most computer systems, including microprocessors embedded into field equipment and other machinery, utilized software that recognized a calendar year by its last two digits. At January 1, 2000, it was anticipated that these systems would require modification to recognize a calendar year by four digits. The Year 2000 issue has caused no disruption to the Company's mission-critical facilities or operations, and resulted in no material costs. Penn Virginia will remain vigilant for Year 2000 related problems that may yet occur. The Company anticipates that the Year 2000 problem will not create material disruptions to its facilities or operations, and will not create material costs.

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

   In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Given its low levels of derivative activity, the Company does not expect adoption to have a significant impact on the Company's financial position, results of operations or liquidity.

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

   Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ include, but are not necessarily limited to: the cost of finding and successfully developing oil and gas reserves; the cost of finding new coal reserves; the ability to acquire new oil and gas and coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and gas and coal; the risks associated with having or not having price risk management programs; Penn Virginia's ability to lease new and existing coal reserves; the ability of Penn Virginia's lessees to produce sufficient quantities of coal on an economic basis from Penn Virginia's reserves; the ability of lessees to obtain favorable contracts for coal produced from Penn Virginia reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and gas production; competition among producers in the coal and oil and gas industries generally and in the Appalachian Basin in particular; the extent to which the amount and quality of actual production differs from estimated mineable and merchantable coal reserves and proved oil and gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the drilling and producing of oil and gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by Penn Virginia, including their ability to satisfy their royalty, environmental, reclamation and other obligations to Penn Virginia and others; changes in financial market conditions; changes in the market prices or value of the marketable securities owned by Penn Virginia, including the price of Norfolk Southern common stock and other risk factors detailed in Penn Virginia's Securities and Exchange commission filings. Many of such factors are beyond Penn Virginia's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

   While Penn Virginia periodically reassesses material trends and uncertainties affecting Penn Virginia's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in Penn Virginia's quarterly, annual or other reports filed with the Securities and Exchange Commission, Penn Virginia does not intend to review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENN VIRGINIA CORPORATION

March 22, 2000                         By:  /s/ Steven W. Tholen
                                       (Steven W. Tholen,
                                        Vice President and
                                        Chief Financial Officer)


March 22, 2000                         By:  /s/ Ann N. Horton
                                        (Ann N. Horton, Controller and
                                         Principal Accounting Officer)


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Robert Garrett           Chairman of the Board           March 22, 2000
  (Robert Garrett)              and Director

/s/ Richard A. Bachmann            Director                  March 22, 2000
  (Richard A. Bachmann)

/s/ Lennox K. Black                Director                  March 22, 2000
  (Lennox K. Black)

/s/ John D. Cadigan                Director                  March 22, 2000
  (John D. Cadigan)

/s/ A. James Dearlove             Director and               March 22, 2000
  (A. James Dearlove)         Chief Executive Officer

/s/ Peter B. Lilly                 Director                  March 22, 2000
  (Peter B. Lilly)

/s/ Marsha R. Perelman             Director                  March 22, 2000
  (Marsha R. Perelman)

/s/ Joe T. Rye                     Director                   March 22, 2000
  (Joe T. Rye)

/s/ John A. H. Shober              Director                   March 22, 2000
  (John A. H. Shober)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            Penn Virginia Corporation and Subsidiaries

                    Index to Financial Section




Management's Report on Financial Information                29

Reports of Independent Public Accountants                   30

Financial Statements and Supplementary Data                 31

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




A. James Dearlove                       Steven W. Tholen
President and                           Vice President and
Chief Executive Officer                 Chief Financial Officer

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Penn Virginia Corporation:

  We have audited the accompanying consolidated balance sheets of Penn Virginia Corporation (a Virginia corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                        ARTHUR ANDERSEN LLP


Houston, Texas
February 16, 2000

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME




                                    Year Ended December 31,
                                  1999     1998       1997
                               (in thousands, except share data)
Revenues
  Oil and condensate              $ 463     $ 335     $ 661
  Natural gas                    21,384    20,482    21,827
  Coal royalties                 17,624    10,705    11,364
  Timber                          1,667     1,600     1,493
  Dividends                       2,646     2,646     2,646
  Gain on the sale of property      280        72     1,983
  Other                           3,071     2,304     1,158
                                 47,135    38,144    41,132
Expenses
  Operating expenses              4,311     3,857     3,431
  Exploration expenss             2,146     1,189     1,753
  Taxes other than income         2,795     2,788     2,431
  General and administrative      8,775     8,234     8,240
  Loss on the sale of property        -         7         9
  Impairment of oil and gas
      properties                      -     4,641         -
  Depreciation, depletion and
      amortization                8,393     7,162     6,549

                                 26,420    27,878    22,413

Operating Income                 20,715    10,266    18,719

 Other (income) expense:
  Interest expense                3,298     2,017     2,317
  Interest income                (1,354)   (3,421)   (3,534)
  Gain on sale of securities          -       (14)      (50)
  Other                             (63)     (269)     (301)
Income from operations before
   income taxes                  18,834    11,953    20,287

Income tax expense                4,330     2,362     4,269

Net Income             $         14,504    $9,591   $16,018

Net income per share, basic       $1.73     $1.15     $1.93
Net income per share, diluted     $1.71     $1.13     $1.88

Weighted average shares
  outstanding, basic              8,406     8,310     8,302
Weighted average shares
  outstanding, diluted            8,480     8,463     8,500


 The accompanying notes are an integral part of these consolidated financial statements.

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                               December 31,
                                              1999       1998
                                     (in thousands, except share data)
Assets
Current assets
  Cash and cash equivalents                 $ 657        $ 225
  Accounts receivable                       6,880        5,682
  Current portion of long-term notes
     receivable                               816          364
  Current deferred income taxes               155          577
  Other                                       813          680
   Total current assets                     9,321        7,528

Investments (Note 4)                       67,816      104,819
Long-term notes receivable (Note 5)         3,518        3,079

Property and Equipment
Oil and gas properties, wells and
   equipment, using the successful
   efforts method of accounting           185,048      157,558
Other property and equipment               82,772       52,455
  Less: Accumulated depreciation,
        depletion and amortization         76,553       68,745
Net property and equipment (Note 6)       191,267      141,268

Other assets                                2,089          237

   Total assets                         $ 274,011     $256,931

Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt
     (Note 7)                               $  34    $      31
  Accounts payable                          1,570        1,397
  Accrued expenses                          5,470        5,039
  Taxes on income                               -          576
   Total current liabilities                7,074        7,043

Other liabilities (Note 11)                 5,854        2,875
Deferred income taxes                      28,265       38,787
Long-term debt (Note 7)                    78,475       37,967
   Total liabilities                      119,668       86,672

Commitments and contingencies (Note 16)

Shareholders' equity
  Preferred stock of $100 par value -
   Authorized 100,000 shares; none issued       -            -
  Common stock of $6.25 par value -
   16,000,000 shares authorized;
    8,921,866 shares issued               55,762         55,762
Other paid-in-capital                      8,096          8,441
Retained earnings                         60,860         53,924
Accumulated other comprehensive income    42,017         65,985
                                         166,735        184,112
Less:498,238 shares in 1999 and
     555,050 in 1998 of common stock
     held in treasury, at cost            11,142         12,403
   Unearned compensation - ESOP            1,250          1,450
   Total shareholders' equity            154,343        170,259

   Total liabilities and shareholders'
     equity                             $274,011      $ 256,931


 The accompanying notes are an integral part of these consolidated financial statements.

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (in thousands, except share data)


                                                                 Accumulated
                                              Other                  Other
                       Shares      Common   Paid-in  Retained  Comprehensive
                       Outstanding Stock    Capital  Earnings      Income
Balance at 12/31/96   4,341,240  $ 27,817   $ 36,138   $43,240     $60,441

Two-for-one common
   stock split        4,341,240    27,817    (27,817)       -          -
Dividends paid
  ($0.90 per share)      -              -           -   (7,445)        -
Exercise of stock
   options               12,464         -          9         -         -
Purchase of treasury
    stock              (420,618)        -          -         -         -
Allocation of ESOP shares     -         -        101         -         -
Net income                    -         -          -     16,018        -
Other comprehensive
  income, net of tax          -         -          -          -      3,059

Balance at 12/31/97    8,274,326   55,634      8,431     51,813     63,500

Dividends paid
  ($0.90 per share)           -         -          -     (7,480)         -
Stock issued as
   compensation            5,357        -         26          -          -
Exercise of stock options 87,133      128       (114)         -          -
Allocation of ESOP shares      -        -         98          -          -
Net income                     -        -          -      9,591          -
Other comprehensive income,
   net of tax                  -        -          -          -      2,485

Balance at 12/31/98    8,366,816    55,762      8,441    53,924     65,985

Dividends paid
 ($0.90 per share)             -        -          -     (7,568)         -
Stock issued as
   compensation            7,878        -         (13)        -          -
Exercise of stock options 48,934        -        (365)        -          -
Allocation of ESOP shares      -        -          33         -          -
Net income                     -        -           -     14,504         -
Other comprehensive loss,
  net of tax                   -        -           -         -     (23,968)

Balance at 12/31/99    8,423,628 $  55,762     $8,096  $  60,860  $  42,017

Penn Virginia Corporation and Subsidiaries Consolidated Statements of
Shareholders' Equity (in thousands,except share data) continued below.


                                    Unearned       Total
                       Treasury   Compensation  Stockholders'   Comprehensive
                        Stock         ESOP        Equity        Income (Loss)
Balance at 12/31/96         $(5,575)    $(1,850)     $160,211
Two-for-one common
  stock split                     -           -             -
Dividends paid
  ($0.90 per share)               -           -        (7,445)
Exercise of stock options        279          -           288
Purchase of treasury stock    (8,728)         -        (8,728)
Allocation of ESOP shares         -          200          301
Net Income                        -            -       16,018       $16,018
Other comprehensive income,
   net of tax                     -            -        3,059         3,059

Balance at 12/31/97          (14,024)     (1,650)     163,704        19,077

Dividends paid
  ($0.90 per share)               -            -       (7,480)
Stock issued as
  compensation                   120           -          146
Exercise of stock options      1,501           -        1,515
Allocation of ESOP shares          -          200         298
Net Income                         -           -        9,591        $9,591
Other comprehensive income,
  net of tax                       -           -        2,485         2,485

Balance at 12/31/98          (12,403)      (1,450)    170,259        12,076

Dividends paid
  ($0.90 per share)                -             -     (7,568)
Stock issued as
  compensation                    176            -        163
Exercise of stock options       1,085            -        720
Allocation of ESOP shares           -          200        233
Net Income                          -            -     14,504       $14,504
Other comprehensive loss,
   net of tax                       -            -    (23,968)      (23,968)

Balance at 12/31/99         $(11,142)      $(1,250)  $154,343       $(9,464)




 The accompanying notes are an integral part of these consolidated financial statements.

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Year ended December 31,
                                                 1999     1998      1997
                                                    (in thousands)

Cash flows from operating activities:
 Net income                                      $14,504    $9,591    $16,018
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Depreciation, depletion and amortization           8,393    7,162      6,549
 Impairment of oil and gas properties                   -    4,641          -
 Gain on the sale of securities                         -      (14)      (50)
 Gain on the sale of property and equipment          (280)     (65)   (1,983)
 Deferred income taxes                              2,805      923     2,169
 Dry hole expense                                   1,115       58       949
 Interest income                                   (1,306)  (3,336)   (2,833)
 Other                                                 22      597       175
                                                   25,253   19,557    20,994
Changes in operating assets and liabilities:
 Accounts receivable                               (1,198)   1,721    (2,548)
 Other current assets                                (133)    (136)     (116)
 Accounts payable and accrued expenses                604   (1,277)      358
 Deferred income                                        -     (279)        -
 Taxes on income                                     (576)     432       136
 Other assets and liabilities and investments       1,105     (781)      881
     Net cash flows provided by operating
     activities                                    25,055   19,237    19,705

Cash flows from investing activities:
 Proceeds from the sale of securities                   -       17        -
 Proceeds from the sale of property and equipment      299      79     3,957
 Payments received on long-term notes receivable     1,670   2,253     3,456
 Producing properties acquired                     (13,921) (3,351)      (82)
 Lease acquisitions                                (32,793) (3,512)   (9,284)
 Capital expenditures                              (13,937)(13,806) (13,826)
         Net cash flows used in investing
         activities                                (58,682)(18,320) (15,779)

Cash flows from financing activities:
 Dividends paid                                     (7,568) (7,480)  (7,445)
 Proceeds from long-term borrowings                 44,500   9,100   19,513
 Repayment of long-term borrowings                  (3,990) (5,100)  (8,917)
 Purchases of treasury stock                             -       -   (8,728)
 Issuance of stock                                   1,117   1,957      589
  Net cash flows provided by (used in)
  financing activities                              34,059  (1,523) (4,988)
  Net decrease in cash and cash equivalents            432    (606) (1,062)
  Cash and cash equivalents - beginning of year        225     831   1,893
  Cash and cash equivalents - end of year    $         657 $   225 $   831

Supplemental disclosures:
 Cash paid during the year for:
  Interest                                          $2,980  $2,065  $2,243
  Income taxes                                      $2,100  $1,100   $ 930

Noncash investing activities:
 Note receivable for sale of property and equipment $1,255  $    -  $     -     Note receivable
exchanged for:
  Other property and equipment                       $   -  $2,954    $   -
  Deferred revenue                                   $   -  $1,296    $   -


 The accompanying notes are an integral part of these consolidated financial statements.

            PENN VIRGINIA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations

  Penn Virginia Corporation ("Penn Virginia" or the "Company") explores for, develops and produces crude oil, condensate and natural gas in the eastern and southern portions of the United States.

  The Company owns land and mineral rights to mineable and merchantable coal reserves and timber located in central Appalachia. The coal reserves are leased to various operators who mine and market the coal. Penn Virginia collects royalties based on the lessee's production and sale of reserves. Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, where Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product.


2.   Summary of Significant Accounting Policies

Principles of Consolidation
  The consolidated financial statements include the accounts of Penn Virginia Corporation and all wholly-owned subsidiaries. The Company owns and operates its undivided oil and gas properties and manages its coal reserves through its wholly-owned subsidiaries. The Company accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Company's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements. Certain amounts have been reclassified to conform to the current year's presentation.

New Accounting Standards
  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

  In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Given its low levels of derivative activity, the Company does not expect adoption to have a significant impact on the Company's financial position, results of operations or liquidity.

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

Other Property and Equipment
  Other property and equipment is carried at cost and includes expenditures for additions and improvements, which substantially increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Depreciation of property and equipment is generally computed using the straight-line method over their estimated useful lives, varying from 3 years to 20 years. Coal in place is depleted at a rate based upon the cost of the mineral properties and estimated mineable and merchantable tonnage therein. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

Impairment of Long-Lived Assets
 In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for using the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. SFAS No.121 requires an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Company recognizes an impairment loss equal to the  difference between the carrying value and the fair  value  of the asset. Fair value is estimated to be the present value of expected future net cash flows from proved reserves, utilizing a risk-adjusted rate of return.

Concentration of Credit Risk
  Substantially all of the Company's accounts receivable at December 31, 1999 result from oil and gas sales and joint interest billings to third party companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant.

Fair Value of Financial Instruments
   The Company's financial instruments consist of cash and cash equivalents, marketable securities, natural gas swaps, accounts receivable, notes receivables, accounts payable and long-term debt. The carrying values of cash, marketable securities, accounts receivables and payables, and long-term debt approximate fair value. See Note 5 for a discussion of notes receivable.

  The Company, from time to time, enters into derivative financial instruments to mitigate its exposure to natural gas price volatility. The derivative financial instruments, which are placed with a major financial institution the Company believes is a minimum credit risk, take the form of swaps with purchased options. These derivative financial instruments are designated as hedges and realized gains and losses from the Company's price risk management activities are recognized in natural gas revenues when the associated production occurs.

  The fair value of open derivative financial instruments is determined by comparing the New York Mercantile Exchange forward prices at year-end with the appropriate location differential adjustment to the contractual prices designated in the derivative financial instruments. The Company had no outstanding derivative financial instruments at December 31, 1999. The fair value of the Company's open derivative contracts at December 31, 1998 was $0.1 million.

Oil and Gas Revenues
 Natural gas revenues generally are recorded using the entitlement method in which the Company recognizes its ownership interest in natural gas production as revenue. If the Company's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Natural gas pipeline balancing receivables are recorded when the Company's ownership share of production exceeds sales. At December 31, 1999 and 1998, the Company's receivables included $1.3 million and $0.9 million of natural gas pipeline imbalances, respectively.

Royalties
  Coal royalty income is recognized on the basis of tons sold by the Company's lessees and the corresponding revenue from those sales. All coal leases are based on an annual minimum payment due or a percentage of the gross sales price.

Income Tax
  The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

3.
  Acquisitions

   In September 1999, the Company successfully completed the purchase of fee mineral and lease rights for coal reserves and related assets in West Virginia. The $30 million acquisition was funded by borrowings from the Company's revolving credit facility (the "Revolver") and accounted for at fair value. The operations have been included in the Company's statement of income as of the closing date. The following unaudited proforma results of operations have been prepared as though the aforementioned acquisition had been completed on January 1, 1998. The unaudited proforma results of operations consist of the following as of December 31, 1999 (in thousands, except share data):

                                           1999        1998
Revenues                                   $ 51,528    $44,079

Net   income                               $ 15,005    $10,013

Net  income per share, diluted             $   1.77    $  1.18

      In July 1999, Penn Virginia acquired certain oil and gas properties in Mississippi for $13.7 million. The acquisition was funded by borrowings from the Company's Revolver and was accounted for at fair value. The operations are included in the Company's statement of income as of the closing date.


4.   Investments and Dividend Income

  The cost, gross unrealized holding gains and fair value of available-for-sale securities were as follows (in thousands):

                                               Gross
                                             Unrealized
                                               Holding         Fair
At December 31, 1999                 Cost      Gains           Value
Available-for-sale
   Norfolk Southern Corporation      $2,839     $64,959         $67,798
   Other                                  -          18              18
                                     $2,839     $64,977         $67,816

At December 31, 1998
 Available-for-sale
   Norfolk Southern Corporation      $2,839    $101,958        $104,797
   Other                                  -          22              22
                                     $2,839    $101,980        $104,819


   The Company owned 3,307,200 shares of Norfolk Southern Corporation stock at December 31, 1999. Dividend income from the Company's investment in Norfolk Southern Corporation was $2.6 million for the three years ended December 31, 1999, 1998 and 1997. The closing stock price for Norfolk Southern Corporation was $20.50 and $31.6875 per share at December 31, 1999 and 1998, respectively.

5.  Notes Receivable

  The Company has two notes receivable collateralized by property and equipment. During 1999, the Company received a $1.3 million note receivable for a portion of the proceeds relating to a property and equipment sale.

Maturities of notes receivable are as follows (in thousands):

                                                        December 31,
                                                       1999      1998
Current                                               $ 816     $ 364
Due after one year through five years                 2,876     1,853
Thereafter                                              642     1,226
                                                     $4,334    $3,443

  The fair value of the Company's notes receivable at December 31, 1999 and 1998 was $6.9 million and $5.3 million, respectively.


6.   Property and Equipment

 Property and equipment includes (in thousands):

                                                         December 31,
                                                        1999      1998
Oil and gas properties                                 $185,048   $157,558
Other property and equipment:
 Land                                                     1,813        694
 Timber                                                     188        188
 Coal properties                                         73,081     45,176
 Other equipment                                          7,690      6,397
                                                        267,820    210,013
Less: Accumulated depreciation,
 depletion and amortization                             (76,553)   (68,745)

Net property and equipment                             $191,267   $141,268


  In accordance with SFAS No. 121, the Company reviews its proved oil and gas properties and other long-lived assets for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For certain oil and gas properties, the carrying amount exceeded the estimated undiscounted future cash flows; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value as determined by discounting their estimated future cash flows. The factors used to determine fair value included, but were not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and a discount rate commensurate with the Company's internal rate of return on its oil and gas properties. As a result, the Company recognized a noncash pre-tax charge of $4.6 million ($3.7 million after tax) related to its oil and gas properties in the fourth quarter of 1998. There were no impairments of oil and gas properties in 1999 or 1997.

7.                        Long-Term Debt

 Long-term debt consists of the following (in thousands):

                                                     December 31,
                                                    1999      1998
Revolving credit, variable rate of 7.5%
 at December 31, 1999, due in 2003                  $77,650   $37,100
Other                                                   859       898
                                                     78,509    37,998
Less: current maturities                                (34)      (31)
Total long-term debt                                $78,475   $37,967

Revolving Credit Facility
  In  August 1999, the Company amended and restated its  agreement with a group of major U.S. banks for a $120 million unsecured revolving credit facility (the "Revolver") with a final maturity of June 2003. The Revolver is governed by a borrowing base calculation and will be redetermined semi-annually. The Company has the option to elect interest at (i) Libor plus a Eurodollar margin ranging from 100 to 150 basis points, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus 50 basis points. The Revolver allows for issuance of letters of credit which are limited to no more than $10 million. The financial covenants require the Company to maintain levels of net worth, debt-to-capitalization and dividend limitation restrictions. The Company is currently in compliance with all of its covenants.

Line of Credit
  The Company has a $5 million line of credit with a financial institution due in December 2000, renewable annually. The Company has an option to elect either a fixed rate LIBOR loan, floating rate LIBOR loan or base rate loan.

  The aggregate maturities applicable to outstanding debt at December 31, 1999 are as follows (in thousands):

 2000                              $  34
 2001                                 37
 2002                                 40
 2003                             77,693
 2004                                 46
 Thereafter                          658

8.                                 Accrued Expenses

 Accrued expenses are summarized as follows (in thousands):

                                     December 31,
                                    1999      1998
Pension                            $ 140     $ 453
Compensation                         715       594
Accrued oil and gas royalties        752       392
Taxes other than income              878       873
Post-retirement health care          203       841
Interest                             324         -
Accrued restructuring charges          -       552
Accrued drilling costs             1,086       348
Other                              1,372       986
                                  $5,470    $5,039

  In 1998, the Company's management approved a plan to reduce administrative and operational overhead costs. In connection with such a plan, the Company recorded a pre-tax charge to general and administrative expense totaling $0.6 million related to severance costs for six employees and a lease cancellation fee. The plan to reduce administrative and operational overhead costs was completed in August 1999. There were no adjustments to the liability recorded in 1998 that resulted in an adjustment to net income for 1999.

9.                                 Income Taxes

 The provision for income taxes from continuing operations is comprised of the following (in thousands):

                                           Year ended December 31,
                                           1999         1998      1997
Current income taxes
 Federal                                   $1,525      $1,341    $1,677
 State                                          -          98       423
 Total current                              1,525       1,439     2,100
Deferred income taxes
 Federal                                    2,426         901     2,438
 State                                        379          22      (269)
 Total deferred                             2,805         923      2,169

Total income tax expense           $        4,330     $ 2,362   $  4,269

 The difference between the reported income tax expense and income tax expense computed by applying the statutory tax rate to income from operations before income taxes is as follows (in thousands):

                                            Year ended December 31,
                                            1999     1998       1997
Computed at statutory tax rate              $6,592   $4,150    $7,100
State income taxes, net of federal income
   tax effect                                  246       78       100
Dividends received deduction                  (648)    (648)     (648)
Non-conventional fuel source credit         (1,471)  (1,525)   (1,510)
Percentage depletion                          (414)    (350)     (416)
Other, net                                      25      657      (357)

 Total income tax expense          $         4,330   $2,362  $  4,269

  The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability consist of the following (in thousands):

                                               December 31,
                                              1999      1998
Deferred tax assets:
 Other long-term liabilities                 $1,936    $  954
 Alternative minimum tax credits              7,329     6,560
 State tax loss carryforwards                   938       881
 Other                                          565     1,514
   Total deferred tax assets                 10,768     9,909

Deferred tax liabilities:
 Notes receivable                            (1,169)   (1,143)
 Investments                                (22,745)  (35,693)
 Oil and gas properties                     (12,012)  (10,611)
 Other property and equipment                (1,823)         -
 Other                                       (1,129)     (672)
   Total deferred tax liabilities           (38,878)  (48,119)

Net deferred tax liability        $         (28,110) $(38,210)


Deferred tax assets-current                  $  155    $  577
Deferred tax liabilities-noncurrent         (28,265)  (38,787)
                                         $  (28,110)$ (38,210)

  As of December 31, 1999, the Company had available for federal income tax purposes, alternative minimum tax credits of approximately $7.3 million which can be carried forward indefinitely as a credit against the regular tax liability. The Company has various state tax loss carryforwards of $10.7 million which, if unused, will expire from 2014 to 2019.


10.Pension Plans and Other Post-retirement Benefits

   The Company and its wholly-owned subsidiaries provided a noncontributory, defined benefit pension plan, which was frozen in 1996, and early retirement programs (the "Plans") for eligible employees. Benefits were based on the employee's average annual compensation and years of service.

  The Company sponsors a defined benefit post-retirement plan that covers employees hired prior to January 1, 1991 who retire from active service. The plan provides medical benefits for the retirees and dependents and life insurance for the retirees. The medical coverage is noncontributory for retirees who retired prior to January 1, 1991 and may be contributory for retirees who retire after December 31, 1990.

  A reconciliation of the changes in the benefit obligations and fair value of assets for the two years ended December 31, 1999 and 1998 and a statement of the funded status at December 31, 1999 and 1998 is as follows (in thousands):

                                         Pension           Post-retirement
                                       1999    1998         1999     1998
Reconciliation of benefit obligation:
Obligation - beginning of year      $  11,701 $11,474      3,112     $3,665
Service cost                                -       -         14         15
Interest cost                             748     792        206        213
Benefits paid                          (1,083) (1,143)      (366)      (297)
Actuarial (gain) loss                    (754)    578       (129)      (484)
Other                                       -       -         99          -
Obligation - end of year               10,612  11,701      2,936      3,112

Reconciliation of fair value of plan assets:
Fair value - beginning of year         10,468   9,653      1,698      1,615
Actual return on plan assets              982   1,604        221        387
Employer contributions                    271     442         26          -
Participant contributions                   -       -          8          3
Benefit payments                       (1,083) (1,143)      (366)      (298)
Administrative expenses                   (44)    (88)        (9)        (9)
Fair value - end of year               10,594  10,468      1,578      1,698

Funded status:
Funded status - end of year               (18) (1,233)    (1,358)    (1,414)
Unrecognized transition obligation         26      30          -          -
Unrecognized prior service cost            55      60         92          -
Unrecognized (gain) loss               (1,189)   (351)      (249)        53

Net amount recognized          $       (1,126)$(1,494) $  (1,515)$   (1,361)

The following table provides the amounts recognized in the statements of financial position at December 31, 1999 and 1998 (in thousands):

                                    Pension           Post-retirement
                                 1999    1998         1999      1998

Accrued benefit liability       $(1,542) $(2,050)      $(1,515) $(1,361)
Other long-term assets               81       91             -        -
Accumulated other comprehensive
    income                          335      465             -         -
Obligation - end of year   $     (1,126) $(1,494)      $(1,515) $(1,361)

The following table provides the components of net periodic benefit cost for the plans for the two years ended December 31, 1999 and 1998 (in thousands):

                                      Pension           Post-retirement
                                  1999      1998         1999      1998
Service cost                     $ 80      $  80         $  14     $ 15
Interest cost                     749        792           206      213
Expected return on plan assets   (949)      (869)          (47)     (43)
Amortization of prior service cost  6          6             7        -
Amortization of transitional
 obligation                         4          4             -         -
Recognized actuarial loss          13          6             -         -
Net periodic benefit cost    $    (97)$       19   $       180  $    185


The assumptions used in the measurement of the Company's benefit obligation were as follows:

                                       Pension           Post-retirement
                                      1999    1998        1999      1998
Discount rate                         7.50%   6.75%       7.50%     6.75 %
Expected return on plan assets        9.50    9.50        3.00      3.00

  Since the benefits accrued under the defined benefit plan were frozen in 1996, it is not necessary to assume a rate of compensation increase. For measurement purposes, an 8.0 percent annual rate increase in the per capita cost of covered health care benefits was assumed for 1999. The rate is assumed to decrease gradually to 5.5 percent for 2004 and remain at that level thereafter.

 Assumed health care cost trend rates have a significant effect on the amounts reported for post-retirement benefits. A one percent change in assumed health care cost trend rates would have the following effects for 1999 (in thousands):

                                        One percent     One percent
                                         increase         decrease
Effect on total of service and
   interest cost components                $ 9            $(8)

Effect on post-retirement benefit
   obligation                              128            (116)


11.                            Other Liabilities

 Other liabilities are summarized in the following table (in thousands):

                                     December 31,
                                    1999      1998
Post-retirement health care         $1,312     $ 520
Deferred income                      2,793       842
Pension                              1,402     1,409
Other                                  347       104
                                   $ 5,854    $2,875

12. Earnings Per Share

   The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the three years ended December 31, 1999.

                   1999                          1998
           Income      Shares   PerShare      Income     Shares     PerShare
         (Numerator)(Denominator)Amount     (Numerator)(Denominator) Amount
                  (in thousands, except per share amounts)
Basic EPS:
Income from
 continuing
 operations $14,504    8,406       $1.73       $9,591     8,310        $1.15
Dilutive
 Securities:
 Stock options    -       74                       -        153
Diluted EPS:
Income from
 continuing
 operations $14,504    8,480       $1.71      $ 9,591     8,463         $1.13

                                                 1997
                                 Income       Shares             Per Share
                              (Numerator)    (Denominator)        Amount
                                (in thousands, except per share amounts)
Basic EPS:
Income from continuing
  operations                   $16,018         8,302              $1.93
Dilutive Securities:
Stock Options                        -           198
Diluted EPS:
Income from continuing
operations                     $16,018         8,500              $1.88


  Antidilutive stock options are precluded from the computation of diluted EPS; however, such options could potentially dilute basic EPS in the future.

13.Stock Option and Stock Ownership Plans

Stock Option Plans
 The Company has several stock option plans (collectively known as the "Plans") which allow incentive and nonqualified stock options to be granted to key employees and officers of the Company and nonqualified stock options to be granted to directors of the Company. Options granted under the Plans may be exercised at any time after one year and prior to ten years following the grant, subject to special rules that apply in the event of death, retirement and/or termination of an optionee. The exercise price of all options granted under the Plans is at the fair market value of the Company's stock on the date of the grant.

  The following table summarizes information with respect to the common stock options awarded under the Plans and grants described above.

                    1999                  1998                      1997
             Shares                 Shares                Shares
             Under   Weighted Avg.  Under  Weighted Avg.  Under    Weighted Avg.
            Options  Exercise Price OptionsExercise Price Options Exercise Price
Outstanding,
 Beginning
 of year     1,002,800    $18.65     1,036,500  $18.19      397,950    $33.63
Effect of
 Stock Split         -   $   -               -   $   -      397,950    $16.82
Granted-Options 91,800   $ 20.27        80,600  $25.06      281,600   $ 22.10
Exercised-
  Options       49,000    $16.44        96,901  $18.53       34,000   $ 16.25
Cancelled       31,100    $23.84        17,399  $21.56        7,000    $28.50
Outstanding,
 End
 of year     1,014,500    $18.74     1,002,800  $18.65    1,036,500   $ 18.19

Weighted average of fair
 value of options granted
 during the year         $  6.02                 $8.50                $  7.50

 The following table summarizes certain information regarding stock options outstanding at December 31, 1999:

                    Options Outstanding              Options Exercisable
                          Weighted
                            Avg.       Weighted      Number         Weighted
Range of     Number       Remaining     Avg.        Exercisable        Avg.
Exercise   Outstanding   Contractual   Exercise        at            Exercise
Price      at 12/31/99      Life       Price         12/31/99         Price
$15 to $19    621,600        6.2       $ 16.52       609,800          $16.46
$20 to $24    339,800        7.4       $ 21.55       259,800          $21.92
$25 to $30     53,100        7.9       $ 26.82        53,100          $26.82

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

                                               1999      1998        1997
Net Income (in thousands)                     $14,111    $9,022      $14,208
Earnings per share, basic                     $  1.68    $ 1.09      $  1.71
Earnings per share, diluted                   $  1.66    $ 1.07      $  1.67

 The fair value of the options granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 4.4 percent to 4.6 percent b) expected volatility of 38.6 percent, c) risk-free interest rate of 4.8 percent to 4.9 percent and d) expected life of eight years.

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

Employees' Stock Ownership Plan
  In 1996, the Board of Directors extended the Employees' Stock Ownership Plan ("ESOP"). All employees with one year of service are participants. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there are no employee contributions, participants receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The ESOP borrowed $2.0 million from the Company in 1996 and used the proceeds to purchase treasury stock. Under the terms of the ESOP, the Company will make annual contributions over a 10-year period. At December 31, 1999, the unearned portion of the ESOP ($1.3 million) was recorded as a contra-equity account entitled "Unearned Compensation-ESOP."

Shareholder Rights Plan
  In February 1998, the Board of Directors adopted a Shareholder Rights Plan designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $100 par value, at a price of $100 subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until ten days after a person or affiliated group has acquired fifteen percent or more, or makes a tender offer for fifteen percent or more, of the Company's common stock. Each Right will entitle the holder, under certain circumstances (such as a merger, acquisition of fifteen percent or more of common stock of the Company by the acquiring person or sale of fifty percent or more of the Company's assets or earning power), to acquire at half the value, either common stock of the Company, a combination of cash, other property, or common stock or other securities of the Company, or common stock of the acquiring person. Any such event would also result in any Rights owned beneficially by the acquiring person or its affiliates becoming null and void. The Rights expire in February 2008 and are redeemable at any time until ten days following the time an acquiring person acquires fifteen percent or more of the Company's common stock at $0.001 per Right.


14.   Accumulated Other Comprehensive Income

  Comprehensive income represents certain changes in equity during the reporting period, including net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. Reclassification adjustments represent gains or losses from investments realized in net income for each respective year. For the three years ended December 31, 1999, the components of accumulated other comprehensive income are as follows (in thousands):

                                                                Accumulated
                              Net unrealized      Minimum          other
                               holding gain -     pension       comprehensive
                                investments       liability        income
Balance at December 31, 1996       $61,215         $ (774)         $60,441
Unrealized holding gain,
   net of tax of $1,370              2,546              -            2,546
Reclassification adjustment,
   net of tax of $17                   (33)             -              (33)
Pension plan adjustment,
   net of tax of $294                    -             546             546
Balance at December 31, 1997        63,728            (228)         63,500

Unrealized holding gain,
   net of tax of $1,383              2,568               -           2,568
Reclassification adjustment,
   net of tax of $5                     (9)              -              (9)
Pension plan adjustment,
   net of tax of $40                     -             (74)            (74)
Balance at December 31, 1998        66,287            (302)         65,985

Unrealized holding loss,
   net of tax of $12,951           (24,052)              -         (24,052)
Pension plan adjustment,
   net of tax of $46                     -              84              84
Balance at December 31, 1999  $     42,235       $    (218)       $ 42,017

15.                 Segment Information

 Penn Virginia's operations are classified into two operating segments:

     Oil and Gas - crude oil and natural gas exploration, development and production.

     Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

                                 Coal Royalty
                                 and Land           Corporate
                 Oil and Gas     Management         and Other   Consolidated
                                      (in thousands)
December 31, 1999
Revenues                 $22,942       $21,547           $2,646       $47,135
Operating income(loss)     5,889        16,660           (1,834)       20,715
Identifiable assets      120,954        83,975           69,082       274,011
Depreciation, depletion
 and amortization          6,951         1,269              173         8,393
Capital expenditures      28,605        31,955               91        60,651

                                        Coal Royalty
                                         and Land     Corporate
                         Oil and Gas    Management    and Other   Consolidated
                                                (in thousands)
December 31, 1998
Revenues                    $21,108       $14,389       $2,647       $38,144
Operating income (loss)         256        10,619         (609)       10,266
Identifiable assets         102,698        63,424       90,809       256,931
Depreciation, depletion
 and amortization             6,460           589          113         7,162
Capital expenditures         13,789         9,792           42        23,623

                                       Coal Royalty
                                       and Land      Corporate
                        Oil and Gas    Management    and Other    Consolidated
                                          (in thousands)
December 31, 1997
Revenues                  $24,868         $13,619      $2,645       $41,132
Operating income (loss)     9,405          10,692      (1,378)       18,719
Identifiable assets        99,073          46,950     101,207       247,230
Depreciation, depletion
 and amortization           5,920             516         113         6,549
Capital expenditures       13,784           9,402           6        23,192

  Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain
(loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes. Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.

  For the year ended December 31, 1999, two customers of the oil and gas segment accounted for $9.6 million, or 20 percent, and $6.9 million, or 13 percent, respectively of the Company's consolidated net revenues. For the year ended December 31, 1998, one customer of the oil and gas segment accounted for $4.8 million, or 13 percent, of the Company's consolidated revenues.

16.   Commitments and Contingencies

Rental Commitments
  Minimum rental commitments under all non-cancelable operating leases, primarily real estate, in effect at December 31, 1999 were as follows (in thousands):

Year ending December 31,

2000                           $  401
2001                              159
2002                              117
2003                               82
2004                               73
Total minimum payments  $         832

Legal
  The Company is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

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

Capitalized Costs Relating to Oil and Gas Producing Activities

                                             Year Ended December 31,
                                       1999         1998           1997
                                             (in thousands)
Proved properties                      $41,084      $35,842        $32,491
Unproved properties                      3,959        1,408          1,202
Wells, equipment and facilities        137,176      117,688        112,339
Support equipment                        2,829        2,620          2,455
                                       185,048      157,558        148,487
Accumulated depreciation and depletion (69,495)     (62,545)       (56,099)

Net capitalized costs                $ 115,553     $ 95,013       $ 92,388

Costs Incurred in Certain Oil and Gas Activities

                                          Year Ended December 31,
                                        1999           1998          1997
                                                 (in thousands)
Proved property acquisition costs        $14,069       $3,351        $73
Unproved property acquisition costs        2,551          206         90
Exploration costs                          3,171        2,022      3,346
Development costs and other                9,398        8,698     10,560

Total costs incurred              $       29,189    $  14,277    $14,069

Results of Operations for Oil and Gas Producing Activities

   The following schedule includes results solely from the production and sale of oil and gas and a noncash charge for property impairments. It excludes general and administrative expenses and gains or losses on property dispositions. The income tax expense is calculated by applying the statutory tax rates to the revenues after deducting costs, which include depletion allowances and giving effect to oil and gas related permanent differences and tax credits.

                                               Year Ended December 31,
                                         1999         1998          1997
                                                  (in thousands)
Revenues                                 $21,847     $20,817         $22,488
Production costs                           5,092       4,746           5,425
Exploration costs                          1,699         488           1,439
Depreciation and depletion                 6,951       6,460           5,920
Impairment of oil and gas properties            -      4,641                -
                                            8,105      4,482           9,704
Income tax expense                          1,864      1,062           2,807
Results of operations             $         6,241    $ 3,420          $6,897
Oil and Gas Reserves

  The following schedule presents the estimated oil and gas reserves owned by Penn Virginia. This information includes Penn Virginia's royalty and net working interest share of the reserves in oil and gas properties. Net proved oil and gas reserves for the three years ended December 31, 1999 were estimated by Wright and Company, Inc. All reserves are located in the United States.

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

  Net quantities of proved reserves and proved developed reserves during the periods indicated are set forth in the tables below:

                                             Oil and             Natural
Proved Developed and                         Condensate           Gas
Undeveloped Reserves:                        (MBbls)             (MMcf)
December 31, 1996                             454                 175,448
Revisions of previous estimates                10                 (10,538)
Extensions, discoveries and other additions     3                  17,848
Production                                    (38)                 (7,755)
Purchase of reserves                            -                     304
Sale of reserves in place                      (5)                 (3,745)
December 31, 1997                             424                 171,562
Revisions of previous estimates               (53)                (11,978)
Extensions, discoveries and other additions      -                  7,885
Production                                    (30)                 (8,056)
Purchase of reserves                             -                  4,495
Sale of reserves in place                        -                    (35)
December 31, 1998                              341                163,873
Revisions of previous estimates                 31                  2,106
Extensions, discoveries and other additions      -                  4,661
Production                                     (32)                (8,679)
Purchase of reserves                            19                 23,237
December 31, 1999                              359                185,198



Proved Developed Reserves:

 December 31, 1997                             364                110,259
 December 31, 1998                             313                118,146
 December 31, 1999                             326                138,283

  The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Natural gas prices were escalated only where existing contracts contained fixed and determinable escalation clauses. Contractually provided natural gas prices in excess of estimated market clearing prices were used in computing the future cash inflows only if the Company expects to continue to receive higher prices under legally enforceable contract terms. Future prices actually received may materially differ from the estimates in the standardized measure.

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

                                             December 31,
                                      1999          1998          1997
                                             (in thousands)
Future cash inflows                   $ 505,685     $354,567     $539,781
Future production costs                 151,220      123,007      144,129
Future development costs                 30,431       26,128       36,537
                                        324,034      205,432      359,115
Future income tax expense                58,068       28,031       70,033
Future net cash flows                   265,966      177,401      289,082
10% annual discount for estimated
   timing of cash flows                 146,703      101,737      169,987

Standardized measure of discounted
   future net cash flows             $  119,263    $  75,664   $  119,095

Changes in Standardized Measure of Discounted Future Net Cash
Flows

                                        Year Ended December 31,
                                        1999          1998          1997
                                                 (in thousands)
Sales of oil and gas, net of
   production costs                     $(16,755)     $(16,071)     $(17,063)
Net changes in prices and production
   costs                                  32,111       (57,646)      (35,686)
Extensions, discoveries and other
   additions                               4,090         4,906        14,318
Development costs incurred during the
   period                                  5,330         5,289         3,070
Revisions of previous quantity estimates   1,709        (6,735)       (9,036)
Purchase of minerals-in-place             20,438         2,896           270
Sale of minerals-in-place                      -           (26)       (4,990)
Accretion of discount                      8,116        14,059        17,548
Net change in income taxes               (11,526)       12,006           701
Other changes                                 86        (2,109)       (3,328)
Net increase (decrease)                   43,599       (43,431)      (34,196)
Beginning of year                         75,664       119,095       153,291

End of year                           $  119,263     $  75,664      $119,095

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

          (a)  Financial Statements
          1.    Financial  Statements - The  financial  statements
          filed herewith are listed in the Index to Financial Statements on page 28 of this report.
     2. All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
    3.    Exhibits
         (3.1)     Articles of Incorporation of the Company.
    (3.2)     Articles of Amendment of Articles of Incorporation of
          the Company.
(3.3)     Amended bylaws of the Company.
         (4)   Rights  Agreement  dated as of  February  11,  1998
          between  Penn  Virginia Corporation and  American  Stock
          Transfer & Trust Company, as Agent (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A filed with Securities and Exchange Commission on February 20, 1998. (Commission File No. 0-
          753)).
            (10.1)     Amended and restated Credit Agreement dated July 30,
          1999 among Penn Virginia Corporation and Chase Bank of Texas National Association, as Agent and First Union National Bank, First National Bank of Chicago and PNC Bank National Association.
            (10.2)     Penn  Virginia Corporation  and  Affiliated
          Companies  Employees' Stock Ownership Plan,  as  amended
          (incorporated  by  reference  to  Exhibit  19   to   the
          Company's Annual Report on Form 10-K for the year  ended
          December 31, 1986 (Commission File No. 0-753)).
            (10.3)     Penn  Virginia Corporation  and  Affiliated
          Companies'     Employees'    Retirement/Savings     Plan
          (incorporated by reference to Exhibit 18(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 (Registration No. 33-40430)).
            (10.4)     The Company has adopted a policy concerning
          severance  benefits for certain senior officers  of  the
          Company.  The description of such policy is incorporated
          herein by reference to the description of such policy contained in the Company's definitive Proxy Statement dated March 27, 2000.
            (10.5)    Penn Virginia Corporation 1994 Stock  Option
          Plan, as amended.
            (10.6)     Penn  Virginia Corporation 1995  Directors'
          Stock Option Plan, as amended.
           (10.7)    Penn Virginia Corporation 1999 Employee Stock
          Incentive Plan.
           (21) Subsidiaries of the Company.
           (23.1)    Consent of Arthur Andersen LLP.
            (27) Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)

(b)       Reports on Form 8-K
                On October 8, 1999, Penn Virginia Corporation filed
          one  report  on  Form  8-K.   The  report  involved   an
          acquisition on September 24, 1999 and was filed under "Item 5. Other Events."