Form 10-Q
period 2000-03-31
PENN VIRGINIA CORP
filed 2000-05-15
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q



     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 2000

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
                                                      Yes X    No___

  Number of shares of common stock of registrant
  outstanding at May 4, 2000:     8,124,052

                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Unaudited
                     (in thousands, except share data)



                                                 Three Months
                                                Ended March 31,
                                              2000          1999
Revenues:
     Oil and condensate                    $    185      $   55
     Natural gas                              7,089       4,382
     Coal royalties                           5,646       3,732
     Timber                                     448         214
     Dividends                                  661         662
     Gain on sale of property                    98           -
     Other income                             2,016         464
       Total revenues                        16,143       9,509

     Expenses:
       Operating expenses                     1,174         924
       Exploration expenses                     524          85
       Taxes other than income                  913         700
       General and administrative              2,596       2,002
       Depreciation, depletion, amortization   2,565       1,963
       Total expenses                          7,772       5,674

     Operating Income                          8,371       3,835

     Other (Income) Expense:
       Interest expense                        1,499         563
       Other income                             (356)       (365)
     Income before income tax                  7,228       3,637
       Income tax expense                      1,885         722
     Net Income                               $5,343     $ 2,915

     Net Income per share, basic                0.65        0.35
     Net Income per share, diluted              0.65        0.35

     Weighted average shares outstanding       8,222       8,371




     The accompanying notes are an integral part of these condensed consolidated financial statements.

                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)



                                        March 31,     December 31,
                                          2000            1999
                                       (Unaudited)


     ASSETS
     Current assets
       Cash and cash equivalents          $ -              $   657
       Accounts receivable                  6,554            6,880
       Current portion of long-term
          notes receivable                    826              816
       Current deferred income taxes          155              155
       Other                                  816              813
       Total current assets                 8,351            9,321

     Investments                           47,150           67,816
     Long-term notes receivable             3,294            3,518

     Property and Equipment
     Oil and gas properties; wells
       and equipment, using the
       successful efforts method
       of accounting                       187,561         185,048
     Other property and equipment           83,242          82,772
       Less: Accumulated depreciation,
            depletion and amortization     (79,108)        (76,553)
        Total property and equipment       191,695         191,267

     Other assets                            1,982           2,089

         Total assets                    $ 252,472        $274,011




     The accompanying notes are an integral part of these condensed consolidated financial statements.

                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)


                                               March  31,         December 31,
                                                 2000                1999
                                              (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt                               $     2               $    -
Current installments on long-term debt             34                   34
Accounts payable                                  891                1,570
Accrued expenses                                5,502                5,470
Taxes on income                                 1,327                    -
   Total current liabilities                    7,756                7,074


Other liabilities                               5,257                5,854
Deferred income taxes                          21,590               28,265
Long-term debt                                 78,466               78,475
   Total liabilities                          113,069              119,668

Commitments and contingencies

Shareholders' equity
Preferred stock of $100 par value-
  authorized 100,000 shares;
  none issued
Common stock of $6.25 par value-
  16,000,000 shares
  authorized; 8,921,866 shares issued          55,762                55,762
Other paid in capital                           8,095                 8,096
Accumulated other comprehensive income         28,583                42,017
Retained earnings                              64,352                60,860
                                              156,792               166,735
Less: 797,814 shares in 2000 and
      498,238 in 1999 of common
      stock held in treasury,
      at cost                                  16,189                11,142
Unearned compensation - ESOP                    1,200                 1,250

   Total shareholders' equity                 139,403               154,343

Total liabilities and shareholders' equity   $252,472            $  274,011


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - Unaudited
                              (in thousands)


                                                          Three Months
                                                       Ended March 31, 2000        1999
Cash flow from operating activities:
Net Income                                            $ 5,343     $ 2,915
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion, and amortization            2,565       1,963
   Gain on sale of property                               (98)          -
   Deferred income taxes                                  558         343
   Other                                                 (316)       (195)
   Decrease in current assets                             324       2,978
   Decrease in current liabilities                        680      (2,815)
   Increase in other assets                                78           2
   Increase (decrease) in other liabilities              (597)        587
   Net Cash provided by operating activities            8,537       5,778

Cash flows from investing activities:
  Payments received on long-term notes receivable         560         283
  Proceeds from sale of property and equipment            1             -
  Capital expenditures                                 (3,001)      (1,635)
  Net Cash provided (used) by investing activities     (2,341)      (1,352)

Cash flows from financing activities:
  Dividends paid                                       (1,848)      (1,883)
  Repayment of debt borrowings                             (6)      (2,575)
  Purchase of treasury stock                           (5,056)           -
  Issuance of stock                                        57          297
     Net Cash provided (used) by financing activities  (6,853)      (4,161)

Net increase in cash and cash equivalents                (657)         265
  Cash and cash equivalents-beginning of period           657          225
  Cash and cash equivalents-end of period           $       -   $      490

Supplemental disclosures of cash flow information:
  Cash paid to date for:
      Interest                                        $ 1,602      $   585
      Income taxes                                          -          600


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PENN VIRGINIA CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 2000


1.  ACCOUNTING POLICIES

          The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company")
have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been
included.   These  financial  statements  should   be   read   in
conjunction with the Company's consolidated financial  statements and footnotes included in the Company's December 31, 1999 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that
may  be  expected for the year ended December 31, 2000.   Certain
reclassifications have been made to conform to the current period's presentation.


2.  ACQUISITIONS

      In  September 1999, the Company successfully completed  the purchase of fee mineral and lease rights for coal reserves and related assets in West Virginia. The $30 million acquisition was funded by borrowings from the Company's revolving credit facility (the "Revolver") and accounted for at fair value. The operations have been included in the Company's statement of income as of the closing date. The following unaudited pro forma results of operations have been prepared as though the aforementioned acquisition had been completed on January 1, 1999. The unaudited proforma results of operations consist of the following as of March 31 (in thousands, except share data):

                                      March 31,                   March 31,
                                        1999                        1999
                                    (Pro Forma)                (As Reported)
Revenues                             $  11,046                   $  9,509

Net income                           $   3,114                   $  2,915

Net income per share, diluted        $    0.37                   $   0.35

The summarized pro forma information has been prepared for comparative purposes only.


3.  SECURITIES

    The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at March 31, 2000 were as follows:

                                         Gross Unrealized          Market
                               Cost       Holding Gain (loss)      Value
Available-for-sale:
Norfolk Southern Corporation  $ 2,839         $44,289             $47,128
Other                               -              22                  22
                              $ 2,839         $44,311             $47,150

4.  LEGAL

          The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.


5.  EARNINGS PER SHARE

          The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the quarters ended March 31, 2000 and 1999.

                       March 31, 2000                 March 31, 1999
                Income   Shares     PerShare  Income     Shares     Per Share
             (Numerator)(Denominator)Amount  (Numerator)(Denominator)Amount
                       (in thousands, except per share amounts)
Basic EPS:
Income from
  continuing
   operations   $5,343    8,222     $0.65      $2,915    8,371     $ 0.35
Dilutive Securities:
Stock options        -        -                     -       77
Diluted EPS:
Income from
  continuing
  operations   $5,343     8,222    $0.65       $2,915    8,448     $ 0.35


6.    COMPREHENSIVE INCOME

      Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three month periods ended March 31, 2000 and 1999, the components of comprehensive income are as follows:

                                                 Three Months
                                               Ended March 31,
                                               2000       1999
Net income                                     $5,343      $2,915
Unrealized holding gains (losses) on
  available-for-sale securities,
  net  of tax of $7,232 and $6,148,
  respectively                                (13,434)    (11,420)
Comprehensive loss                            $(8,091)    $(8,505)

7.   SEGMENT INFORMATION

     Penn Virginia's operations are classified into two operating segments:

            Oil and Gas - crude oil and natural gas exploration, development and production.

            Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.


                                        Coal Royalty
                                           and Land   Corporate
                            Oil and Gas   Management  and Other  Consolidated
                                             (in thousands)
March 31, 2000
Revenues               $     7,408        $8,073       $  662     $16,143
Operating income (loss)      2,608         6,543         (780)      8,371
Identifiable assets        121,423        83,386       47,663     252,472

                                          Coal Royalty
                                           and Land    Corporate
                            Oil and Gas    Management  and Other  Consolidated
                                           (in thousands)
March 31, 1999
Revenues                   $4,576         $ 4,272    $  661         $9,509
Operating income (loss)       869           3,265      (299)         3,835


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates in two business segments: oil and gas and coal royalty and land management. The oil and gas segment explores for, develops and produces crude oil, condensate and natural gas in the eastern and southern portions of the United States. The Company also owns mineral rights to oil and gas reserves. The coal royalty and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and land assets. Selected operating and financial data by segment is presented below.

Results of Operations - First Quarters of 2000 and 1999 Compared

       Penn Virginia reported 2000 first quarter consolidated earnings of $5.3 million or $0.65 per share (diluted), compared with $2.9 million or $0.35 per share (diluted) for the first quarter of 1999. On a consolidated basis, revenues increased $6.6 million, primarily as a result of increased natural gas production, natural gas prices and coal royalties. Expenses on a consolidated basis were $2.1 million higher than the 1999 comparable period, primarily due to increases in depreciation, depletion and amortization, general and administrative expenses, and exploration and development expenses.

Oil and Gas Segment

        Operating income for the oil and gas segment was $2.6 million for the first quarter of 2000, compared with $0.9 million for the first quarter of 1999. Operational and financial data for the Company's oil and gas segment for the first quarter of 2000 and 1999 is summarized as follows:


                           Operations Summary
                                              Three Months
                                            Ended March 31,
Production                                 2000         1999
Natural gas (MMcf)                          2,497        2,039
Oil and condensate (MBbls)                      7            7
Production, MMcfe                           2,539        2,081

Average Realized Prices
Natural gas ($/Mcf)                         $2.84        $2.15
Oil and condensate ($/Bbl)                  26.43         7.86

Average Costs (per Mcfe)
Lease operating                             $0.42        $0.44
Exploration expenses                         0.16         0.01
Taxes other than on income                   0.26         0.27
General and administrative                   0.24         0.26
Depreciation, depletion and amortization     0.81         0.80


        All of the Penn Virginia's first quarter 2000 working interest natural gas production was sold at market prices. Currently, the Company has fixed price term contracts totaling 9,300 Mcf per day which begin in April and May of 2000 and expire in December 2000 and March 2001 at an average of $3.39 per Mcf. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. If applicable, gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. Currently, the Company is not involved in any such hedging activities; however, a $0.2 million gain on hedging activities was recognized during the 1999 comparable period. The following table shows the effect of hedging activities on the Company's natural gas prices:

                              Hedging Summary


                                                    Three Months
                                                   Ended March 31,
                                                   2000      1999
Natural gas prices ($/Mcf):
Actual price received for production               $ 2.84    $ 2.04
Effect of hedging activities                            -      0.11
Average price                                        2.84      2.15

                             Financial Summary
                                                    Three Months
                                                   Ended March 31,
                                                   2000      1999
                                                (in thousands)
Revenues:
Oil and condensate                               $ 185     $  55
Natural gas                                      7,089     4,382
Other income                                       134       139
   Total revenues                                7,408     4,576

Expenses:
Operating expenses                               1,063       907
Exploration expenses                               418        24
Taxes other than income                            651       563
General and administrative                         610       539
Depreciation and depletion                       2,058     1,674
    Total expenses                               4,800     3,707

Operating Income                                 $2,608    $ 869

     Oil and Condensate Sales. Oil sales increased $130,000 in the first quarter of 2000, compared with the same period of 1999.
The average prices received were higher, averaging $26.43 per barrel (Bbl) for 2000 compared with $7.86 per Bbl for 1999.

Natural Gas. Natural gas sales increased $2.7 million, or 62 percent, in the first quarter of 2000, compared with the same period of 1999. The average natural gas price received was 32 percent higher in the first quarter of 2000, compared with the first quarter of 1999. Production increased 458 MMcf, or 22 percent, in the first quarter of 2000 compared with the same period in 1999 due to a July 1999 acquisition of certain oil and gas properties in Mississippi for $13.7 million and the Company's drilling program.

Operating Expenses. Operating expenses for the first quarter of 2000 were $1.1 million, compared with $907,000 in the first quarter of 1999. On a Mcfe basis, operating expenses decreased to $0.42 in 2000 versus $0.44 in 1999 primarily due to lower operating costs associated with the Company's Mississippi properties.

Exploration Expenses. Exploration expenses for the first quarter of 2000 increased to $418,000, compared with $24,000 in the first quarter of 1999. The increase is a result of seismic
expenditures   associated   with   the   Company's    exploration
activities, primarily a Texas onshore gulf coast exploration project.

Taxes other than on Income. Taxes other than on income increased $88,000, or 16 percent, to $651,000 in the first quarter of 2000, compared with the same period in 1999. On a Mcfe basis, taxes other than on income remained relatively constant at $0.26 cents in 2000 versus $0.27 cents in 1999.

General and Administrative. General and administrative expenses increased 13 percent to $610,000 in the first quarter of 2000 from $539,000 in 1999. On a Mcfe basis, general and administrative expenses decreased to $0.24 in 2000 versus $0.26 in 1999. Penn Virginia increased its oil and gas technical and administrative staff in conjunction with planned increases in oil and gas development activity.

Depreciation and Depletion. Depreciation and depletion expense increased $384,000, or 23 percent, from $1.7 million in the first quarter of 1999 to $2.1 million in 2000 due to increased production. On a Mcfe basis, the rate remained relatively constant at $0.81 per Mcfe in the first quarter of 2000 compared with $0.80 per Mcfe in the first quarter of 1999.

Coal Royalty and Land Management

        Operating income for the coal royalty and land management segment was $6.5 million for the first quarter of 2000, compared with $3.3 million for the first quarter of 1999. Operational and financial data for the Company's coal segment for the 2000 and 1999 first quarter is summarized in the following tables:

                             Operations Summary

                                                 Three Months
                                                Ended March 31,
                                                2000         1999
Production
Timber (Mbf)                                    1,858        1,114
Coal tons (000's)                               2,995        1,706

Average Realized Prices
Timber ($/Mbf)                                  $ 225        $ 172
Coal royalties ($/ton)                           1.89         2.19

Average Costs (per ton)
Lease operating                                 $0.04        $0.01
Exploration expenses                             0.02         0.03
Taxes other than on income                       0.06         0.06
General and administrative                       0.23         0.34
Depreciation, depletion and amortization         0.17         0.15

                              Financial Summary
                                                    Three Months
                                                   Ended  March 31,
                                                   2000       1999
                                                   (in thousands)
Revenues:
Coal royalties                                     $5,646     $3,732
Timber sales                                          448        214
Gain on sale of property                               98          -
Other income                                        1,881        326
       Total revenues                               8,073      4,272

Expenses:
Operating expenses                                    111         16
Exploration expenses                                   57         44
Taxes other than income                               175        105
General and administrative                            690        582
Depreciation and depletion                            497        260
       Total expenses                               1,530      1,007

Operating Income                                   $6,543     $3,265

Coal Royalties. Coal royalties increased $1.9 million, or 51 percent, in the first quarter of 2000 compared with the same period in 1999. The increase was attributable to enhanced production from existing lessees due to the completion of the Company's unit train loadout facility as well as acquisitions. The increase was offset by a $0.30, or 14 percent, decrease in the average royalty rate received. Approximately one-third of the coal reserves purchased in the recent $30 million acquisition in West Virginia are leased by Penn Virginia and sub-leased to third party operators; consequently, the Company receives a lower royalty rate for these tons.

Timber Sales. Timber sales increased to $448,000 in the first quarter of 2000 from $214,000 in the comparable 1999 period. Volume sold was 1,858 Mbf in the first quarter of 2000, compared with 1,114 Mbf in 1999. The average realized prices also increased from $172 per Mbf in the first quarter of 1999 to $225 per Mbf in the comparable period of 2000.

Other  Income.   Other income increased to $1.9  million  in  the
first quarter of 2000 from $326,000 in the comparable 1999 period. The increase is largely due to the receipt of $1.0 million in forfeited minimums received from the Company's lessees and $0.6 million from lessees' use of the unit train loadout facility.

Operating Expenses. Operating expenses increased from $16,000 in the first quarter of 1999 to $111,000 in the first quarter of 2000. The increase is a result of costs associated with the maintenance and preservation of the Company's surface acreage.

Exploration Expenses.  Exploration expenses increased $13,000  to
$57,000  in  the first quarter of 2000 from $44,000 in  the  1999 comparable period. The increase is a result of the timing of the startup of the Company's 1999 coal core drilling program.

Taxes other than Income. Taxes other than income increased $70,000, or 67 percent, from $105,000 in the first quarter of 1999 to $175,000 in the first quarter of 2000. On a per ton basis, taxes other than income remained constant at $0.06 in 2000 versus $0.06 in 1999.

General and Administrative. General and administrative expenses increased $108,000, or 19 percent, in the first quarter of 2000, compared with the same period of 1999. The variance is primarily attributable to personnel additions in the last half of 1999.

Depreciation and Depletion. Depreciation and depletion increased to $497,000, or $0.17 per ton, in the first quarter of 2000 from $260,000, or $0.15 per ton, in the 1999 comparable period. The $237,000 variance is due to increased production by the Company's lessees and an increase in the depletion rate. The depletion rate, on a per ton basis, increased due to the Company's 1999 acquisitions.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows from Operating Activities.

        Funding for the Company's activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $8.5 million in the first quarter of 2000, compared with $5.8 million in the first quarter of 1999.

Cash Flows from Investing Activities.

       During the first quarter of 2000, the Company used $2.3 million
in  investing  activities.   Capital  expenditures  totaled  $3.0
million in the first quarter of 2000, compared with $1.6 million in same period in 1999. In the first quarter of 2000, the oil and gas segment incurred $2.5 in capital expenditures relating to additional leasing and the drilling and development of wells. Of the 50 to 60 net development wells scheduled for drilling in 2000, 10.0 net wells had been drilled by the end of the first quarter.

Cash Flows from Financing Activities.

       Net  cash used from financing activities totaled $6.9  in  the
first quarter of 2000, compared with $4.2 million in 1999.   Penn
Virginia  paid $1.8 million of dividends in the first quarter  of
2000  and also used $5.1 million to repurchase 300,000 shares  of the Company's common stock. Penn Virginia has a $120 million unsecured revolving credit facility (the "Revolver") with a final maturity of June 2003. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth,
debt-to-capitalization  and  dividend  limitation   restrictions,
among  other  requirements.   The  outstanding  balance  on   the
Revolver was $77.7 million at March 31, 2000. Due to a decline in the price of Norfolk Southern common shares, the Company did not meet a consolidated net tangible worth covenant at March 31, 2000.
The banks waived the consolidated net tangible worth covenant through
April 1, 2001.   Management believes its portfolio of investments and
sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

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


PART II  Other information

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended
          March 31, 2000


SIGNATURES

       Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PENN VIRGINIA CORPORATION



Date:        May 12, 2000               By:  /s/ Steven W. Tholen
                                             Steven W. Tholen,
                                             Vice President and Chief
                                             Financial Officer



Date:        May 12, 2000               By: /s/ Ann N. Horton
                                             Ann N. Horton, Controller and
                                             Principal Accounting Officer

                       PENN VIRGINIA CORPORATION

                                 INDEX




                                                                     PAGE
PART I  Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the Three              1
Months Ended March 31, 2000 and 1999

Condensed Consolidated Balance Sheets as of March 31, 2000 and         2
December 31, 1999

Condensed Consolidated Statements of Cash Flows for the Three          4
Months Ended March 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements                   5

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                    8



PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                             16

Article 5 of Regulation S-X