Form 10-Q
period 2000-06-30
PENN VIRGINIA CORP
filed 2000-08-11
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q



(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 2000

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
	No


Number of shares of common stock of registrant
 outstanding at August 2, 2000:  8,191,281






PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - unaudited
(in thousands, except  share amounts)

                                    	Three Months            	Six Months
		                                  Ended June 30,		        	Ended June 30,
	                                 	2000		   	1999  		        	 2000 			1999
Revenues:
           Natural gas        		$	10,374 	$	4,498	          $ 17,463	$	8,880
           Oil and condensate		      236		    110              		421   		165
           Coal royalties        		5,657  		4,242            	11,303 		7,974
           Timber			                	727    		292            		1,175   		506
           Dividends		              	662	    	661	            	1,323	 	1,323
           Gain on sale of property	  	-	      	-                 98     		-
           Other income	            	910	    	634	            	2,926  	1,098
               	Total revenues	  	18,566  	10,437		           34,709 	19,946

Expenses:
           Operating expenses    		1,167  		1,079	            	2,341 		2,003
           Exploration expenses	    	871	    	589	            	1,395	   	674
           Taxes other than income 		956	    	623	            	1,869 		1,323
           General and
               administrative	    	2,446	  	2,145	            	5,042 		4,147
           Depreciation, depletion,
               amortization		      2,903	  	1,959             	5,468  	3,922
                	Total expenses  		8,343  		6,395	           	16,115		12,069

Operating Income	                	10,223  		4,042	           	18,594 		7,877

Other (Income) Expense:
           Interest expense      		1,765	    	508	            	3,264 		1,071
           Other income	           	(352)	  	(356)	            	(708)	 	(721)
           Income before
               income tax 	       	8,810	  	3,890           		16,038	 	7,527
           Income tax expense     	2,628     	725	            	4,513	 	1,447
                 Net Income		    $	6,182	 $	3,165           $	11,525	$	6,080


Net Income per share, basic	       	0.75	   	0.38	             	1.41	  	0.72

Net Income per share, diluted	     	0.74	   	0.37    		         1.40   	0.72

Weighted average shares
          outstanding	            	8,193	  	8,410	            	8,147 		8,391


The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)


  			                                        June 30,            December 31,
			                                            2000                  1999
                                     		  	  (unaudited)
ASSETS

Current assets
         Cash and cash equivalents   				      	$   	-            	$  657
         Accounts receivable	            				   	9,474	            	6,880
         Current portion of long-term
                notes receivable			               		83	              	816
         Current deferred income taxes	      				 	155	              	155
         Other				                               		627              		813
               	Total current assets		      				11,092            		9,321

Investments                               						49,212	           	67,816
Long-term notes receivable	                 					3,039            		3,518

Oil and gas properties; wells and
               equipment, using	the
               successful efforts
               method of accounting	       				230,022          		185,048
Other property, plant and equipment        					83,511	           	82,772
     	Less: Accumulated depreciation,
              	depletion and amortization      (81,795)           (76,553)
                	Total property, plant
                     and equipment             231,738	           191,267

Other assets	                               					1,867	            	2,089

    	Total assets	                            $296,948	         	$274,011






The accompanying notes are an integral part of these condensed consolidated financial statements.


PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


                                               June 30,      December 31,                                   2000             1999
 	                                         			(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current installments on long-term debt			  		$	34	           $	34
     Accounts payable                      						1,655         		1,570
     Accrued expenses 		                     				5,797         		5,470
     Income taxes payable				                  		1,447             		-
     Short-term debt		                       				2,547	             	-

         	Total current liabilities            	11,480	         	7,074


     Other liabilities		                     				5,445         		5,854
     Deferred income taxes			                			23,019	        	28,265
     Long-term debt	               				       	110,958        		78,475
         	Total liabilities			       		       	150,902	       	119,668

Commitments and contingencies			                  			-             		-

Shareholders' equity
     Preferred stock of $100 par value-
     	100,000 shares authorized; none issued			   			-             		-
     Common stock of $6.25 par value -
        16,000,000 shares authorized;
	       8,921,864 shares issued					           	55,762        		55,762
     Other paid-in capital				                 		7,951	         	8,096
     Retained earnings		                    				68,711        		60,860
     Accumulated other comprehensive income					29,924 	       	42,017
                                         						162,348       		166,735
     Less: Treasury stock, at cost -
        747,812 shares in 1999
       	and 498,236 in 1999					               	15,152        		11,142
    	Unearned compensation - ESOP			          			1,150	         	1,250

          	Total shareholders' equity			       146,046	        154,343

Total liabilities and shareholders' equity    $296,948       $ 274,011


The accompanying notes are an integral part of these condensed consolidated financial statements.





PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS-unaudited
(in thousands)

                               	   	Three Months              Six Months
	                                  	Ended June 30,	           Ended June 30,
		                                  2000	    		1999          	2000      1999
Cash flow from operating
 activities:
   Net Income                   	$	6,182    $	3,165      	$	11,525  	$	6,080
   Adjustments to reconcile net
     income to net	cash provided
     by operating activities:
        Depreciation, depletion,
          and amortization        	2,903     	1,959 	       	5,468   		3,922
        Gain on sale of property,
          plant and equipment         	-		        -          		(98)      		-
        Deferred income taxes      		708	     	(106)       		1,266		     237
        Dry hole expense           		402      		120		          409     		120
        Other		                     (307)    		(326)        		(630)	   	(655)
Changes in operating assets and
     liabilities:
        Current assets          		(2,733)		  (2,149)      		(2,409)		    829
        Current liabilities	      	1,179      		671	        	1,859   	(2,144)
        Other assets		                87        		3		          165       		5
        Other liabilities	          	188       	(96)         	(409)    		491
         	Net Cash provided by
      	     operating activities  	8,609      3,241         17,146   		8,885

Cash flows from investing
 activities:
   Proceeds from notes receivable		  583	      	418		        1,143     		835
   Proceeds from sale of
     fixed assets                    		7        		-	          	107	       	-
   Capital expenditures	        	(43,349)	  	(3,200)      	(46,350)	 	(4,835)
	     Net Cash used in investing
         activities             	(42,759)   	(2,782)	     	(45,100) 		(4,000)

Cash flows from financing
  activities:
    Dividends paid	              	(1,830)	  	(1,895)      		(3,678) 		(3,778)
    Debt borrowings (repayments)		35,036      		288        	35,030  		(2,287)
    Purchase of treasury stock       		-        		-	        (5,056)      		-
    Issuance of stock       	       	944	      	771 	       	1,001   		1,068
     	Net Cash used in
       	financing activities	    	34,150      	(836)       	27,297  	$(4,997)

Net increase (decrease) in cash
	and cash equivalents	               $	-	    $	(377)	       $	(657)  	$	(112)
Cash and cash equivalents-beginning   	- 	     	490	          	657	     	225
Cash and cash equivalents-ending	    $ - 	    $	113	        $   	-    $  113

Supplemental disclosures of
  cash flow information:
    Interest paid               	$	1,333     	$	480      	$	2,935  	$		1,065
    Income taxes paid 	           	1,800 	   	1,000	       	1,800		   	1,600

The accompanying notes are an integral part of these condensed consolidated financial statements.










PENN VIRGINIA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000


(1)	ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principals generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 1999 annual report on Form 10-K.
Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


(2)	SECURITIES

The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at June 30, 2000 were as follows (in thousands):

		                                              	Gross Unrealized  Market
                                   		    	Cost	  		Holding Gain	   	Value
Available-for-Sale:
Norfolk Southern Corporation	           $	2,839     	$	46,356    	$	49,195
Other	                                       	-          		17	         	17
                                       	$	2,839     	$	46,373    	$	49,212

(3)	LEGAL

The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.


(4)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations at June 30, 2000 and 1999.

                  Three Months Ended                	Three Months Ended
                    June 30, 2000 		                  	June 30, 1999
           Income 	    Shares   	Per Share    	Income     	Shares   	Per Share
		       (Numerator) (Denominator) Amount   	(Numerator) (Denominator) 	Amount
                     		(in thousands except per share amounts)
Basic EPS:
Income from
	continuing
 operations	$	6,182		   8,193     	$	0.75     	$ 3,165   		8,410     	$	0.38
Dilutive
 Securities:
Stock options	   	-		    	132			                    	-       	80
Diluted EPS:
Income from
	continuing
 operations	$	6,182	   	8,325     	$	0.74     	$	3,165   		8,490     	$	0.37

                 		Six Months Ended              	Six Months Ended
                   	June 30, 2000 	               		June 30, 1999
			          Income     	Shares	    Per Share 	Income	     Shares	   Per Share
		        	(Numerator) (Denominator)	Amount 	(Numerator)	(Denominator)	Amount
		(in thousands except per share amounts)
Basic EPS:
Income from
	continuing
 operations 	$	11,525	   	8,147     	$	1.41  	$	6,080		    8,391     	$	0.72
Dilutive
 Securities:
Stock options	     	-			     61			                 	-	       	78
Diluted EPS:
Income from
	continuing
 operations 	$	11,525    	8,208   	 $	1.40    	$	6,080   		8,469     	$	0.72

(5) COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three and six month periods ended June 30, 2000 and 1999, the components of comprehensive income are as follows:

                                     	Three Months             	Six Months
	                                    	Ended June 30,	        		Ended June 30,
                                  		2000	    	 	1999			      2000	       1999
					                                          	(in thousands)
Net income		                     $	6,182    	$ 3,165    	$	11,525    	$	6,080
Unrealized holding gains
   (losses), net of
   tax of $722, $4,341,
   $(6,511), and $(1,809),
   respectively	                  	1,340     		8,061    		(12,093)   		(3,359)

Comprehensive income (loss)     	$	7,522   	$	11,226      	$	(568)   	$	2,721

(6) 	SEGMENT INFORMATION

Penn Virginia's operations are classified into two operating segments:

       Oil and Gas - crude oil and natural gas exploration, development and production.

       Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

		                                  	Coal Royalty
                                       and Land    Corporate
   			                  Oil and Gas   Management   and Other   Consolidated
                                         	(in thousands)
For the six months
  ended June 30, 2000
   	Revenues		            $ 18,205     	$	15,182	  $ 	1,322       $	34,709
   	Operating income (loss) 	7,863        12,121 	   (1,390)      	 18,594
   	Other income and expense,
       net	                              		                        		2,556

For the six months
  ended June 30, 1999
    Revenues		            $  9,494 	    $  9,129   $ 	1,323       $ 19,946
    Operating income (loss)		1,671        	7,083	      (877)        	7,877
	   Other income and expense,
        net                                                       					350

Identifiable assets
     June 30, 2000	       	165,690       	81,856     	49,402      	296,948
     December 31, 1999	    120,954       	83,975	     69,082	      274,011

       Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes. Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.


(7)	ACQUISITIONS

	In May 2000, Penn Virginia successfully completed the purchase of over 35 Bcf of proved natural gas reserves in West Virginia, Virginia and Kentucky for $35.0 million. In September 1999, the Company acquired fee mineral and lease rights for coal reserves and related assets in West Virginia. Both acquisitions were funded by borrowings from the Company's revolving credit facility
(the "Revolver") and accounted for at fair value. The operations have been included in the Company's statement of income as of the closing date. The following unaudited pro forma results of operations have been prepared as though the aforementioned acquisitions had been completed on January 1, 1999. The unaudited pro forma results of operations consist of the following as of June 30 (in thousands, except share data):

                                      	Three Months	           Six Months
	                                  	Ended June 30, 1999			Ended June 30, 2000
                                    	2000     		1999 	   	2000        	1999
   	Revenues                      	$ 19,640  	$	12,958 	 $	37,052   	$	24,708

   	Net income                    	$ 	6,475   $ 	3,337 	 $	11,989   	$ 	6,587

   	Net income per share, diluted	 $  	0.78  	$ 		0.39 	 $  	1.46   	$	  0.78

The summarized pro forma information has been prepared for comparative purposes only.

ITEM 2.   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	The Company operates in two business segments: oil and gas, and coal royalty and land management. The oil and gas segment explores for, develops and produces crude oil and natural gas in the eastern and southern portions of the United States. The coal royalty and land management segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and land assets. The Company earns coal royalty revenue, based on long-term lease agreements with several coal mining operators which generally require royalty payments to Penn Virginia based on a minimum annual payment, a minimum dollar royalty per ton and/or percentage of the coal's selling price. The Company does not operate coal mines.

On May 31, 2000, the Company successfully completed the purchase certain oil and gas mineral rights in West Virginia, Virginia and Kentucky for $35.0 million. The acquisition was funded by borrowings from the Company's revolving credit facility and estimated proved reserves, net to the Company's interests, exceed 35 Bcfe.

Results of Operations - Second quarters of 2000 and 1999
Compared.

Penn Virginia reported 2000 second quarter earnings of $6.2 million, or $0.74 per share (diluted), compared with $3.2 million, or $0.37 per share (diluted), for the second quarter of 1999. On a consolidated basis, revenues increased $8.1 million in the second quarter of 2000 primarily from increases in natural gas revenues and coal royalty revenues. Expenses on a consolidated basis were $1.9 million higher in the first half of 2000 than the 1999 comparable period.

Results of Operations - Six months of 2000 and 1999 Compared.

Penn Virginia reported 2000 six months earnings of $11.5 million, or $1.40 per share (diluted), compared with $6.1 million, or $0.72 per share (diluted), for the same period of 1999. On a consolidated basis, revenues increased $14.8 million, primarily from increases in natural gas revenues and coal royalty revenues. Expenses on a consolidated basis were $4.0 million higher than the 1999 comparable period.

Selected operating and financial data by segment is presented below.







Oil and Gas

Operating income for the oil and gas segment was $5.3 million and $7.9 million for the three and six months ended June 30, 2000, compared with $0.8 million and $1.7 million for the respective periods in 1999. Operational and financial data for the Company's oil and gas segment for the 2000 and 1999 three and six months ended June 30 is summarized in the following tables:


                      Operations Summary

                                  	Three Months	            Six Months
	                                 	Ended June 30,       			Ended June 30,
		                               2000		       	1999	   		2000		        1999
Production
   Natural gas (MMcf)	         	2,835        	2,043 	 	  5,332      		4,082
   Oil and condensate (MBbls) 	   	10		           9       		17         		16
   Production, MMcfe          		2,895       		2,097    		5,434		      4,178

Average Realized Prices
   Natural gas ($/Mcf)	       $ 	3.66      	$ 	2.20    	$	3.28	     $ 	2.18
   Oil and condensate ($/Bbl)	 	23.70	       	12.59	    	24.76	      	10.55

Average Costs (per MMcfe)
   Lease operating	          	$ 	0.36      	$	0.50	     $	0.39      	$	0.47
   Exploration expenses	        	0.26       		0.20      		0.22       		0.11
   Taxes other than income		     0.27	       	0.22	      	0.26       		0.25
   General and administrative	  	0.21       		0.25      		0.22	       	0.25
   Depreciation, depletion
     and amortization		          0.82        	0.79      		0.81	       	0.79
     	  Total costs           	$	1.92      	$	1.96     	$	1.90      	$	1.87

In the first half of 2000, over 85 percent of Penn Virginia's natural gas production was sold at market prices. Currently, the Company has fixed price term contracts totaling 9,300 Mcf per day which began in April and May of 2000 and expire in December 2000 and March 2001 at an average of $3.39 per Mcf. The Company anticipates these fixed price term contracts should account for approximately one-fourth of remaining 2000 production. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of swaps with purchased options. If applicable, gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. Currently, the Company is not involved in any such hedging activities; however, the Company recognized a $0.2 million hedging loss and a $0.1 million hedginig gain for the three and six months ended June 30, 1999, respectively. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:



                             Hedging Summary

                                    	Three Months           	Six Months
                                  		Ended June 30,		       Ended June 30,
	                                  	2000	   		1999	      		2000 	    1999
Natural gas prices ($/Mcf):
Actual price received
   for production                 $ 3.66   	$	2.28	      $	3.28    $	2.16
Effect of hedging activities         		- 	  	(0.08)         		-    		0.02
Average price                    	$	3.66   	$	2.20      	$	3.28	   $	2.18


                             Financial Summary

                                   	Three Months             	Six Months
	                                 	Ended June 30,        			Ended June 30,
	                                 	2000   			1999         		2000 	  		1999
					                                         	(in thousands)
Revenues:
Natural gas sales            	$ 	10,374  	$ 4,498      	$ 17,463  	$	8,880
Oil and condensate	                	236	     	110          		421	     	165
Other income	                      	187	     	310		          321	     	449
	Total revenues               	$	10,797  	$	4,918      	$	18,205  	$	9,494

Expenses:
Operating expenses              $ 1,039  	$	1,045       	$	2,102  	$	1,952
Exploration expenses	              	762	     	424        		1,180	     	448
Taxes other than income	           	775		     468         	1,426   		1,031
General and administrative	        	605	     	524	        	1,215		   1,063
Depreciation and depletion	      	2,361	    1,655 	       	4,419   		3,329
	Total expenses	                 	5,542	   	4,116 		      10,342   		7,823

Operating Income               	$	5,255     $	802       	$	7,863  	$	1,671

Results of Operations - Oil and Gas Segment

Revenues. Revenues increased $5.9 million, or 120 percent, to $10.8 million in the second quarter of 2000, compared with $4.9 million for the same period of 1999. Revenue for the first half of 2000 increased $8.7 million, or 92 percent, to $18.2 million from the comparable 1999 amount. These increases were a direct result of increased natural gas production and prices.

Natural gas sales increased $5.9 million, or 131 percent, in the second quarter of 2000 and $8.6 million, or 97 percent for the six months ended June 30, 2000, compared with 1999 amounts. Natural gas production for the second quarter of 2000 increased 39 percent over the comparable 1999 period while the average price received increased 66 percent to $3.66 per thousand cubic feet (Mcf) for the same periods. Natural gas production for the first half of 2000 increased 31 percent over the comparable 1999 period while the average price received increased 50 percent to $3.28 per Mcf for the same periods.


Oil and condensate revenues increased to $236,000 and $421,000 for the three and six months ended June 30, 2000 from $110,000 and $165,000 for the comparable periods in 1999. These fluctuations are attributable to the volatility in average prices received. While volumes remained relatively constant, prices increased 88 percent to $23.70 in the second quarter of 2000 and increased 135 percent to $24.76 for the six months ended June 30, 2000, compared with the respective 1999 amounts.

Expenses. Expenses for the oil and gas segment increased to $5.5 million and $10.3 million for the three and six months ended June
30, 2000, respectively, compared with $4.1 million and $7.8 million for the same periods in 1999.

Lease operating expenses decreased to $0.36 and $0.39, on a Mcfe basis, for the three and six months ended June 30, 2000 from $0.50 and $0.47 for the same periods in 1999. The decrease was due to lower operating costs associated with the Company's Mississippi properties, the Company's recent $35.0 million acquisition of royalty gas, and to several repair and maintenance projects performed in June 1999.

Exploration expenses increased to $762,000 and $1.2 million for the three and six months ended June 30, 2000 from $424,000 and $448,000 for the same periods in 1999. These increases are a result of seismic expenditures and two gross (0.4 net) nonproductive, exploratory wells associated with the Company's Texas onshore gulf coast exploration project.

Taxes other than income increased 66 percent to $775,000 in the second quarter of 2000, compared with $468,000 in the same period of 1999. For the six months ended June 30, 2000, taxes other than income increased 38 percent, to $1.4 million, from the comparable 1999 amount. On a Mcfe basis, taxes other than income has remained relatively constant at $0.26 for the first six months of 2000, compared with $0.25 for the same 1999 period.

General and administrative expenses increased 15 percent to $605,000 in the second quarter of 2000, compared with $524,000 in the same period of 1999. For the six months ended June 30, 1999, general and administrative expenses increased 14 percent, to $1.2 million, from the comparable 1999 amount. On a Mcfe basis, general and administrative expenses decreased to $0.22 for the first half of 2000 versus $0.25 for the comparable 1999 period. The Company has increased its oil and gas technical and administrative staff in conjunction with planned increases in oil and gas development activity.

Depreciation and depletion increased to $2.3 million and $4.4 million for the three and six months ended June 30, 2000, compared with $1.7 million and $3.3 million for the same periods in 1999. Depreciation and depletion, on a Mcfe basis, remained relatively constant at $0.81 for the six months ended June 30, 2000, compared with $0.79 for the same period in 1999.







Coal Royalty and Land Management

Operating income for the coal segment was $12.1 million for the six months of 2000 and $7.1 million for the comparable period of 1999. The coal segment's operational and financial data for the 2000 and 1999 second quarter and six month period is summarized in the following tables:


                          Operations Summary

                                     	Three Months             	Six Months
	                                   	Ended June 30,		         	Ended June 30,
                                   		2000	   		1999  		       	2000    	1999
Production
Coal tons (000's)	                 	3,221	   	2,043         		6,216  		3,749
Timber (Mbf)	                      	3,134   		1,577	         	4,992  		2,691

Average Realized Prices
Coal royalties ($/ton)           	$	 1.76    $ 2.08         	$	1.82	  $	2.13
Timber ($/Mbf)		                      218	     	178		          	217     	175


                              Financial Summary

                                     	Three Months             	Six Months
	                                   	Ended June 30,	          	Ended June 30,
	                                  	2000		   	1999	          	2000 		   	1999
                                              	(in thousands)
Revenues:
Coal royalties                  	$ 5,657	  $ 4,242       	$	11,303   	$	7,974
Timber sales			                      727		     292         		1,175		      506
Gain on sale of property	             	-        	- 	           	98        		-
Other income                       		725	     	322         		2,606      		649
	Total revenues	                  	7,109   		4,856        		15,182	    	9,129

Expenses:
Operating expenses                	$	128     	$	34          	$	239       $	51
Exploration expenses	                	93	      	21	           	151       		65
Taxes other than income            		155      	109 		          330	      	214
General and administrative	         	624	     	601         		1,314	    	1,183
Depreciation and depletion	         	531	     	273         		1,027	      	533
	Total expenses	                  	1,531    	1,038 	        	3,061    		2,046

Operating Income                	$	5,578   $ 3,818       	$	12,121   	$	7,083


Results of Operations - Coal Royalty and Land Management
Segment

Revenues. Revenues increased 45 percent to $7.1 million in the second quarter of 2000 and 67 percent to $15.2 million for the first six months of 2000, compared with $4.9 million and $9.1 million for the same periods in 1999.

Coal royalties increased $1.4 million to $5.7 million in the second quarter of 2000 and $3.3 million to $11.3 million for the first six months of 2000, compared with the same periods in 1999.
 These increases are attributable to enhanced production from existing lessees due to the completion of the Company's unit train loadout facility as well as the September 1999 acquisition of coal reserves in West Virginia.

Timber sales increased $435,000 to $727,000 in the second quarter of 2000 and $669,000 to $1.2 million for the first six months of 2000, compared with the same periods in 1999. This increase was primarily related to the timing of the Company's parcel timber sales and a substantial increase in the average realized price received.

Other income increased $403,000 in the second quarter of 2000 and $2.0 million for the first six months of 2000, as compared with the same periods in 1999. These increases are largely due to the receipt of $1.0 in forfeited minimums received from the Company's lessees and $1.1 million received from the use of the unit train loadout facility by third parties in the first half of 2000, compared with $263,000 in the same period of 1999.

Expenses. Expenses increased 47 percent to $1.5 million in the second quarter of 2000 and 50 percent to $3.1 million for the first six months of 1999, compared with the same periods in 1999.

Operating expenses increased $93,000 to $128,000 in the second quarter of 2000 and increased $188,000 to $239,000 for the first six months of 2000, compared with 1999 amounts. The increase is a result of costs associated with the maintenance and preservation of the Company's surface acreage.

Exploration expenses increased to $93,000 and $151,000 for the three and six month periods ended June 30, 2000 from $21,000 and $65,000 for the comparable periods in 1999. The increase is a result of the timing of the startup of the Company's coal core drilling program.

Taxes other than income increased 42 percent to $155,000 in the second quarter of 2000 and increased 54 percent to $330,000 for the first six months of 2000, compared with $109,000 and $214,000 for the same periods in 1999. On a per ton basis, taxes other than income remained fairly constant at $0.05 in the first half of 2000 versus $.06 during the comparable 1999 period.

General and administrative expenses increased four percent to $624,000 in the second quarter of 2000 and increased eight percent to $1.3 million for the first six months of 2000, compared with $601,000 and $1.2 million for the same periods in 1999. The variance is attributable to personnel additions in the last half of 1999, partially offset by higher legal fees in the first half of 1999 to pursue the potential recoverability of coal reserves.

Depreciation and depletion increased to $531,000 and $1.0 million for the three and six month periods ended June 30, 2000 from $273,000 and $533,000 for the comparable periods in 1999. Depreciation and depletion, on a per ton basis, was $0.16 and $0.17 for the three and six months periods ended June 30, 2000, compared with $0.13 and $0.14 for the respective periods in 1999.
 The depletion rate, on a per ton basis, increased due to the 1999 completion of the unit train loadout facility and the Company's $30 million acquisition in the last half of 1999.


Capital Resources and Liquidity.


Net Cash Provided by Operating Activities.

Funding for the Company's business activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $17.1 million in the first six months of 2000, compared with $8.9 million in the first six months of 1999. The Company's consolidated long-term borrowings increased from $78.5 million at December 31, 1999 to $111.0 million at June 30, 2000.


Net Cash Used in Investing Activities.

Net cash used in investing activities totaled $45.1 million and $4.0 million for the first six months of 2000 and 1999, respectively. In the first six months of 2000, capital expenditures totaled $46.4 million compared with $4.8 million in the first six months of 1999. Oil and gas acquisitions and development activities were the primary uses of funds. The capital expenditures, including acquisitions, made by the Company for the first six months of 2000 and 1999 are as follows:

                                                      Six Months
				                                                Ended June 30,
						                                             	2000   			1999
                                                    (in thousands)
  	Oil and Gas
        	Acquisitions                           	$	35,879   	$	192
        	Development                               	7,658   	2,487
	        Exploration	                              	2,037    		288
	        Support equipment	                           	34      	42
	   Coal Royalty and Land Management
	        Acquisitions	                               	111    		344
	        Support equipment and facilities 	          	406  		1,447
   	Other		                                           225	     	35
        	Total capital expenditures             	$	46,350 	$	4,835

In the oil and gas segment, the Company had capital expenditures totaling $45.6 million in the first six months of 2000. Penn Virginia acquired over 35 Bcf of proved natural gas reserves in West Virginia, Virginia and Kentucky in May 2000. The $35.0 million acquisition of royalty interest also includes numerous working interest exploratory opportunities which the Company expects to test and evaluate over the coming months. In the first half of 2000, the Company drilled 43 gross (35.2 net) development wells and nine gross (6.0 net) exploratory wells, which included two gross (0.4 net) non-productive wells. Due to the recent increases in market prices for natural gas, the Company increased its 2000 capital expenditure budget to drill an additional 20 net development wells for a total of 80 net development wells. The Company still expects to drill approximately 10 to 20 net exploratory wells during 2000.

The Company also holds an investment in Norfolk Southern common stock which had a gross unrealized holding gain of $46.4 million at June 30, 2000.







Net Cash Used in Financing Activities.

Net cash provided by financing activities totaled $27.3 million for the first six months of 2000. Penn Virginia paid $3.7 million of dividends in the first half of 2000 and used $5.1 million to repurchase 300,000 shares of treasury stock. The Company also borrowed $35.0 million to finance a second quarter oil and gas acquisition. Penn Virginia has a $135 million unsecured revolving credit facility (the "Revolver") with a final maturity of June 2003. The Revolver bears interest at LIBOR or the base rate at the option of the Company plus a percentage based on the percentage of the borrowing base outstanding. The outstanding balance on the Revolver was $110.1 million at June 30, 2000. Management believes its portfolio of investments and sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

Other

	Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") No.
133, "Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133") which was subsequently amended by SFAS
No. 138 in June 2000. The statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

(b)  Reports on Form 8-K

	No reports on Form 8-K were filed for the quarter ended
June 30, 2000.











































SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PENN VIRGINIA CORPORATION



Date:       August 11,  2000   				By:   /s/Steven W. Tholen
                                            Steven W. Tholen, Vice
                                            President and Chief
                                            Financial Officer


Date:       August 11, 2000       By:    /s/ Ann N. Horton
  	                                         	Ann N. Horton, Controller and
                                             Principal Accounting Officer


































PENN VIRGINIA CORPORATION

INDEX




	PAGE
PART I	Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three	2
and six months ended June 30, 2000 and 1999

Condensed Consolidated Balance Sheets as of June 30, 2000 and	3
December 31, 1999

Condensed Consolidated Statements of Cash Flows for the three	5
and six months ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements	6


Item 2.	Management's Discussion and Analysis of Financial
Condition	9
and Results of Operations


PART II 	Other Information

Item 6.  Exhibits and Reports on Form 8-K			19




















Article 5 of Regulation S-X