Form 10-Q
period 2000-09-30
PENN VIRGINIA CORP
filed 2000-11-01
CIK 77159

16
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q



(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934


For the period ended September 30, 2000


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


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.
                                                       Yes    X No
Number of shares of common stock of registrant
 outstanding at October 31, 2000:  8,327,324


                      PENN VIRGINIA CORPORATION AND
                   SUBSIDIARIES CONDENSED CONSOLIDATED
                     STATEMENTS OF INCOME - Unaudited
                  (in thousands, except per share amounts)

                                Three Months           Nine Months
                              Ended September 30,   Ended September 30,
                                 2000      1999       2000        1999
Revenues:
Natural   gas                 $ 13,032    $ 5,950   $ 30,495    $ 14,830
Oil and condensate                 194        128        615         293
Coal royalties                   5,512      4,283     16,815      12,257
Timber                             637        664      1,812       1,170
Dividends                          661        661      1,984       1,984
Gain on sale of property           801          -        899           -
Other income                       670        620      3,596       1,718
     Total revenues             21,507     12,306     56,216      32,252

Expenses:
Operating expenses               1,273      1,122      3,614       3,125
Exploration expenses             1,258        696      2,653       1,370
Taxes other than income            931        662      2,800       1,985
General and administrative       2,599      2,198      7,641       6,345
Depreciation, depletion,
 amortization                    3,191      2,198      8,659       6,120
     Total expenses              9,011      6,876     25,126      18,945

Operating Income                12,255      5,430     30,849      13,307

Other (Income) Expense:
Interest expense                 2,379        793      5,643       1,864
Other income                      (389)      (351)    (1,097)     (1,072)
Income before income tax        10,265      4,988     26,303      12,515
Income tax expense               3,063      1,043      7,576       2,490
Net   Income                  $  7,202   $  3,945   $ 18,727    $ 10,025

Net Income per share, basic   $   0.88   $   0.47   $   2.28    $   1.19
Net Income per share, diluted $   0.85   $   0.46   $   2.25    $   1.18
Weighted average shares
 outstanding, basic              8,213      8,423      8,203       8,401
Weighted average shares
 outstanding, diluted            8,473      8,532      8,312       8,490





 The accompanying notes are an integral part of these condensed consolidated financial statements.



                PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)



                                              September 30,    December 31,
                                                    2000           1999
                                               (Unaudited)
ASSETS

Current assets
Cash and cash equivalents                         $  364          $  657
Accounts receivable                                9,136           6,880
Current portion of long-term notes receivable        845             816
Current deferred income taxes                        155             155
Other                                                582             813
     Total current assets                         11,082           9,321

Investments                                       47,984          67,816
Long-term notes receivable                         2,798           3,518

Oil and gas properties;
 wells and equipment, using the
 successful efforts method of accounting         236,567         185,048
Other property and equipment                      83,677          82,772
Less: Accumulated depreciation,
    depletion and amortization                   (84,857)        (76,553)

      Total property and equipment               235,387         191,267

Other assets                                       1,846           2,089

          Total assets                          $299,097        $274,011







 The accompanying notes are an integral part of these condensed consolidated financial statements.




                   PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                              September 30,    December 31,
                                                   2000           1999
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on long-term debt            $  34            $  34
Accounts payable                                  1,698            1,570
Accrued expenses                                  5,003            5,470
Taxes on income                                   1,842                -

        Total current liabilities                 8,577            7,074


Other liabilities                                 5,321            5,854
Deferred income taxes                            23,758           28,265
Long-term debt                                  108,300           78,475

Shareholders' equity
Preferred stock of $100 par value-
   100,000 shares authorized; none issued            -                -
Common stock of $6.25 par value-
   16,000,000 shares authorized;
        8,921,864 issued                         55,762          55,762
Other paid-in capital                             7,557           8,096
Retained earnings                                74,065          60,860
Accumulated other comprehensive income           29,126          42,017
                                                166,510         166,735
Less: 610,077 shares in 2000 and
         498,238 in 1999 of common
          stock held in treasury, at cost        12,269          11,142
   Unearned compensation - ESOP                   1,100           1,250

        Total shareholders' equity              153,141         154,343

Total liabilities and shareholders' equity   $  299,097      $  274,011



 The accompanying notes are an integral part of these condensed consolidated financial statements.



              PENN VIRGINIA CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - Unaudited
                         (in thousands)

                                 Three Months            Nine Months
                              Ended September 30,    Ended September 30,
                                   2000    1999            2000    1999
Cash flow from
    operating activities:
Net Income                      $ 7,202  $ 3,945         $18,727  $10,025
Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
Depreciation, depletion,
    and amortization              3,191    2,198           8,659    6,120
Gain on sale of
    property and equipment         (801)       -            (899)       -
Deferred income taxes             1,168      767           2,434    1,004
Dry hole expense                    732      481           1,141      601
Other                              (307)    (323)           (937)    (978)
Changes in operating assets
    and liabilities:
  Current assets                    383   (1,317)         (2,026)    (488)
  Current liabilities              (354)     404           1,505   (1,740)
  Other assets                       (4)    (321)            161     (316)
  Other liabilities                (123)    (122)           (532)    (369)
 Net cash provided by
     operating activities        11,087    5,712          28,233   14,597

Cash flows from
    investing activities:
Proceeds from notes receivable      567      417           1,710    1,252
Proceeds from sale of
        property and equipment      801        -             902        -
Capital expenditures             (7,582) (49,418)        (53,926) (54,253)
   Net cash used in
     investing activities        (6,214) (49,001)        (51,314) (53,001)


Cash flows from
    financing activities:
Dividends paid                   (1,843)  (1,895)         (5,521) (5,673)
Debt borrowings (payments), net  (5,205)  45,025          29,825  42,721
Purchase of treasury stock            -        -          (5,056)      -
Issuance of stock                 2,539       63           3,540   1,131
 Net cash provided by (used in)
     financing activities        (4,509)  43,176          38,179 (38,179)
Net increase (decrease) in cash
     and cash equivalents           364     (113)           (293)   (225)
Cash and cash
     equivalents-beginning            -      113             657     225
Cash and cash
     equivalents-ending           $ 364    $   -           $ 364   $   -

Supplemental disclosures
    of cash flow information:
Cash paid to date for:
    Interest                    $ 2,226    $ 842         $ 5,161 $ 1,907
    Income taxes                  1,500        -           3,300   1,600

      The accompanying notes are an integral part of these condensed consolidated financial statements.



                     PENN VIRGINIA CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       September 30, 2000


(1)  ACCOUNTING POLICIES

The accompanying unaudited consolidated
financial statements of  Penn  Virginia
Corporation and  its  subsidiaries  (the
"Company")  have been prepared in accordance
with  generally accepted   accounting
principles  for   interim   financial reporting
and SEC regulations.  These statements involve
the use  of  estimates and judgments where
appropriate.  In  the opinion of management, all
adjustments, consisting of normal recurring
accruals,  considered  necessary  for   a
fair
presentation have been included. These financial
statements should   be   read   in  conjunction
with   the   Company's consolidated financial
statements and footnotes included in the Company's December 31, 1999 annual report on
Form 10-K. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


(2)  ACQUISITIONS

In  May  2000,  Penn  Virginia  successfully
completed  the purchase  of  over 35 Bcf of
proved natural gas reserves  in West Virginia,
Virginia and Kentucky for $34.9 million.   In
September  1999, the Company acquired fee
mineral and  lease rights  for  coal  reserves
and  related  assets  in      West
Virginia. Both acquisitions were funded by borrowings from the Company's revolving credit facility (the "Revolver") and accounted for at fair value. The operations have been included in the Company's statement of income as of the closing date. The following unaudited pro forma results of operations have been prepared as though the aforementioned acquisitions had been completed on January 1, 1999. The unaudited pro forma results of operations consist of the following (in thousands, except share data):

                               Three Months                Nine Months
                          Ended September 30, 2000   Ended September 30, 2000
                               2000       1999            2000       1999
      Revenues               $21,507    $26,844         $58,559     $39,802

      Net  income            $ 7,202    $ 3,966         $19,191     $10,553

      Net  income per
          share, diluted     $  0.85    $  0.46         $  2.31     $  1.24


The summarized pro forma information has been prepared for comparative purposes only.


(3)  SECURITIES

The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at September 30, 2000 were as follows
(in thousands):

                                               Gross Unrealized    Market
                                     Cost        Holding Gain      Value
Available-for-Sale:
Norfolk Southern Corporation       $ 2,839         $45,115        $47,954
Other                                    -              30             30

                                   $ 2,839         $45,145        $47,984

(4)  LEGAL

The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.



(5)  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per share (in thousands, except per share amounts):

                                 Three Months            Nine Months
                              Ended September 30,    Ended September 30,
                                 2000      1999         2000      1999
Net   Income                  $ 7,202   $ 3,945      $18,727     $10,025

Weighted average
      shares, basic             8,213     8,423        8,203       8,401
Dilutive securities:
 Stock options                    260       109          109          89
Weighted average
      shares, diluted           8,473     8,532        8,312       8,490

Net Income per share, basic   $  0.88   $  0.47      $  2.28     $  1.19
Net Income per share, diluted $  0.85   $  0.46      $  2.25     $  1.18



(6)  COMPREHENSIVE INCOME
Comprehensive income represents all changes in equity during the reporting  period,  including net  income  and  charges
directly to equity, which are excluded from net income.  For the three and nine month periods ended September  30,  2000
and 1999, the components of comprehensive income are as follows (in thousands):

                                   Three Months        Nine Months
                               Ended September 30,   Ended September 30,
                                  2000     1999         2000      1999
Net income                      $ 7,202   $ 3,945      $18,727   $10,025
Unrealized holding loss,
   net of tax of $430,
   $6,513, $6,941 and
   $8,320, respectively            (798)  (12,093)     (12,891)  (15,452)

Comprehensive income (loss)     $ 6,404   $(8,148)     $ 5,836   $(5,427)




(7)  SEGMENT INFORMATION

Penn Virginia's operations are classified into two operating segments:


 Oil and Gas - crude oil and natural gas exploration, development and production.

 Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

                                        Coal Royalty
                                          and Land   Corporate
                           Oil and Gas   Management  and Other  Consolidated
                                            (in thousands)
For the nine months
 ended September 30, 2000
   Revenues                  $31,523      $22,709     $ 1,984      $56,216
   Operating income (loss)    17,754       16,371      (3,276)      30,849
   Other income and
       expense, net                                                  4,546

For the nine months
 ended September 30, 1999
   Revenues                  $15,716      $14,551      $1,985      $32,252
   Operating income (loss)     3,285       11,385      (1,363)      13,307
    Other income and
        expense, net                                                   792

Identifiable assets
   September 30, 2000       $169,137     $ 81,119    $ 48,841     $299,097
   December 31, 1999         120,954       83,975      69,082      274,011

Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes.
Identifiable assets are those assets used in the Company's operations in each segment.
Corporate assets are principally cash and marketable securities.

 (8)            RECENT ACCOUNTING ISSUES
In  June  1998,  the  Financial Accounting
Standards  Board ("FASB")  issued Statement of
Financial Accounting Standards ("SFAS") No. 133,
"Accounting for Derivative Instruments and
Hedging Activities."   SFAS 133, as amended by
SFAS 137  and SFAS 138, establishes accounting
and reporting standards for derivative
instruments,   including   certain   derivative
instruments   embedded  in  other  contracts,
(collectively referred to as derivatives) and for
hedging activities.  It
requires that an entity recognize all derivatives
as  either assets or liabilities in the statement
of financial position and  measure  those
instruments at fair value.   If  certain
conditions   are  met,  a  derivative  may  be
specifically designated as (a) a hedge of the
exposure to changes in  the fair  value  of  a
recognized  asset  or  liability  or  an
unrecognized firm commitment, (b) a hedge of the
exposure to changes  in the fair value of the
exposure to variable  cash flows  of  a
forecasted transaction, or (c) a hedge  of  the
foreign  currency exposure of a net investment in
a  foreign operation, an unrecognized firm
commitment, an available-forsale  security, or a
foreign-currency-denominated forecasted
transaction.   Special  accounting  for
qualifying   hedges allows  a  derivative's gains
and losses to offset related results on the hedged item in the statements of income. Under present conditions, management does not expect the initial adoption of SFAS 133, as amended, to have a material effect on the Company's financial position, results of operations or liquidity. The Company is required to adopt the statements in the first quarter of 2001.

In December 1999, the Securities and Exchange
("SEC") issued Staff  Accounting Bulletin No.
101, "Revenue Recognition  in Financial
Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.
At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position, results of operations or liquidity.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Penn Virginia operates two primary business segments: oil and gas, and coal royalty and land management.
The oil and gas segment explores for, develops and produces crude oil and natural gas in the eastern and southern portions of the United
States, particularly in Appalachia. The coal royalty and land management segment includes
Penn Virginia's mineral rights to coal reserves, timber assets and land assets. The Company earns coal royalty revenue, based on long-term lease agreements with several coal mining operators which generally require royalty payments to Penn Virginia based on a minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the coal's gross sales price.
On May 31, 2000, the Company successfully completed the purchase of certain oil and gas mineral rights in West Virginia, Virginia and Kentucky for $34.9 million. The acquisition was funded by borrowings from the Company's revolving credit facility and estimated proved reserves, net to the Company's interests, approximate 35 Bcfe.

Results  of  Operations - Third quarters of
2000  and  1999 compared.

Penn Virginia reported 2000 third quarter net
income of $7.2 million,  or $0.85 per share
(diluted), compared  with  $3.9 million, or
$0.46 per share (diluted), for the third quarter
of   1999.   On  a  consolidated  basis,
operating              income
increased  $6.8  million  in  the  third
quarter  of   2000 primarily due to a $5.4
million increase in the oil and gas segment and a $1.6 million increase in the coal royalty and land management segment.

Results  of  Operations  -  Nine months  of
2000  and  1999 compared.

Penn  Virginia's  net  income  for  the  nine
months  ended September  30,  2000 was $18.7
million, or $2.25  per  share (diluted),
compared with $10.0 million, or $1.18  per
share (diluted),   for   the  1999  comparable
period.                       On   a
consolidated basis, operating income increased
$17.5 million primarily as a result of an $11.6 million increase in the oil and gas segment and a $6.6 million increase in the coal and land segment.

Selected   operating  and  financial  data  by
segment   is presented below.

Oil and Gas Segment

Operating  income  for  the oil and gas  segment
was  $15.2 million  for  the  nine  months ended
September  30,  1999, compared  with  $3.3
million for the same  period  in  1999.
Operational and financial data for the Company's oil and gas segment for the three and nine months ended September 30, 2000 and 1999 is as follows:

                       Operations Summary
                                 Three Months           Nine Months
                              Ended September 30,   Ended September 30,
                               2000       1999        2000       1999
Production
Natural gas (MMcf)            3,107      2,316       8,439       6,398
Oil and condensate (MBbls)        7          8          24          24
Production, MMcfe             3,149      2,364       8,583       6,542

Average Realized Prices
Natural gas ($/Mcf)         $  4.19    $  2.57     $  3.61     $  2.32
Oil and condensate ($/Bbl)    27.57      17.07       25.63       12.47

Average Costs (per Mcfe)
Lease operating             $  0.36    $  0.47     $  0.38     $  0.47
Exploration expenses           0.35       0.25        0.27        0.16
Taxes other than income        0.24       0.22        0.25        0.24
General and administrative     0.20       0.22        0.21        0.24
Depreciation, depletion
     and amortization          0.84       0.79        0.82        0.79
  Total costs               $  1.99    $  1.95     $  1.93    $   1.90

In  the  first nine months of 2000, over 80 percent of
Penn Virginia's natural gas production was sold at
market prices.
Currently,  the  Company  has  fixed  price
term  contracts totaling 9,300 Mcf per day which
began in the second quarter of  2000  and expire
in December 2000 and March 2001  at  an average
of $3.39 per Mcf.  Management believes these
fixed price  term contracts should account for
approximately  onefourth of remaining 2000
production.  The Company will, when
circumstances  warrant,  hedge the  price
received  through fixed  price  term  contracts
and/or  financial  instruments (such as futures,
forward and option contracts and swaps) to
mitigate  the  price risks associated with
fluctuations  in natural   gas  prices  as  they
relate  to  the   Company's anticipated
production. If applicable, gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs.
Currently, the Company is not involved in any such hedging activities; however, the Company recognized a $0.3 million and a $0.2 million hedging loss for the three and nine months ended
September 30, 1999. The following table shows the effect of hedging activities on the Company's working interest natural gas prices:

                         Hedging Summary
                                   Three Months             Nine Months
                                Ended September 30,      Ended September 30,
                                  2000       1999          2000      1999
Natural gas prices ($/Mcf):
Actual price received
     for production            $  4.19    $  2.70       $  3.61    $  2.36
Effect of hedging activities         -       (.13)            -       (.04)
Average price                  $  4.19    $  2.57       $  3.61      $2.32

                        Financial Summary

                                    Three Months          Nine Months
                                 Ended September 30,   Ended September 30,
                                  2000      1999           2000      1999
                                              (in thousands)
Revenues:
Natural gas sales              $13,032    $5,950        $30,495   $14,830
Oil and condensate                 194       128            615       293
Gain on sale of property             6         -              6         -
Other                               88       144            407       593
        Total revenues          13,318     6,222         31,523    15,716

Expenses:
Operating expenses               1,152     1,101          3,254     3,053
Exploration expenses             1,087       595          2,267     1,043
Taxes other than income            755       530          2,181     1,561
General and administrative         625       519          1,840     1,582
Depreciation and depletion       2,651     1,863          7,070     5,192
        Total expenses           6,270     4,608         16,612    12,431
Operating income               $ 7,048   $ 1,614        $14,911   $ 3,285

Results of Operations - Oil and Gas Segment

Revenues.   Revenues increased to $13.3  million  and
$31.5 million  for  the three and nine months ended
September  30,
2000  from  $6.2 million and $15.7 million in
the comparable 1999   periods.    These
increases  were  a  result  of   a substantial
increase in natural gas production and prices received.

Natural gas sales increased 119 percent to $13.0
million  in the  third quarter of 2000 and 106
percent to $30.5  million for  the  first nine
months of 2000, compared with the  1999
comparable  periods.   Natural  gas  volumes
increased 34
percent  and 32 percent for the three and nine
months  ended September  30,  2000,
respectively, while the average  price received
increased 63 percent and 56 percent for  the
same periods.   The  Company's  ambitious
drilling program and acquisitions are the contributing factors for the increased production.

Oil and condensate revenues increased 52 percent
to $194,000 and  110  percent to $322,000 for
the three and nine  months ended  September  30,
2000 from the comparable  periods  in 1999.
These increases are attributable to increases in
the average price received.  Prices increased
$10.50 per Bbl, or 62  percent, for the third
quarter of 2000 compared with the same period of
1999 and $13.16 per Bbl, or 106 percent,  for
the  first nine months of 2000 compared with the
same period of         1999.
Expenses. Expenses for the oil and gas segment
increased  to $6.0 million and $16.4 million for
the three and nine months ended  September 30,
2000, respectively, compared with  $4.6 million
and $12.4 million for the same periods in 1999.
Lease  operating  expenses, on a Mcfe  basis,
decreased  to $0.36  and  $0.38  for  the  three
and  nine  months  ended September 30, 2000 from
$0.47 for the same periods in  1999. The
decrease  was  due to lower operating costs
associated with  the  Company's Mississippi
properties,  the  Company's recent  $34.9
million acquisition of  royalty  gas  and  to
several repair and maintenance projects
performed in           1999.
Exploration  expenses  increased to $1.1
million  and  $2.3 million  for  the three and
nine months ended September  30, 2000 from
$595,000 and $1.0 million for the same periods
in 1999.   These  increases are attributable to
increased dry hole costs related to the Company's ambitious drilling program and the purchase of additional seismic data.
Taxes other than income, on a Mcfe basis, increased to $0.24 and $0.25 for the three and nine months ended September 30, 2000 from $0.22 and $0.24 for the same 1999 periods. The increase is attributable to increased severance taxes paid as a result of higher prices received for oil and gas.

General  and  administrative  expenses,  on  a
Mcfe  basis, decreased  to $0.20 and $0.21 for
the three and nine  months ended  September 30,
2000 from $0.22 and $0.24 for the  same periods
in  1999.   The decrease is a result  of
increased production  from  drilling  and
acquisitions,   offset  by
additional staffing needs for acquisitions.

Depreciation and depletion, on a Mcfe basis, increased to $0.84 and $0.82 for the third quarter and first nine months of 2000 from $0.79 for both periods in 1999. The Company's recent acquisitions are the primary reason for the marginal increase in both periods.
Coal Royalty and Land Management Segment

Operating income for the coal and land segment was $18.0 million for the first nine months of 2000 and $11.4 million for the comparable period of 1999. The segment's operational and financial data for the three and nine months ended September 30, 2000 and 1999 is as follows:

                       Operations Summary
                                  Three Months             Nine Months
                              Ended September 30,      Ended September 30,
                                2000       1999          2000       1999
Production
Coal royalty tons (000's)      3,059      2,116         9,275      5,865
Timber (Mbf)                   1,939      3,631         6,931      6,322

Average Realized Prices
Coal royalties ($/ton)       $  1.80    $  2.02       $  1.81    $  2.09
Timber ($/Mbf)                   304        193           241        202

                         Financial Summary

                                   Three Months             Nine Months
                               Ended September 30,       Ended September 30,
                                 2000      1999           2000      1999
                                             (in thousands)
Revenues:
Coal royalties                  $ 5,512    $ 4,283      $16,815   $12,257
Timber sales                        637        664        1,812     1,170
Gain on sale of property            795          -          893         -
Other income                        583        475        3,189     1,124
        Total revenues            7,527      5,422       22,709    14,551

Expenses:
Operating expenses                  122         21          361        72
Exploration expenses                132         89          283       154
Taxes other than income             149        102          479       316
General and administrative          755        614        2,069     1,797
Depreciation and depletion          495        294        1,522       827
        Total expenses            1,653      1,120        4,714     3,166

Operating income                $ 5,874    $ 4,302      $17,995   $11,385

Results  of  Operations - Coal Royalty and  Land
Management Segment

Revenues.   Revenues increased to $7.5 million in the
third quarter of 2000 and $22.7 million for the first nine months of 2000 compared with $5.4 million and $14.6 million for the same periods in 1999.



Coal royalties increased $1.2 million to $5.5
million in the third quarter of 2000 and $4.6
million to $22.7 million  for the first nine
months of 2000 compared with the same periods in    1999.   These
increases are attributable  to  increased
production  from existing lessees due to the
completion  of the  Company's unit train loadout
facility as  well  as  the September  1999
acquisition  of  coal  reserves   in   West
Virginia.

Timber sales remained constant for the third
quarter of 2000 compared  with the same 1999
period.  Timber sales increased to $1.8 million
for the nine months ended September 30, 2000
from  $1.2  million  in  the comparable  1999
period.   The increase  is  attributable to an
increase in the amount of timber harvested as well as a modest increase in the average price received. The average realized price increased from $202 per Mbf for the nine months ended
September 30, 1999 to $241 per Mbf for the comparable period in 2000.

Other income increased $108,000 in the third
quarter of 2000
and  $2.1 million for the first nine months of
2000 compared with  the same periods in 1999.
These increases are largely due  to $1.5 million
received from the use of the unit train loadout
facility by third parties in the first nine
months of  2000  compared with $637,000 in the
same period of  1999 and  the  receipt of
$853,000 in forfeited minimums received from the
Company's lessees.
Expenses.  Expenses increased to $1.7 million in
the  third quarter  of  2000  and to $4.7
million for  the  first  nine months  of 2000
compared with $1.1 and $3.2 million for  the
same  periods in 1999 primarily due to increases
in  general and administrative expenses and
depreciation and depletion.
Operating  expenses increased to $122,000 and
$361,000  for the  three  and nine months ended
September 30,  2000,  from $21,000  and  $72,000
for the same periods  in  1999. The
increases  are  a  result  of  costs  associated
with the
maintenance  and  preservation  of  the
Company's   surface acreage.

Taxes other than income for the three and nine months ended September 30, 2000 increased to $149,000 and $479,000 from $102,000 and
$316,000 for the comparable periods  in  1999.
The  increases are attributable to the Company's
$30 million acquisition of coal reserves in September 1999.

General and administrative expenses, on a per ton basis, decreased to $0.25 in the third quarter of 2000 and $0.22 for the first nine months of 2000 compared with $0.29 and $0.31 million for the same periods in 1999. The decrease is primarily due to the increase in lessee production and higher legal fees in 1999 to pursue the recoverability of coal reserves.

Depreciation  and depletion increased to
$495,000  and  $1.5 million  for  the three and
nine months ended September  30, 2000  from
$294,000  and $827,000 for the  1999  comparable
periods.   Depreciation and depletion, on a per
ton basis, was $0.16 for the three and nine month periods ended September 30, 2000 compared with $0.14 for both periods in 1999.
The depletion rate, on a per ton basis,
increased due to the 1999 completion of the unit train loadout and the Company's $30 million acquisition in September 1999.

Capital Resources and Liquidity.


Net Cash Provided by Operating Activities.

Funding   for   the   Company's  business
activities has
historically been provided by operating cash
flows and  bank borrowings.   Net cash provided
by operating activities was $28.2 million in the first nine months of 2000 compared with $14.6 million in the first nine months of 1999.

Net Cash Used in Investing Activities.

In the first nine months of 2000, capital expenditures totaled $53.9 million compared with $54.3 million in the first nine months of 1999. Acquisitions and oil and gas development activities were the primary uses of funds. The capital expenditures, including acquisitions, made by the Company for the first nine months of 2000 and 1999 are as follows:

                                                Nine Months
                                             Ended September 30,
                                             2000           1999
                                               (in thousands)
        Oil and Gas Segment
          Acquisitions                      $36,703        $14,066
          Development                        12,574          6,266
          Exploration                         3,508            953
          Support equipment                     233            156
        Coal and Land Segment
          Acquisitions                          111         30,698
          Support equipment and facilities      559          2,070
        Other                                   238             44
           Total capital expenditures       $53,926        $54,253

In  the  oil  and  gas  segment,  the  Company  had
capital expenditures totaling $53.0 million in the
first nine months
of  2000.  In May 2000, Penn Virginia
successfully completed the  purchase of oil and
gas mineral rights to approximately 35  Bcf  of
proved natural gas reserves in  West  Virginia,
Virginia and Kentucky for $34.9 million.
Additionally,  the Company drilled 80 gross
(62.1 net) development wells and 14 gross  (8.7
net) exploratory wells in the first nine months of 1999. Due to increases in market prices for natural gas, the Company increased its 2000 capital budget to drill approximately 80 net development wells and 10 to 20 net exploratory wells.

The Company also holds an investment in Norfolk Southern common stock which had a gross unrealized holding gain of $45.1 million at September 30, 2000.


Net Cash Used in Financing Activities.

Net  cash  provided  by financing activities
totaled  $22.8 million and $38.2 million for the
first nine months of  2000 and  1999,
respectively.  Net borrowings totaled $29.8  for
the  first nine months of 2000 and were used to
fund oil and gas  acquisitions.  The Company
also dividended $5.6 million in 2000 and
purchased 300,000 common shares of Company stock
outstanding  for  $5.1  million.  The  Company
has  a  $120 million unsecured revolving credit
facility (the "Revolver") with  a  final
maturity of June 2003.  The  Revolver  bears
interest  at  LIBOR or the base rate at the
option  of  the Company  plus  a  percentage
based  on  the  borrowing  base outstanding.
The outstanding balance on the  Revolver  was
$107.5  million at September 30, 2000.
Management  believes its  portfolio  of
investments and sources  of  funding  are
sufficient  to meet any liquidity needs not
funded  from  by cash flows from operations.
Forward-Looking Statements.
Statements  included in this report which are
not historical facts (including  any
statements  concerning  plans   and
objectives of management for future operations or economic performance, or assumptions related thereto) are forwardlooking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. In addition, Penn Virginia and its representatives may from time to time make other oral or written statements which are also forwardlooking statements.

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

Item 5. Shareholder Proposals

Any shareholder who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 2001 Annual
Meeting of Shareholders must deliver such proposal in writing to the Company's
Secretary  at the Company's  principal
executive offices  at  One  Radnor Corporate
Center,  Suite  200,  100 Matsonford Road,
Radnor, Pennsylvania 19087, not later than November 27, 2000.

Pursuant  to  new  amendments  to  Rule  14a-
4(c)   of   the
Securities Exchange Act of 1934, as amended, and the Company's By-laws, if a shareholder who intends to present a proposal at the 2001 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to the earlier of 90 days prior to the date of the 2001 Annual Meeting or February 1, 2001, then management proxies will be permitted to use their discretionary authority to vote on the proposal when the proposal is raised at the 2001 Annual Meeting of Shareholders, even though there is no discussion of the proposal in the 2001 proxy statement.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (27) Financial Data Schedule, filed
herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended September 30, 2000.




SIGNATURES

 Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PENN VIRGINIA CORPORATION


Date:   November 1, 2000         By:/s/ Steven W. Tholen
                                        Steven W. Tholen, Vice President and
                                             Chief Financial Officer


Date:   November 1, 2000         By:/s/ Ann N. Horton
                                        Ann N. Horton, Controller and
                                        Principal Accounting Officer



  PENN VIRGINIA CORPORATION

                        INDEX




                                                                  PAGE
PART I   Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the
three and nine months ended September 30, 2000 and 1999             1

Condensed  Consolidated Balance Sheets as of
September  30,  2000 and December 31, 1999                          2

Condensed Consolidated Statements of Cash Flows for
the three and nine months ended September 30, 2000
and 1999                                                            4

Notes to Condensed Consolidated Financial Statements                5

Item  2.   Management's  Discussion  and  Analysis
of  Financial Condition and Results of Operations                   9

PART II    Other Information

Item 5.  Shareholder Proposals                                     17

Item 6.  Exhibits and Reports on Form 8-K                          17



Article 5 of Regulation S-X