Form 10-K
period 2000-12-31
PENN VIRGINIA CORP
filed 2001-02-23
CIK 77159

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 2000

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

     The aggregate market value of the voting stock held by non-affiliates of the Corporation at February 14, 2001 was $280,018,348, based on the closing price of $32.90 per share. As of that date, 8,511,196 shares of common stock were issued and outstanding. The number of shareholders of record of the registrant was 778 as of February 14, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE:
                                                                   Part Into
                                                            Which Incorporated
(1) Proxy Statement for Stockholder Meeting on May 1, 2001          PartIII

                Penn Virginia Corporation and Subsidiaries


                             Part I

1.Business

2.Properties

3.Legal Proceedings

4.Submission of Matters to a Vote of Security Holders


                             Part II

5.Market for the Company's Common Stock and Related Stockholder Matters

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

12.    Security Ownership of Certain Beneficial Owners and Management

13.    Certain Relationships and Related Transactions


                             Part IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Part 1

ITEM 1 - BUSINESS

General

  Penn Virginia Corporation ("Penn Virginia" or the "Company") is a Virginia corporation founded in 1882. The Company is engaged in the exploration, development and production of oil and natural gas and the collection of royalties and overriding royalty interests on various oil and gas properties as well as the leasing of coal mineral rights and the collection of related royalties.

   Penn Virginia explores for, develops and produces crude oil, condensate and natural gas in the eastern and southern portions of the United States. The Company had proved reserves of 71,000 barrels of oil and condensate and 174 billion cubic feet of natural gas at December 31, 2000.

   The Company owned mineral rights to 480 million tons of mineable and merchantable coal reserves located in central Appalachia at December 31, 2000. Its coal reserves include both surface and underground mineable seams. The reserves are generally high quality, low-sulfur bituminous coal and are leased to various operators.

Financial Information

   The Company operates in two primary business segments: (1) oil and gas and (2) coal royalty and land management. Financial information concerning the Company's business segments can be found in Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements of Penn Virginia Corporation which is included in this report.

Oil and Gas

Overview

   Penn Virginia's oil and gas properties are located in the eastern and southern portions of the United States. At December 31, 2000, the Company had 175 Bcfe of proved reserves (174 Bcf of natural gas) including 132 Bcfe of working interests and 43 Bcfe of royalty interests.

Oil and Gas Production

   During 2000, 31,000 barrels of oil and condensate and 11,645 MMcf of natural gas, net to the Company's interest, were produced compared with 32,000 barrels and 8,679 MMcf in 1999. Average prices received by the Company were $26.84 and $14.47 per barrel and $3.95 and $2.46 per Mcf for oil and gas in 2000 and 1999, respectively.

Exploration and Development

  The Company drilled 109 gross (79.1 net) wells in 2000 of which 100 gross (76.2 net) were development and nine gross (2.9 net) were exploratory. A total of five gross (1.3 net) exploratory wells were non-productive and three gross (1.4 net) wells are under evaluation. The Company is still evaluating the unproved properties associated with the December 1999 purchase of a 20 percent working interest in a Texas onshore gulf coast exploration project. The project covers 35,000 acres and evidences Penn Virginia's strategy to expand and diversify its oil and gas operations outside of the eastern United States through strategic acquisitions, drilling and exploration. Gathering

   Penn Virginia transports its natural gas to market on various gathering and transmission pipeline systems owned primarily by third parties. The Company's natural gas was gathered principally by Dominion Energy, Inc. "Dominion" (formerly Consolidated Natural Gas) and Columbia Natural Resources "CNR". These two primary providers gathered 35 percent and 38 percent of the Company's natural gas for 2000 and 1999, respectively. Interruptible gathering rates have increased over the years as pipelines have implemented the mandatory unbundling of gathering services (Federal Energy Regulatory Commission Order 636) from other transportation services. Dominion's interruptible gathering rates were 19.4 cents per MMbtu for 2000 and, effective January 1, 2001, were changed to a 9.3 percent volumetric retainage. CNR's interruptible gathering rate was 32 cents per MMbtu in 2000; however, the Company does not expect to incur any gathering expense from CNR in 2001 as a result of the divestiture of non-strategic oil and gas properties in December 2000.

Transportation

   The majority of Penn Virginia's natural gas production is transported to market primarily on three major transmission systems. Columbia Gas Transmission, Dominion and Duke transported 45 percent, 30 percent and 19 percent, respectively, of the Company's 2000 natural gas production. The volume transported by Columbia Gas Transmission is expected to decrease in 2001 due to the divestiture of non-strategic oil and gas properties in December 2000. Production could be adversely affected by shutdowns of the pipelines for maintenance or replacement as pipeline flexibility is limited.

Marketing

   Penn Virginia generally sells its natural gas using the spot market and short-term fixed price physical contracts. From time to time, the Company enters into commodity derivative contracts or fixed price physical contracts to mitigate the risk associated with the volatility of natural gas prices.

   Natural gas pricing was extremely volatile in 2000. In April and May of 2000, the Company entered into several physical contracts that totaled 9,289 MMcf per day for the remainder of 2000. The volumes under contract accounted for 20 percent of Penn Virginia's 2000 production at a price of $3.39 per Mcf. The Company has one contract remaining that expires in March 2001 covering 18 percent of anticipated first quarter production at $3.12 per Mcf.

   In January 2001, the Company hedged 13 percent of its anticipated production for the second and third quarters of 2001 through a basis hedge and a costless collar with a floor of $4.95 per Mcf and a ceiling of $7.16 per Mcf. Additionally, basis hedges covering an additional 11 percent of anticipated production for the same periods were executed. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. The Company recognized a loss of $0.4 million in 1999 and $0.7 million in 1998 on hedging activities with no gain or loss recognized in 2000. Effective January 1, 2001, the Company will account for its derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS 137 and SFAS 138. See Note 2 (New Accounting Standards) in the financial statements.



Coal Royalty and Land Management Operations

Overview

   Penn Virginia owned 163,000 acres of coal- and timber-bearing land in central Appalachia at December 31, 2000. The Company earns coal royalty revenue, based on long-term lease agreements, from 19 coal mining operators. Coal royalty revenue is based on a minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the coal's selling price. The Company does not operate coal mines.

   The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. Penn Virginia owns an estimated 177 million board feet of standing saw timber. The Company's timber inventory only includes timber that can be harvested and is greater than 12 inches in diameter.

Coal Production

   Lessees mined 12.5 million tons of coal from Penn Virginia's properties in 2000 and paid an average royalty of $1.94 per ton, compared with 8.6 million tons mined in 1999 at an average royalty of $2.07 per ton.

   At December 31, 2000, the Company's mineable and merchantable coal reserves in central Appalachia were estimated at 480 million tons. At December 31, 2000, the Company's central Appalachia properties had 19 operators actively mining a total of 31 separate lease locations.


Timber Production

   The Company sold 8.5 MMbf in 2000 for an average price of $257 per Mbf, compared with 9.0 MMbf at an average price of $206 per Mbf in 1999. Timber is harvested in advance of lessee mining to prevent loss of the resource. Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, whereby Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product.


Corporate and Other

Investments

   The Company holds available-for-sale securities, primarily in Norfolk Southern Corporation. The Company's 3,307,200 common shares of Norfolk Southern Corporation (NYSE symbol: NSC) generated dividends of $2.6 million in 2000, 1999 and 1998. Penn Virginia received a quarterly dividend of $0.20 per share in 2000, 1999 and 1998; however, in January 2001, Norfolk Southern Corporation reduced its quarterly dividend to $0.06 per share. The fair value of the Company's equity portfolio at December 31, 2000 was $44.1 million compared with $67.8 million at December 31, 1999. See Note 4 (Investments and Dividend Income) of the Notes to the Consolidated Financial Statements for additional information.


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

   In April and May of 2000, the Company entered into several physical contracts that totaled 9,289 MMcf per day for the remainder of 2000. The volumes under contract accounted for 20 percent of Penn Virginia's 2000 production at a price of $3.39 per Mcf. The Company has one contract remaining that expires in March 2001 covering 18 percent of anticipated first quarter production at $3.12 per Mcf.

   In January 2001, the Company hedged 13 percent of its anticipated production for the second and third quarters of 2001 through a basis swap and a costless collar with a floor of $4.95 per Mcf and a ceiling of $7.16 per Mcf. Additionally, basis swaps covering an additional 11 percent of anticipated production for the same periods were executed. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. The Company recognized a loss of $0.4 million in 1999 and $0.7 million in 1998 on hedging activities with no gain or loss recognized in 2000. Effective January 1, 2001, the Company will account for its derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS 137 and SFAS 138. See Note 2 (New Accounting Standards) in the financial statements.

Exploratory Drilling

   Both development and exploratory drilling involve risks. However, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than does development drilling. The Company anticipates the number of exploratory prospects drilled in the short and long-term may increase, compared with historical amounts. Consequently, it is likely that the Company will experience increased levels of exploration expense in 2001 and beyond.

Transportation

   The majority of Penn Virginia's natural gas production is transported to market primarily on three major transmission systems. Columbia Gas Transmission, Dominion and Duke transported 45 percent, 30 percent and 19 percent, respectively, of the Company's 2000 natural gas production. The volume transported by Columbia Gas Transmission is expected to decrease in 2001 due to the divestiture of non-strategic oil and gas properties in December 2000. Production could be adversely affected by shutdowns of the pipelines for maintenance or replacement as pipeline flexibility is limited.

Coal Royalty and Land Management

Operating Risks

   Penn Virginia's coal royalty stream is impacted by several factors, which the Company generally cannot control. The number of tons mined annually is determined by an operator's mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user. Coal emissions are regulated by various federal and state agencies which affect the quality of coal that can be burned within compliance guidelines.


Corporate and Other

Investments

   The value of the Company's investment portfolio is subject to market price fluctuations.


Employees

   Penn  Virginia had 68 employees at December  31,  2000.   The
Company considers its relations with its employees to be good.

Executive Officers of the Company

     Below is a list of executive officers of the Company including their ages and positions held. Each officer is elected annually by the Board of Directors and serves at the pleasure of the Board of Directors.

                                                                Office
    NAME              Age           Office                      Held Since

A. James Dearlove     53          President and
                              Chief Executive  Officer          1996

James O.Idiaquez      53       Executive Vice President
                               and Chief Financial Officer      2000

Keith D. Horton       47       Executive Vice President         2000

H. Baird Whitehead    50       Executive Vice President         2001

Nancy M. Snyder       48       Vice President, General Counsel
                                  and Secretary                 1997

Ann N. Horton         42       Vice President and
                               Principal Accounting Officer     1995

      A. James Dearlove - Mr. Dearlove is the President and Chief Executive Officer. He has served in various capacities with the
Company   since  1977  including  Vice  President,  Senior   Vice
President and, most recently, President since 1994. Mr. Dearlove was elected to the Company's Board of Directors effective February 6, 1996. He was appointed Chief Executive Officer in May 1996. He also serves as director of the Powell River Project and the National Council of Coal Lessors.

    James O. Idiaquez - Mr. Idiaquez is an Executive Vice President and Chief Financial Officer. He was appointed to these positions
in  December  2000.   He  previously served  as  Vice  President-
Corporate Development for the Company from October 1998 to December 2000. From 1978 to 1998, Mr. Idiaquez served in various
management   capacities,   including   corporate   planning   and
acquisitions  and  divestitures,  with  The  Louisiana   Land   &
Exploration Company and Burlington Resources, Inc.

    Keith  D.  Horton  -  Mr. Horton serves as  President  of  the
Company's  coal and land management subsidiary and has served  as
an  executive  officer  for  the  Company  since  1996.   He  was
appointed  Executive  Vice President in December  2000.   He  has
served in various capacities with the Company since 1981 and was elected to the Company's Board of Directors on December 6, 2000.
Mr. Horton  serves  as  a  director  of  the  Virginia   Mining
Association, Powell River Project, Virginia Coal Council and the Central Appalachian Section of the Society of Mining Engineers.

   H. Baird Whitehead - Mr. Whitehead is an Executive Vice President. He joined the Company in January 2001. He serves as President of the Company's oil and gas subsidiary. Previously he was employed for the past 20 years at Cabot Oil & Gas Corporation in various management positions, most recently as Senior Vice President.

   Nancy M. Snyder - Ms. Snyder has served as Corporate Secretary and General Counsel since joining the Company in 1997. She was appointed as a Vice President of the Company in December 2000. Previously, Ms. Snyder was in private and firm practices in the areas of general corporate and securities law.

   Ann N. Horton - Mrs. Horton has served as Principal Accounting Officer and Controller of the Company since 1995. She was appointed as a Vice President of the Company in December 2000. She has served in various capacities with the Company and its subsidiaries since 1981.

  The following terms have the meanings indicated below when used in this report.

Bbl       - means a standard barrel of 42 U.S. gallons liquid volume
Bcf       - means one billion cubic feet
Bcfe      - means one billion cubic feet equivalent with one barrel
            of oil or condensate converted to six thousand cubic feet
            of natural gas based on the estimated relative energy content
Gross     - acre or well means an acre or well in which a working
            interest is owned
Mbbl      - means one thousand barrels
Mbf       - means one thousand board feet
Mcf       - means one thousand cubic feet
MMbf      - means one million board feet
MMbtu     - means one million British thermal units
MMcf      - means one million cubic feet
Net       - acres or wells is determined by multiplying the gross acres or wells by the owned working interest in those gross acres or wells.
Proved
Reserves  - means those estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions

ITEM 2 - PROPERTIES

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

   Of  the  163,000 acres of coal and timber bearing  land,  Penn
Virginia owns 70 percent in fee and 30 percent in mineral.
Additionally, the Company leases over 25,000 acres of coal andtimber bearing land from third parties.

Oil and Gas

Production and Pricing

   The following table sets forth production, sales prices and production costs with respect to the Company's properties for the years ended December 31, 2000, 1999 and 1998.

                                       2000      1999      1998
Production
 Oil and condensate (Mbbls)                31        32        30
 Natural gas (MMcf)                    11,645     8,679     8,056

Average sales price
 Oil and condensate ($/Bbl)            $26.84    $14.47    $11.17
 Natural gas ($/Mcf)                     3.95      2.46      2.54

Production cost
 Lease operating expense per Mcfe        $0.38    $0.46     $0.46
 Lease production taxes per Mcfe          0.24     0.25      0.28
  Total production cost per Mcfe         $0.62    $0.71     $0.74

Hedging Summary
 Natural gas prices ($/Mcf):
 Actual price received for production   $3.95     $2.50     $2.61
 Effect of derivative hedging activities    -      (.04)     (.07)
 Average price                          $3.95     $2.46     $2.54
Proved Reserves

   Penn Virginia had proved reserves of 71,000 barrels of crude oil and condensate and 174 Bcf of natural gas at December 31, 2000. The present value of the estimated future cash flows discounted at 10 percent (Pre-tax SEC PV10 Value) at December 31, 2000 was $644 million.
At December 31, 2000, the Company had 150 gross (74 net) proved undeveloped drilling locations.

                                            Natural         Pre-tax
                   Oil and      Natural     Gas             SEC PV10
                  Condensate     Gas        Equivalents      Value
                   (Mbbls)       (Bcf)      (Bcfe)           ($MM)
2000
 Developed          71            146         147            $540
 Undeveloped         -             28          28             104
 Total              71            174         175            $644

1999
 Developed         326            138         140            $116
 Undeveloped        33             47          47              20
 Total             359            185         187            $136

1998
 Developed         313            118         120            $ 73
 Undeveloped        28             46          46               8
 Total             341            164         166            $ 81

   The standardized measure of discounted future net cash flows, which represents the present value of future net revenues after income taxes discounted at ten percent, was $467 million, $119 million and $76 million at December 31, 2000, 1999 and 1998, respectively. The year-end weighted average prices used to determine proved reserves at December 31, 2000, 1999 and 1998 were ($/Bbl) $23.31, $21.78 and $9.70, respectively, for oil and condensate and ($/Mcf) $9.91, $2.69 and $2.14, respectively, for
natural gas.   Natural  gas prices have  declined  significantly
since December 31, 2000. If the average price received for 2000 ($26.84 per Bbl and $3.95 per Mcf) had been used to calculate the standardized measure at December 31, 2000, the pre-tax discounted future net cash flows would have been $235 million. For information on the changes in standardized measure of discounted future net cash flows, see "Note 17. Supplementary Information on Oil and Gas Producing Activities (Unaudited)" in "Item 8. - Financial Statements and Supplementary Data."

   In accordance with the Securities and Exchange Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the pre-tax SEC PV10 value thereof are made using oil and natural gas sales prices in effect at the date of such estimates. The prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Net proved oil and gas reserves for the three years ended December 31, 2000 were estimated by Wright and Company, Inc. Prices for oil and gas are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Acreage

   The following table sets forth the Company's developed and undeveloped acreage at December 31, 2000. The Company's acreage is located in the eastern and southern portions of the United
States.

                           Gross Acreage       Net Acreage
                                   (in thousands)
      Developed            752                 624
      Undeveloped          112                  47
        Total              864                 671


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

                     2000           1999              1998
Development       Gross   Net      Gross    Net      Gross     Net
   Productive        99   75.3       61      38.1      56      37.0
   Non-productive     1    0.9        2       2.0       3       3.0
                    100   76.2       63      40.1      59      40.0

Exploratory
   Productive         1    0.2       16       9.2      15       8.1
   Non-productive     5    1.3        3       1.5       3       1.5
   Under evaluation   3    1.4        -         -        -        -
                      9    2.9       19      10.7      18       9.6

       Total        109   79.1       82      50.8      77      49.6



Productive Wells

  The number of productive oil and gas wells in which Penn
Virginia had a working interest at December 31, 2000 is set forth below. Productive wells are producing wells or wells capable of commercial production.

             Operated Wells        Non-Operated Wells          Total
               Gross  Net              Gross  Net             Gross  Net
Natural gas     476   445                380   51             856    496

  In addition to the above working interest wells, Penn Virginia owns royalty interests in 1,783 gross wells.

Coal Royalty and Land Management

  Penn Virginia's coal reserves and timber assets at December 31, 2000 covered 188,000 acres, including fee and leased acreage,in central Appalachia. The coal reserves are in various surface and underground seams.

   Penn Virginia's mineable and merchantable coal reserves are estimated at 480 million tons as of December 31, 2000. Mineable and merchantable coal reserves means coal that is economically mineable using existing equipment and methods under federal and state laws now in effect. Reserve estimates are adjusted annually for production, unmineable areas, acquisitions and sales of coal in place. The majority of the Company's reserves are high in energy content, low in sulfur and suitable for either the steam or metallurgical markets.

   The amount of coal a lessee can profitably mine at any given time is subject to several factors and may be substantially different from "mineable and merchantable reserves." Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

   The Company's timber assets consist of various hardwoods, primarily red oak, white oak, yellow poplar and black cherry. At
December 31, 2000, the Company owned an estimated 177 million board feet of standing saw timber.

Coal Reserves

  The following table sets forth the coal reserves that are owned and leased by the Company. The reserves are estimated internally by the Company's engineers.

                      2000          1999              1998
                        (in million tons)
Beginning of year      488.4        384.7              379.8
 Production            (12.5)        (8.6)              (5.3)
 Additions, deletions,
   revisions             4.1        112.3               10.2
End of year            480.0        488.4              384.7


ITEM 3 - LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 2000.



PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Common Stock Market Prices And Dividends

High and low closing stock prices and dividends for the last two years were:

                          2000                    1999
                                     Cash                            Cash
                 Sales Price       Dividends      Sales Price     Dividends
                 High   Low           Paid         High   Low       Paid
Quarter Ended:
March 31         $18.12  $15.81       $0.225        $20.75  $16.69   $0.225
June 30          $26.88  $16.38       $0.225        $21.69  $17.31   $0.225
September 30     $28.94  $21.50       $0.225        $23.06  $20.50   $0.225
December 31      $33.19  $25.56       $0.225        $21.00  $16.13   $0.225

The Company's common stock is traded on the New York Stock Exchange under the symbol PVA.

ITEM 6 - SELECTED FINANCIAL DATA

Five Year Selected Financial Data

Year Ended December 31,       2000     1999      1998     1997     1996
                             (in thousands except per share data)

Revenues (a)                 $81,203   $47,417   $38,252   $39,421  $34,104
Operating Income              40,841    20,435    10,201    16,745   13,194
Net Income (b)                39,265    14,504     9,591    16,018   13,040

Per Common share:
Net income, basic              $4.76     $1.73      $1.15     $1.93    $1.51
Net income, diluted            $4.69      1.71       1.13      1.88     1.50
Dividends paid                 $0.90     $0.90      $0.90     $0.90    $0.90

Weighted average shares        8,241     8,406      8,310     8,302    8,694
   outstanding, basic
Weighted average shares        8,371     8,480      8,463     8,500    8,694
   outstanding, diluted

Total assets                $268,766  $274,011   $256,931   $247,230  $229,514
Long-term debt               $47,500  $ 78,475    $37,967    $31,903   $21,233
Shareholders'equity         $171,162  $154,343   $170,259   $163,704  $160,211


  (a) Certain reclassifications have been made to conform to the current year presentation.
  (b) Net income in 2000 included a $23.9 million ($14.2 million after tax) gain on the sale of certain oil and gas properties.

SUMMARIZED QUARTERLY FINANCIAL DATA

Quarterly financial data for 2000 and 1999 were as follows:

                       2000                                 1999
                  Quarters Ended                        Quarters Ended
                            (in thousands, except per share data)

              Mar31  June30  Sept30 Dec31(b)    Mar31  June30 Sept30  Dec 31
Revenues (c) $16,574 $19,277 $21,359 $23,993    $9,561 $10,515 $12,393 $14,948
Operating
 Income        8,273  10,223  11,454  10,891     3,835   4,042   5,430   7,128
Net income    $5,343  $6,182  $7,202 $20,538    $2,915  $3,165   3,945  $4,479

Net income per share (a)
 Basic        $ 0.65  $0.75   $0.88   $2.46      $0.35   $0.38   $0.47    0.53
 Diluted      $ 0.65  $0.74   $0.85   $2.38      $0.35   $0.37   $0.46    0.53

Weighted average shares outstanding:
Basic          8,222   8,193   8,213   8,353      8,371  8,410   8,423   8,423
Diluted        8,222   8,325   8,473   8,622      8,448  8,490   8,532   8,445

(a) The sum of the quarters may not equal the total of the respective year's net income per share due to changes in the weighted average shares outstanding throughout the year.
(b) Net income for fourth quarter of 2000 included a $23.9 million ($14.2 million after tax) gain on the sale of certain oil and gas properties.
(c) Certain reclassifications have been made to conform to the current year presentation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following review of operations and financial condition of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview
   Penn Virginia's net income for 2000 was $39.3 million or $4.69 per share (diluted) with operating income of $40.8 million and revenues of $81.2 million. The comparable 1999 results were net income of $14.5 million or $1.71 per share (diluted), operating income of $20.4 million and revenues of $47.4 million. The results for 2000 reflected the sale of non-strategic natural gas properties located primarily in Kentucky and West Virginia. Excluding the $23.9 million ($14.2 million after tax) gain on the sale, net income would have been $25.1 million for 2000, a 73 percent increase over 1999. The 2000 increases were a direct result of an increase in price the Company received for its natural gas production and an increase in production attributable to the acquisition of certain natural gas properties in Mississippi, West Virginia and Kentucky as well as higher levels of coal royalties.

  Management is committed to expanding its natural gas operations over the next several years through a combination of exploitation and exploration of existing properties and acquisitions of new properties. During 2000, the Company acquired natural gas properties in West Virginia and eastern Kentucky at a cost of $34.7 million. At December 31, 2000, the properties had proved reserves of approximately 33 billion cubic feet (Bcf) in addition to significant drilling potential. The Company continued to develop the property it acquired in July 1999 in Mississippi for $13.7 million by drilling 41 gross wells (37.7 net) in 2000. The acquisition, which was 99 percent natural gas, added 23.3 Bcfe in proved reserves and provided numerous future drilling locations. The Company drilled seven gross (1.4 net) exploratory wells in a Texas onshore gulf coast exploration project, of which one gross (0.2 net) well was successful, four gross (0.8 net) wells were non-productive and two gross (0.4 net) wells are under evaluation. The Company is still evaluating the unproved properties associated with the 20 percent working interest in the project.

   Historically, Penn Virginia has focused most of its operations in the eastern United States and particularly in Appalachia. However, the Company believes continued growth opportunities, especially in oil and natural gas, will be enhanced by a presence outside the Appalachian Basin.

  The Company continued its ambitious drilling program in 2000 by drilling 109 gross (79.1 net) wells. In 2000, Penn Virginia produced a record 11.8 Bcfe of oil and natural gas, which was a 33 percent increase over 1999.

   Penn Virginia participates in the coal industry exclusively through its royalty ownership. The Company leases the rights to mine its coal reserves to various operators who pay a minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the sales price. Since the Company does not mine the coal, the coal royalty and land management segment has
relatively  high  margins.   Coal  royalty  and  land  management
segment revenues increased $9.8 million, or 45 percent, to an all-
time   high   of  $31.9  million  in  2000.   The  increase   was
attributable  to acquisitions, enhanced production  from  lessees due to the completion of the unit train loadout facility and start-up operations from other lessees. The Company continues to diversify its coal customer base by adding additional lessees and
by    searching   for   additional   coal   reserve   acquisition
opportunities.

   The Company had its first full year of usage for the $5.2 million state-of-the-art coal loadout facility in Virginia completed in April 1999. The facility accommodates 100 rail car unit trains which can be loaded in approximately four hours, thus generating substantial savings for the Company's lessees. The loadout is primarily utilized by the Company's lessees and provides them a competitive advantage by reducing delivery costs to their principal customers. The loadout facility transshipped
2.5 million tons in 2000, generating $1.9 million in fees. Additionally, the loadout facility has accelerated the cash flow received by the Company, primarily due to increased production from lessees. Other infrastructure projects are underway or being evaluated.

   In September 1999, Penn Virginia completed a $30 million acquisition which included over 90 million tons of high quality coal reserves, as well as oil and gas leases, timber assets, a short line railroad and a coal loading dock on the Kanawha River. The acquisition covers over 24,000 acres and complements the existing asset base of the Company's Coal River Properties in West Virginia.

   At December 31, 2000, the Company owned 3,307,200 shares of Norfolk Southern common stock, which decreased in price from $20.50 per share at December 31, 1999 to $13.31 per share, reducing the value of the investment by $23.7 million, or $15.4 million after tax. Penn Virginia received a quarterly dividend of $0.20 per share in 2000, 1999 and 1998; however, in January 2001, Norfolk Southern Corporation reduced its quarterly dividend to $0.06 per share.


Results of Operations

Consolidated Net Income
   Penn Virginia's 2000 net income was $39.3 million, compared with $14.5 million in 1999 and $9.6 million in 1998. Revenues for 2000 were $81.2 million, a 71 percent increase over 1999 and a 112 percent increase over 1998. Significant factors for the increase in 2000 include (a) increased natural gas production resulting from an acquisition in May 2000, (b) a substantial increase the average price received for natural gas and (c) higher levels of coal royalties and fees received in connection with the coal loading facility. In addition, a gain of $23.9 million ($14.2 million after tax) was recognized in December 2000 for the sale of mature oil and gas properties located primarily in Kentucky and West Virginia. The increase in net income for 1999 was a direct result of increased production of natural gas and higher levels of coal royalties. Net income for 1998 included a non-cash charge relating to impairments of certain oil and gas properties of $4.6 million ($3.7 million after tax) primarily due to a decline in commodity prices and a restructuring charge of $0.6 million ($0.4 million after tax).

   Net  income  includes  a gain of approximately  $23.9  million
($14.2 million after tax) on the sale of non-strategic oil and gas properties in December 2000.

Selected Financial Data
                                    2000      1999      1998
                                (in millions, except share data)
Revenues                            $81.2     $47.4     $38.3
Operating costs and expenses         40.4      27.0      28.1
Operating income                     40.8      20.4      10.2
Net income                           39.3      14.5       9.6
Earnings per share, basic             4.76     1.73      1.15
Earnings per share, diluted           4.69     1.71      1.13

  Certain reclassifications have been made to conform to the current year presentation.

Oil and Gas Segment

   The oil and gas segment explores for, develops and produces crude oil and natural gas in the eastern and southern portions of the United States. The Company also owns mineral rights to oil and gas reserves.

Selected Financial and Operating Data
                                    2000       1999      1998
                                (in thousands, except as noted)
Revenues
 Oil and condensate                $ 832       $ 463     $ 335
 Natural gas                      46,019      21,384    20,482
 Other                               656       1,095       289
   Total Revenues                 47,507      22,942    21,106

Expenses
 Lease operating expenses          4,562       4,090     3,761
 Exploration expenses              5,080       1,699       488
 Taxes other than income           2,809       2,165     2,343
 General and administrative        2,656       2,148     3,153
   Cash Operating Expenses        15,107      10,102     9,745
 Depreciation, depletion
     and amortization              9,883       6,951     6,460
 Impairment of properties              -           -     4,641
   Total Operating Expenses       24,990      17,053    20,846

Operating Income                 $22,517      $5,889     $ 260

Production
 Oil and condensate (MBbls)           31          32        30
 Natural gas (MMcf)               11,645       8,679     8,056

Prices
 Oil and condensate ($/Bbl)       $26.84      $14.47    $11.17
 Natural gas ($/Mcf)                3.95        2.46      2.54

Production cost
 Operating cost per Mcfe           $0.38       $0.46     $0.46
 Production taxes per Mcfe          0.24        0.25      0.28
  Total production cost per Mcfe   $0.62       $0.71     $0.74

Hedging Summary
 Natural gas prices ($/Mcf):
 Actual price received for
    production                     $3.95       $2.50     $2.61
 Effect of derivative hedging
    activities                         -        (.04)     (.07)
 Average price                     $3.95      $ 2.46     $2.54



Year Ended December 31, 2000 Compared to Year Ended December 31,1999

  Revenues. Oil and gas revenues increased $24.6 million to $47.5 million in 2000 from 1999 primarily due to a $24.6 million increase in natural gas sales.

   Natural gas sales increased 115 percent to a record $46.0 million due to a 34 percent increase in production coupled with a 61 percent increase in the average price received per Mcf. The Company's $34.7 million acquisition of mineral interests in May 2000 represents 1,111 MMcf of the 2,966 MMcf increase in natural gas production. The development of Penn Virginia's $13.7 million acquisition in July 1999 accounted for 1,511 of the increase with the remainder attributable to drilling success in Appalachia.

   Natural gas prices were extremely volatile in 2000. In April and May of 2000, the Company entered into several physical contracts that totaled 9,289 MMcf per day for the remainder of 2000. The volumes under contract accounted for 20 percent of Penn Virginia's 2000 production at a price of $3.39 per Mcf. The Company had one contract remaining that expires in March 2001 covering 18 percent of anticipated first quarter production at $3.12 per Mcf.

   The Company, from time to time, hedges the price received for market-sensitive production through the use of swaps with purchased options. Gains and losses from hedging activities are included in natural gas revenues when the hedged production occurs. The Company recognized a loss of $0.4 million in 1999 and $0.7 million in 1998 on hedging activities with no gain or loss recognized in 2000. Effective January 1, 2001, the Company will account for its derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138. See Note 2 (New Accounting Standards) in the financial statements.

   Operating expenses. Production costs, consisting of lease operating expense and taxes other than income, increased from $6.3 million in 1999 to $7.4 million in 2000. Production costs decreased from $0.71 per Mcfe in 1999 to $0.62 per Mcfe in 2000. A decrease, on a Mcfe basis, of $0.06 resulted from the Company's May 2000 acquisition of royalty interest for $34.7 million. The remainder of the decrease is attributable to the low operating costs associated with the increased production from the Company's 1999 acquired properties in Mississippi. These decreases, on a Mcfe basis, were offset by an increase in severance taxes related to increased average prices received in 2000.

   Exploration expenses increased from $1.7 million in 1999 to $5.1 million in 2000. The $5.1 million in 2000 consists of $1.7 million in seismic expenditures, charges relating to five gross (1.3 net) nonproductive, exploratory wells and unproved leasehold costs. Penn Virginia's increased seismic expenditures for the year, compared with $0.3 million in 1999, represents a continued effort to establish the Company's balanced exploratory program.

   General and administrative ("G&A") expenses increased to $2.7 million in 2000 from $2.1 million in 1999; however, G&A expenses decreased to $0.22 per Mcfe in 2000 from $0.24 Mcfe in 1999. The decrease of $0.02 per Mcfe is attributable to increased production from acquisitions and an accelerated drilling program, offset by additional staffing necessary to accomplish those objectives.

   Oil and gas depreciation, depletion and amortization increased to $9.9 million, or $0.84 per Mcfe, in 2000 from $7.0 million, or $0.78 per Mcfe, in 1999. The increase is primarily to the Company's acquisitions in July 1999 and May 2000.

  Other non-operating income. Gain on the sale of properties includes $23.9 million ($14.2 million after tax) related to the sale of mature oil and gas properties located primarily in Kentucky and West Virginia. Proceeds from the December 2000 sale totaled $54.3 million, after closing adjustments.
Year Ended December 31, 1999 Compared to Year Ended December 31,
1998

   Revenues. Oil and gas revenues increased $1.9 million, or nine percent, from 1998 to 1999 primarily due to a $0.8 million increase in natural gas sales and a $0.8 million increase in other income. Natural gas production increased eight percent, offset by a three percent decrease in average price per Mcf. The production increase is a result of an acquisition in Mississippi and the Company's 1999 drilling program. Other operating income increased $0.8 million primarily due to $0.4 million received for the final settlement of a 1995 contract dispute and $0.2 million for reimbursement of lost production caused by third party pipeline damages.

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

   Impairment of oil and gas properties. In accordance with SFAS No. 121, the Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties which the carrying amount exceeded the estimated undiscounted future cash flows, an impairment was determined to exist; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value as determined by discounting their estimated future cash
flows.   The  factors used to determine fair value included,  but
were  not  limited  to,  estimates  of  proved  reserves,  future
commodity   pricing,  future  production  estimates,  anticipated
capital expenditures and a discount rate commensurate with a risk-adjusted rate of return. As a result, the Company recognized a noncash pre-tax charge of $4.6 million ($3.7 million after tax) related to its oil and gas properties in the fourth quarter of 1998.

Coal Royalty and Land Management Segment

      The coal and land segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and its land assets.

Selected Financial and Operating Data

                                    2000      1999       1998
                                (in thousands, except as noted)
Revenues
  Coal royalties                    $24,308    $17,836   $10,774
  Timber                              2,388      1,948     1,711
  Other                               4,355      2,046     2,014
   Total Revenues                    31,051     21,830    14,499

Expenses
  Operating costs                     3,066        784       276
  Exploration expenses                  394        268       549
  Taxes other than income               663        506       352
  General and administrative          3,047      2,623     2,184
   Cash Operating Expenses            7,170      4,181     3,361
  Depreciation, depletion and
    amortization                      2,047      1,269       589
   Total Operating Expenses           9,217      5,450     3,950

Operating Income                    $21,834    $16,380   $10,549

Production
  Royalty coal tons produced
   by lessees (thousands)            12,536      8,603     5,278
  Timber sales (Mbf)                  8,545      9,020     7,981

Prices
  Royalty per ton                     $1.94      $2.07     $2.04
  Timber sales price per Mbf          $ 257      $ 206     $ 198

  Certain reclassifications have been made to conform to the current year presentation.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999



   Revenues.   Coal royalty and land management segment  revenues
were   $31.1  million  in  2000  and  $21.8  million   in   1999,
representing a 42 percent increase.

   Coal royalties increased $6.5 million in 2000 primarily due to a $30 million acquisition in September 1999 and increased production from additional lessees. Coal royalties from the acquisition were $1.5 million higher in 2000 because the Company included a full year of operations in 2000 versus three months in 1999. The remainder of the increase was attributable to a full year of operation for the Company's unit train loadout, infrastructure additions by two lessees, four additional mines added by lessees and increased production from numerous lessees due to improved conditions in the coal industry.

   Timber revenues increased $440,000, or 23 percent, to $2.4 million in 2000; however, timber harvested decreased from 9,020 Mbf in 1999 to 8,545 in 2000. The average price received by the Company increased from $206 per Mbf in 1999 to $257 per Mbf in 2000. These variances are justified by the harvesting of Penn Virginia's higher quality hardwoods in 2000.

   Other operating income increased to $4.4 million in 2000 compared with $2.0 million in 1999. Rail car rental, dock rental and various land rentals related to the acquisition in September 1999 accounted for $1.2 million of the increase. Additionally, $603,000 of the increase was attributable to Penn Virginia's unit train loadout facility which had a full year of operation in 2000 versus nine months in 1999. The remainder of the increase is primarily due to $589,000 of additional lease forfeitures received in 2000. Lease forfeitures are recognized as revenue by the Company when lessees fail to meet their minimum required coal production for a specified time period; consequently, their non-recoupable minimums would be forfeited and recognized as income by the Company.

   Expenses.   Total operating expenses for the coal royalty  and
land management segment increased 69 percent to $9.2 million from $5.5 million in 1999.

   Operating expenses increased from $784,000 in 1999 to $3.1 million in 2000. The September 1999 coal royalty acquisition accounted for $2.2 million of the 2000 increase due to (a) $1.4 million in additional lease expense relating to newly acquired coal reserves, (b) increased expense of $573,000 attributable to the leasing of rail cars, and (c) continuing environmental maintenance of $213,000 to comply with governmental agency requirements.

   Exploration expenses increased $126,000 due to additional core drilling and evaluation of samples primarily relating to Penn Virginia's 1999 acquired coal properties.
   Taxes other than income increased $157,000, or 31 percent, to $663,000 for 2000 due to property taxes associated with the September 1999 acquisition.

   General and administrative expenses, on a per ton basis, decreased to $0.24 in 2000 versus $0.30 in 1999. The decrease is primarily attributable to increased production offset by additional staffing needs resulting from the September 1999 coal royalty acquisition.

   Depreciation, depletion and amortization increased from $1.3 million, or $0.15 per ton, in 1999 to $2.0 million, or $0.16 per ton, in 2000. The slight increase, on a per ton basis, is due to the Company's September 1999 acquisition of coal reserves in West Virginia.

   Other non-operating income. Gain on the sale of property was $897,000 in 2000 primarily due to the sale of a small block of coal reserves in eastern Kentucky.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues. Coal royalty and land management segment revenues increased 51 percent to $21.8 million in 1999 compared with $14.5 million in 1998. The $7.5 million increase in 1999 was attributable to enhanced production from existing lessees due to the completion of the unit train loadout, start-up operations for some lessees and acquisitions.

   Operating expenses. The coal royalty and land management segment's operating expenses increased $1.5 million, or 37 percent, to $5.5 million, compared with $4.0 million in 1998. Operating expenses increased $0.5 million primarily due to additional lease expense relating to the September 1999 coal royalty acquisition. Exploration expenses decreased $0.3 million to $0.2 million in 1999 primarily due to increased 1998 costs incurred to maintain a mine on a terminated lease. General and administrative expenses increased $0.4 million in 1999 due to legal fees incurred by the Company to pursue the potential recovery of coal reserves and the addition of three additional employees in the Charleston, West Virginia office relating to the Company's September 1999 acquisition. Depreciation, depletion and amortization increased from $0.6 million to $1.3 million. The increase is attributable to an increase in coal royalty tons produced by existing lessees, the Company's September 1999 acquisition of coal reserves in West Virginia and the unit train loadout's first year of operation.

Corporate and Other

   Dividends. Dividend income of $2.6 million in 2000 remained constant, compared with $2.6 million in 1999 and 1998. However, in January 2001, Norfolk Southern Corporation reduced its quarterly dividend from $0.20 per share to $0.06 per share. Penn Virginia's holdings primarily consist of 3,307,200 shares of Norfolk Southern Corporation.
Reserves

Oil and Gas Reserves
   Penn  Virginia's total proved reserves at year-end  2000  were
174.6  Bcfe,  compared with 187.4 Bcfe at 1999  year-  end.   The
decrease is attributable to the sale of mature oil and gas properties, partially offset by acquisitions and extensions,
discoveries  and  other  additions.   Proved  developed  reserves
increased 6.1 Bcfe, or four percent, to 146.4 Bcfe. At year-end 2000, proved developed reserves comprised 84 percent of the Company's total proved reserves, compared with 75 percent at year-
end  1999.   The  Company has 74 net proved undeveloped  drilling
locations at year-end 2000, compared with 139 locations at year-end 1999. The Company acquired 35.9 Bcfe of proved oil and gas reserves, primarily consisting of royalty interest, during 2000 for $36.0 million. In December 2000, the Company received $54.3 million, after closing adjustments, for the sale of mature oil and gas properties in Kentucky and West Virginia, which contained
66.6 Bcfe of proved oil and gas reserves.

  Penn Virginia's comparative reserve replacement measures are as follows:

                                     2000        1999
Finding and development cost (a)
 Current year                        $ 0.82           $ 2.17
 Three year weighted average           1.56             4.03

Reserve replacement cost (b)
 Current year                        $ 0.92            $ 0.96
 Three year weighted average           1.08              1.51

Reserve replacement percentage (c)
 Current year                           556 %             342 %
 Three year weighted average            332 %             152 %

  Finding and development cost, reserve replacement cost and reserve replacement percentage are not measures presented in accordance with generally accepted accounting principles ("GAAP") and are not intended to be used in lieu of GAAP presentation. These measures are commonly used by financial statement users as a measurement to determine the performance of a Company's oil and gas activities.

(a)   Finding  and development cost is calculated by dividing
      1) costs incurred in certain oil and gas activities less proved property acquisitions, by 2) reserve extensions, discoveries and other additions and revisions.

(b) Reserve replacement cost is calculated by dividing 1) costs incurred in certain oil and gas activities, including acquisitions, by 2) reserve purchases, extensions, discoveries and other additions and revisions.

(c) Reserve replacement percentage is calculated by dividing 1) reserve purchases, revisions, extensions, discoveries and other additions, by 2) oil and gas production.


Mineable and Merchantable Coal Reserves

   Penn Virginia's mineable and merchantable coal reserves were 480 million tons at December 31, 2000, compared with 488 million tons in 1999. The Company collected royalties for 12.5 million tons in 2000. Mineable and merchantable coal reserves means coal that is economically mineable using existing equipment and methods under federal and state laws now in effect.


Market Risk

  Marketable Equity Securities. At December 31, 2000, the Company's marketable equity securities, consisting primarily of Norfolk Southern Corporation common stock, were recorded at their fair value of $44.1 million, including net unrealized gains of $41.2 million. The closing stock price for Norfolk Southern Corporation was $13.31 and $20.50 per share at December 31, 2000 and 1999, respectively. At February 1, 2000, the closing price for Norfolk Southern Corporation was $16.55. The fair value of the Company's marketable equity securities is significantly affected by market price fluctuations. See Note 4 of the Notes to Consolidated Financial Statements.

  Interest Rate Risk. The carrying value of Penn Virginia's debt approximates fair value. At December 31, 2000, the Company had $47.5 million of long-term debt represented by an unsecured revolving credit facility (the "Revolver"). The Revolver matures in June 2003 and is governed by a borrowing base calculation that is redetermined semi-annually. The Company has the option to elect interest at (i) Libor plus a Eurodollar margin ranging from 100 to 150 basis points, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus 50 basis points. As a result, the Company's 2001 interest costs will fluctuate based on short-term interest rates relating to the Revolver.

  Price Risk Management. Penn Virginia's price risk program permits the utilization of fixed-price contracts and financial instruments (such as futures, forward and option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas prices as they relate to the Company's anticipated production. These contracts and/or financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains and losses on natural gas financial instruments designated as hedges of anticipated transactions are treated as deferred charges or credits, as applicable, on the balance sheet until recognized. Through December 31, 2000, net gains and losses on such financial instruments, including accrued gains or losses upon maturity or termination of the contract, are recognized in operating income concurrently with the hedged transaction. Effective January 1, 2001, the Company accounts for its derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138. See Note 2 (New Accounting Standards) in the financial statements.

   SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, alters the reporting by companies that use derivative instruments. The new rule, which went into effect January 1, 2001, requires companies to recognize derivatives as assets or liabilities in their balance sheets and to measure them at "fair value." Penn Virginia, from time to time, hedges in the form of "costless collars." The options establish a price "collar" around the gas. The hedging strategy is costless because the purchase of the "put" options to sell gas at the floor price was offset by the sale of the "call" option on Penn Virginia gas at the ceiling price. If the price of gas falls, Penn Virginia's expected revenue stream from producing properties also declines; however, the value of the "put" option increases. In accounting for cash flow hedges under SFAS No. 133, part of the change in option value would be reported as an operating gain or loss in Penn Virginia's quarterly income statement (the gain or loss will be reversed in future quarters as the true value of the option diminishes to zero at the expiration date.) Consequently, if the price of gas (and Penn Virginia's expected revenue stream) rises, the cost to unwind the call option increases, creating an operating loss. As a result, the Company's earnings could experience increased volatility over the term of the costless collar.

   Natural gas pricing was extremely volatile in 2000. In April and May of 2000, the Company entered into several physical contracts that totaling 9,289 MMcf per day for the remainder of 2000. The volumes under contract accounted for 20 percent of Penn Virginia's 2000 production at a price of $3.39 per Mcf. The Company had one contract remaining that expires in March 2001 covering 18 percent of anticipated first quarter production at $3.12 per Mcf. This physical contract is not considered to be a derivative instrument under SFAS No. 133, as amended, as such contracts qualify for the normal purchase and sale exception.

   In January 2001, the Company hedged 13 percent of its anticipated production for the second and third quarters of 2001 through a basis swap and a costless collar with a floor of $4.95 per Mcf and a ceiling of $7.16 per Mcf. Additionally, basis swaps covering an additional 11 percent of anticipated production for the same periods were executed.


Capital Resources and Liquidity

Cash flows from Operating Activities

   Funding for the Company's activities has historically been provided by operating cash flows and bank borrowings. Net cash provided from operating activities was $41.7 million in 2000, compared with $25.1 million in 1999 and $19.4 million in 1998. The Company's consolidated cash balance remained constant at $0.7 million in 2000 and 1999.

Cash flows from Investing Activities

   The Company used $3.3 million in investing activities in 2000, compared with $58.7 million in 1999 and $18.3 million in 1998. Capital expenditures, including acquisitions and noncash items, totaled $59.4 million, compared with $60.7 million in 1999 and $23.6 million in 1998. Capital expenditures in 2000 were partially offset from the sale of certain oil and gas properties totaling $55.2 million after closing adjustments. The following table sets forth capital expenditures, including acquisitions and noncash items, made by the Company during the periods indicated.

                                       Year ended December 31,
                                    2000          1999        1998
     Oil and gas                           (in thousands)

      Acquisitions                  $36,916       $16,620     $3,557
      Development                    18,317         9,189      8,527
      Exploration                     3,200         2,587      1,534
      Support equipment and
        facilities                      244           209        171
     Coal royalty and land management
      Lease acquisitions                  -        30,094      6,260
      Support equipment and facilities   485        1,861      3,532
     Other                               281           91         42

     Total capital expenditures      $59,443      $60,651    $23,623


   The Company drilled 75.3 net successful development wells, 0.2 net successful exploratory wells and 2.6 net non-productive wells in 2000, compared with 38.1 net successful development wells, 9.2 net successful exploratory wells and 2.0 net non-productive wells in 1999.

  Management is committed to expanding its natural gas operations over the next several years through a combination of exploitation, exploration and acquisition of new properties. During 2000, the Company acquired proved natural gas properties in Appalachia at a cost of $36.0 million, including a $34.7 million acquisition of royalty interests in West Virginia and eastern Kentucky. The properties had proved reserves of 35.9 Bcfe at December 31, 2000 in addition to significant drilling potential. The Company continued to develop the property it acquired in July 1999 in Mississippi by drilling 41 gross wells (37.7 net) in 2000. The acquisition, which was 99 percent natural gas, added 23.3 Bcfe in proved reserves and provided numerous future drilling locations. The Company drilled seven gross (1.4 net) exploratory wells in a Texas onshore gulf coast exploration project, of which one gross (0.2 net) well was successful, four gross (0.8 net) wells were non-productive and two gross (0.4 net) wells are under evaluation. The Company is still evaluating the unproved properties associated with the 20 percent working interest in the project.

  Capital expenditures for 2001, before lease and proved property acquisitions, are expected to be $43 to $50 million including $41 to $47 million for the oil and gas segment and $2 to $3 million for the coal royalty and land management segment. In addition, Penn Virginia plans to invest an additional $2 to $3 million in seismic. The Company plans to drill approximately 180 to 200 gross (120 to 140 net) wells. Management continually reviews the Company's drilling expenditures and may increase, decrease or reallocate amounts based on industry conditions. Management believes its cash flow from operations, portfolio of investments and sources of debt financing are sufficient to fund its 2001 planned capital expenditure program.


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


Cash flows from Financing Activities
   Net  cash provided (used) by financing activities was  $(38.4)
million  in 2000, compared with $34.0 million in 1999 and  $(1.7)
million in 1998.

   Penn Virginia has a $150 million unsecured revolving credit facility (the "Revolver") with a final maturity of June 2003. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions, among other requirements. The outstanding balance on the Revolver was $47.5 million and $77.7 million at December 31, 2000 and 1999, respectively. Management believes its portfolio of investments and sources of funding are sufficient to meet short and long-term liquidity needs not funded by cash flows from operations.

Other

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of income. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

   In  December  1999,  the  Securities and  Exchange  Commission
("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' ("SAB No. 101"). SAB No. 101, as amended, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

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

   In conjunction with the leasing of property to coal operators, all environmental and reclamation liabilities are the responsibility of the lessees. The Company evaluates the financial capability of each lessee prior to the leasing of property.

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


                                 PENN VIRGINIA CORPORATION

February 14, 2001             By:  /s/ James O. Idiaquez
                                   (James O. Idiaquez, Vice President
                                    and Chief Financial Officer)


February 14, 2001             By:  /s/ Ann N. Horton
                                   (Ann N. Horton, Vice President
                                    and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert Garrett           Chairman of the Board        February 20, 2001
  (Robert Garrett)           and Director

/s/ Richard A. Bachmann      Director                     February 20, 2001
  (Richard A. Bachmann)

/s/ Lennox K. Black          Director                     February 20, 2001
  (Lennox K. Black)

/s/ John D. Cadigan          Director                     February 20, 2001
  (John D. Cadigan)

/s/ A. James Dearlove        Director and                 February 14, 2001
  (A. James Dearlove)        Chief Executive Officer

/s/ Keith D. Horton          Director and                 February 20, 2001
  (Keith D. Horton)          Executive Vice President

/s/ Peter B. Lilly           Director                     February 14, 2001
  (Peter B. Lilly)

/s/ Marsha R. Perelman       Director                     February 14, 2001
  (Marsha R. Perelman)

/s/ Joe T. Rye               Director                     February 14, 2001
  (Joe T. Rye)

/s/ John A. H. Shober        Director                     February 20, 2001
  (John A. H. Shober)


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           Penn Virginia Corporation and Subsidiaries

                   Index to Financial Section




Management's Report on Financial Information                31

Reports of Independent Public Accountants                   32

Financial Statements and Supplementary Data                 33



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




A. James Dearlove                       James O. Idiaquez
President and                          Executive Vice President and
Chief Executive Officer                Chief Financial Officer



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Penn Virginia Corporation:

  We have audited the accompanying consolidated balance sheets of
Penn   Virginia   Corporation   (a  Virginia   corporation)   and
subsidiaries  as of December 31, 2000 and 1999, and  the  related consolidated statements of income, shareholders' equity and  cash flows  for  each of the three years in the period ended  December
31,  2000.  These financial statements are the responsibility  of the  Company's  management. Our responsibility is to  express  an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 2000, in conformity with accounting principles generally accepted in the United States.



                                        ARTHUR ANDERSEN LLP


Houston, Texas
February 9, 2001

           PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share data)




                                    Year Ended December 31,
                                   2000         1999          1998

Revenues
  Oil and condensate               $ 832        $ 463        $    335
  Natural gas                     46,019       21,384          20,482
  Coal royalties                  24,308       17,836          10,774
  Timber                           2,388        1,948           1,711
  Dividends                        2,646        2,646           2,646
  Other                            5,010        3,140           2,304
                                  81,203       47,417          38,252
Expenses
  Lease operating expenses         7,629        4,873           4,037
  Exploration expenses             5,660        2,146           1,189
  Taxes other than income          3,648        2,795           2,788
  General and administrative      11,398        8,775           8,234
  Impairment of oil and gas
    properties                         -           -            4,641
  Depreciation, depletion and
    amortization                  12,027        8,393           7,162
                                  40,362       26,982          28,051

Operating Income                  40,841       20,435          10,201

 Other income (expense)
  Interest expense               (7,878)       (3,298)         (2,017)
  Interest income                 1,458         1,354           3,421
  Gain on the sale of properties 24,795           280              65
  Other                              14            63             283
Income from operations before
   income taxes                  59,230        18,834          11,953

Income tax expense               19,965         4,330           2,362

Net Income                     $ 39,265       $14,504          $9,591

Net income per share, basic       $4.76         $1.73           $1.15
Net income per share, diluted     $4.69         $1.71           $1.13

Weighted average shares
   outstanding, basic             8,241         8,406           8,310
Weighted average shares
   outstanding, diluted           8,371         8,480           8,463



The accompanying notes are an integral part of these consolidated financial statements.

          PENN VIRGINIA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                                December 31,
                                             2000           1999

Assets
Current assets
  Cash and cash equivalents                  $ 735           $ 657
  Accounts receivable                       12,926           6,880
  Current portion of long-term notes
      receivable                               981             816
  Current deferred income taxes                  -             155
  Other                                        652             813
   Total current assets                     15,294           9,321

Investments                                 44,080          67,816
Long-term notes receivable                   2,427           3,518

Property and Equipment
Oil and gas properties
 (successful efforts method)               174,504         185,048
Other property and equipment                83,534          82,772
                                           258,038         267,820
   Less:  Accumulated depreciation,
          depletion and amortization        52,922          76,553
Net property and equipment                 205,116         191,267

Other assets                                 1,849           2,089

   Total assets                          $ 268,766        $274,011

Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt   $     740         $    34
  Accounts payable                           2,609           1,570
  Accrued liabilities                        7,154           5,470
  Current deferred income taxes                136               -
  Taxes on income                            7,296               -
   Total current liabilities                17,935           7,074

Other liabilities                            5,486           5,854
Deferred income taxes                       26,683          28,265
Long-term debt                              47,500          78,475

Commitments and contingencies (Note 16)

Shareholders' equity
  Preferred stock of $100 par value-
   Authorized 100,000 shares; none issued       -                -
  Common stock of $6.25 par value -
   16,000,000 shares authorized;
    8,921,866 shares issued                 55,762           55,762
Paid-in capital                              8,100            8,096
Retained earnings                           92,718           60,860
Accumulated other comprehensive income      26,606           42,017
                                           183,186          166,735
Less: 524,108 shares in 2000 and
      498,238 in 1999 of common
      stock held in treasury, at cost      10,974            11,142
   Unearned compensation - ESOP             1,050             1,250
   Total shareholders' equity             171,162           154,343

   Total liabilities and
   shareholders' equity                  $268,766        $  274,011


The accompanying notes are an integral part of these consolidated financial statements.

           PENN VIRGINIA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (in thousands, except share data)




                                                                  Accumulated
                                                                     Other
                       Shares     Common     Paid-in   Retained   Comprehensive
                     Outstanding   Stock     Capital   Earnings     Income
Balance at 12/31/97   8,274,326    $ 55,634   $8,431    $51,813    $63,500
Dividends paid
 ($0.90 per share)            -           -       -     (7,480)           -
Stock issued as
  compensation            5,357           -       26         -            -
Exercise of stock
  options                87,133         128     (114)        -            -
Allocation of ESOP shares     -           -       98         -            -
Net income                    -           -        -      9,591           -
Other comprehensive income,
  net of tax                  -           -        -          -        2,485

Balance at 12/31/98    8,366,816     55,762     8,441    53,924       65,985

Dividends paid
 ($0.90 per share)             -          -         -    (7,568)           -
Stock issued as
   compensation            7,878          -       (13)         -           -
Exercise of stock options 48,934          -      (365)         -           -
Allocation of ESOP shares      -          -        33          -           -
Net income                     -          -         -     14,504           -
Other comprehensive loss,
 net of tax                    -          -         -           -    (23,968)

Balance at 12/31/99    8,423,628      55,762     8,096     60,860      42,017
Dividends paid
  ($0.90 per share)            -           -         -     (7,407)          -
Purchase of treasury
   stock                (363,430)          -         -          -           -
Stock issued as
  compensation            11,163           -         -          -           -
Exercise of stock
   options               326,397           -       (63)         -           -
Allocation of ESOP shares      -           -        67          -           -
Net income                     -           -         -      39,265          -
Other comprehensive loss,
  net of tax                   -           -         -           -   (15,411)
Balance at 12/31/2000  8,397,758     $55,762     $8,100    $92,718   $26,606

Continued from above table


                                      Unearned       Total
                            Treasury Compensation  Stockholders' Comprehensive
                              Stock      ESOP        Equity       Income (Loss)
Balance at 12/31/97          $(14,024)  $(1,650)    $163,704     $19,077

Dividends paid ($0.90/share)         -        -       (7,480)
Stock issued as compensation      120         -          146
Exercise of stock options       1,501         -        1,515
Allocation of ESOP shares           -       200          298
Net income                          -         -        9,591    $  9,951
Other comprehensive income,
  net of tax                        _         _        2,485       2,485

Balance at 12/31/98          (12,403)    (1,450)     170,259      12,076

Dividends paid ($0.90/share)        -         -       (7,568)
Stock issued as compensation      176         -          163
Exercise of stock options       1,085         -          720
Allocation of ESOP shares           -       200          233
Net income                          -         -       14,504      $14,504
Other comprehensive loss,
  net of tax                        -         -      (23,968)     (23,968)

Balance at 12/31/99           (11,142)    (1,250)    154,343     $ (9,464)

Dividends paid ($0.90/share)        -          -      (7,407)
Purchase of treasury stock      (6,761)        -      (6,761)
Stock issued as compensation       226         -         226
Exercise of stock options        6,703         -       6,640
Allocation of ESOP shares            _       200         267
Net income                           -         -      39,265     $ 39,265
Other comprehensive loss,
  net of tax                         -         -     (15,411)     (15,411)

Balance at 12/31/2000          $(10,974) $ (1,050)   $171,162     $ 23,854

The accompanying notes are an integral part of these consolidated financial statements


           PENN VIRGINIA CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)



                                                Year ended December 31,
                                               2000       1999      1998

Cash flows from operating activities:
 Net income                                    $39,265    $14,504   $9,591
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Depreciation, depletion and amortization       12,027      8,393    7,162
 Impairment of oil and gas properties                -          -    4,641
 Gain on the sale of property and equipment    (24,795)      (280)     (65)
 Deferred income taxes                           7,006      2,805      923
 Tax benefit from stock option exercises         1,049         86      170
 Dry hole and unproved leasehold expense         3,154      1,115       58
 Other                                             140     (1,284)  (2,753)
                                                37,846     25,339   19,727
Changes in operating assets and liabilities:
 Accounts receivable                            (6,046)    (1,198)   1,721
 Other current assets                              161       (133)    (136)
 Accounts payable and accrued liabilities        2,723        604   (1,277)
 Taxes on income                                 7,296       (576)     432
 Other assets and liabilities                     (240)     1,105   (1,060)
    Net cash flows provided by operating
    activities                                  41,740     25,141   19,407

Cash flows from investing activities:
 Proceeds from the sale of securities                -          -       17
 Proceeds from the sale of property & equipment 55,208        299       79
 Payments received on long-term notes receivable   926      1,670    2,253
 Proved properties acquired                    (35,999)   (13,921)  (3,351)
 Lease acquisitions                               (788)   (32,793)  (3,512)
 Capital expenditures                          (22,656)   (13,937  (13,806)
    Net cash flows used in investing activities (3,309)   (58,682) (18,320)

Cash flows from financing activities:
 Dividends paid                                 (7,407)    (7,568)  (7,480)
 Proceeds from borrowings                       33,240     44,500    9,100
 Repayment of borrowings                       (63,509)    (3,990)  (5,100)
 Purchases of treasury stock                    (6,761)         -        -
 Issuance of stock                               6,084      1,031    1,787
  Net cash flows provided by (used in)
   financing activities                        (38,353)    33,973  (1,693)

  Net increase (decrease) in cash and
  cash equivalents                                  78        432    (606)
  Cash and cash equivalents-beginning of year      657        225     831
  Cash and cash equivalents - end of year       $  735       $657   $ 225

Supplemental disclosures:
 Cash paid during the year for:
  Interest                                      $8,304     $2,980   $2,065
  Income taxes                                  $4,614     $2,100   $1,100

Noncash investing activities:
 Note receivable for sale of property
   and equipment                                 $   -    $ 1,255     $   -     Note
receivable exchanged for:
  Other property and equipment                   $   -     $   -     $2,954
  Other liabilities                              $   -     $   -     $1,296


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


2.   Summary of Significant Accounting Policies

Principles of Consolidation
  The consolidated financial statements include the accounts of Penn Virginia Corporation and all wholly-owned subsidiaries. The Company owns and operates its undivided oil and gas properties and manages its coal reserves through its wholly-owned subsidiaries. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby the Company's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements. Certain amounts have been reclassified to conform to the current year's presentation.

New Accounting Standards
  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to changes in the fair value of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Company's statement of income. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' ("SAB No. 101"). SAB No. 101, as amended, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 on October 1, 2000 did not have a material effect on the Company's financial position or results of operations.

Use of Estimates
   Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash equivalents
  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments
  Investments consist of publicly traded equity securities. The Company classifies its equity securities as available-for-sale. Available-for-sale securities are recorded at fair value based upon market quotations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, is charged to earnings in the period it occurs resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Notes Receivable
 Notes receivable are recorded at cost, adjusted for amortization of discounts. Discounts are amortized over the life of the notes receivable using the effective interest rate method.

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

Impairment of Long-Lived Assets
  The Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for using the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss must be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, the Company would recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of expected future net cash flows from proved reserves, utilizing a risk-adjusted rate of return.


Concentration of Credit Risk
  Substantially all of the Company's accounts receivable at December 31, 2000 result from oil and gas sales and joint interest billings to third party companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings and credit ratings. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant.

Fair Value of Financial Instruments
   The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, notes receivables, accounts payable and long-term debt. The carrying values of cash, marketable securities, accounts receivables and payables, and long-term debt approximate fair value. See Note 5 for a discussion of notes receivable.

Price Risk Management Activities
 The Company, from time to time, enters into derivative financial instruments to mitigate its exposure to natural gas price volatility. The derivative financial instruments, which are placed with a major financial institution the Company believes is a minimum credit risk, take the form of swaps with purchased options. Through December 31, 2000, the derivative financial instruments were designated as hedges and realized gains and losses from the Company's price risk management activities were recognized in natural gas revenues when the associated production occurs. Effective January 1, 2001, any derivative financial instruments will be accounted for in accordance with SFAS 133, as amended by SFAS 137 and SFAS 138.

  The fair value of open derivative financial instruments is determined by comparing the New York Mercantile Exchange forward prices at year-end with the appropriate location differential adjustment to the contractual prices designated in the derivative financial instruments. The Company had no outstanding derivative financial instruments at December 31, 2000 or 1999. The fair value of the Company's open derivative contracts at December 31, 1998 was $0.1 million.

Revenues
Oil and Gas
   Natural gas revenues generally are recorded using the entitlement method in which the Company recognizes its ownership interest in natural gas production as revenue. Each working interest owner in a well generally has the right to a specific percentage of production, although actual production sold may differ from an ownership percentage. Using entitlement accounting, a receivable is recorded when under-production occurs and deferred revenue is recognized when over-production occurs.

Coal Royalties
  Coal royalty income is recognized on the basis of tons sold by the Company's lessees and the corresponding revenue from those sales. All coal leases are based on minimum annual payment, a minimum dollar royalty per ton and/or a percentage of the gross sales price.

Timber
   Timber is sold in competitive bid sales involving individual parcels and also on a contract basis, whereby Penn Virginia pays independent contractors to harvest timber while the Company directly markets the product. Timber income is recognized when the timber has been sold.

Income Tax
  The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.
3.   Acquisitions and Dispositions


  In May 2000, Penn Virginia successfully completed the purchase of proved natural gas reserves in West Virginia and Kentucky for $34.7 million, after closing adjustments. Additionally, in September 1999, the Company completed the purchase of fee mineral and lease rights for coal reserves and related assets in West Virginia for $30 million. Both acquisitions were funded by borrowings from the Company's revolving credit facility (the "Revolver") and accounted for at fair value. The operations have been included in the Company's statement of income as of the closing date. The following unaudited pro forma results of operations have been prepared as though the acquisitions had been completed on January 1, 1999. The unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 are as follows (in thousands, except share data):

                                    2000        1999
                                        (Unaudited)
             Revenues              $83,546       $56,290

             Netincome             $39,729       $15,229

             Net income per share,
             diluted               $ 4.75        $1.80

   In December 2000, the Company sold oil and gas properties located in Kentucky and West Virginia. Proceeds from the sale totaled $54.3 million, after closing adjustments, and the Company recognized a gain of $23.9 million ($14.2 million after tax.)


4.   Investments and Dividend Income

  The cost, gross unrealized holding gains and fair value of available-for-sale securities were as follows (in thousands):

                                               Gross
                                             Unrealized
                                               Holding   Fair
At December 31, 2000                  Cost     Gains     Value
 Available-for-sale
   Norfolk Southern Corporation       $2,839    $41,188     $44,027
   Other                                   -         53          53
                                     $ 2,839    $41,241     $44,080

At December 31, 1999
 Available-for-sale
   Norfolk Southern Corporation       $2,839    $64,959     $67,798
   Other                                   -         18          18
                                     $ 2,839    $64,977     $67,816

   The Company owned 3,307,200 shares of Norfolk Southern Corporation stock at December 31, 2000. Dividend income from the Company's investment in Norfolk Southern Corporation was $2.6 million for each of the three years ended December 31, 2000, 1999 and 1998. The closing stock price for Norfolk Southern Corporation was $13.31 and $20.50 per share at December 31, 2000 and 1999, respectively.

5. Notes Receivable

  The Company's notes receivable are collateralized by property and equipment. During 1999, the Company received a $1.3 million note receivable for a portion of the proceeds relating to a property and equipment sale.

Maturities of notes receivable are as follows (in thousands):

                                              December 31,
                                           2000           1999
Current                                   $ 981           $ 816
Due after one year through five years     2,427           2,876
Thereafter                                    -             642
                                        $ 3,408          $4,334

 The fair value of the Company's notes receivable at December 31, 2000 and 1999 was $6.1 million and $6.9 million, respectively.


6.   Property and Equipment

 Property and equipment includes (in thousands):

                                             December 31,
                                          2000            1999

Oil and gas properties                    $174,504      $185,048
Other property and equipment:
 Land                                        1,809         1,813
 Timber                                        188           188
 Coal properties                            72,952        73,081
 Other equipment                             8,585         7,690
                                           258,038       267,820
Less:  Accumulated depreciation and
       depletion                           (52,922)      (76,553)

Net property and equipment                $205,116      $191,267


  In accordance with SFAS No. 121, the Company reviews its proved oil and gas properties and other long-lived assets for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For certain oil and gas properties, the carrying amount exceeded the estimated undiscounted future cash flows; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value as determined by discounting their estimated future cash flows. The factors used to determine fair value included, but were not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and a discount rate commensurate with the Company's internal rate of return on its oil and gas properties. As a result, the Company recognized a noncash pre-tax charge of $4.6 million ($3.7 million after tax) related to its oil and gas properties in the fourth quarter of 1998. There were no impairments of oil and gas properties or other long-lived assets in 2000 or 1999.

7. Long-Term Debt

 Long-term debt consists of the following (in thousands):

                                                     December 31,
                                                 2000           1999
Revolving credit, variable rate of 8.1%
 at December 31, 2000, due in 2003               $47,500       $77,650
Line of credit                                       740             -
Other                                                  -           859
                                                  48,240        78,509
Less: current maturities                            (740)          (34)
Total long-term debt                             $47,500       $78,475

  The aggregate maturities applicable to outstanding debt at December 31, 2000 are $0.7 million in 2001 and $47.5 million in 2003.

Revolving Credit Facility
  The Company has an unsecured revolving credit facility (the "Revolver") with a group of major U.S. banks. In 2000, the Revolver was increased from $120 million to $150 million. The Revolver is governed by a borrowing base calculation and will be redetermined semi-annually. The Company has the option to elect interest at (i) Libor plus a Eurodollar margin ranging from 100 to 150 basis points, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus 50 basis points. The Revolver allows for issuance of letters of credit which are limited to no more than $10 million. The financial covenants require the Company to maintain levels of net worth, debt-to-capitalization and dividend limitation restrictions. The Company is currently in compliance with all of its covenants.

Line of Credit
  The  Company has a $5 million line of credit with  a  financial
institution  due  in  December  2001,  renewable  annually.   The
Company has an option to elect either a fixed rate LIBOR loan, floating rate LIBOR loan or base rate loan.


8. Accrued Liabilities

 Accrued expenses are summarized as follows (in thousands):

                                            December 31,
                                        2000             1999
Post employment benefits               $ 317            $ 343
Compensation                           1,421              715
Accrued oil and gas royalties          2,027              752
Taxes other than income                1,013              878
Gas imbalances                         1,310              570
Accrued drilling costs                   197            1,086
Other                                    869            1,126
                                   $   7,154           $5,470

9. Income Taxes

 The provision for income taxes from continuing operations is comprised of the following (in thousands):

                                        Year ended December 31,
                                    2000          1999         1998
Current income taxes
 Federal                            $10,463       $1,525       $1,341
 State                                2,496            -           98
 Total current                       12,959        1,525        1,439
Deferred income taxes
 Federal                              6,951        2,426          901
 State                                   55          379           22
 Total deferred                       7,006        2,805          923

Total income tax expense            $19,965     $  4,330      $ 2,362

  The difference between the taxes computed by applying the statutory tax rate to income from operations before income taxes and the Company's reported income tax expense is as follows (in thousands):

                                           Year ended December 31,
                                          2000     1999       1998
Computed at federal statutory tax rate    $20,731  $6,592   $4,150
State income taxes, net of federal
   income tax benefit                       1,658     246       78
Dividends received deduction                 (648)   (648)    (648)
Non-conventional fuel source credit        (1,570) (1,471)  (1,525)
Percentage depletion                         (234)   (414)    (350)
Other, net                                     28      25      657

 Total income tax expense                 $19,965  $4,330   $2,362

  The principal components of the Company's net deferred income tax liability is as follows (in thousands):

                                                December 31,
                                               2000      1999
Deferred tax assets:
 Other long-term liabilities                   $1,908     $1,936
 Alternative minimum tax credits                2,258      7,329
 State tax loss carryforwards                     925        938
 Other                                            560        565
   Total deferred tax assets                    5,651     10,768
Deferred tax liabilities:
 Notes receivable                                (891)    (1,169)
 Investments                                  (14,437)   (22,745)
 Oil and gas properties                       (14,789)   (12,012)
 Other property and equipment                  (2,142)    (1,823)
 Other                                           (211)    (1,129)
   Total deferred tax liabilities             (32,470)   (38,878)

Net deferred tax liability                    (26,819)   (28,110)
Less: Net current deferred income tax asset
      (liability)                                (136)       155
Net non-current deferred tax liability       $(26,683)  $(28,265)

  As of December 31, 2000, the Company had available for federal income tax purposes, alternative minimum tax credits of approximately $2.3 million which can be carried forward indefinitely as a credit. The Company has various state tax loss carryforwards of $11.5 million which, if unused, will expire from 2009 to 2020.


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

  A  reconciliation of the changes in the benefit obligations and fair  value of assets for the two years ended December  31,  2000 and 1999 and a statement of the funded status at December 31, 2000 and 1999 is as follows (in thousands):

                                         Pension           Post-retirement
                                      2000     1999         2000      1999
Reconciliation of benefit obligation:
Obligation - beginning of year         $10,612  $11,701      $2,936    $3,112
Service cost                                43       80          11        14
Interest cost                              763      749         209       206
Benefits paid                           (1,087)  (1,083)       (324)     (366)
Actuarial (gain) loss                      113     (754)         21      (129)
Other                                       23      (81)          -        99
Obligation - end of year                10,467   10,612       2,853     2,936

Reconciliation of fair value of plan assets:
Fair value - beginning of year          10,594   10,468       1,578     1,698
Actual return on plan assets               223      982        (301)      221
Employer contributions                     259      271          25        26
Participant contributions                    -        -           5         8
Benefit payments                        (1,087)  (1,083)       (324)     (366)
Administrative expenses                    (48)     (44)         (8)       (9)
Fair value - end of year                 9,941   10,594         975     1,578

Funded status:
Funded status - end of year               (526)     (18)     (1,878)   (1,358)
Unrecognized transition obligation          23       26           -         -
Unrecognized prior service cost             48       55          86        92
Unrecognized (gain) loss                  (308)  (1,189)        118      (249)

Net amount recognized                    $(763) $(1,126)    $(1,674)  $(1,515)

The  following  table  provides the  amounts  recognized  in  the statements  of financial position at December 31, 2000  and  1999
(in thousands):

                                    Pension             Post-retirement
                                2000      1999          2000       1999
Accrued benefit liability      $(1,199)  $(1,542)       $(1,674)   $(1,515)
Other long-term assets              71        81              -          -
Accumulated other comprehensive
 income                            365       335              -          -
Obligation - end of year         $(763)  $(1,126)       $(1,674)   $(1,515)

The following table provides the components of net periodic benefit cost for the plans for the two years ended December 31, 2000 and 1999 (in thousands):


                                 Pension                Post-retirement
                             2000         1999            2000        1999
Service cost                  $ 43        $80             $11         $14
Interest cost                  763        749             209         206
Expected return on plan
  assets                      (963)      (949)            (42)        (47)
Amortization of prior
  service cost                   6           6              6           7
Amortization of transitional
  obligation                     3           4              -           -
Recognized actuarial
 (gain) loss                   (21)         13              -           -
Net periodic benefit cost   $ (169)      $ (97)          $184        $ 180


The assumptions used in the measurement of the Company's benefit obligation were as follows:

                                      Pension            Post-retirement
                                   2000      1999        2000       1999
Discount rate                       7.50%   7.50%         7.50%     7.50 %
Expected return on plan assets      9.50    9.50          3.00      3.00

  Since the benefits accrued under the defined benefit plan were frozen in 1996, it is not necessary to assume a rate of compensation increase. For measurement purposes, a 7.5 percent annual rate increase in the per capita cost of covered health care benefits was assumed for 2000. The rate is assumed to decrease gradually to 5.5 percent for 2004 and remain at that level thereafter.

  Assumed health care cost trend rates have a significant  effect
on  the  amounts  reported for post-retirement benefits.   A  one
percent change in assumed health care cost trend rates would have the following effects for 2000 (in thousands):

                                  One percent      One percent
                                    increase         decrease
Effect on total of service and
 interest cost components            $ 9             $ (8)
Effect on post-retirement
  benefit  obligation                126             (114)

11. Other Liabilities

 Other liabilities are summarized in the following table (in thousands):

                                            December 31,
                                       2000             1999
Post-retirement health care            $1,497          $1,312
Deferred income                         2,749           2,793
Pension                                 1,059           1,402
Other                                     181             347
                                   $    5,486          $5,854

12. Earnings Per Share

  The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for net income for the three years ended December 31, 2000 (in thousands, except share data.)


                                     2000         1999      1998
 Net income                         $39,265       $14,504   $9,591

 Weighted average shares, basic       8,241         8,406    8,310
 Dilutive securities:
   Stock options                        130            74      153
 Weighted average shares, diluted     8,371         8,480    8,463

 Net income per share, basic      $    4.76     $    1.73  $  1.15
 Net income per share, diluted    $    4.69     $    1.71  $  1.13

   Antidilutive stock options are precluded from the computation of diluted EPS; however, such options could potentially dilute basic EPS in the future.

13.Stock Option and Stock Ownership Plans

Stock Option Plans
  The Company has several stock option plans (collectively known as the "Stock Option Plans") which allow incentive and nonqualified stock options to be granted to key employees and officers of the Company and nonqualified stock options to be granted to directors of the Company. Options granted under the Stock Option Plans may be exercised at any time after one year and prior to ten years following the grant, subject to special rules that apply in the event of death, retirement and/or termination of an optionee. The exercise price of all options granted under the Stock Option Plans is at the fair market value of the Company's stock on the date of the grant.

  The following table summarizes information with respect to the common stock options awarded under the Stock Option Plans and grants described above.

                  2000                1999                 1998
            Shares  Weighted       Shares  Weighted       Shares  Weightd
            Under   Avg.Exercise   Under   Avg.Exercise   Under   Avg.Exercise
            Options  Price         Options  Price          Options Price
Outstanding,
Beginning of
 year       1,014,500   $18.74     1,002,800   $18.65      1,036,500  $18.19
Granted        46,300   $16.65        91,800   $20.27         80,600  $25.06
Exercised     326,397   $17.13        49,000   $16.44         96,901  $18.53
Cancelled       9,000   $18.99        31,100   $23.84         17,399  $21.56
Outstanding,
 End of year  725,403   $19.38     1,014,500   $18.74      1,002,800  $18.65

Weighted average of fair
 value of options granted
 during the year         $5.02                  $6.02                  $8.50

 The following table summarizes certain information regarding stock options outstanding at December 31, 2000:

                    Options Outstanding                  Options  Exercisable
Range of       Number    Weighted Avg.    Weighted   Number        Weighted
Exercise     Outstanding  Remaining         Avg.      Exercisable   Avg.
Price          at        Contractual       Exercise     at         Exercise
             12/31/00     Life              Price     12/31/00      Price
$15 to $19   382,203      6.5               $16.78    343,403      $16.61
$20 to $24   298,100      6.4               $21.59    298,100      $21.92
$25 to $30   45,100       6.9               $26.77    45,100       $26.77

  The Company applies the intrinsic value method for reporting compensation expense pursuant to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to its stock-based compensation plans. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the fair value method pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share would have been as follows:

                                2000            1999          1998
Net Income (in thousands)      $39,092         $14,111       $ 9,022
Earnings per share, basic      $ 4.74          $ 1.68        $  1.09
Earnings per share, diluted    $ 4.67          $ 1.66        $  1.07

  The fair value of the options granted during 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 5.2 percent to 5.4 percent, b) expected volatility of 37.0 percent, c) risk-free interest rate of 6.9 percent to 7.0 percent and d) expected life of eight years.

  The fair value of the options granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 4.4 percent to 4.6 percent, b) expected volatility of 38.6 percent, c) risk-free interest rate of 4.8 percent to 4.9 percent and d) expected life of eight years.

  The fair value of the options granted during 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a) dividend yield of 3.4 percent to 4.2 percent, b) expected volatility of 37.7 percent to 38.8 percent, c) risk-free interest rate of 4.7 percent to 5.7 percent and d) expected life of eight years.


  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.



Employees' Stock Ownership Plan
  In 1996, the Board of Directors extended the Employees' Stock Ownership Plan ("ESOP"). All employees with one year of service are participants. The ESOP is designed to enable employees of the Company to accumulate stock ownership. While there are no employee contributions, participants receive an allocation of stock which has been contributed by the Company. Compensation costs are reported when such shares are released to employees. The ESOP borrowed $2.0 million from the Company in 1996 and used the proceeds to purchase treasury stock. Under the terms of the ESOP, the Company will make annual contributions over a 10-year period. At December 31, 2000, the unearned portion of the ESOP approximately ($1.1 million) was recorded as a contra-equity account entitled "Unearned Compensation-ESOP."

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


14.   Accumulated Other Comprehensive Income

   Comprehensive income represents certain changes in equity during the reporting period, including net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and minimum pension liability adjustments. Reclassification adjustments represent gains or losses from investments realized in net income for each respective year. For the three years ended December 31, 2000, the components of accumulated other comprehensive income are as follows (in thousands):

                                                                Accumulated
                              Net unrealized      Minimum         other
                               holding gain -     pension       comprehensive
                                investments       liability      income


Balance at December 31, 1997    $63,728           $ (228)        $63,500
Unrealized holding gain,
  net of tax of $1,383            2,568                -           2,568
Reclassification adjustment,
 net of tax of $5                    (9)               -              (9)
Pension plan adjustment,
 net of tax of $40                    -              (74)            (74)
Balance at December 31, 1998     66,287             (302)         65,985

Unrealized holding gain,
 net of tax of $12,951          (24,052)               -         (24,052)
Pension plan adjustment,
 net of tax of $46                    -               84              84
Balance at December 31, 1999     42,235             (218)         42,017

Unrealized holding loss,
 net of tax of $8,308           (15,429)               -         (15,429)
Pension plan adjustment,
 net of tax of $10                    -               18              18
Balance at December 31, 2000  $  26,806            $(200)        $26,606

15.  Segment Information

 Penn Virginia's operations are classified into two operating segments:

     Oil and Gas - crude oil and natural gas exploration,development and production.

     Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

                                    Coal Royalty
                                     and Land     Corporate
                    Oil and Gas     Management    and Other      Consolidated
                                        (in thousands)
December 31, 2000
Revenues                 $47,507        $31,051       $2,645         $81,203
Operating income (loss)   22,517         21,834       (3,510)         40,841
Total assets             142,613         80,923       45,230         268,766
Depreciation, depletion
 and amortization          9,883          2,047           97          12,027
Capital expenditures      58,677            485          281          59,443

                                       Coal Royalty
                                        and Land     Corporate
                       Oil and Gas    Management    and Other     Consolidated
                                           (in thousands)
December 31, 1999
Revenues                $22,942           $21,830     $2,645        $47,417
Operating income (loss)   5,889            16,380     (1,834)        20,435
Total assets            120,954            83,975     69,082        274,011
Depreciation, depletion
 and amortization         6,951             1,269        173          8,393
Capital expenditures     28,605            31,955         91         60,651


December 31, 1998
Revenues                $21,106           $14,499     $2,647        $38,252
Operating income (loss)     260            10,549       (608)        10,201
Total assets            102,698            63,424     90,809        256,931
Depreciation, depletion
 and amortization         6,460               589        113          7,162
Capital expenditures     13,789             9,792         42         23,623

Revenues for the oil and gas segment in 2000 include a $23.9 million gain on a property sale.

  Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes. Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.

  For the year ended December 31, 2000, two customers of the oil and gas segment accounted for $13.6 million, or 13 percent, and $10.5 million, or 10 percent, respectively, of the Company's consolidated net revenues. For the year ended December 31, 1999, two customers of the oil and gas segment accounted for $9.6 million, or 20 percent, and $6.9 million, or 13 percent, respectively, of the Company's consolidated net revenues.

16.   Commitments and Contingencies

Rental Commitments
  Minimum  rental commitments under all non-cancelable  operating leases,  primarily  real estate, in effect at December  31,  2000 were as follows (in thousands):

Year ending December 31,

2001                              $  454
2002                                 420
2003                                 346
2004                                 246
2005                                  77
Total minimum payments  $          1,543

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

17.    Supplementary  Information  on  Oil  and   Gas   Producing
Activities (Unaudited)

  The following supplementary information regarding the oil and gas producing activities of Penn Virginia is presented in accordance with the requirements of the Securities and Exchange Commission (SEC) and SFAS No. 69 "Disclosures about Oil and Gas Producing Activities". The amounts shown include Penn Virginia's net working and royalty interests in all of its oil and gas operations.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                           Year Ended December 31,
                                           2000      1999     1998
                                               (in thousands)
Proved properties                          $64,107   $41,084   $35,842
Unproved properties                          2,425     3,959     1,408
Wells, equipment and facilities            105,283   137,176   117,688
Support equipment                            2,689     2,829     2,620
                                           174,504   185,048   157,558
Accumulated depreciation and depletion     (43,720)  (69,495)  (62,545)

Net capitalized costs                    $ 130,784 $ 115,553  $ 95,013


Costs Incurred in Certain Oil and Gas Activities

                                             Year Ended December 31,
                                            2000     1999      1998
                                                 (in thousands)
Proved property acquisition costs           $35,999  $14,069   $3,351
Unproved property acquisition costs             917    2,551      206
Exploration costs                             5,125    3,171    2,022
Development costs and other                  18,561    9,398    8,698

Total costs incurred                       $ 60,602  $29,189  $14,277

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

                                           Year Ended December 31,
                                           2000      1999     1998
                                               (in thousands)
Revenues                                 $46,851    $21,847   $20,817
Production costs                           7,097      5,092     4,746
Exploration costs                          5,080      1,699       488
Depreciation and depletion                 9,883      6,951     6,460
Impairment of oil and gas properties           -          -     4,641
                                          24,791      8,105     4,482
Income tax expense                         8,354      1,864     1,062
Results of operations             $       16,437    $ 6,241   $ 3,420


Oil and Gas Reserves

  The following schedule presents the estimated oil and gas reserves owned by Penn Virginia. This information includes Penn Virginia's royalty and net working interest share of the reserves in oil and gas properties. Net proved oil and gas reserves for the three years ended December 31, 2000 were estimated by Wright and Company, Inc. All reserves are located in the United States.

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

  Net quantities of proved reserves and proved developed reserves during the periods indicated are set forth in the tables below:

Proved Developed and Undeveloped    Oil and
Reserves                            Condensate  Natural Gas
                                     (MBbls)     (MMcf)        MMcfe
December 31, 1997                      424         171,562      174,106
     Revisions of previous estimates   (53)        (11,978)     (12,296)
     Extensions, discoveries and        -            7,885        7,885
       other additions
     Production                        (30)         (8,056)       (8,236)
     Purchase of reserves                 -          4,495         4,495
     Sale of reserves in place            -            (35)          (35)
December 31, 1998                       341         163,873      165,919
     Revisions of previous estimates     31           2,106        2,292
     Extensions, discoveries and          -           4,661        4,661
        other additions
     Production                        (32)          (8,679)      (8,871)
     Purchase of reserves               19           23,237       23,351
December 31, 1999                       359         185,198      187,352
     Revisions of previous estimates    107          (1,893)      (1,251)
     Extensions, discoveries and         19           30,987      31,101
       other additions
     Production                         (31)         (11,645)     (11,831)
     Purchase of reserves                11           35,879       35,945
     Sale of reserves in place         (394)         (64,279)     (66,643)
December 31, 2000                        71          174,247      174,673


Proved Developed Reserves:
December 31, 1998                       313           118,146     120,024
December 31, 1999                       326           138,283     140,239
December 31, 2000                        71           145,930     146,356

  The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Natural gas prices were escalated only where existing contracts contained fixed and determinable escalation clauses. Contractually provided natural gas prices in excess of estimated market clearing prices were used in computing the future cash inflows only if the Company expects to continue to receive higher prices under legally enforceable contract terms. Future prices actually received may materially differ from current prices or the prices used in the standardized measure.

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

                                               December 31,
                                         2000       1999        1998
                                             (in thousands)
Future cash inflows                     $1,727,923  $505,685   $354,567
Future production costs                    205,385   151,220    123,007
Future development costs                    19,981    30,431     26,128
Future net cash flows before income tax  1,502,557   324,034    205,432
Future income tax expense                  422,485    58,068     28,031
Future net cash flows                    1,080,072   265,966    177,401
10% annual discount for estimated
 timing of cash flows                      612,679    146,703   101,737

Standardized measure of discounted
  future net cash flows                   $467,393   $119,263   $75,664

Changes in Standardized Measure of Discounted Future Net Cash Flows

                                               Year Ended December 31,
                                               2000      1999      1998
                                                    (in thousands)
Sales of oil and gas,
net of production costs                       $(39,754)  $(16,755)  $(16,071)
Net changes in prices and production costs     313,355     32,111    (57,646)
Extensions, discoveries & other additions      123,223      4,090      4,906
Development costs incurred during the period    16,001      5,330      5,289
Revisions of previous quantity estimates        (4,604)     1,709     (6,735)
Purchase of minerals-in-place                  121,979     20,438      2,896
Sale of minerals-in-place                      (41,456)         -        (26)
Accretion of discount                           13,628      8,116      14,059
Net change in income taxes                    (159,220)   (11,526)     12,006
Other changes                                    4,978         86      (2,109)
Net increase (decrease)                        348,130     43,599     (43,431)
Beginning of year                              119,263     75,664     119,095

End of year                                 $  467,393  $ 119,263      75,664

  As required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," changes in standardized measure relating to sales of reserves are calculated using prices in effect as of the beginning of the period and changes in standardized measure relating to purchases of reserves are calculated using prices in effect at the end of the period. Accordingly, the changes in standardized measure for purchases and sales of reserves reflected above do not necessarily represent the economic reality of such transactions. See the disclosure of "Costs incurred in Certain Oil and Gas Activities" and the statements of cash flows in the financial statements.

 Natural gas prices have declined significantly since December
31, 2000; consequently, the discounted future net cash flows would be significantly reduced if the standardized measure was calculated in the first quarter of 2001.

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

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Financial Statements
      1.   Financial  Statements - The financial  statements
           filed herewith are listed in the Index to Financial Statements on page 30 of this report.
      2. All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
      3.   Exhibits
   (3.1)   Articles  of  Incorporation  of  the  Company
           (incorporated  by  reference  to  Exhibit  3.1  to  the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1999).
   (3.2)   Articles of Amendment of Articles of Incorporation of
           the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
   (3.3)   Amended bylaws of the Company.
   (4)     Rights  Agreement dated as of  February  11,  1998
           between  Penn  Virginia Corporation and American  Stock
           Transfer  &  Trust  Company, as Agent (incorporated  by
           reference  to Exhibit 1.1 to the Company's Registration
           Statement  on  Form  8-A  filed  with  Securities   and
           Exchange  Commission on February 20, 1998.  (Commission
           File No. 0-753)).
   (10.1)  Amended and restated Credit Agreement dated July 30,
           1999, as amended by that certain First Amendment Agreement dated as of May 31, 2000, among Penn Virginia Corporation and Chase Manhattan Bank (formerly known as Chase Bank of Texas National Association), as Agent (the "Agent") and First Union National Bank, First National Bank of Chicago, PNC Bank National Association and Royal Bank of Canada (collectively, the "Banks").
   (10.2)  New Bank Agreement dated as of November 30, 2000 among
           Penn Virginia Corporation and the Banks.
   (10.3)  Penn  Virginia Corporation and  Affiliated
           Companies  Employees' Stock Ownership Plan, as  amended
           (incorporated  by  reference  to  Exhibit  19  to   the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1986 (Commission File No. 0-753)).
   (10.4)  Penn  Virginia Corporation and  Affiliated
           Companies'  Employees'  Retirement/Savings  Plan
           (incorporated by reference to Exhibit 18(b) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 13, 1991 (Registration No. 33-40430)).
   (10.5) The Company has adopted a policy concerning severance benefits for certain senior officers of the Company. The description of such policy is incorporated herein by reference to the description of such policy contained in the Company's definitive Proxy Statement dated March 27, 2001.
   (10.6)  Penn Virginia Corporation 1994 Stock Option
           Plan,  as amended (incorporated by reference to Exhibit
           10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
   (10.7)  Penn Virginia Corporation 1995  Directors'
           Stock Option Plan, as amended.
   (10.8)  Penn Virginia Corporation 1999 Employee Stock
           Incentive  Plan (incorporated by reference  to  Exhibit
           10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
    (21)   Subsidiaries of the Company.
    (23.1) Consent of Arthur Andersen LLP.

(b)       Reports on Form 8-K
          On January 12, 2001, Penn Virginia Corporation filed a report on Form 8-K. The report involved a divestiture on December 29, 2000 and was filed under "Item 2. Acquisition or Disoposition of Assets."

EXHIBIT 3.3

AMENDED BYLAWS OF PENN VIRGINIA

ARTICLE 1   SHAREHOLDERS

Section 1.   Meetings.

     A.   Annual Meeting.   Unless otherwise fixed by the board
of directors the annual meeting of shareholders for the election of directors and for other business shall be held on the first Tuesday of May in each year or, if that day is a legal holiday, on the first subsequent business day.

     B.   Special Meetings.   Special meetings of the
shareholders may be called at any time by the chief executive officer, or a majority of the board of directors.

     C.   Place.   Meetings of the shareholders shall be held at
such place in Philadelphia, Pennsylvania or elsewhere, as may be fixed by the board of directors in the notice of meeting.

     D. Adjournments. A Public Announcement of an adjournment of an annual or special meeting shall not commence a new time period for the giving of shareholder notices provided herein. For purposes of these Bylaws, "Public Announcement" includes without limitation (i) a press release reported by the Dow Jones News, Associated Press or a comparable national news service, or (ii) a document filed with the Securities and Exchange Commission.

     E. Organization.   The Chairman of the Board of Directors,
or, in the absence of the Chairman of the Board of Directors, such other officer or board member as the Board of Directors may designate, shall preside at each meeting of shareholders and may adjourn the meeting from time to time. The Secretary or an Assistant Secretary shall act as secretary of the meeting and keep a record of the proceedings thereof. The Board of Directors of the Company shall be entitled to make such rules or regulations for the conduct of meetings of shareholders as it shall deem necessary, appropriate or convenient. Subject to such rules and regulations of the Board of Directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures, and to do all such acts as, in the judgement of such chairman, are necessary, appropriate or convenient for the proper conduct of the meeting, including without limitation, establishing an agenda or order of business for the meeting, establishing rules and procedures for maintaining order at the meeting and the safety of those present, limiting the participation in such meeting to shareholders of record of the Company and their duly authorized and constituted proxies, and such other persons as the chairman shall permit, restricting entry to the meeting after the time fixed for the commencement thereof, limiting the time allotted to questions or comments by participants, and regulating the opening and closing of the polls for balloting on matters which are to be voted on by ballot. Unless, and to the extent, determined by the Board of Directors or the chairman of the meeting, meetings of shareholders shall not be required to be held in accordance with the rules of parliamentary procedure.


Section 2.   Notice.

Written notice of the time and place of all meetings of shareholders and of the purpose of each special meeting of shareholders shall be given to each shareholder entitled to vote thereat at least ten days before the date of the meeting, unless a greater period of notice is required by law in a particular case.


Section 3.   Voting.

     A. Voting Rights. Except as otherwise provided herein, or in the Articles of Incorporation, or by law, every shareholder shall have the right at every shareholders' meeting to one vote for every share standing in his name on the books of the Company which is entitled to vote at such meeting. Every shareholder may vote either in person or by proxy.

     B. Election of Directors. At each annual meeting the shareholders shall elect at least seven but not more than ten directors who shall constitute the entire Board.

     C. Nomination of Directors. Nominations for the election of directors may be made by the Board of Directors or by any shareholder (a "Nominator") entitled to vote in the election of directors. Such nominations, other than those made by the Board of Directors, shall be made in writing pursuant to timely notice delivered to or mailed and received by the Secretary of the Company as set forth in this Section 3C. To be timely in connection with an annual meeting of shareholders, a Nominator's notice, setting forth the name and address of the person to be nominated, shall be delivered to or mailed and received at the principal executive offices of the Company not less than 90 days nor more than 180 days prior to the earlier of the date of the meeting or the corresponding date on which the immediately preceding year's annual meeting of shareholders was held; provided, however, that with respect to the annual meeting of shareholders to be held in 1998, notice by the shareholder to be timely must be delivered not later than the tenth day following the day on which Public Announcement of the date of such meeting is first made by the Company. To be timely in connection with any election of a director at a special meeting of the shareholders, a Nominator's notice, setting forth the name and address of the person to be nominated, shall be delivered to or mailed and received at the principal executive offices of the Company not later than the close of business on the tenth day following the day on which notice of the date of the meeting was mailed or Public Announcement of such meeting was made, whichever first occurs. At such time, the Nominator shall also submit written evidence, reasonably satisfactory to the Secretary of the Company, that the Nominator is a shareholder of the Company and shall identify in writing (i) the name and address of the Nominator, (ii) the number of shares of each class of capital stock of the Company of which the Nominator is the beneficial owner, (iii) the name and address of each of the persons, if any, with whom the Nominator is acting in concert and (iv) the number of shares of capital stock of which each such person with whom the Nominator is acting in concert is the beneficial owner pursuant to which the nomination or nominations are to be made. At such time, the Nominator shall also submit in writing (i) the information with respect to each such proposed nominee that would be required to be provided in a proxy statement prepared in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and (ii) a notarized affidavit executed by each such proposed nominee to the effect that, if elected as a member of the Board of Directors, he will serve and that he is eligible for election as a member of the Board of Directors. Within 30 days (or such shorter time period that may exist prior to the date of the meeting) after the Nominator has submitted the aforesaid items to the Secretary of the Company, the Secretary of the Company shall determine whether the evidence of the Nominator's status as a shareholder submitted by the Nominator is reasonably satisfactory and shall notify the Nominator in writing of such determination. If the Secretary of the Company finds that such evidence is not reasonably satisfactory, or if the Nominator fails to submit the requisite information in the form or within the time indicated, such nomination shall be ineffective for the election at the meeting at which such person is proposed to be nominated. The presiding person at each meeting of shareholders shall, if the facts warrant, determine and declare at the meeting that a nomination was not made in accordance with the procedures prescribed by these Bylaws, and if he should so determine and so declare, the nomination shall be disregarded. The requirements of this Section 3C shall be in addition to any other requirements imposed by these Bylaws, by the Company's Articles of Incorporation or by law and in no event shall the periods specified herein be in derogation of other time periods required by law.

Section 4.  Quorom

The presence, in person or by proxy, of the holders of a majority of the outstanding shares of stock of the Company entitled to vote at a meeting shall constitute a quorum. If a quorum is not present, no business shall be transacted except to adjourn to a future time.


Section 5.  Shareholder Proposals.

No proposal by a shareholder may be voted upon at a meeting of shareholders unless the proposing shareholder shall have delivered or mailed in a timely manner (as set forth herein) and in writing to the Secretary of the Company (A) notice of such proposal, (B) the text of the proposed alteration, amendment or repeal, if such proposal relates to a proposed change to the Company's Articles of Incorporation or Bylaws, (C) evidence reasonably satisfactory to the Secretary of the Company of such shareholder's status as such and of the number of shares of each class of capital stock of the Company of which such shareholder is the beneficial owner, (D) a list of the names and addresses of other beneficial owners of shares of the capital stock of the Company, if any, with whom such shareholder is acting in concert, and the number of shares of each class of capital stock of the Company beneficially owned by each such beneficial owner and (E) an opinion of counsel, which counsel and the form and substance of which opinion shall be reasonably satisfactory to the Board of Directors of the Company, to the effect that the Articles of Incorporation or Bylaws resulting from the adoption of such proposal would not be in conflict with the laws of the Commonwealth of Virginia if such proposal relates to a proposed change to the Company's Articles of Incorporation or Bylaws. To be timely in connection with an annual meeting of shareholders, a shareholder's notice and other aforesaid items shall be delivered to or mailed and received at the principal executive offices of the Company not less than 90 nor more than 180 days prior to the earlier of the date of the meeting or the corresponding date on which the immediately preceding year's annual meeting of shareholders was held; provided, however, that with respect to the annual meeting of shareholders to be held in 1998, notice by the shareholder to be timely must be delivered not later than the tenth day following the day on which Public Announcement of the date of such meeting is first made by the Company. To be timely in connection with the voting on any such proposal at a special meeting of the shareholders, a shareholder's notice and other aforesaid items shall be delivered to or mailed and received at the principal executive offices of the Company not later than the close of business on the tenth day following the day on which such notice of date of the meeting was mailed or Public Announcement was made whichever first occurs. Within 30 days (or such shorter period that may exist prior to the date of the meeting) after such shareholder shall have submitted the aforesaid items to the Secretary of the Company, the Secretary shall determine whether the items to be ruled upon by the Secretary are reasonably satisfactory and shall notify such shareholder in writing of such determination. If such shareholder fails to submit a required item in the form or within the time indicated, or if the Secretary determines that the items to be ruled upon by the Secretary are not reasonably satisfactory, then such proposal by such shareholder may not be voted upon by the shareholders of the Company at such meeting of shareholders. The presiding person at each meeting of shareholders shall, if the facts warrant, determine and declare at the meeting that a proposal was not made in accordance with the procedures prescribed by these Bylaws, and if he should so determine and so declare the proposal shall be disregarded. The requirements of this Section 5 shall be in addition to any other requirements imposed by these Bylaws, by the Company's Articles of Incorporation or by law and in no event shall the periods specified herein be in derogation of other time periods required by law.


ARTICLE 2   DIRECTORS

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


Section 3.   Meetings.

     A. Regular Meetings. Regular meetings shall be held at such times as the board shall designate by resolution. Notice of regular meetings need not be given.

     B. Special Meetings. Special meetings of the board may be called at any time by the chief executive officer and shall be called by him upon the written request of one-third of the directors. Written notice of the time, place and the general nature of the business to be transacted at each special meeting shall be given to each director at least three days before such meeting.

     C. Place. Meetings of the board of directors shall be held at such place as the board may designate or as may be designated in the notice calling the meeting.
Section 4.    Quorum.

A majority of the number of directors in office immediately before the meeting begins shall constitute a quorum for the transaction of business at any meeting and, except as provided in
Article VII, the acts of a majority of the directors present at any meeting at which a quorum is present shall be the acts of the board of directors.


Section 5.   Vacancies.

Vacancies in the board of directors shall be filled by vote of a majority of the remaining members of the board though less than a quorum. Such election shall be for the balance of the unexpired term or until a successor is duly elected by the shareholders and has qualified.



ARTICLE 3   BOARD COMMITTEES

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


ARTICLE 4   OFFICERS

Section 1.   Election.

At its first meeting after each annual meeting of the shareholders, the board of directors shall elect a president, treasurer and secretary, and such other officers as it deems advisable. Any two or more offices may be held by the same person except the offices of president and secretary.


Section 2.   Chairman and President.

     A. Chairman. The chairman shall preside at all meetings of the board and of the shareholders. If so designated by the board of directors, the chairman shall be the chief executive officer.

     B. President. The president shall be either the chief executive officer or the chief operating officer of the Company, as designated by the board of directors. The president shall have such duties as the board of directors and the chairman of the Company shall prescribe.


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


ARTICLE 5  INDEMNIFICATION

Section 1.   Right to Indemnification.

Subject to Section 3, the Company shall indemnify any person who was or is a party or threatened to be a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, and whether or not by or in the right of the corporation, by reason of the fact that he is or was a director or officer of the Company, or, while a director or officer of the Company, is or was serving at the request of the Company as a director, officer, partner, trustee, administrator, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, for expenses (including attorney's fees), judgments, fines, penalties, including any excise tax assessed with respect to an employee benefit plan, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, to the fullest extent and manner permitted by the Virginia Corporation Law as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than permitted prior to such amendment).


Section 2.    Advance of Expenses.

Subject to Section 3, expenses incurred by a director or officer of the Company in defending a civil or criminal action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company.


Section 3.    Procedure for Determining Permissibility.

The procedure for determining the permissibility of indemnification pursuant to Article 5 (including the advance of expenses), shall be that set forth in Section 13.1-701.B of the Virginia Corporation Law, provided that, if there has been a change in control of the Company between the time of the action or failure to act giving rise to the claim for indemnification and such claim, then at the option of the person seeking indemnification, the permissibility of indemnification shall be determined by special legal counsel selected jointly by the Company and the person seeking indemnification. The reasonable expenses of any director or officer in prosecuting a successful claim for indemnification, and the fees and expenses of any special legal counsel engaged to determine permissibility of indemnification, shall be borne by the Company.


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



ARTICLE 6  CERTIFICATES OF STOCK

Section 1.  Share Certificates.

Every shareholder of record shall be entitled to a share certificate representing the shares held by him. Every share certificate shall bear the corporate seal and the signature of the president or a vice president and the secretary or an assistant secretary or treasurer of the Company.


Section 2.    Transfers.

Shares of stock of the Company shall be transferable on the books of the Company only by the registered holder or by duly authorized attorney. A transfer shall be made only upon surrender of the share certificate. Any restrictions which are deemed to be imposed on the transfer of the Company's securities by the Shareholder Rights Agreement dated as of February 11, 1998 between the Company and American Stock Transfer & Trust Company, as it may be amended from time to time, or by any successor or replacement rights plan or agreement, are hereby authorized.



ARTICLE 7  AMENDMENTS

These bylaws may be changed at any regular or special meeting of the board of directors by the vote of a majority of the number of directors in office immediately before the meeting or at any annual or special meeting of shareholders by the vote of the shareholders entitled to vote as required by law. Notice of any such meeting of shareholders shall set forth the proposed change or a summary thereof.

EXHIBIT 10.2

                   FIRST AMENDMENT AGREEMENT


     This First Amendment Agreement dated as of May 31, 2000 (this "Amendment") is among Penn Virginia Corporation, a Virginia corporation ("Borrower"), the Subsidiaries of the Borrower, the lenders listed on the signature pages hereto ("Banks"), and Chase Bank of Texas, National Association, a national banking association, as Agent. Reference is made to the Amended and Restated Credit Agreement dated as of July 30, 1999 among the Borrower, the Banks and the Agent (the "Agreement"). In consideration of the mutual covenants contained herein, the Borrower, the Banks and the Agent agree as set forth herein.

     1.   Amendments to the Agreement.

          1.1   Definitions.  (a) The definitions of Consolidated
Tangible  Net Worth and Total Commitment in Section  1.1  of  the
Agreement are hereby amended to read as follows:

          "Consolidated Tangible Net Worth" shall mean, with respect to the Borrower and its Restricted Subsidiaries, at any time, the Consolidated Equity of the Borrower, at such time, less the Borrower's Consolidated Intangible Assets with a value of greater than $1,000,000 at such time; provided that, the calculation of Consolidated Tangible Net Worth shall not give effect to any unrealized gain or loss recognized under GAAP after the date of the First Amendment Agreement attributable to Capital Stock owned by the Borrower, including but not limited to Norfolk Common Stock. For purposes of this definition, "Intangible Assets" shall mean the amount (to the extent reflected in determining Consolidated Equity) of all unamortized debt discount and expense, unamortized deferred charges, good will, patents, trademarks, service marks, trade names, copyrights and organization expenses.

          "Total Commitment" shall mean the amount listed as the "Total Commitment" on Schedule 1.1, as the same may be reduced from time to time pursuant to Section 2.9.

          (b)   The  following definitions are  hereby  added  to
Section 1.1 of the Agreement in the appropriate alphabetical order:

          "Capital Stock" means, with respect to any Person, any and all shares, interests, participations or other equivalents
(however designated, whether voting or nonvoting) of capital stock, partnership interests (whether general or limited), company interests, membership interests or other ownership interests in or issued by such Person.

          "First Amendment" means the First Amendment Agreement dated as of May 31, 2000 among the Borrower, the Banks party thereto, and the Agent.

          1.2   Section  3.5.   Section 3.5 of the  Agreement  is
hereby amended to read as follows:

     SECTION 3.5. Interim Total Borrowing Base. During the period from the date of the First Amendment through and including November 30, 2000, the Total Borrowing Base is $135,000,000 unless redetermined in accordance with Section 3.4. The determination of the Total Borrowing Base for Borrowing Base Periods starting after November 30, 2000 shall be governed by
Article III.

          1.3 Section 7.2(c). The Agreement is hereby amended by adding after Section 7.2(b) the following Section 7.2(c):

          (c) The Borrower and its Subsidiaries may purchase any Capital Stock of the Borrower if the aggregate of such purchases made from the date of the First Amendment is less than $500,000 and if, at the time such purchase is made, (i) no payment of principal, interest, fees or other amount required hereunder or under the Loan Documents has become due and has not been paid,
(ii) no Default or Event of Default (other than as described in clause (i) of this proviso) has occurred, is continuing and has not been waived by the Majority Banks (or if required under Section 10.1, all of the Banks) has occurred or would occur as a result of the making of such purchase, (iii) no Borrowing Base Deficiency exists or is reasonably expected to exist as of the next Determination Date, and (iv) after giving effect to the proposed purchase, the Borrower is in compliance with covenants contained in Section 7.15 as of (and as if the most recently ended Fiscal Quarter of the Borrower had ended on) the date such purchase is made.

          1.4 Section 8.1(c). Section 8.1(c) of the Agreement is hereby amended to read as follows:

          (c) The Borrower or any Subsidiary of the Borrower shall fail to perform or observe any term, covenant or agreement contained in Section 6.1(c), 6,1(d)(ii), 6.11 or Article VII, other than Section 7.15(a) or 7.15(b), of this Credit Agreement; or

          1.5 Schedule 1.1. Schedule 1.1 of the Agreement is hereby replaced with the Schedule 1.1 attached to this Amendment.

     2.   Miscellaneous.

          2.1 Amendments, Etc. No amendment or waiver of this Amendment or consent to any departure by the Borrower therefrom is effective unless completed in accordance with Section 10.1 of the Agreement.

          2.2 Governing Law. This Amendment and the Agreement as amended hereby are governed by and construed in accordance with the laws of the State of Texas.

          2.3 Preservation. Except as modified by this Amendment, all of the terms, provisions, covenants, warranties and agreements of the Agreement (including, without limitation, its exhibits and schedules thereto) or any of the other documents executed in connection with the Agreement remain in full force and effect. Unless otherwise defined herein, capitalized terms that are defined in the Agreement are used herein as therein defined.

          2.4 Execution in Counterparts. This Amendment may be executed in any number of counterparts which are deemed to be an original and all of which taken together constitute one and the same agreement.

          2.5 Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank and based on documents and information it deems appropriate, made its own credit analysis and decision to enter into this Amendment and to agree to the various matters set forth herein and will continue to make its own credit decisions in taking or not taking action under the Agreement as amended hereby.

          2.6 Representations. The Borrower and each Subsidiary of the Borrower represent and warrant to the Agent and the Banks that:

          (i) The representations and warranties in Article V of the Agreement and, in all material respects, in each of the other Loan Documents to which the Borrower or such Subsidiary is a party, are true and correct on and as of the date hereof as though made on and as of the date hereof, and

          (ii) No event or state of affairs which could reasonably be expected to result in a Material Adverse Effect has occurred since the fiscal year end of the Fiscal Year for which audited financial statements conforming to the requirements of
               Section 6.1(b) of the Agreement have been delivered to the Banks pursuant to Section 6.1(b).

          (iii) No event has occurred and is continuing which constitutes a Default or an Event of Default.

          (iv) No new material litigation (other than Existing Litigation) is pending or, to the best knowledge of the Borrower after due inquiry, threatened against the Borrower or any Subsidiary and no material adverse development has occurred in any Existing Litigation.

          2.7 Authority, etc. The Borrower represents and warrants to the Agent and the Banks that (i) the Borrower and each of its Subsidiaries is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, (ii) the execution, delivery and performance of this Amendment by the Borrower and its Subsidiaries are within the power and authority of the Borrower and its Subsidiaries and have been duly authorized by all necessary action and the performance of the Agreement, as amended hereby, by the Borrower is within the power and authority of the Borrower and has been duly authorized by all necessary action, (iii) the execution, delivery and performance of the Amendment by the Borrower and its Subsidiaries and the performance of the Agreement, as amended hereby, by the Borrower do not contravene (A) the Borrower's or any of its Subsidiaries' certificate of incorporation or bylaws or similar formation or organizational documents, (B) any order, writ, injunction or decree, or (C) law or any agreement binding on or affecting the Borrower or any Subsidiary of the Borrower, and will not result in or require the creation or imposition of any Lien prohibited by the Agreement, (iv) this Amendment has been duly executed and delivered by the Borrower and its Subsidiaries, (v) this Amendment and the Agreement, as amended hereby, are legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with its terms and this Amendment is the legal, valid and binding obligation of each Subsidiary, enforceable against each Subsidiary in accordance with its terms, except, in each case, as such enforceability may be limited by any applicable bankruptcy, reorganization, insolvency, moratorium or similar law affecting creditors' rights generally, and (v) no authorization, consent, license or approval of, or other action by, and no notice to or filing with, any governmental authority, regulatory body or other Person is required for the due execution, delivery and performance of this Amendment or the performance of the Agreement, as amended hereby.

          2.8 Default. Without limiting any other event which may constitute an Event of Default, in the event any representation or warranty set forth herein shall be incorrect or misleading in any material respect when made, such event shall constitute an "Event of Default" under the Agreement, as amended hereby.

          2.9    Effectiveness.   This  Amendment   will   become
effective as of May 31, 2000 subject to the following conditions precedent:

          (a) The Agent shall have received, duly authorized, executed and delivered by each Person that is shown to be a party thereto, in form and substance satisfactory to the Banks, each of the following:

          (i) this Amendment and a Note payable to the order of Royal Bank of Canada in the amount of $30,000,000 and substantially in the form of Exhibit D to the Agreement;

          (ii) a certificate of the Secretary or Assistant Secretary of the Borrower, dated the date of this Amendment, certifying (x) that attached thereto are copies of the documents generally described in
               (y) below which were delivered in connection with the Agreement and that such documents are in full force and effect, are true and correct, and are the only such documents relating to the subject matter set forth therein, or (y) as to (aa) the adoption and continuing effect of resolutions of the board of directors of the Borrower authorizing the transactions contemplated hereby and by the Agreement; (bb) no amendments, modifications, changes or alterations to, or revocation, repeal or supersession of (A) the Articles of Incorporation of the Borrower and (B) the Bylaws of the Borrower, and (cc) the incumbency of all officers of the Borrower who will execute or have executed any document or instrument required to be delivered hereunder, containing the signature of same;

          (iii) a certificate of the Secretary or Assistant Secretary of each Subsidiary Guarantor, dated the date of this Amendment and certifying (x) that attached thereto are copies of the documents described in (y) below which were delivered in connection with the Agreement and that such documents are in full force and effect, are true and correct, and are the only such documents relating to the subject matter set forth therein, or (y) as to (aa) the adoption and continuing effect of resolutions of the board of directors of such Subsidiary Guarantor authorizing the transactions contemplated hereby and by the Agreement; (bb) no amendments, modifications, changes or alterations to, or revocation, repeal or supersession of (A) the Articles (or Certificate, as the case may be) of Incorporation of such Subsidiary Guarantor and (B) the Bylaws of such Subsidiary Guarantor and (cc) the incumbency of all officers of such Subsidiary Guarantor who will execute or have executed any document or instrument required to be delivered hereunder, containing the signature of same;

          (iv) with respect to the Borrower, a certificate of existence and good standing from the Secretary of State of the State of Virginia dated no more than 5 days prior to the date of this Amendment;

          (v) an opinion of the Borrower's Counsel in form and substance satisfactory to the Majority Banks;

          (vi) such  information  regarding  the  Borrowing  Base
               Assets as the Agent or any Bank may reasonably request;

          (vii) such financial information, regarding the Borrower or any of its Subsidiaries as the Agent or any Bank may reasonably request. All of such financial statements and financial information shall be satisfactory to the Banks;

          (viii) for its account and for the account of each Bank, as applicable, all fees and expenses due and payable on or before the Effective Date and invoiced to the Borrower in writing prior to the Effective Date;

          (ix) a Federal Reserve Form U-1, as the case may be, with respect to the Commitment of Royal Bank of Canada; and

          (x)  such  other certificates, opinions, documents  and
               instruments    relating   to   the    transactions
               contemplated hereby as may have been reasonably requested by the Agent or any Bank.

          (b)   payment of all fees and expenses due and  payable
under   the  Agreement  or  any  other  agreements  executed   in
connection therewith.

          (c) Such other conditions precedent which the Agent may reasonably have requested or required.

           2.10 Consent. Each of the Subsidiaries hereby (a) consents to and agrees to the terms of this Amendment,
(b)  agrees  that  (i) none of its obligations and  none  of  the
Banks' or the Agent's rights and remedies with respect to the undersigned is released, impaired or affected thereby, (ii) no guaranty agreement provided by the undersigned is released, impaired or affected thereby or by the foregoing, and (iii) this consent shall not be construed as requiring the consent or agreement of the undersigned in any circumstance, (c) ratifies and confirms all provisions of all Loan Documents executed by the undersigned and all documents pertaining thereto or referred to therein, and (d) agrees that none of its obligations, none of the Banks' or the Agent's rights and remedies and no guaranty agreement would be released, impaired or affected if the undersigned had not executed this consent.

          2.11 FINAL AGREEMENT OF THE PARTIES. THIS AMENDMENT (INCLUDING THE SCHEDULE HERETO), THE AGREEMENT, THE NOTES AND THE OTHER LOAN DOCUMENTS TO WHICH THE BORROWER OR ANY OF ITS SUBSIDIARIES AS A PARTY CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN SECTION 26.02(A) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT OF THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO ORAL AGREEMENTS BETWEEN THE PARTIES.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                         CHASE    BANK    OF   TEXAS,    NATIONAL
                         ASSOCIATION,
                         as a Bank and as Agent

                         By:_________________________________________
                         Name:
                         Title:


                         FIRST UNION NATIONAL BANK, as a Bank and as Syndication Agent


                         By:_________________________________________
                         Name:
                         Title:


                         THE FIRST NATIONAL BANK OF CHICAGO, as a
                         Bank and as Documentation Agent

                         By:_________________________________________
                         Name:
                         Title:


                         PNC BANK, NATIONAL ASSOCIATION


                         By:_________________________________________
                         Name:
                         Title:


                         BORROWER:

                         PENN VIRGINIA CORPORATION

                         By:________________________________________
                         Name:______________________________________
                         Title:______________________________________


                         SUBSIDIARIES:

                         PENN VIRGINIA COAL COMPANY


                         By:________________________________________
                         Name:
                         Title:


                         PENN VIRGINIA HOLDING CORP.


                         By:________________________________________
                         Name:
                         Title:


                         PENN VIRGINIA OIL & GAS CORPORATION


                         By: ________________________________________
                         Name:
                         Title:


                         PENN VIRGINIA EQUITIES CORPORATION


                         By: ________________________________________
                         Name:
                         Title:

                          SCHEDULE 1.1

     Bank Name and Address
                                             Amount of Commitment

Chase Bank of Texas, National Association            $30,000,000
600 Travis St., CTH-20-86
Houston, Texas 77002
Attention: Robert C. Mertensotto
               Vice President
Telephone No.: (713) 216-4147
Telecopy No.: (713) 216-4117



First Union National Bank                             $ 30,000,000
c/o First Union Corporation
1001 Fannin Street, Suite 2255
Houston, Texas 77002
Attention: Russell Clingman
Telephone No.: (713) 346-2716
Telecoy No.: (713) 650-6354


Bank One/First Chicago Capital Markets, Inc.          $ 30,000,000
One First National Plaza, MS 0362
Chicago, Illinois 60670-0362
Attention: Jim Gummell
Telephone No.: (312) 732-5785
Telecopy No.: (312) 732-3055


PNC Bank, N.A.                                         $ 30,000,000
One PNC Plaza
249 Fifth Avenue
Mail Stop PI-POPP-03-3
Pittsburgh, Pennsylvania 15222
Attention: Andy Mitrey
Telephone No.: (412) 762-9064
Telecopy No.: (412) 762-2571


___________________
                                             $ 30,000,000
Address: ___________________
___________________________
Attention:___________________
Telephone No.: ______________
Telecopy No.:_______________

     Total Commitment                        $150,000,000

EXHIBIT 10.7


                    PENN VIRGINIA CORPORATION
     Amended and Restated 1995 Directors' Stock Option Plan


1. Purpose.

   The purposes of the Plan are to attract and retain the services of experienced and knowledgeable directors and to encourage eligible directors of Penn Virginia Corporation to acquire a proprietary and vested interest in the growth and performance of the Company, thus enhancing the value of the Company for the benefit of its shareholders.

2. Definitions.

   As used in the Plan, the following terms shall have the meanings set forth below:

   (a)  "Board" means the Board of Directors of the Company.

   (b) "Code" means the Internal Revenue Code of 1986, as amended.

   (c) "Common Stock" means the common stock, par value $6.25 per share, of the Company.

   (d)  "Company" means Penn Virginia Corporation.

   (e)  "Eligible Director" means each director of the Company.

   (f)  "Exchange Act" means the Securities Exchange Act of
      1934, as amended.

   (g) "Fair Market Value" means with respect to the Common Stock on any given date the closing stock market price for a Share (as reported by the New York Stock Exchange, any other exchange on which the Shares are listed or any other recognized stock quotation service), or in the event that there shall be no closing stock price on such date, the closing stock price on the date nearest preceding such date.

   (h) "Grant Date" means the date on which an Option or Share is granted.

   (i) "Option" means any right granted to an Optionee allowing such Optionee to purchase Shares at such price or prices and during such period or periods as are set forth in the Plan. All
Options shall be non-qualified options.

   (j) "Option Agreement" means a written instrument evidencing an Option granted hereunder and signed by an authorized representative of the Company and the Optionee.

   (k) "Optionee" means an Eligible Director who receives an Option under the Plan.

   (l)  "Shares" means shares of Common Stock.

3. Administration.

   Subject to the terms of the Plan, the Board shall have the power to interpret the provisions and supervise the administration of the Plan.


4. Shares Subject to the Plan.

   (a) Total Number. Subject to adjustment as provided in this Section, the total number of Shares which may be granted or as to which Options may be granted under the Plan shall be 200,000 Shares. Any Shares issued pursuant to a grant of Shares or pursuant to Options granted hereunder may consist, in whole or in part, of authorized and unissued Shares or treasury Shares.

   (b)  Reduction in Number of Shares Available.

      (i) The grant of an Option shall reduce the number of Shares which may be granted or as to which Options may be granted by the number of Shares subject to such Option.

      (ii) Any Shares issued by the Company through the assumption or substitution of outstanding grants of an acquired company shall not reduce the Shares available for grants under the Plan.

   (c) Increase in Number of Shares Available. The lapse, expiration, cancellation, or other termination of an Option that has not been fully exercised shall increase the number of Shares as to which Options may be granted by the number of Shares that have not been issued upon exercise of such Option.

   (d) Other Adjustments. The total number and kind of Shares available under the Plan, the number and kind of Shares subject to outstanding Options, and the exercise price for such Options shall be appropriately adjusted by the Board for:

      (i)  any increase or decrease in the number of outstanding
    Shares resulting from a stock dividend, subdivision, combination of Shares, reclassification, or other change in corporate structure or capitalization affecting the Shares.

      (ii) any conversion of the Shares into or exchange of the Shares for other shares as a result of any merger or consolidation (including a sale of assets), or

      (iii) any other event such that an adjustment is made reasonably necessary to maintain the proportionate interest of the Optionee.

5. Grant of Shares and Options.

   On February 8, 1995, or, with respect to any person who was not an Eligible Director on such date, on the date such person becomes an Eligible Director, each Eligible Director shall be granted an Option to acquire 10,000 Shares. Thereafter, on the first business day of each year from 1996 through 2002, inclusive, each Eligible Director on such date shall be granted an Option to acquire an additional 200 Shares. In addition, except as otherwise agreed, effective on and after October 25, 2000 through the termination of the Plan each Eligible Director shall receive 1,000 Shares issuable on the date of the Company's annual meeting; $2,500 payable quarterly, at the Eligible Director's option, either in cash or Shares; and $1,000 in meeting fees ($1,250 for the committee chairman) for each Board and committee meeting attended by the Eligible Director which shall be paid, at the Eligible Director's option, in cash or Shares.

6. General Terms Regarding Option Grants.

   The following provisions shall apply to each Option:

   (a) Option Price. The purchase price per Share purchasable under an Option shall be 100% of the Fair Market Value of a Share on the Grant Date.

   (b) Option Period. Each Option granted shall expire 10 years from its Grant Date, and shall be subject to earlier termination as hereinafter provided.

   (c) Service Period. Each Option granted under the Plan shall become exercisable by the Optionee only after the completion of one year of Board service immediately following the Grant Date. Exercise of any or all previously granted Options shall not be required.

   (d) Transfer and Exercise. No Option shall be transferable by the Optionee except by will or the laws of descent and distribution. In the event of the death of an Optionee, the Option, if otherwise exercisable by the Optionee at the time of such death, may be exercised within six months after such Optionee's death by the person to whom such right has passed by will or the laws of descent and distribution.

   (e) Method of Exercise. Any Option may be exercised, after the completion of one year of Board service following the Grant Date, by the Optionee in whole or in part at such time or times and by such methods as the Board may specify, including by Cashless Exercise (as defined in Section 9(f)). The applicable Option Agreement may provide that the Optionee may make payment of the Option price in cash, Shares, or such other consideration as the Board may specify, or any combination thereof, having a Fair Market Value on the exercise date equal to the total Option price.

   (f) Issuance of Certificates; Payment of Cash. Only whole Shares shall be issuable upon exercise of Options. Any right to a fractional Share shall be satisfied in cash. Upon payment to the Company of the Option price, the Company shall deliver to the Optionee a certificate for the number of whole Shares and a check for the Fair Market Value on the date of exercise of the fractional share to which the Optionee is entitled.

7. Change in Control.

   (a) Effect of Change in Control. Notwithstanding anything in the Plan to the contrary, other than the initial shareholder approval requirement set forth in Section 10, and subject to any applicable pooling-of-interest accounting rules, in the event of a Change in Control of the Company, the Options granted under
Section 5 shall vest and become immediately exercisable; provided, however, that at least six months shall elapse from the Grant Date of an Option to the date of disposition of any Shares issued upon exercise of such Option. In the event of a Change in Control of the Company as defined in Section 7(b)(iii), the Company may provide in any agreement with respect to such merger or consolidation that the surviving corporation shall grant options to the Optionees to acquire shares in such corporation with respect to which the excess of the fair market value of the share of such corporation immediately after the consummation of such merger or consolidation over the option price shall not be less than the excess of the Fair Market Value of the Shares over the Option price of Options, immediately prior to the consummation of such merger or consolidation.

   (b) Definition. For purposes of the Plan, a "Change in Control of the Company" shall be deemed to have occurred if:

      (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than a trustee of other fiduciary holding securities under an employee benefit plan of the Company or any company owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, becomes, after the effective date of the Plan, the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities;

      (ii) during any period of two consecutive years (not including any period prior to the effective date of the
    Plan), individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in any of clauses (i), (iii) and (iv) of this Section 7(b)) whose election by the Board or whose nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason (other than retirement) to constitute at least a majority thereof;

      (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

      (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

8. Amendments and Termination.

   (a) Board Authority. The Board may amend, alter, or terminate the Plan, but no amendment, alteration, or termination shall be made (i) that would impair or adversely affect the rights of an Optionee under an Option theretofore granted, without the Optionee's consent, or (ii) without the approval of the shareholders if such approval is necessary to comply with any tax or regulatory requirement, including for these purposes any approval requirement that is a prerequisite for exemptive relief from Section 16(b) of the Exchange Act, or if the proposed alteration or amendment would increase the aggregate number of Shares that may be issued pursuant to the Plan (other than pursuant to Section 4 (d) hereof); provided, however that no provision of the Plan that (i) permits Eligible Directors to receive Options, (ii) states the amount or price of Options to be granted to Eligible Directors, (iii) specifies the timing of grants of Options to Eligible Directors, or (iv) sets forth a formula that determines the amount, price or timing of grants of Options to Eligible Directors, shall be amended more frequently than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

   (b) Prior Shareholder and Optionee Approval. Anything herein to the contrary notwithstanding, in the event that amendments to the Plan are required in order that the Plan or any other stock-based compensation plan of the Company comply with the requirements of Rule 16b-3 issued under the Exchange Act, as amended from time to time, or any successor rule promulgated by the Securities and Exchange Commission related to the treatment of benefit and compensation plans under Section 16 of the Exchange Act, the Board is authorized to make such amendments without the consent of Optionees or the shareholders of the Company.

9. General Provisions.

   (a) Compliance with Regulations. All certificates for Shares issued and delivered under the Plan pursuant to a grant of Shares or pursuant to the exercise of any Option shall be subject to such stock transfer orders and other restrictions as the Board may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Shares are then listed, and any applicable federal or state securities law, and the Board may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions. The Company shall not be required to issue or deliver any Shares under the Plan prior to the completion of any registration or qualification of such Shares under any federal or state law, or under any ruling or regulation of any governmental body or national securities exchange, that the Board in its sole discretion shall deem to be necessary or appropriate.

   (b) Other Plans. Nothing contained in the Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to shareholder approval if such approval is required by applicable law or the rules of any stock exchange on which the Common Stock is then listed; and such arrangements may be either generally applicable or applicable only in specific cases.

   (c) Withholding of Taxes. Each Optionee shall pay to the Company, upon the Company's request, all amounts necessary to satisfy the Company's federal, state and local tax withholding obligations, if any, with respect to the grant or exercise of any Option.

   (d) Conformity With Law. If any provision of the Plan is or becomes or is deemed invalid, illegal, or unenforceable in any jurisdiction, or would disqualify the Plan or any Option under any law deemed applicable by the Board, such provision shall be construed or deemed amended in such jurisdiction to conform to applicable laws or if it cannot be construed or deemed amended without, in the determination of the Board, materially altering the intent of the Plan, it shall be stricken and the remainder of the Plan shall remain in full force and effect.

   (e)  Insufficient Shares.  In the event there are insufficient
Shares remaining to satisfy all of the Share or Option grants under Section 5 made on the same day, such grants shall be reduced pro-rata.

   (f) An Optionee may exercise and pay for Shares purchased upon the exercise of an Option through the use of a brokerage firm to make payment to the Company of the option price and any taxes required by law to be withheld upon exercise of the Option either from the proceeds of a loan to the Optionee from the brokerage firm or from the proceeds of the sale of Shares issued pursuant to the exercise of the Option, and upon receipt of such payment the Company shall deliver the shares issuable under the Option exercised to such brokerage firm (a "Cashless Exercise"). Notwithstanding anything stated to the contrary in the Plan, the date of exercise of a Cashless Exercise shall be the date on which the broker executes the sale of exercised Shares or, if no sale is made, the date the broker receives the exercise loan notice from the Optionee to pay the Company for the exercised Shares.

10.   Effective Date and Termination.

   The Plan shall become effective upon approval by the Company's shareholders and, with respect to new grants, shall terminate on the second business day of 2002. With respect to outstanding Options, the Plan shall terminate on the date on which all outstanding Options have expired or terminated. The Board shall submit the Plan to the shareholders of the Company for their approval at the 1995 annual meeting of shareholders unless such shareholders' approval shall have been obtained prior to such meeting. Any Option granted before the approval of the Plan by the shareholders of the Company shall be expressly conditioned upon, and any Option shall not be exercisable until, such approval on or prior to the date of the 1995 annual meeting of such shareholders. If such shareholder approval is not received at or before the 1995 annual meeting, the Board shall have the right to terminate the Plan, in which case all Options granted under the Plan shall expire.

EXHIBIT 21

                    PENN VIRGINIA CORPORATION

                   SUBSIDIARIES OF REGISTRANT



        NAME                        PERCENTAGES             STATE
Penn Virginia Holding Corp.          100%                   Delaware
Penn Virginia Coal Company           100%                   Virginia
Penn Virginia Equities Corporation   100%                   Delaware
Penn Virginia Oil & Gas Corporation  100%                   Virginia
Penn Virginia Energy Co.             100%                   Virginia
Concord Land Company                 100%                   Delaware
Kanawha Rail Corp.                   100%                   Virginia
Paragon Coal Corporation             100%                   Virginia
Savannah Land Company                100%                   Delaware

EXHIBIT 23.1



As independent public accountants, we hereby consent to the incorporation of our report dated February 9, 2001, included in the Annual Report of Penn Virginia Corporation on Form 10-K for the year ended December 31, 2000, into Penn Virginia Corporation's previously filed Registration Statements Nos. 33-49438, 33-96465, 33-59651 and 33-96463 on Form S-8.


                                    ARTHUR ANDERSEN    LLP


Houston, Texas
February 21, 2001