Form 10-Q
period 2001-03-31
PENN VIRGINIA CORP
filed 2001-05-08
CIK 77159

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

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - Unaudited
(in thousands)

March 31, 2001 (Unaudited)	December 31, 2000
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current liabilities		
Short-term debt	$ 3,315	$ 740
Accounts payable	1,772	2,609
Accrued expenses	8,479	7,154
Current deferred income taxes	-	136
Taxes on income	3,733	7,296
Total current liabilities	**17,299**	**17,935**
Other liabilities	5,526	5,486
Deferred income taxes	33,055	26,683
Long-term debt	31,500	47,500
Commitments and contingencies		
Shareholders' equity		
Preferred stock of $100 par value- authorized 100,000 shares; none issued		
Common stock of $6.25 par value- 16,000,000 shares authorized; 8,921,866 shares issued	55,762	55,762
Other paid in capital	8,885	8,100
Retained earnings	101,494	92,718
Accumulated other comprehensive income	34,137	26,606
	200,278	183,186
Less: 196,055 shares in 2001 and 524,108 in 2000 of common stock held in treasury, at cost	4,604	10,974
Unearned compensation - ESOP	1,000	1,050
Total shareholders' equity	**194,674**	**171,162**
Total liabilities and shareholders' equity	**$ 282,054**	**$ 268,766**

PENN VIRGINIA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

1. ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 2000 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain reclassifications have been made to conform to the current period's presentation.

New Accounting Principle

Effective January 1, 2001, Penn Virginia adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Currently, the Company's derivatives are accounted for as cash flow hedges. The effects of the hedging activities in the first quarter of 2001 resulted in $137,000 being reported in other comprehensive income.

2. SECURITIES

The cost, gross unrealized holding gains or losses and market value for available-for-sale securities at March 31, 2001 were as follows (in thousands):

3. LEGAL

The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

4. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the quarters ended March 31, 2001 and 2000 (in thousands, except share data.)

5. COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three month periods ended March 31, 2001 and 2000, the components of comprehensive income are as follows (in thousands):

6. SEGMENT INFORMATION

Penn Virginia's operations are classified into two operating segments:

Oil and Gas - crude oil and natural gas exploration, development and production.

Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber (in thousands.)

Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of securities or properties, unallocated general corporate expenses, interest expense and income taxes. Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities.

7. SUBSEQUENT EVENTS

In April 2001, the Company sold its 3.3 million common share position in Norfolk Southern Corporation. The shares were sold at an average price of $17.39 per share. Proceeds from the sale, net of commissions, totaled $57.4 million. Penn Virginia will record a pre-tax gain on the Norfolk Southern transaction of $54.6 million in the second quarter of 2001.

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

Results of Operations - First Quarters of 2001 and 2000 Compared

Penn Virginia reported 2001 first quarter consolidated earnings of $10.7 million or $1.22 per share (diluted), compared with $5.3 million or $0.65 per share (diluted) for the first quarter of 2000. On a consolidated basis, revenues increased $10.5 million, primarily as a result of increased natural gas prices, natural gas production and coal royalties. Expenses on a consolidated basis were $1.9 million higher than the 2000 comparable period, primarily due to increases in depreciation, depletion and amortization, general and administrative expenses, and taxes other than income.

Oil and Gas Segment

Operating income for the oil and gas segment was $11.0 million for the first quarter of 2001, compared with $2.6 million for the first quarter of 2000. Operational and financial data for the Company's oil and gas segment for the first quarter of 2001 and 2000 is summarized as follows:

Operations Summary

In the first quarter 2001, 81 percent of natural gas production was sold at market prices. The remainder was sold under a fixed price term contract which began in April 2000 and expired in March 2001 at an average price of $3.12 per Mcf.

From April 2001 through October 2001, Penn Virginia has in place a basis hedge and costless collar with a floor of $4.95 per Mcf and a ceiling of $7.16 per Mcf on 4,854 Mcf per day. For the same period, the Company has basis hedges in place for an additional 3,883 Mcf per day at $0.33 per Mcf. The Company will, when circumstances warrant, hedge the price received for market-sensitive production through the use of fixed price term contracts or derivatives.

Financial Summary

Oil and Condensate. Oil sales decreased $103,000 in the first quarter of 2001, compared with the same period of 2000. The decrease was a direct result of the Company's oil production decline due to the sale of oil and gas properties in the fourth quarter of 2000.

Natural Gas. Natural gas sales increased $10.0 million, or 140 percent, in the first quarter of 2001, compared with the same period of 2000. The average natural gas price received was 117 percent higher in the first quarter of 2001, compared with the same quarter of the prior year. Additionally, production increased 266 MMcf, or 11 percent, in the first quarter of 2001 compared with the same period in 2000 due to a May 2000 acquisition of certain oil and gas properties in West Virginia and Kentucky for $34.7 million and the Company's drilling program. These production increases were offset by the Company's Kentucky divestiture in December 2000.

Operating Expenses. Operating expenses for the first quarter of 2001 were $818,000, compared with $1.1 million in the first quarter of 2000. On a Mcfe basis, operating expenses decreased to $0.29 in 2001 from $0.42 in 2000 primarily due to minimal operating costs associated with the Company's May 2000 acquisition of royalty interest for $34.7 million and the divestiture of high operating cost properties in December 2000. Additionally, one of the Company's primary gatherers changed their rate to a volumetric retainage from 19.4 cents per MMbtu in January 2001; consequently, no gathering expense was charged to lease operating expense in the first quarter of 2001.

Exploration Expenses. Exploration expenses for the first quarter of 2001 increased to $672,000, compared with $418,000 in the first quarter of 2000. The increase is a result of seismic expenditures associated with the Company's exploration activities.

Taxes other than on Income. Taxes other than on income increased to $1.1 million in the first quarter of 2001 from $651,000 in 2000. On a Mcfe basis, taxes other than on income increased to $0.38 in 2001 versus $0.26 in 2000. The increase is primarily due to increased severance and ad valorem taxes associated with the higher prices received for natural gas.

General and Administrative. General and administrative expenses increased to $959,000 in the first quarter of 2001 from $610,000 in 2000. On a Mcfe basis, general and administrative expenses increased to $0.34 in 2001 versus $0.24 in 2000. Penn Virginia increased its technical and administrative staff, including an Oil and Gas President, in conjunction with planned increases in oil and gas development activity.

Depreciation and Depletion. On a Mcfe basis, depreciation and depletion increased to $0.95 per Mcfe in the first quarter of 2001 from $0.81 per Mcfe in 2000. The increase is a result of recent acquisitions coupled with the divestiture of the Company's Kentucky properties which had a lower depletion rate as a result of impairments applied in earlier years.

Coal Royalty and Land Management

Operating income for the coal royalty and land management segment was $7.3 million for the first quarter of 2001, compared with $6.4 million for the first quarter of 2000. Operational and financial data for the Company's coal segment for the 2001 and 2000 first quarter is summarized in the following tables:

Operations Summary

Financial Summary

Certain reclassifications have been made to conform to the current period presentation.

Coal Royalties. Coal royalties increased $1.4 million, or 24 percent, in the first quarter of 2001 compared with the same period in 2000. The increase was attributable to several factors. Two operators in West Virginia had begun start-up operations in early 2000 and are now producing at substantially higher levels. One operator in Virginia added three additional mines in 2000. An additional operator in Virginia increased production due to coal market conditions.

Timber Sales. Timber sales decreased to $361,000 in the first quarter of 2001 from $532,000 in the comparable 2000 period. Volume sold was 1,850 Mbf in the first quarter of 2001, compared with 1,858 Mbf in 2000. The average realized prices substantially decreased from $270 per Mbf in the first quarter of 2000 to $159 per Mbf in the comparable period of 2001. The price variance is a result of the sale of premium hardwoods in the first quarter of 2000 coupled with a recent softening in the timber market in 2001.

Other Income. Other income remained relatively constant at $2.0 million in the first quarter of 2001, compared with $2.1 million in the comparable 2000 period. The primary components of other income are fees generated from the Company's unit-train loadout and forfeited minimums received from the Company's lessees.

Operating Expenses. Operating expenses increased from $640,000 in the first quarter of 2000 to $961,000 in the first quarter of 2001. The increase is a result of additional lease expense in West Virginia. Lease expense is recognized when third party operators actively mine on the Company's sub-leased properties.

Exploration Expenses. Exploration expenses decreased $34,000 to $23,000 in the first quarter of 2001 from $57,000 in the 2000 comparable period. The decrease is a result of the timing of the startup of the Company's 2001 coal core drilling program.

Taxes other than Income. Taxes other than income increased $13,000, or seven percent, from $175,000 in the first quarter of 2000 to $188,000 in the first quarter of 2001. On a per ton basis, taxes other than income remained relatively constant at $0.05 in 2001 versus $0.06 in 2000.

General and Administrative. General and administrative expenses decreased $50,000, or seven percent, in the first quarter of 2001, compared with the same period of 2000. The variance is attributable to legal fees paid in the first quarter of 2000.

Depreciation and Depletion. Depreciation and depletion remained relatively constant at $0.16 per ton in the first quarter of 2001 compared with $0.17 per ton in the 2000 comparable period.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows from Operating Activities.

Funding for the Company's activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $15.9 million in the first quarter of 2001, compared with $8.9 million in the first quarter of 2000.

Cash Flows from Investing Activities.

During the first quarter of 2001, the Company used $6.9 million in investing activities. Capital expenditures totaled $7.2 million in the first quarter of 2001, compared with $3.0 million in same period in 2000. In the first quarter of 2001, the oil and gas segment incurred $2.5 million in capital expenditures relating to additional leasing and the drilling of 37 gross (29.9 net) wells.

Cash Flows from Financing Activities.

Net cash used from financing activities totaled $9.7 million in the first quarter of 2001, compared with $6.9 million in 2000. Penn Virginia paid $1.9 million of dividends in the first quarter of 2001 and also used $13.4 million as a repayment of debt. Penn Virginia has a $175 million unsecured revolving credit facility (the "Revolver") with a final maturity of June 2003. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions, among other requirements. The outstanding balance on the Revolver was $31.5 million at March 31, 2001. Management believes its portfolio of investments and sources of funding are sufficient to meet short- and long-term liquidity needs not funded by cash flows from operations.

Other

Accounting for Derivative Instruments and Hedging Activities. Effective January 1, 2001, Penn Virginia adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Currently, the Company's derivatives are accounted for as cash flow hedges. The effects of the hedging activities in the first quarter of 2001 resulted in $137,000 being reported in other comprehensive income.

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

PART II Other information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2001.

PENN VIRGINIA CORPORATION

INDEX