Form 10-Q
period 2001-06-30
PENN VIRGINIA CORP
filed 2001-08-14
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________________ to ______________________________

PENN VIRGINIA CORPORATION

(Exact name of registrant as specified in its charter)

                              Virginia                                                                                        23-1184320

           (State or other jurisdiction of                                                                  (  I.R.S. Employer
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

Number of shares of common stock of registrant outstanding at August 7, 2001:  8,869,113

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  -  unaudited
(in thousands, except share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Revenues:
Natural gas	$ 14,506	$ 10,374	$ 31,547	$ 17,463
Oil and condensate	77	236	159	421
Coal royalties	7,928	6,127	15,261	12,042
Timber	397	808	758	1,340
Dividends	-	662	198	1,323
Other income	1,026	1,070	3,105	3,262
Total revenues	23,934	19,277	51,028	35,851
Expenses:
Operating expenses	1,792	1,878	3,571	3,581
Exploration expenses	1,948	871	2,655	1,395
Taxes other than income	1,238	956	2,615	1,869
General and administrative	2,927	2,446	5,963	5,042
Depreciation, depletion, amortization	3,474	2,903	6,761	5,468
Total expenses	11,379	9,054	21,565	17,355

Operating income	12,555	10,223	29,463	18,496

Other income (expense):
Interest expense	(289)	(1,765)	(1,096)	(3,264)
Gain on sale of property and equipment	807	-	834	98
Gain on sale of securities	54,688	-	54,688	-
Other income	457	352	844	708
Income before income tax	68,218	8,810	84,733	16,038
Income tax expense	25,200	2,628	31,005	4,513
Net income	$ 43,018	$ 6,182	$ 53,728	$ 11,525

Net income per share, basic	$ 4.88	$ 0.75	$ 6.19	$ 1.41
Net income per share, diluted	$ 4.79	$ 0.74	$ 6.09	$ 1.40

Weighted average shares outstanding, basic	8,820	8,193	8,679	8,147
Weighted average shares outstanding, diluted	8,982	8,325	8,827	8,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 597	$ 735
Accounts receivable	14,522	12,926
Current portion of long-term notes receivable	825	981
Derivative instruments	999	-
Other	1,394	652
Total current assets	18,337	15,294

Investments	-	44,080
Long-term notes receivable	2,092	2,427

Oil and gas properties; wells and equipment, using the
successful efforts method of accounting	194,007	174,504
Other property, plant and equipment	117,071	83,534
Less: Accumulated depreciation, depletion and amortization	(59,617)	(52,922)
Total property, plant and equipment	251,461	205,116

Other assets	1,802	1,849

Total assets	$ 273,692	$ 268,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2001	2000
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on long-term debt	$ 519	$ 740
Accounts payable	1,298	2,609
Accrued liabilities	9,891	7,154
Income taxes payable	22,014	7,296
Current deferred income tax	-	136

Total current liabilities	33,722	17,935

Other liabilities	5,673	5,486
Deferred income taxes	15,754	26,683
Long-term debt	12,000	47,500

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock of $100 par value - 100,000 shares
authorized; none issued	-	-
Common stock of $6.25 par value - 16,000,000 shares
authorized; 8,921,864 shares issued	55,762	55,762
Other paid-in-capital	9,902	8,100
Retained earnings	142,514	92,718
Accumulated other comprehensive income	450	26,606
	208,628	183,186
Less: Treasury stock, at cost - 53,216 shares in 2001 and
524,108 in 2000	1,135	10,974
Unearned compensation - ESOP	950	1,050

Total shareholders' equity	206,543	171,162

Total liabilities and shareholders' equity	$ 273,692	$ 268,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS  -  unaudited
(dollars in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Cash flow from operating activities:
Net Income	$ 43,018	$ 6,182	$ 53,728	$ 11,525
Adjustments to reconcile net income to net
income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,474	2,903	6,761	5,468
Gain on sale of property and equipment	(807)	-	(834)	(98)
Gain on sale of securities	(54,688)	-	(54,688)	-
Deferred income taxes	840	708	3,023	1,266
Dry hole and unproved leasehold expense	1,344	402	1,454	409
Tax benefit from exercise of stock options	1,148	-	2,716	-
Other	36	10	84	5
Changes in operating assets and liabilities:
Current assets	(3,446)	(2,733)	(2,338)	(2,409)
Current liabilities	19,220	1,179	16,144	1,859
Other assets	(6)	87	(36)	165
Other liabilities	146	188	186	(409)
Net Cash provided by operating activities	10,279	8,926	26,200	17,781

Cash flows from investing activities:
Proceeds from notes receivable	246	266	491	508
Proceeds from sale of property and equipment	1,181	7	1,246	107
Proceeds from sale of securities	57,525	-	57,525	-
Capital expenditures	(47,747)	(43,349)	(54,971)	(46,350)
Net cash provided by (used in) investing activities	11,205	(43,076)	4,291	(45,735)

Cash flows from financing activities:
Dividends paid	(1,997)	(1,830)	(3,932)	(3,678)
Debt borrowing (repayments), net	(22,297)	35,036	(35,722)	35,030
Purchase of treasury stock	-	-	-	(5,056)
Issuance of stock	3,388	944	9,025	1,001
Net Cash provided by (used in) financing activities	(20,906)	34,150	(30,629)	27,297

Net increase (decrease) in cash and cash equivalents	578	-	(138)	(657)
Cash and cash equivalents-beginning	19	-	735	657
Cash and cash equivalents-ending	$ 597	$ -	$ 597	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(1)     ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principals generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 2000 annual report on Form 10-K. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2)     SECURITIES

In April 2001, Penn Virginia Corporation sold 3.3 million shares of Norfolk Southern common stock for $57.4 million, which resulted in a $54.7 million gain on sale of securities.

(3)     LEGAL

The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

(4)     EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations at June 30, 2001 and 2000.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Net Income	$ 43,018	$ 6,182	$ 53,728	$ 11,525

Weighted average shares, basic	8,820	8,193	8,679	8,147
Dilutive securities:
Stock options	162	132	148	61
Weighted average shares, diluted	8,982	8,325	8,827	8,208

Net Income per share, basic	$ 4.88	$ 0.75	$ 6.19	$ 1.41
Net Income per share, diluted	$ 4.79	$ 0.74	$ 6.09	$ 1.40

(5)     COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three and six months periods ended June 30, 2001 and 2000, the components of comprehensive income are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net income	$ 43,018	$ 6,182	$ 53,728	$ 11,525
Holding gain (loss) during period, net of tax	1,348	1,340	8,741	12,093
Reclassification adjustment, net of tax	(35,547)	-	(35,547)	-
Price risk management activities, net of tax	512	-	649	-
Comprehensive income (loss)	$ 9,331	$ 7 ,522	$ 27,571	$ (568)

The reclassification adjustment relates to the  April 2001 sale of  3.3 million shares of Norfolk Southern common stock.

(6)     SEGMENT INFORMATION

Penn Virginia's operations are classified into two operating segments:

     Oil and Gas - crude oil and natural gas exploration, development and production.

     Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.

		Coal Royalty
		and Land	Corporate and
	Oil and Gas	Management	Other	Consolidated
	(in thousands)
For the six months ended June 30, 2001
Revenues	$ 31,829	$ 19,001	$ 198	$ 51,028
Operating costs and expenses	8,449	3,427	2,928	14,804
Depreciation, depletion and amortization	5,450	1,271	40	6,761
Operating income (loss)	17,930	14,303	(2,770)	29,463
For the six months ended June 30, 2000
Revenues	$ 18,205	$ 16,323	$ 1,323	$ 35,851
Operating costs and expenses	5,923	3,274	2,690	11,887
Depreciation, depletion and amortization	4,419	1,027	22	5,468
Operating income (loss)	7,863	12,022	(1,389)	18,496
Identifiable assets
June 30, 2001	160,616	111,874	1,202	273,692
December 31, 2000	142,613	80,923	45,230	268,766

Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain, (loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes. Identifiable assets are those used in in the Company's operation in each segment.

(7)     NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.  Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged.  The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined the timing of adoption.

(8)     SUBSEQUENT EVENTS

On July 23, 2001, the Company acquired all of the outstanding stock of Synergy Oil and Gas, Inc., a Texas corporation.  Cash consideration for the stock was $112 million (subject to certain post closing adjustments) and was funded by long-term debt.  As of July 1, 2001, Synergy Oil and Gas, Inc. had net proved oil and gas reserves of approximately 59 billion cubic feet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company operates in two business segments: oil and gas, and coal royalty and land management. The oil and gas segment explores for, develops and produces crude oil and natural gas in the eastern and southern portions of the United States. The coal royalty and land management segment included Penn Virginia's mineral rights to coal reserves, its timber assets and land assets.

Results of Operations - Second quarters of 2001 and 2000 Compared.

Penn Virginia reported 2001 second quarter earnings of $43.0 million, or $4.79 per share (diluted), compared with $6.2 million, or $0.74 per share (diluted), for the second quarter of 2000. On a consolidated basis, revenues increased $4.7 million in the second quarter of 2000 primarily from increases in natural gas revenues and coal royalty revenues. Expenses on a consolidated basis were $2.3 million higher in the second quarter of 2001 than the 2000 comparable period. In April 2001, the Company recognized a gain of $35.5 million ($54.7 million pre-tax ) on the sale of 3.3 million shares of Norfolk Southern Corporation common stock.

Results of Operations - Six months of 2001 and 2000 Compared.

Penn Virginia reported 2001 six months earnings of $53.7 million, or $6.09 per share (diluted), compared with $11.5 million, or $1.40 per share (diluted), for the same period of 2000. On a consolidated basis, revenues increased $15.2 million, primarily from increases in natural gas revenues and coal royalty revenues. Expenses on a consolidated basis were $4.2 million higher than the 2000 comparable period.

Selected operating and financial data by segment is presented below.

Oil and Gas

On July 23, 2001, the Company closed its $112 million acquisition of Synergy Oil & Gas, Inc. Houston-based Synergy is a privately owned independent exploration and production company with operations primarily in the Texas onshore Gulf Coast and West Texas areas. The Company had announced the signing of a definitive agreement to acquire Synergy on June 21, 2001. As of July 1, 2001, Synergy had net proved reserves of 59.2 billion cubic feet equivalent (Bcfe), 55% of which was natural gas and 45% was oil, as well as several exploration opportunities.  Synergy's current daily net production is 12.0 million cubic feet (Mmcf) of natural gas and 1,200 barrels of oil, or 19.2 Mmcf equivalent. Synergy has interests in 163 producing wells, approximately 86% of which it operates, and control of 27,300 net developed and 10,000 net undeveloped leasehold acres and 214 square miles of 3-D seismic data.

As of June 30, 2001, the Company had in place costless collars through October 2001, based on Henry Hub, with a floor of $4.60 per MMbtu and a ceiling of $6.75 per MMbtu on 5,000 MMbtu per day.  For July through October 2001, the Company has two basic hedges in place for 9,000 MMbtu per day at a  weighted average differential of $0.26 above Henry Hub.

In conjunction with the Synergy acquisition on July 23, 2001, the Company inherited costless collars for the remainder of 2001, based on Henry Hub, with a floor of $4.02 per MMbtu and a ceiling of $8.77 per MMbtu on 3,900 MMbtu per day.  In addition, the Company has in place costless collars, based on West Texas Intermediate, for the remainder of 2001 for 424 Bbls per day at a weighted average floor of $22.92 per Bbl and a ceiling of $27.77 per Bbl.

Also relating to the Synergy acquisition, the Company has costless collars in effect for January 2002 through December 2002, based on Henry Hub, with a floor of $4.02 per MMbtu and a ceiling of $5.92 per MMbtu on 3,600 MMbtu per day.  For the same period, costless collars, based on West Texas Intermediate, for oil and condensate totaled 460 Bbls per day at a floor of $20.86 per Bbl and a ceiling of $25.40 per Bbl.

Operating income for the oil and gas segment was $6.9 million and $17.9 million for the three and six months ended June 30, 2001, compared with $5.3 million and $7.9 million for the respective periods in 2000. Operational and financial data for the Company's oil and gas segment for the 2001 and 2000 three and six months ended June 30 is summarized in the following tables:

Operations Summary

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Production
Natural gas (MMcf)	2,932	2,835	5,695	5,332
Oil and condensate (MBbls)	4	10	7	17
Production, MMcfe	2,956	2,895	5,737	5,434

Average Realized Prices
Natural gas ($Mcf)	$ 4.95	$ 3.66	$ 5.54	$ 3.28
Oil and condensate ($/Bbl)	19.25	23.70	22.71	24.76

Average Costs (per MMcfe)
Lease operating	$ 0.36	$ 0.36	$ 0.33	$ 0.39
Exploration expenses	0.61	0.26	0.43	0.22
Taxes other than income	0.34	0.27	0.36	0.26
General and administrative	0.36	0.21	0.35	0.22
Depreciation, depletion and amortization	0.95	0.82	0.95	0.81
Total costs	$ 2.62	$ 1.92	$ 2.42	$ 1.90

  Financial Summary

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Revenues:
Natural gas sales	$ 14,506	$ 10,374	$ 31,547	$ 17,463
Oil and condensate	77	236	159	421
Other income	70	187	123	321
Total revenue	$ 14,653	$ 10,797	$ 31,829	$ 18,205

Expenses:
Operating expenses	$ 1,052	$ 1,039	$ 1,870	$ 2,102
Exploration expenses	1,805	762	2,476	1,180
Taxes other than income	1,015	775	2,073	1,426
General and administrative	1,071	605	2,030	1,215
Depreciation, depletion and amortization	2,805	2,361	5,450	4,419
Total expenses	$ 7,748	$ 5,542	$ 13,899	$ 10,342

Operating Income	$ 6,905	$ 5,255	$ 17,930	$ 7,863

Results of Operations  -  Oil and Gas Segment

Revenues. Revenues increased $3.9 million, or 36 percent, to $14.7 million in the second quarter of 2000, compared with $10.8 million for the same period of 1999. Revenue for the first half of 2000 increased $13.6 million, or 75 percent, to $31.8 million from the comparable 2000 amount. These increases were primarily a  result of increased natural gas prices.

Natural gas sales increased $4.1 million, or 38 percent, in the second quarter of 2001 and $14.1 million, or 81 percent for the six months ended June 30, 2001, compared with 2000 amounts. Natural gas production for the second quarter of 2001 increased three percent over the comparable 2000 period while the average price received increased 35 percent to $4.95 per thousand cubic feet (Mcf) for the same period. Natural gas production for the first half of 2001 increased seven percent over the comparable 2000 period while the average price received increased 69 percent to $5.54 per Mcf for the same periods.

Oil and condensate revenues decreased to $77,000 and $159,000 for the three and six months ended June 30, 2001 from $236,000 and $421,000 for the comparable periods in 2000. These decreases are attributable to a decline in production related to the Company's divestiture in December 2000.

Expenses. Expenses for the oil and gas segment increased to $7.7 million and $13.9 million for the three and six months ended June 30, 2001, respectively, compared with $5.5 million and $10.3 million for the same periods in 2000.

Lease operating expenses were $0.36 and $0.33 on a Mcfe basis, for the three and six months ended June 30, 2001 compared with  $0.36 and $0.39 for the same periods in 2000. The decrease for the six months ended June 30, 2001 is primarily due to the divestiture of high operating cost properties in December 2000.  For the three months ended June 30, 2001, the decrease was offset by several repair and maintenance projects performed in the second quarter of 2001.

Exploration expenses increased to $1.8 million and $2.5 million for the three and six months ended June 30, 2001 from $762,000 and $1.2 million for the same periods in 2000. The increases are a result of seismic expenditures and two gross (0.5 net) nonproductive, exploratory wells.

Taxes other than income increased 31 percent to $1.0 million in the second quarter of 2001, compared with $775,000 in the same period of 2000. For the six months ended June 30, 2001, taxes other than income increased 45 percent, to $2.1 million, from the comparable 2000 amount. The increase is primarily due to increased severance taxes associated with the higher prices received for natural gas.

General and administrative expenses increased 77 percent to $1.1 million in the second quarter of 2001, compared with $605,000 in the same period of 2000. For the six months ended June 30, 2001, general and administrative expenses increased 67 percent, to $2.0 million, from the comparable 2000 amount.  The Company increased its oil and gas technical and administrative staff in conjunction with planned increases in oil and gas development activity.

Depreciation and depletion increased to $2.8 million and $5.5 million for the three and six months ended June 30, 2001, compared with $2.4 million and $4.4 million for the same periods in 2000. Depreciation and depletion, on a Mcfe basis, increased to $0.95 for the six months ended June 30, 2000, compared with $0.81 for the same period in 2000.  The increase is a result of acquisitions coupled with the divestiture of the Company's Kentucky properties which had a lower depletion rate as a result of impairments applied in earlier years.

Coal Royalty and Land Management

In June 2001, the Company acquired approximately 53 million tons of additional proven and probable coal reserves located on 28,000 acres in West Virginia for $33 million.

Operating income for the coal segment was $14.3 million for the six months of 2001 and $12.0 million for the comparable period of 2000. The coal segment's operational and financial data for the 2001 and 2000 second quarter and six month period is summarized in the following tables:

Operations Summary

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Production
Coal tons (000's)	3,716	3,221	7,551	6,216
Timber (Mbf)	2,124	3,134	3,974	4,992

Average Realized Prices
Coal royalties ($/ton)	$ 2.13	$ 1.90	$ 2.02	$ 1.94
Timber ($/Mbf)	154	237	157	250

Financial Summary

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Revenues:
Coal royalties	$ 7,928	$ 6,127	$ 15,261	$ 12,042
Timber sales	397	808	758	1,340
Other income	956	884	2,982	2,941
Total revenues	9,281	7,819	19,001	16,323

Expenses:
Operating expenses	$ 741	$ 839	$ 1,701	$ 1,479
Exploration expenses	73	93	96	151
Taxes other than income	159	155	347	330
General and administrative	642	624	1,283	1,314
Depreciation and depletion	649	531	1,271	1,027
Total expense	2,264	2,242	4,698	4,301

Operating Income	$ 7,017	$ 5,577	$ 14,303	$ 12,022

Results of Operations  -  Coal Royalty and Land Management Segment

Revenues. Revenues increased 19 percent to $9.3 million in the second quarter of 2001 and 16 percent to $19.0 million for the first six months of 2001, compared with $7.8 million and $16.3 million for the same periods in 2000.

Coal royalties increased $1.8 million, or 29 percent, to $7.9 million in the second quarter of 2001 and $3.2 million, or 27 percent, to $15.3 million for the first six months of 2001, compared with the same periods in 2000.  The increase is primarily due to the start-up of several mines in 2000 and the first half of 2001.

Timber sales decreased $411,000 to $397,000 in the second quarter of 2001 and $582,000 to $758,000 for the first six months of 2001, compared with the same periods in  2000. The decrease is primarily attributable to a decrease in the average price received for the timber from $237 per Mbf and $250 per Mbf for the three and six months ended June 30, 2000 to $154 per Mbf and $157 per Mbf for the same periods of 2001.  That decrease reflects overall market conditions as well as the sale of lower priced species and lower quality timber.

Other income increased $72,000 in the second quarter of 2001 and $41,000 for the first six months of 2001, as compared with the same periods in 2000. The primary components of other income are fees generated from our unit train loadout and the recognition of minimum rental payments received from our lessees which are no longer recoupable by the lessee.

Expenses.  Expenses increased one percent to $2.3 million in the second quarter of 2001 and nine percent to $4.7 million for the first six months of 2001, compared with the same periods in 2000.

Operating expenses decreased $98,000 to $741,000 in the second quarter of 2001 and increased $222,000 to $1.7 million for the first six months of 2001, compared with 2000 amounts. The variances are associated with the lease expenses on the Company's property which is leased from third parties and sub leased to our lessees as well as maintenance and preservation of the Company's surface acreage.

Taxes other than income have remained relatively constant at $159,000 in the second quarter of 2001 and $347,000 for the first six months of 2001, compared with $155,000 and $330,000 for the same periods in 2000.

General and administrative expenses remained relatively constant at $642,000 in the second quarter of 2001 and $1.3 million for the first six months of 2001, compared with $624,000 and $1.3 million for the same periods in 2000.

Depreciation and depletion increased to $649,000 and $1.3 million for the three and six months periods ended June 30, 2001 from $531,000 and $1.0 million for the comparable periods in 2000.  These increases resulted from production increases of 15 percent and 21 percent for the three and six months ended, respectively.  Depreciation and depletion, on a per ton basis, was $0.17 for the three and six months periods ended June 30, 2001, compared with $0.16  and $0.17 for the respective periods in 2000.

Capital Resources and Liquidity

Net Cash Provided by Operating Activities.

Funding for the Company's business activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $26.2 million in the first six months of 2001, compared with $17.8 million in the first six months of 2000. The Company's consolidated long-term borrowings decreased from $47.5 million at December 31, 2000 to $12 million at June 30, 2001.

Net Cash Used in Investing Activities.

Net cash provided by (used in) investing activities totaled $4.3 million and $45.7 million for the first six months of 2001 and 2000, respectively. In the first six months of 2001, capital expenditures totaled $55.0 million compared with $46.4 million in the first six months of 2000. Oil and gas acquisitions and development activities were the primary uses of funds. The capital expenditures, including acquisitions, made by the Company for the first six months of 2001 and 2000 are as follows:

	Six Months
	Ended June 30,
	2001	2000
	(in thousands)
Oil and Gas
Acquisitions	$ 5,675	$ 35,879
Development	13,986	7,658
Exploration	1,575	2,037
Support equipment	137	34
Coal Royalty and Land Management
Acquisitions	33,257	111
Support equipment and facilities	300	406
Other	41	225
Total capital expenditures	$ 54,971	$ 46,350

In the oil and gas segment, the Company had capital expenditures totaling $21.4 million in the first six months of 2001. In the first half of 2001, the Company drilled 77 gross (61.6 net) development wells and two gross (0.5 net) exploratory wells, which were non-productive.

In June 2001, the Company acquired approximately 53 million tons of additional proven and probable coal reserves located on 28,000 acres in West Virginia for $33 million.

Net Cash Used in Financing Activities.

Net cash provided by (used in ) financing activities totaled $30.6 million and $27.3 million for the first six months of 2001 and 2000, respectively. Penn Virginia paid $3.9 million of dividends in the first half of 2001 and used $35.7 million to repay long-term debt. Penn Virginia has a $150 million unsecured revolving credit facility (the "Revolver") with a final maturity of June 2003. The Revolver bears interest at LIBOR or the base rate at the option of the Company plus a percentage based on the percentage of the borrowing base outstanding. The outstanding balance on the Revolver was $12.0 million at June 30, 2001. Management believes its portfolio of investments and sources of funding are sufficient to meet short and long-term liquidity needs not funded by cash flows from operations.

Forward -Looking Statements

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, In addition, Penn Virginia and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

Such forward-looking statements include among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, expected commencement dates of coal mining or oil and gas production, projected quantities of  future oil and gas production by Penn Virginia, projected quantities of future coal production by  the Company's lessees producing coal from reserves leased from Penn Virginia, costs and expenditures as well as projected demand or supply for coal and oil and gas, which will affect sales levels, prices and royalties realized by Penn Virginia.

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future event impacting Penn Virginia and therefore involve a number of risks and uncertainties. Penn Virginia cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ include, but are not necessarily limited to : the cost of finding and successfully developing oil and gas reserves; the cost of finding new coal reserves; the ability to acquire new oil and gas and coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and gas and coal; the risks associated with having or not having price risk management programs; Penn Virginia's ability to lease new and existing coal reserves; the ability of Penn Virginia's lessees to produce sufficient quantities of coal on an economic basis from Penn Virginia's reserves; the ability of lessees to obtain favorable contracts for coal produced from Penn Virginia reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and gas production; completion among producers in the coal and oil and gas industries generally and in the Appalachian Basin in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves and proved oil and gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the drilling and producing of oil and gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulations or enforcement practices; especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by Penn Virginia, including their ability to satisfy their royalty, environmental, reclamation and other obligations to Penn Virginia and others; changes in financial market conditions; changes in the market price or value of the marketable securities owned by Penn Virginia, including the price of Norfolk Southern common stock and other risk factors detailed in Penn Virginia's Securities and Exchange commission filings. Many of such factors are  beyond Penn Virginia's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

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

Part II     Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)         Exhibits

                   None.

(b)        Reports on Form 8-K

Report dated May 10, 2001, on Form 8-K was filed on May 10, 2001 pursuant to Item 2 of that form.  We reported that we had sold 3.3 million shares of Norfolk Southern common stock in April 2001.

Report dated June 18, 2001, on Form 8-K was filed on June 18, 2001 pursuant to Item 2 of that form.  We reported an acquisition of fee and mineral rights to 53 million tons of coal reserves for $33 million.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date:	August 13, 2001	By:	/s/ James O. Idiaquez
James O. Idiaquez, Executive Vice President
and Chief Financial Officer

Date:	August 13, 2001	By:	/s/ Ann N. Horton
Ann N. Horton, Vice President and
Principal Accounting Officer

PENN VIRGINIA CORPORATION

INDEX

PAGE
PART I. Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000	2

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K	15