Form 10-Q
period 2001-11-14
PENN VIRGINIA CORP
filed 2001-11-14
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

or

[    ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________________ to ____________________________

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

(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock of registrant outstanding at November 9, 2001:  8,922,086

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - unaudited
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Revenues:
Natural gas	$ 11,627	$ 13,032	$ 43,174	$ 30,495
Oil and condensate	1,687	194	1,846	615
Coal royalties	9,154	5,936	24,415	17,978
Timber	358	711	1,116	2,051
Dividends	-	661	198	1,984
Gain on sale of property and equipment	313	801	1,147	899
Other income	892	825	3,997	4,087
Total revenues	24,031	22,160	75,893	58,109

Expenses:
Operating expenses	2,735	1,926	6,306	5,507
Exploration expenses	3,747	1,258	6,402	2,653
Taxes other than income	1,245	931	3,860	2,800
General and administrative	4,150	2,599	10,113	7,641
Depreciation, depletion and amortization	5,401	3,191	12,162	8,659
Total expenses	17,278	9,905	38,843	27,260

Operating Income	6,753	12,255	37,050	30,849

Other Income (Expense):
Interest expense	(633)	(2,379)	(1,729)	(5,643)
Gain on sale of securities	-	-	54,688	-
Other income	371	389	1,215	1,097
Income before income tax	6,491	10,265	91,224	26,303
Income tax expense	2,244	3,063	33,249	7,576
Net Income	$ 4,247	$ 7,202	$ 57,975	$ 18,727

Net Income per share, basic	$ 0.48	$ 0.88	$ 6.64	$ 2.28
Net Income per share, diluted	$ 0.47	$ 0.85	$ 6.53	$ 2.25

Weighted average shares outstanding, basic	8,869	8,213	8,736	8,203
Weighted average shares outstanding, diluted	9,007	8,473	8,880	8,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$ -	$ 735
Accounts receivable	13,804	12,926
Current portion of long-term notes receivable	747	981
Derivative instruments	2,174	-
Other	1,383	652
Total current assets	18,108	15,294

Investments	-	44,080
Long-term notes receivable	1,924	2,427

Oil and gas properties; wells and equipment, using the successful efforts
method of accounting	359,148	174,504
Other property and equipment	117,291	83,534
Less: Accumulated depreciation, depletion and amortization	(65,018)	(52,922)
Total property and equipment	411,421	205,116

Other assets	1,833	1,849

Total assets	$ 433,286	$ 268,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current installments on long-term debt	$ 2,064	$ 740
Accounts payable	4,023	2,609
Accrued liabilities	10,359	7,154
Income taxes payable	3,849	7,296
Current deferred income taxes	-	136

Total current liabilities	20,295	17,935

Other liabilities	7,566	5,486
Deferred income taxes	61,501	26,683
Long-term debt	135,000	47,500

Shareholders' equity
Preferred stock of $100 par value-
100,000 shares authorized; none issued	-	-
Common stock of $6.25 par value-
16,000,000 shares authorized; 8,921,864 issued	55,762	55,762
Other paid-in capital	9,953	8,100
Retained earnings	144,766	92,718
Accumulated other comprehensive income	471	26,606
	210,952	183,186
Less: Treasury stock, at cost - 53,216 shares in 2001 and
524,108 in 2000	1,135	10,974
Unearned compensation - ESOP	893	1,050

Total shareholders' equity	208,924	171,162

Total liabilities and shareholders' equity	$ 433,286	$ 268,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - unaudited
(dollars in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Cash flow from operating activities:
Net Income	$ 4,247	$ 7,202	$ 57,975	$ 18,727
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion, and amortization	5,401	3,191	12,162	8,659
Gain on sale of property and equipment	(313)	(801)	(1,147)	(899)
Gain on sale of securities	-	-	(54,688)	-
Deferred income taxes	1,929	1,168	4,952	2,434
Dry hole and unproved leasehold expense	2,846	732	4,300	1,141
Tax benefit from exercise of stock options	-	-	2,716	-
Other	78	77	162	82
Changes in operating assets and liabilities
Current assets	1,101	383	(1,237)	(2,026)
Current liabilities	(15,117)	(354)	1,027	1,505
Other assets	(336)	(4)	(372)	161
Other liabilities	1,894	(123)	2,080	(532)
Net cash provided by operating activities	1,730	11,471	27,930	29,252

Cash flows from investing activities:
Proceeds from notes receivable	245	183	736	691
Proceeds from sale of property and equipment	37	795	1,283	902
Proceeds from sale of securities	-	-	57,525	-
Capital expenditures	(125,267)	(7,576)	(180,238)	(53,926)
Net cash used in investing activities	(124,985)	(6,598)	(120,694)	(52,333)

Cash flows from financing activities:
Dividends paid	(1,996)	(1,843)	(5,928)	(5,521)
Debt borrowings (payments), net	124,546	(5,205)	88,824	29,825
Purchase of treasury stock	-	-	-	(5,056)
Issuance of stock	108	2,539	9,133	3,540
Net cash provided by (used in) financing activities	122,658	(4,509)	92,029	22,788

Net increase (decrease) in cash and cash equivalents	(597)	364	(735)	(293)
Cash and cash equivalents-beginning	597	-	735	657
Cash and cash equivalents-ending	$ -	$ 364	$ -	$ 364

Supplemental disclosures of cash flow information:
Cash paid to date for: (Noncash activities)
Interest	$ 598	$ 2,226	$ 1,569	$ 5,161
Income taxes	18,000	1,500	26,000	3,300
Noncash investing activities:
Deferred tax liabilities related to acquisition	43,807	-	43,807	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(1)          ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Penn Virginia Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 2000 annual report on Form 10-K. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2)          ACQUISITIONS

On July 23, 2001, the Company acquired all of the outstanding stock of Synergy Oil and Gas, Inc., a Texas Corporation.  Cash consideration for the stock was $112 million (subject to certain post closing adjustments) and was funded by long-term debt.  As of July 23, 2001, Synergy Oil and Gas, Inc. had net proved oil and gas reserves of approximately 58 billion cubic feet. The operations have been included in the Company's statement of income as of the closing date. The following unaudited pro forma results of operations have been prepared to give effect to the sale of 3,307,200 shares of Norfolk Southern Corporation common stock on April 26, 2001, (2) the property sale of oil and gas properties primarily located in Kentucky and West Virginia in December 2000 and (3) the acquisition of Synergy Oil & Gas, Inc. on July 23, 2001 had they been completed on January 1, 2000. The unaudited pro forma results of operations consist of the following (in thousands, except share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Revenues	$ 23,718	$ 22,574	$ 92,534	$ 60,389
Net income	$ 3,680	$ 6,532	$ 66,377	$ 16,619
Net income per share, diluted	$ 0.41	$ 0.77	$ 7.47	$ 2.00

The summarized pro forma information has been prepared for comparative purposes only.

(3)         DERIVATIVES AND HEDGING

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138.  Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value.  If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings.  To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge.  Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.  If the derivative qualifies for cash flow hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income, a component of Shareholders' Equity, to the extent the hedge is effective.  Any hedge ineffectiveness is recorded immediately in earnings.

The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis.  The Company measures effectiveness on a period basis.  Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective.  Gains and losses deferred in accumulated Other Comprehensive Income related to cash flow hedges that become ineffective remain unchanged until the related production is delivered.  If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

Gains and losses on hedging instruments when settled are included in natural gas or crude oil production revenues in the period that the related production is delivered or upon net settlement with the counter-party as the case may be.

Based upon the Company's assessment of its derivative contracts at September 30, 2001, it reported (i) a net asset of $2.2 million and (ii) accumulated other comprehensive income of $0.7 million, net of income taxes of $0.4 million.  In connection with monthly settlements, the Company recognized net hedging gains of $1.2 million in the third quarter of 2001 and $1.3 million in the first nine months 2001 in revenues.  Based upon future oil and natural gas prices as of September 30, 2001, $0.7 million is expected to be reclassified to earnings within the next 15 months.  The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

As of September 30, 2001, the Company's natural gas hedges for the fourth quarter of 2001 include costless collars, based on Henry Hub, with a weighted average floor price of $3.57 per MMbtu and a ceiling price of $6.40 per MMbtu on 8,913 MMbtu/d.>  In addition, the Company has fourth quarter 2001 oil hedges in place in the form of costless collars, based on West Texas Intermediate, for 632 Bbls/d at a weighted average floor of $23.23 per Bbl and a ceiling of $29.16 per Bbl.  For January 2002 through December 2002, the Company has costless collars on natural gas, based on Henry Hub, with a weighted average floor of $3.52 per MMbtu and a ceiling of $4.91 per MMbtu on 6,350 MMbtu/d. For the same period, costless collars for oil and condensate, based on West Texas Intermediate, total 764 Bbls/d at a weighted average floor of $21.31 per Bbl and a ceiling of $25.72 per Bbl.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors.  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge.  This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed.   Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

(4)          LEGAL

The Company is involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

(5)          EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations at September 30, 2001 and 2000 (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Net Income	$ 4,247	$ 7,202	$ 57,975	$ 18,727
Weighted average shares, basic	8,869	8,213	8,736	8,203
Dilutive securities:
Stock options	138	260	144	109
Weighted average shares, diluted	9,007	8,473	8,880	8,312

Net Income per share, basic	$ 0.48	$ 0.88	$ 6.64	$ 2.28
Net Income per share, diluted	$ 0.47	$ 0.85	$ 6.53	$ 2.25

(6)          COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three and nine month periods ended September 30, 2001 and 2000, the components of comprehensive income are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Net Income	$ 4,247	$ 7,202	$ 57,975	$ 18,727
Holding gain (loss) during period, net of tax	-	(798)	8,741	(12,891)
Reclassification adjustment, net of tax	-	-	(35,547)	-
Price risk management activities, net of tax	21	-	670	-
Comprehensive income (loss)	$ 4,268	$ 6,404	$ 31,839	$ 5,836

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

		Coal Royalty
		and Land	Corporate
	Oil and Gas	Management	and Other	Consolidated
	(in thousands)
For the nine months ended September 30, 2001
Revenues	$ 46,329	$ 28,418	$ 1,146	$ 75,893
Operating costs and expenses	16,620	6,362	3,699	26,681
Depreciation, depletion and amortization	9,987	2,116	59	12,162
Operating income (loss)	19,722	19,940	(2,612)	37,050
For the nine months ended September 30, 2000
Revenues	$ 31,523	$ 23,272	$ 3,314	$ 58,109
Operating costs and expenses	9,542	5,943	3,116	18,601
Depreciation, depletion and amortization	7,070	1,522	67	8,659
Operating income (loss)	14,911	15,807	131	30,849
Identifiable assets
September 30, 2001	318,486	111,531	3,269	433,286
December 31, 2000	142,613	80,923	45,230	268,766

 Operating income is total revenue less operating expenses. Operating income does not include certain other income items, gain (loss) on sale of securities, unallocated general corporate expenses, interest expense and income taxes. Identifiable assets are those assets used in the Company's operations in each segment.

(8)          NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143 Accounting for Asset Retirement Obligations.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset.  SFAS No. 143 also includes disclosure requirements that provide a description of asset asset retirement obligations and reconciliation of changes in the components of those obligations.  The Company is evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Asses and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company will adopt the provisions of this Statement in the first quarter of 2002.  Under present conditions, management does not expect the initial adoption of SFAS 144 to have a material effect on the Company's financial position, results of operations or liquidity.

(9)            SUBSEQUENT EVENTS

Effective September 14, 2001, the Company transferred its coal reserves and related assets to a subsidiary of Penn Virginia Resource Partners, L.P. (NYSE: PVR). An initial public offering of 6.5 million common units at $21.00 per unit was completed and the units began trading on the New York Stock Exchange on October 25, 2001.  Including the exercise of an over-allotment option granted to the underwriters of the IPO, 7.5 million common units were sold to the public.  After the sale of the common units, the Company owns approximately 52 percent of PVR, consisting of a 49 percent subordinated units, 2 percent general partner interest, and 1 percent of common units.  Most of the $145 million of net proceeds from the IPO was  used to repay outstanding borrowings against the Company's revolving credit facility.  In conjunction with the completion of PVR's initial public offering, in October 2001 the Company entered into a new $150 million revolving credit facility led by Chase Manhattan Bank.  The credit facility has a current borrowing base of $140 million, and initially is undrawn. Also in conjunction with the IPO, PVR entered into a new three-year credit facility with PNC Bank. The credit facility is comprised of an unsecured $50 million revolving credit portion, which is currently undrawn and available, and a $43.4 million term loan currently outstanding and secured by United States treasuries purchased by the partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

The Company operates in two primary business segments: oil and gas, and coal royalty and land management.  The oil and gas segment explores for, develops and produces crude oil and natural gas in the eastern and southern portions of the United States.  The coal royalty and land management segment includes Penn Virginia's mineral rights to coal reserves, its timber assets and land assets.

On July 23, 2001, the Company acquired all of the outstanding stock of Synergy Oil and Gas, Inc. ( "Synergy" or "Synergy Acquisition"), a Texas Corporation.  Cash consideration for the stock was $112 million (subject to certain post closing adjustments) and was funded by long-term debt.  As of July 23, 2001, Synergy  had net proved oil and gas reserves of approximately 58 billion cubic feet.

Results of Operations - Third quarter of 2001 and 2000 compared.

Penn Virginia reported 2001 third quarter earnings of  $4.2 million, or $0.47 per share (diluted), compared with $7.2 million, or $0.85 per share (diluted), for the third quarter of 2000.  On a consolidated basis, revenues increased $1.9 million in the third quarter of 2001 primarily from increases in coal, oil and condensate revenues.  Expenses on a consolidated basis were $7.4 million higher in the third quarter of 2001 than the 2000 comparable period.  The decrease in earnings in the third quarter of 2001was primarily due to reduced natural gas prices, which were 20 percent lower than the same period of the prior year, and increased expenses associated with the previously announced third quarter acquisition of Synergy.

Results of Operations - Nine months of 2001 and 2000 compared.

Penn Virginia reported 2001 nine months earnings of $58.0 million, or $6.53 (diluted), compared with $18.7 million, or $2.25 per share (diluted), for the same period of 2000.  On a consolidated basis, revenues increased $17.8 million, primarily from increases in natural gas revenues and coal royalty revenues.  Expenses on a consolidated basis were $11.6 million higher than the 2000 comparable period. These increases were largely due to higher natural gas production and prices and increased revenues from coal royalties. Increased expenses were associated with the acquisition of Synergy.

Selected operating and financial data by segment is presented below.

Oil and Gas

Oil and gas production during the third quarter of 2001 was 3,920 million cubic feet equivalent (MMcfe), compared to 3,149 MMcfe in the third quarter of 2000.  The 25 percent increase was primarily due to production related to the aforementioned Synergy Acquisition and increased production from the Gwinville field, offset in part by production from eastern Kentucky properties disposed of in the fourth quarter of 2000.

As of September 30, 2001, the Company's natural gas hedges for the fourth quarter of 2001 include costless collars, based on Henry Hub, with a weighted average floor price of $3.57 per MMbtu and a ceiling price of $6.40 per MMbtu on 8,913 MMbtu/d.  In addition, the Company has fourth quarter 2001 oil hedges in place in the form of costless collars, based on West Texas Intermediate, for 632 Bbls/d at a weighted average floor of $23.23 per Bbl and a ceiling of $29.16 per Bbl.  For January 2002 through December 2002, the Company has costless collars on natural gas, based on Henry Hub, with a weighted average floor of $3.52 per MMbtu and a ceiling of $4.91 per MMbtu on 6,350 MMbtu/d. For the same period, costless collars for oil and condensate, based on West Texas Intermediate, total 764 Bbls/d at a weighted average floor of $21.31 per Bbl and a ceiling of $25.72 per Bbl.

Operating income for the oil and gas segment was $1.0 million and $19.7 million for the three and nine months ended September 30, 2001, compared with $7.0 million and $14.9 million for the respective periods in 2000.  Operational and financial data for the Company's oil and gas segment for the three and nine months ended September 30, 2001 and 2000 is as follows:

Operational Summary

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Production
Natural gas (MMcf)	3,482	3,107	9,177	8,439
Oil and condensate (MBbls)	73	7	80	24
Production, MMcfe	3,920	3,149	9,657	8,583

Average Realized Prices
Natural gas ($/Mcf)	$ 3.34	$ 4.19	$ 4.70	$ 3.61
Oil and condensate ($/Bbl)	23.11	27.57	23.08	25.63

Average Costs (per MMcfe)
Lease operating	$ 0.48	$ 0.36	0.39	$ 0.38
Exploration expenses	0.93	0.35	0.64	0.27
Taxes other than income	0.28	0.24	0.33	0.25
General and administrative	0.39	0.20	0.37	0.21
Depreciation, depletion and amortization	1.16	0.84	1.03	0.82
Total costs	$ 3.24	$ 1.99	$ 2.76	$ 1.93

Financial Summary

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Revenues:
Natural gas sales	$ 11,627	$ 13,032	$ 43,174	$ 30,495
Oil and condensate	1,687	194	1,846	615
Gain on sale of property	276	6	1,083	6
Other income	101	85	226	407
Total revenues	13,691	13,317	46,329	31,523

Expenses:
Operating expenses	1,917	1,151	3,787	3,254
Exploration expenses	3,627	1,087	6,104	2,267
Taxes other than income	1,083	755	3,156	2,181
General and administrative	1,542	625	3,573	1,840
Depreciation and depletion	4,537	2,651	9,987	7,070
Total expenses	12,706	6,269	26,607	16,612

Operating income	$ 985	$ 7,048	$ 19,722	$ 14,911

Results of Operations - Oil and Gas Segment

Revenues.    Revenues increased to $13.7 million and $46.3 million for the three and nine months ended September 30, 2001 from $13.3 million and $31.5 million in the comparable 2000 periods. Reasons for these increases are discussed below.

Natural gas sales decreased 11 percent to $11.6 million in the third quarter of 2001 but increased 42 percent to $43.2 million for the first nine months of 2001, compared with the 2000 comparable periods. Natural gas production for the third quarter of 2001 increased 12 percent over the comparable 2000 period while the average price received decreased 20 percent to $3.34 per thousand cubic feet (Mcf) for the same period.  Natural gas production for the nine months ended September 30, 2001 increased 9 percent over the comparable 2000 period while the average price received increased 30 percent to $4.70 per Mcf for the same period.

Oil and condensate revenues increased to $1.7 million and $1.8 million for the three and nine months ended September 30, 2001 from $0.2 million and $0.6 million for the comparable periods in 2000. These increases are attributable to an increase in production related to the Synergy Acquisition.

Expenses.    Expenses for the oil and gas segment increased to $12.7 million and $26.6 million for the three and nine months ended September 30, 2001, respectively, compared with $6.3 million and $16.6 million for the same periods in 2000.

Lease operating expenses, on a Mcfe basis, increased to $0.48 and $0.39 for the three and nine months ended September 30, 2001 from $0.36 and $0.38 for the same periods in 2000. The increase was due to higher operating costs associated with the Company's Synergy properties.  Additionally, flooding in the Appalachia area and the related cleanup efforts increased production and operating expenses.

Exploration expenses increased to $3.6 million and $6.1 million for the three and nine months ended September 30, 2001 from $1.0 and $2.3 million for the same periods in 2000. These increases were attributable to dry hole costs related to the Company's expanded drilling program and the purchase of additional seismic data.

Taxes other than income, on a Mcfe basis, increased to $0.28 and $0.33 for the three and nine months ended September 30, 2001 from $0.24 and $0.25 for the same 2000 periods. The increase is attributable to increased severance taxes paid as a result of the Synergy Acquisition and higher prices received for oil and gas.

General and administrative expenses, on a Mcfe basis, increased to $0.39 and $0.37 for the three and nine months ended September 30, 2001 from $0.20 and $0.21 for the same periods in 2000. The increase was primarily due to the addition of oil and gas technical and administrative staff in conjunction with the Synergy Acquisition.

Depreciation and depletion, on a Mcfe basis, increased to $1.16 and $1.03 for the third quarter and first nine months of 2001, respectively, from $0.84 and $0.82 for the same periods in 2000. The Synergy Acquisition was the primary reason for the significant increases.

Coal Royalty and Land Management Segment

Operating income for the coal and land segment was $6.9 million and $19.9 million for the three and nine months ended September 30, 2001, respectively, compared with $5.1 million and  $15.8 million for the respective periods in 2000. The coal segment's operational and financial data for the three and nine months ended September 30, 2001 and 2000 is as follows:

Operational Summary

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Production
Coal royalty tons (000's)	4,131	3,059	11,682	9,275
Timber (Mbf)	1,905	1,939	5,879	6,931

Average Realized Prices
Coal royalties ($/ton)	$ 2.22	$ 1.94	$ 2.09	$ 1.94
Timber ($/Mbf)	154	342	156	276

Financial Summary

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Revenues:
Coal royalties	$ 9,154	$ 5,936	$ 24,415	$ 17,978
Timber sales	358	711	1,116	2,051
Other income	462	1,099	2,887	3,243
Total revenues	9,974	7,746	28,418	23,272

Expenses:
Operating expenses	847	900	2,691	2,524
General and administrative	1,338	1,205	3,671	3,419
Depreciation and depletion	845	495	2,116	1,522
Total expenses	3,030	2,600	8,478	7,465

Operating income	$ 6,944	$ 5,146	$ 19,940	$ 15,807

Results of Operations - Coal Royalty and Land Management Segment

Revenues.    Revenues increased 30 percent to $10.0 million in the third quarter of 2001 and 22 percent to $28.4 million for the first nine months of 2001 compared with $7.7 million and $23.2 million for the same periods in 2000.

Coal royalties increased $3.2 million, or 54 percent, to $9.2 million in the third quarter of 2001 and $6.4 million, or 36 percent, to $24.4 million for the first nine months of 2001 compared with the same periods in 2000. These increases are attributable to increased production from fee and mineral rights acquired during 2001, including the Fork Creek property acquired in the second quarter of 2001, and to increased production from existing properties.

Timber sales decreased to $0.4 million in the third quarter of 2001 and to $1.1 million for the nine months ended September 30, 2001, compared with $0.7 million and $2.0 million for the three and nine months of 2000. The decrease was primarily attributable to a decrease in the average price received for the timber from $342 per Mbf and $276 per Mbf for the three and nine months ended September 30, 2000 to $154 per Mbf and $156 per Mbf for the same periods of 2001.  That decrease reflects overall market conditions as well as the sale of lower priced species and lower quality timber.

Other income decreased $0.6 million in the third quarter of 2001 and $0.4 million for the nine months ended September 30, 2001, as compared with the same periods in 2000. The primary components of other income are fees generated from our unit train loadout facility, and the recognition of minimum rental payments received from our lessees which are no longer recoupable by the lessee and gains from the sale of property and equipment.

Expenses.     Expenses increased 17 percent to $3.0 million in the third quarter of 2000 and 14 percent to $8.5 million for the first nine months of 2001 compared with the same periods in 2000.

Operating expenses have remained relatively constant at $0.8 million and $2.7 million for the three and nine months ended September 30, 2001, compared with $0.9 million and $2.5 million for the same periods in 2000.

General and administrative expenses remained relatively constant at $1.3 million in the third quarter of 2001and $3.7 million for the nine months ended September 30, 2001, compared with $1.2 million and $3.4 million for the same periods in 2000.

Depreciation and depletion increased to $0.8 million and $2.1 million for the three and nine month periods ended September 30, 2001 from $0.5 million and $1.5 million for the comparable periods in 2000.  These increases resulted from production increases of 35 percent and 26 percent for the three and nine months ended, respectively.  Depreciation and depletion, on a per ton basis, was $0.20 and $0.18 for the three and nine periods ended September 30, 2001, compared with $0.16 for both of the respective periods in 2000.

Capital Resources and Liquidity.

Net Cash Provided by Operating Activities.

Funding for the Company's business activities has historically been provided by operating cash flows and bank borrowings. Net cash provided by operating activities was $27.9 million in the first nine months of 2001 compared with $29.3 million in the first nine months of 2000.  The Company's consolidated long-term borrowings increased from $47.5 million at December 31, 2000 to $135.0 million at September 30, 2001 as a result of  the Synergy Acquisition.

Net Cash Used in Investing Activities.

Net cash used in investing activities totaled $120.7 million and $52.3 million for the nine month periods ended September 30, 2001 and 2000, respectively.  In the first nine months of 2001, capital expenditures totaled $180.2 million compared with $53.9 million for the same period in 2000.  Oil and gas acquisitions and development, and coal acquisition activities were the primary uses of funds.  Capital expenditures, including acquisitions, made by the Company for the nine month period ended September 30, 2001 and 2000 were as follows:

	Nine Months
	Ended September 30,
	2001	2000
	(in thousands)
Oil and Gas Segment
Acquisitions	$ 113,442	$ 36,703
Development	25,762	12,574
Exploration	6,677	3,508
Support equipment	538	233
Coal and Land Segment
Acquisitions	33,320	111
Support equipment and facilities	399	559
Other	100	238
Total capital expenditures	$ 180,238	$ 53,926

In the oil and gas segment, the Company had capital expenditures totaling $146.4 million in the first nine months of 2001. As noted above, in July 2001, the Company completed the Synergy Acquisition for approximately $112 million.  Additionally, the Company has drilled 128 gross (100.3 net) wells in the first nine months of 2001.  During the third quarter of 2001, the Company participated in the drilling of 49 gross (38.2 net) wells, of which 43 gross (33.7 net) were successful.  Drilling activity included 22 gross wells drilled in the Company's Gwinville field, 22 in Appalachia and 5 in South Texas.  The South Texas wells included first drilling activity on properties acquired from Synergy.

In June 2001, the Company acquired approximately 53 million tons of additional proven and probable coal reserves located on 28,000 acres in West Virginia for $33 million.

Net cash used by investing activities was reduced by proceeds of $57.5 million from the sale of 3.3 million shares of Norfolk Southern common stock in April 2001.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities totaled $92.0 million and $22.8 million for the first nine months of 2001 and 2000, respectively. Net borrowings totaled $88.8 million for the first nine months of 2001 and were used to fund oil and gas acquisitions. The Company also paid  $5.9 million in dividends during the first nine months of 2001. Subsequent to September 30, 2001 most of the $145 million of net proceeds from the previously discussed  Penn Virginia Resource Partners, L.P. Initial Public Offering ("PVR IPO") was used to repay outstanding borrowings against the Company's revolving credit facility. In conjunction with the PVR IPO, the Company entered into a new $150 million revolving credit facility led by Chase Manhattan Bank.  The credit facility has a current borrowing base of $140 million, and initially is undrawn. Also in conjunction with the IPO, PVR entered into a new three-year credit facility with PNC Bank. The credit facility is comprised of an unsecured $50 million revolving credit portion, which is currently undrawn, and a $43.4 million term loan currently outstanding and secured by United States treasuries purchased by the partnership. Management believes its portfolio of investments and sources of funding are sufficient to meet liquidity needs not funded by cash flows from operations.

Forward-Looking Statements.

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Exchange Act of 1933, as amended. In addition, Penn Virginia and its representatives may from time to time make other oral or written statements which are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, expected commencement dates of coal mining or oil and gas production, projected quantities of future oil and gas production by Penn Virginia, projected quantities of future coal production by the Company's lessees producing coal form reserves leased from Penn Virginia, costs and expenditures as well as projected demand or supply for coal and oil and gas, which will affect sales levels, prices and royalties realized by Penn Virginia.

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

Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ include, but are not limited to: the cost of finding and successfully developing oil and gas reserves; the cost of finding new coal reserves; the ability to acquire new oil and gas and coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and gas and coal; the risks associated with having or not having price risk management programs; Penn Virginia's ability to lease new and existing coal reserves; the ability of Penn Virginia's lessees to produce sufficient quantities of coal on an economic basis from Penn Virginia's reserves; the ability of lessees to obtain favorable contracts for coal produced from Penn Virginia reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and gas production; competition among producers in the coal and oil and gas industries generally and in the Appalachian Basin in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves and proved oil and gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure or events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates; environmental risks affecting the drilling and producing of oil and gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of lessees of coal reserves, joint venture partners and purchasers of reserves in transactions financed by Penn Virginia, including their ability to satisfy their royalty, environmental, reclamation and other obligations to Penn Virginia and others; changes in financial market conditions; changes in the market prices or value or the marketable securities owned by Penn Virginia, including the price of Norfolk Southern common stock and other risk factors detailed in Penn Virginia's Securities and Exchange commission filings. Many of such factors are beyond Penn Virginia's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements.

While Penn Virginia periodically reassesses material trends and uncertainties affecting Penn Virginia's results of operations and financial condition in connection with the preparation of Management's Discussion of Analysis of Results of Operations and Financial Condition and certain other sections contained in Penn Virginia's quarterly, annual, or other reports filed with the Securities Exchange Commission, Penn Virginia does not intend to publicly review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

Part II     Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)        Exhibits

            None.

(b)        Reports on Form 8-K

Report dated July 23, 2001 on Form 8-K, was filed on August 6, 2001 pursuant to Item 2 on that form.  We reported an acquisition of all the outstanding stock of  Synergy Oil & Gas Inc. for $112 million, subject to post-closing adjustments.

Report dated July 23, 2001 on Form 8-K/A, was filed on October 5, 2001 pursuant to Item 7 on that form.  We reported on the financial information with respect to the  acquisition of all the outstanding stock of  Synergy Oil & Gas Inc. for $112 million, subject to post-closing adjustments.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date: November 14, 2001	By:	/s/ Frank A.. Pici
Frank A. Pici, Executive Vice
President and Chief Financial
Officer

Date: November 14, 2001		/s/ Ann N. Horton
Ann N. Horton, Controller and
Principal Accounting Officer

PENN VIRGINIA CORPORATION

INDEX

PAGE
PART I Financial Information:

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three and nine months ended	2
September 30, 2001 and 2000

Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Cash Flows for the three and nine months ended	5
September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements	6

Item 2. Other Information

PART II Other Information	16

Item 6. Exhibits and Reports on Form 8-K