Form 10-Q
period 2002-03-31
PENN VIRGINIA CORP
filed 2002-05-15
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number 1-16735

PENN VIRGINIA CORPORATION
(Exact name of registrant as specified in its charter)

Virginia 23-1184320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

100 MATSONFORD ROAD SUITE 200
RADNOR, PA 19087
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock of registrant outstanding at May 14, 2002: 8,917,553

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except share data)

	Three Months
	Ended March 31,
	2002	2001
Revenues:
Oil and condensate	$ 1,994	$ 82
Natural gas	11,337	17,041
Coal royalties	8,491	7,333
Timber	582	361
Dividends	-	198
Gain on sale of properties	-	27
Other	1,979	2,079
Total revenues	24,383	27,121

Expenses:
Lease operating expenses	2,814	1,779
Exploration expenses	138	707
Taxes other than income	1,512	1,377
General and administrative	4,539	3,036
Depreciation, depletion, amortization	6,602	3,287
Total expenses	15,605	10,186

Operating income	8,778	16,935

Other income (expense):
Interest expense	(470)	(807)
Interest income	553	387
Income before minority interest and income taxes	8,861	16,515
Minority interest in Penn Virginia Resource Partners, L.P.	3,565	-
Income tax expense	1,926	5,805
Net income	$ 3,370	$ 10,710

Net Income per share, basic	$ 0.38	$ 1.25
Net Income per share, diluted	$ 0.37	$ 1.22

Weighted average shares outstanding, basic	8,909	8,549
Weighted average shares outstanding, diluted	9,007	8,755

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31,	December 31,
	2002	2001
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 13,485	$ 9,621
Accounts receivable	14,156	15,403
Current portion of long-term notes receivable	494	599
Price risk management assets	427	3,674
Other	1,243	1,105
Total current assets	29,805	30,402

Property and Equipment
Oil and gas properties (successful efforts method)	343,518	335,494
Other property and equipment	118,633	117,789
Less: Accumulated depreciation, depletion and amortization	(78,697)	(72,095)
Net property and equipment	383,454	381,188

Restricted U.S. Treasury Notes	43,387	43,387
Other assets	5,375	5,194

Total assets	$ 462,021	$ 460,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2002	2001
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$ 2,989	$ 1,235
Accounts payable	4,472	3,987
Accrued liabilities	7,539	13,831
Price risk management liabilities	2,654	-
Taxes on income	1,499	-
Total current liabilities	19,153	19,053

Other liabilities	9,119	8,877
Deferred income taxes	54,202	55,861
Long-term debt	8,000	3,500
Long-term debt secured by U.S. Treasury Notes	43,387	43,387

Minority interest in Penn Virginia Resource Partners, L.P.	145,559	144,039

Shareholders' equity
Preferred stock of $100 par value-
authorized 100,000 shares; none issued	-	-
Common stock of $6.25 par value-
16,000,000 shares authorized; 8,921,866 shares issued	55,762	55,762
Other paid in capital	9,935	9,869
Retained earnings	120,487	119,125
Accumulated other comprehensive income	(1,987)	1,756
	184,197	186,512
Less: 6,339 shares on March 31, 2002 and 23,765 on December 31, 2001
of common stock held in treasury, at cost	166	599
Unearned compensation	1,430	459

Total shareholders' equity	182,601	185,454

Total liabilities and shareholders' equity	$ 462,021	$ 460,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - Unaudited
(in thousands)

	Three Months
	Ended March 31,
	2002	2001

Cash flow from operating activities:
Net Income	$ 3,370	$ 10,710
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion, and amortization	6,602	3,287
Minority interest	3,565	-
Gain on sale of properties	-	(27)
Deferred income taxes	357	2,183
Dry hole and unproved leasehold expense	41	110
Tax benefit from stock option exercises	70	1,568
Other	328	48
	14,323	17,879
Changes in operating assets and liabilities:
Decrease in current assets	1,109	1,108
Decrease in current liabilities	(4,308)	(3,076)
Increase in other assets	(466)	(30)
Increase in other liabilities	242	40
Net cash flows provided by operating activities	10,910	15,921

Cash flows from investing activities:
Payments received on long-term notes receivable	226	245
Proceeds from sale of property and equipment	64	65
Capital expenditures	(8,972)	(7,224)
Net cash flows used in investing activities	(8,682)	(6,914)

Cash flows from financing activities
Dividends paid	(2,005)	(1,935)
Distributions paid to minority interest holders	(2,045)	-
Proceeds from (repayments of) borrowings	6,254	(13,425)
Purchase of units of Penn Virginia Resource Partners, L.P.	(1,047)	-
Purchase of treasury stock	(36)	-
Issuance of stock	515	5,637
Net Cash provided by (used in) financing activities	1,636	(9,723)

Net increase (decrease) in cash and cash equivalents	3,864	(716)
Cash and cash equivalents-beginning of period	9,621	735
Cash and cash equivalents-end of period	$ 13,485	$ 19

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$ 259	$ 823
Income taxes	$ -	$ 5,000
Noncash financing activities
Restricted subsidiary partnership units granted as unearned compensation	$ 1,047	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.  ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements include the accounts of Penn Virginia Corporation ("Penn Virginia" or the "Company"), all wholly-owned subsidiaries, and Penn Virginia Resource Partners, L.P. (the "Partnership" or "PVR") in which we have an approximate 52 percent ownership interest.  Penn Virginia Resource GP, LLC, a wholly-owned subsidiary of Penn Virginia, serves as the Partnership's sole general partner.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 2001 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  Certain reclassifications have been made to conform to the current period's presentation.

2.  PRICE RISK MANAGEMENT ACTIVITIES

      From time to time, we enter into derivative financial instruments to mitigate our exposure to natural gas and crude oil price volatility.  The derivative financial instruments, which are placed with a major financial institution that we believe is a minimum credit risk, take the form of costless collars and swaps.  All derivative financial instruments are recognized in the financial statements at fair value in accordance with SFAS 133 "Accounting for Derivative Instruments and Certain Hedging Activities", as amended by SFAS 137 and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133."

      All derivative instruments are recorded on the balance sheet at fair value.  If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings.  To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge.  Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.  In a cash flow hedge, if the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income, a component of Shareholders' Equity, to the extent the hedge is effective.

      The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis.  We measure hedge effectiveness on a period basis.  Hedge accounting is discontinued prospectively when a hedging relationship becomes ineffective.  Gains and losses deferred in Accumulated Other Comprehensive Income related to cash flow hedges that become ineffective remain unchanged until the related production is delivered.  If we determine that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

      Gains and losses on hedging instruments when settled are included in natural gas or crude oil production revenues in the period that the related production is delivered.

      The fair value of our hedging instruments are determined based on a broker's forward price quote.  The following table sets forth our positions as of March 31, 2002:

	Notional	Fixed Price or
Time Period	Quantities	Effective Floor/Ceiling Price	Fair Value
			(in millions)
Natural Gas	(MMBtu per Day)
Costless collars
April 1 - October 31, 2002	5,000	$2.75 / $3.00	$ (0.3)
April 1 - December 31, 2002	2,301	$4.00 / $5.70	0.3
April 1 - December 31, 2002	1,315	$4.00 / $6.25	0.2
April 1 - September 30, 2002	3,000	$3.17 / $3.72	(0.1)
November 1 - December 31, 2002	4,000	$3.05 / $5.05	(0.1)
November 1 - December 31, 2002	4,000	$2.96 / $4.96	(0.1)
January 1 - March 31, 2003	5,000	$3.05 / $5.05	(0.1)
January 1 - March 31, 2003	5,000	$2.96 / $4.96	(0.1)
April 1 - October 31, 2003	5,000	$2.92 / $4.42	(0.1)
Fixed price swap
April1 - October 31, 2002	13,000	$2.74	(1.4)

Crude Oil	(Bbls per Day)
Costless collars
April 1 - December 31, 2002	263	$20.00 / $24.50	(0.2)
April 1 - December 31, 2002	197	$22.00 / $26.60	(0.1)
April 1 - December 31, 2002	303	$22.00 / $26.20	(0.1)

		Total	$ (2.2)

    Based upon our assessment of our derivative contracts at March 31, 2002, we reported (i) a liability of $2.6 million and an asset of $0.4 million (ii) a loss in accumulated other comprehensive income of $1.7 million, net of income taxes of $0.9 million.  In connection with monthly settlements, we recognized net hedging gains in natural gas and oil revenues of $1.3 million for the quarter ended March 31, 2002.  Based upon future oil and natural gas prices as of March 31, 2002, $2.2 million of losses are expected realized within the next 12 months.  The amounts ultimately realized will vary due to changes in the fair value of the open derivative contracts prior to settlement.

    All hedge transactions are subject to our risk management policy, approved by the Board of Directors.  We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge.  This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed.  Both at the inception of the hedged and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. Any hedge ineffectiveness is taken to earnings in the current period.

3.  LEGAL

    We are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.

4.  EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for income from continuing operations for the quarters ended March 31, 2002 and 2001 (in thousands, except share data.)

	Three Months
	Ended March 31,
	2002	2001

Net income	$ 3,370	$ 10,710

Weighted average shares, basic	8,909	8,549
Dilutive securities:
Stock options	98	206
Weighted average shares, diluted	9,007	8,755

Net income per share, basic	$ 0.38	$ 1.25
Net income per share, diluted	$ 0.37	$ 1.22

5. COMPREHENSIVE INCOME

    Comprehensive income represents all changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three month periods ended March 31, 2002 and 2001, the components of comprehensive income are as follows (in thousands):

	Three Months
	Ended March 31,
	2002	2001

Net income	$ 3,370	$ 10,710
Unrealized holding gains on available-for-sale
securities, net of tax of $0 and $3,981, respectively	-	7,393
Unrealized holding gains (losses) on price risk
management, net of tax benefit of $1,573 and tax expense of $74 respectively	(2,921)	137
Reclassification adjustment for price risk management,
net of tax benefit of $442 and $0 respectively	(822)	-
Comprehensive income (loss)	$ (373)	$ 18,240

6.  LONG-TERM INCENTIVE PLAN

    In January 2002, pursuant to the PVR long-term incentive plan detailed in its 2001 Form 10-K, we purchased and awarded PVR common units to certain directors and employees as restricted units. The units are restricted for a five-year period, with 25 percent vested by the end of 2004, another 25 percent by the end of 2005, and the remaining 50  percent vested during 2006. Amounts related to this transaction are reported in the Unearned Compensation balance in the Shareholder's Equity section of the Balance Sheet. Compensation expense will be amortized related to these awards will be amortized into earnings ratably over the vesting period and reimbursed by PVR in the same manner.

7.  SEGMENT INFORMATION

Penn Virginia's operations are classified into two operating segments:

    Oil and Gas - crude oil and natural gas exploration, development and production.

    Coal Royalty and Land Management - the leasing of mineral rights and subsequent collection of royalties and the development and harvesting of timber.  This segment's activities are conducted through Penn Virginia's ownership interest in Penn Virginia Resource Partners, L.P.

		Coal Royalty
		and Land	All
	Oil and Gas	Management	Other	Consolidated
	(in thousands)
March 31, 2002:
Revenues	$ 13,378	$ 10,755	$ 250	$ 24,383
Operating costs and expenses	5,039	2,593	1,371	9,003
Depreciation, depletion and amortization	5,655	895	52	6,602
Operating income (loss)	2,684	7,267	(1,173)	8,778
Interest expense				(470)
Interest income				553
Income before minority interest
and taxes				$ 8,861
Identifiable assets	289,053	164,931	8,037	462,021

March 31, 2001:
Revenues	$ 17,176	$ 9,547	$ 398	$ 27,121
Operating costs and expenses	3,507	2,186	1,206	6,899
Depreciation, depletion and amortization	2,646	622	19	3,287
Operating income (loss)	11,023	6,739	(827)	16,935
Interest expense				(807)
Interest income				387
Income before taxes				$ 16,515
Identifiable assets	145,103	80,631	56,320	282,054

    Identifiable assets are those assets used in the Company's operations in each segment. Corporate assets are principally cash and fixed assets.

8.  NEW ACCOUNTING STANDARDS

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

Effective January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  There were no effects on the financial position, results of operations or liquidity in the first quarter of 2002.

9.  CONSOLIDATING FINANCIAL STATEMENTS

     The following financial information presents consolidating financial statements, which include:

        --     Corporate, Penn Virginia Oil & Gas and other wholly owned subsidiaries not included in Penn Virginia Resource Partners, L.P. ("Wholly Owned")

        --      Penn Virginia Resource Partners, L.P. ("Partnership" or "PVR") in which we have an approximate 52 percent ownership interest

    These statements are presented to illustrate the consolidation of Penn Virginia Corporation.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME - Unaudited
(in thousands)

	Three Months
	Ended March 31, 2002
	Wholly Owned	Partnership	Eliminations	Consolidated
Revenues:
Oil and condensate	$ 1,994	-	-	$ 1,994
Natural gas	11,337	-	-	11,337
Coal royalties	-	8,491	-	8,491
Timber	-	582	-	582
Other	297	1,682	-	1,979
Total revenues	13,628	10,755	-	24,383

Expenses:
Lease operating expenses	1,938	876	-	2,814
Exploration expenses	129	9	-	138
Taxes other than income	1,351	161	-	1,512
General and administrative	2,992	1,547	-	4,539
Depreciation, depletion, amortization	5,707	895	-	6,602
Total expenses	12,117	3,488	-	15,605

Operating income	1,511	7,267	-	8,778

Other income (expense):
Interest expense	(87)	(383)	-	(470)
Interest income	5	548	-	553
Income before minority interest and income taxes	1,429	7,432	-	8,861
Minority interest in Penn Virginia Resource Partners, L.P.	-	-	(3,565)	(3,565)
Income tax expense	(1,926)	-	-	(1,926)
Net income	$ (497)	$ 7,432	$ (3,565)	$ 3,370

PENN VIRGINIA CORPORATION AND SUBSIDIARIES-Unaudited
CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands)
March 31, 2002

	Wholly Owned	Partnership	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$ 2,822	$ 10,663	$ -	$ 13,485
Accounts receivable	12,987	1,710	(541)	14,156
Current portion of long-term notes receivable	-	494	-	494
Price risk management assets	427	-	-	427
Other	1,186	57	-	1,243
Total current assets	17,422	12,924	(541)	29,805

Property and Equipment
Oil and gas properties (successful efforts method)	343,518	-	-	343,518
Other property and equipment	2,154	116,479	-	118,633
Less: Accumulated depreciation, depletion and amortization	(66,331)	(12,366)	-	(78,697)
Total property and equipment	279,341	104,113	-	383,454

Restricted U.S. Treasury Notes	-	43,387	-	43,387
Other assets	868	4,507	-	5,375

Total assets	$ 297,631	164,931	(541)	462,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 2,989	$ -	$ -	$ 2,989
Accounts payable	4,470	2	-	4,472
Accrued liabilities	7,123	957	(541)	7,539
Price risk management liabilities	2,654	-	-	2,654
Taxes on income	1,499	-	-	1,499
Total current liabilities	18,735	959	(541)	19,153

Other liabilities	5,167	3,952	-	9,119
Deferred income taxes	54,202	-	-	54,202
Long-term debt	8,000	-	-	8,000
Long-term loan	-	43,387	-	43,387

Minority interest in Penn Virginia Resource Partners, L.P.	-	-	145,559	145,559

Shareholders' equity
Preferred stock of $100 par value-
authorized 100,000 shares; none issued	-	-	-	-
Common stock of $6.25 par value-
16,000,000 shares authorized; 8,921,866 shares issued	55,762	-		55,762
Partners' capital	-	116,633	(116,633)	-
Other paid in capital	35,296	-	(25,361)	9,935
Retained earnings	124,052	-	(3,565)	120,487
Accumulated other comprehensive income	(1,987)	-	-	(1,987)
	213,123	116,633	(145,559)	184,197
Less: 6,339 shares in 2002 of common stock held
in treasury, at cost	166	-	-	166
Unearned compensation - ESOP	1,430	-	-	1,430
Total shareholders' equity	211,527	116,633	(145,559)	182,601

Total liabilities and shareholders' equity	$ 297,631	$ 164,931	$ (541)	$ 462,021

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

    We operate in two business segments: oil and gas and coal royalty and land management. The oil and gas segment explores for, develops and produces crude oil, condensate and natural gas in the eastern and southern portions of the United States.  We also own mineral rights to oil and gas reserves. The coal royalty and land segment includes Penn Virginia Resource Partners, L.P. (the "Partnership" or "PVR") mineral rights to coal reserves, its timber assets and land assets. The assets, liabilities and earnings of PVR are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.  Selected operating and financial data by segment is presented below. Our critical accounting policies are disclosed in our 2001 Form 10-K report.

Results of Operations - First Quarters of 2002 and 2001 Compared

    We reported 2002 first quarter consolidated earnings of $3.4 million or $0.37 per share (diluted), compared with $10.7 million or $1.22 per share (diluted) for the first quarter of 2001.  On a consolidated basis, revenues decreased $2.7 million, primarily as a result of decreased natural gas prices, offset in part by increases in natural gas and crude oil production and coal royalties.  Expenses on a consolidated basis were $5.4 million higher than the 2001 comparable period, primarily due to our acquisition of Synergy Oil & Gas, Inc. ("Synergy") in the third quarter of last year.

Interest expense.  On a consolidated basis interest expense was $0.5 million for the quarter ended March 31, 2002, compared with $0.8 million for the same period in 2001, a decrease of $0.3 million or 38 percent.  The decrease is primarily due to the repayment of long-term borrowings during 2001.  The 2002 interest expense primarily relates to the $43.4 million PVR term loan secured by U.S. Treasury Notes.

Interest income.  Interest income was $0.5 million for the quarter ended March 31, 2002, compared with $0.4 million for the same period in 2001.  2002 interest was earned on the U.S. Treasury Notes and a note receivable related to the sale of coal properties in 1986.

Minority Interest.  Minority interest for the quarter ended March 31, 2002 was $3.6 million, representing the public unitholders' 48 percent interest in PVR's net income of $7.4 million.

Income taxes.  The effective tax rate for the three month period ended March 31, 2002 was 36 percent, compared to 35 percent for the comparable period in 2001.  The effective tax was slightly greater than the statutory rate in 2002 as a result of state income taxes associated with the Synergy acquisition.

Oil and Gas Segment

    Operating income for the oil and gas segment was $2.7 million for the first quarter of 2002, compared with $11.0 million for the first quarter of 2001.  Operational and financial data for the Company's oil and gas segment for the first quarter of 2002 and 2001 is summarized as follows:

Operations and Financial Summary

	Three Months
	Ended March 31,
Production	2002		2001
Natural gas (MMcf)	4,265		2,763
Oil and condensate (MBbls)	92		3
Equivalent production, Mmcfe	4,817		2,781

	(in thousands, except unit cost)
Revenues:
Oil and condensate (including $/Bbl)	$ 1,994	$ 21.67	$ 82	$ 27.33
Natural gas (including $/Mcf)	11,337	2.66	17,041	6.17
Other income	47	-	53	-
Total revenues (including $/Mcfe)	13,378	2.77	17,176	6.18

Expenses (including $/Mcfe):
Lease operating expenses	1,789	0.37	818	0.29
Exploration expenses	44	0.01	672	0.24
Taxes other than income	1,252	0.26	1,058	0.38
General and administrative	1,954	0.41	959	0.34
Depreciation and depletion	5,655	1.17	2,646	0.95

       Total expenses

	10,694	2.22	6,153	2.20

Operating Income (including $/Mcfe)	$ 2,684	$ 0.55	$ 11,023	$ 3.98

    In the first quarter 2002, 42 percent of our natural gas and crude oil production was sold at market prices.  The remainder was sold subject to cash flow hedges at an average floor price of $2.92 per Mcf and ceiling price of $3.41 per Mcf for natural gas, and an average floor price of $21.36 per barrel and ceiling of $25.75 per barrel for crude oil.

    See "Note. 2 Price Risk Management Activities" in the Notes to the Condensed Consolidated Financial Statements for details of costless collars and a fixed price swap for the period April 2002 through October 2003.  We will continue, when circumstances warrant, hedging the price received for market-sensitive production through the use of fixed price term contracts or derivatives.

Oil and Condensate.  Oil sales increased $1.9 million in the first quarter of 2002, compared with the same period of 2001.  The increase was a direct result of increased production related to the Synergy acquisition in the third quarter of 2001.

Natural Gas.  Natural gas sales decreased $5.7 million, or 33 percent, in the first quarter of 2002,compared with the same period of 2001.  The average natural gas price received was 57 percent lower in the first quarter of 2002, compared with the same quarter of the prior year.  Offsetting the price decrease was a production increase of 1,502 MMcf, or 54 percent, in the first quarter of 2002 compared with the same period in 2001.  The production increase was due to the Synergy acquisition and to increased production from the Gwinville Field.

Lease operating Expenses.  Operating expenses for the first quarter of 2002 were $1.8 million, compared with $0.8 million in the first quarter of 2001.  On a Mcfe basis, operating expenses increased to $0.37 in 2002 from $0.29 in 2001.  The increase was primarily attributable to the third quarter 2001 Synergy acquisition.

Exploration Expenses.  Exploration expenses for the first quarter of 2002 decreased to $44 thousand, compared with $700 thousand in the first quarter of 2001.  Timing of when seismic expenditures associated with the Company's exploration activities will or have taken place is the cause of the variance.

Taxes other than on Income.  Taxes other than on income increased to $1.3 million in the first quarter of 2002 from $1.1 million in 2001.  On a Mcfe basis, taxes other than on income decreased to $0.26 in 2002 versus $0.38 in 2001.  The decrease is primarily due to decreased severance and ad valorem taxes associated with the lower prices received for natural gas.

General and Administrative.  General and administrative expenses increased to $2.0 million in the first quarter of 2002 from $1.0 million in 2001.  On a Mcfe basis, general and administrative expenses increased to $0.41 in 2002 versus $0.34 in 2001.  The increase was attributable to the Synergy acquisition and related personnel expenses.

Depreciation and Depletion.  On a Mcfe basis, depreciation and depletion increased to $1.17 per Mcfe in the first quarter of 2002 from $0.95 per Mcfe in 2001.  The increase is a result of third quarter 2001 Synergy acquisition and its higher cost basis of related assets.

Coal Royalty and Land Management

    The coal royalty and land management segment includes PVR's mineral rights to coal reserves, its timber assets and its land assets.  The assets, liabilities and earnings of PVR are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

    In January and February 2002, two of PVR's  significant lessees, AEI Resources, Inc. ("AEI") and Pen Holdings, Inc. ("Pen Holdings"), filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. AEI has continued to make minimum rental payments due under its leases since its bankruptcy filing. However, on March 4, 2002, Pen Holdings idled operation on its leased property. Minimum rentals under the Pen Holdings lease are $200,000 per month. At March 31, 2002, Pen Holdings' net receivable balance due us totaled $434,000. Subsequent to March 31, 2002, PVR has collected $314,505 from Pen Holdings against that balance. PVR is continuously evaluating its business alternatives with respect to the AEI and Pen Holdings lessees and is aggressively pursuing our legal remedies in connection with Pen Holding's failure to pay amounts due under its lease. Although PVR believes that it will collect the amounts past due under the Pen Holdings lease during 2002, and that AEI will continue to make payments due under its leases with PVR, PVR cannot be certain as to the timing or actual amount of revenues it will receive under any of these leases. A reduction in 2002 revenues from AEI and Pen Holdings will cause a reduction in cash available for distribution to our unitholders in 2002. In that event, however, PVR believes it would still be able to pay minimum quarterly distributions on all common and subordinated units in 2002.

    Operating income for the coal royalty and land management segment was $7.3 million for the first quarter of 2002, compared with $6.7 million for the first quarter of 2001. Operational and financial data for the Company's coal segment for the 2002 and 2001 first quarter is summarized in the following tables:

Operations and Financial Summary

	Three Months
	Ended March 31,
	2002		2001
Production
Coal tons (000's)	3,802		3,835
Timber (Mbf)	3,126		1,850

	(in thousands, except unit cost)
Revenues:
Coal royalties (including $/ton)	$ 8,491	$ 2.23	$ 7,333	$ 1.91
Timber sales (including $/Mbf)	582	174.00	361	159.00
Gain on sale of properties	-	-	26	-
Other income	1,682	-	1,827	-
Total revenues (including $/ton)	10,755	2.83	9,547	2.49

Expenses (including $/ton):
Lease operating expenses	885	0.23	833	0.22
Taxes other than income	161	0.04	188	0.05
General and administrative	1,547	0.41	1,165	0.30
Depreciation and depletion	895	0.24	622	0.16
Total expenses	3,488	0.92	2,808	0.73

Operating Income (including $/ton)	$ 7,267	$ 1.91	$ 6,739	$ 1.76

Certain reclassifications have been made to conform to the current period presentation.

Coal Royalties.  Coal royalty revenues for the quarter ended March 31, 2002 were $8.5 million compared to $7.3 million for the same period in 2001, an increase of $1.2 million, or 16 percent.  While production remained stable over the respective periods, the average gross royalty per ton received from our lessees increased 17 percent, from $1.91 to $2.23.  The economic conditions of the coal market in the latter half of 2001 were strong and many of our lessees entered into higher priced long-term contracts during that period.

Timber Sales.  Timber sales increased to $0.6 million in the first quarter of 2002 from $0.4 million in the comparable 2001 period. Volume sold was 3,126 Mbf in the first quarter of 2002, compared with 1,850 Mbf in 2001. The average realized prices increased from $159 per Mbf in the first quarter of 2001 to $174 per Mbf in the comparable period of 2002.  The increase in volume sold is due to the timing of parcel sales.  The increase in average price received resulted from slightly better geographic and economic conditions.

Other Income.  Other income remained relatively constant at $1.7 million in the first quarter of 2002, compared with $1.8 million in the comparable 2001 period.  The primary components of other income are fees generated from the Company's unit-train loadout and forfeited minimums received from the Partnership's lessees.

Operating Expenses.  Operating expenses slightly increased in the first quarter of 2002, compared with 2001.  The expenses incurred in both years are consistent with the amount of coal tons produced by the Partnership's lessees.

Taxes other than Income.  Taxes other than income decreased $27,000, or 14 percent, from $188,000 in the first quarter of 2001 to $161,000 in the first quarter of 2002.  On a per ton basis, taxes other than income remained relatively constant at $0.04 in 2002 versus $0.05 in 2001.

General and Administrative.  General and administrative expenses increased $0.4 million, or 33 percent, in the first quarter of 2002, compared with the same period of 2001. The increase is primarily attributable to fees and expenses associated with public reporting by the Partnership.

Depreciation and Depletion.  Depreciation and depletion for the quarter ended March 31, 2002 was $0.9 million compared with $0.6 million for the same period of 2001, an increase of $0.3 million or 44 percent.  The increase in depreciation and depletion resulted from a significant revision of coal reserves in 2001 and depreciation related to coal services capital projects.

Capital Expenditures, Capital Resources and Liquidity

Cash Flows from Operating Activities

    Funding for our activities has historically been provided by operating cash flows and bank borrowings.  Net cash provided by operating activities was $10.9 million in the first quarter of 2002, compared with $15.9 million in the first quarter of 2001. The decrease was mostly due to lower natural gas and crude oil prices.

Cash Flows from Investing Activities

    During the first quarter of 2002, we used $8.7 million in investing activities, compared with $6.9 million in the first quarter of 2001.  Capital expenditures totaled $9.0 million in the first quarter of 2002, compared with $7.2 million in the same period in 2001.  The following table sets forth capital expenditures made during the periods indicated.

	Three Months
	Ended March 31,
	2002	2001
	(in thousands)
Oil and gas
Lease acquisitions	$ 809	$ 119
Development	6,455	6,216
Exploration	630	722
Support equipment and facilities	235	32
Coal royalty and land management
Lease acquisitions	98	1
Support equipment and facilities	416	107
Other	329	27
	$ 8,972	$ 7,224

   We drilled 33 gross (27.5 net) wells in the first quarter of 2002, compared to 37 gross (29.9 net) in the same period in 2001.  Capital expenditures for the remainder of fiscal year 2002, before lease and proved property acquisitions, are expected to be $35 to $40 million predominantly for the drilling of exploration and development of wells in the oil and gas segment with approximately $1 million allocated to the coal royalty and land management segment.  In addition, we plan to invest $5 to $6 million in the acquisition and evaluation of seismic data.  We plan to drill approximately 80 to 90 gross (45 to 55 net) wells during the remainder of 2002.  We continually review drilling expenditures and may increase, decrease or reallocate amounts based on industry conditions.  We believe our cash flow from operations and sources of debt financing are sufficient to fund our total 2002 planned capital expenditure program.

Cash Flows from Financing Activities

    Net cash provided by financing activities totaled $1.6 million in the first quarter of 2002, compared to $9.7 million net cash used in financing activities in the same period in 2001.  We paid $2.0 million of dividends in the first quarter of 2002, $2.0 in distributions were paid by PVR to minority interest holders, $1.0 million was paid to purchase units of PVR, offset by net draw downs on the debt facilities totaling $6.2 million.

    Penn Virginia has a $150 million secured revolving credit facility (the "Revolver") with a final maturity of October 2004. The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth, debt-to-capitalization and dividend limitation restrictions, among other requirements.  The revolver has a borrowing base of $140 million and had borrowing of $8.0 million against it as of March 31, 2002.  We currently have a $5 million line of credit with a financial institution due in December 2002, renewable annually.  We have the option to elect either a fixed rate LIBOR loan, floating rate LIBOR loan or base rate loan. We are in compliance with all the aforementioned covenants as of March 31, 2002.

    The Partnership has a $50 million unsecured revolving credit facility, which was undrawn as of March 31, 2002.  As part of the credit facility the Partnership had also borrowed an additional $43.4 million in the form of a term loan as of March 31, 2002.  The term loan expires in October 2004 and is secured by restricted U.S. Treasury Notes.  The Partnership has the option to elect interest at (i) LIBOR plus a Euro-rate margin of 0.5 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus .05 percent.  The financial covenants of the term loan include, but are not limited to, maintaining certain levels of financial leverage, interest coverage and cash flow. We are in compliance with all the aforementioned covenants as of March 31, 2002.

    Management believes its sources of funding are sufficient to meet short and long-term liquidity needs not funded by cash flows from operations.

Other

    Effective January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  There were no effects on the financial position, results of operations or liquidity in the first quarter of 2002.

Forward-Looking Statements

    Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition, Penn Virginia and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

    Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, expected commencement dates of  oil and natural gas production, projected quantities of future oil and natural gas production by Penn Virginia, expected commencement dates and projected quantities of future coal production by  lessees producing coal from reserves leased from PVR, costs and expenditures as well as projected demand or supply for coal and oil and natural gas, which will affect sales levels, prices and royalties realized by Penn Virginia and PVR.

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

    Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ include, but are not necessarily limited to: the cost of finding and successfully developing oil and natural gas reserves; the cost to PVR of finding new coal reserves; the ability of  Penn Virginia to acquire new oil and natural gas reserves and of  PVR acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and natural gas and coal; the risks associated with having or not having price risk management programs; PVR's ability to lease new and existing coal reserves; the ability of PVR's  lessees to produce sufficient quantities of coal on an economic basis from PVR's  reserves; the ability of lessees to obtain favorable contracts for coal produced from PVR reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and natural gas production; competition among producers in the oil and natural gas industries generally and in  the coal industry generally and in Appalachia in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves and proved oil and natural gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates of PVR's lessees' mining operations and Penn Virginia's oil and natural gas production ; environmental risks affecting the drilling and producing of oil and natural gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits by Penn Virginia and PVR's lessees; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; the experience and financial condition of the lessees of PVR's coal reserves,  including their ability to satisfy their royalty, environmental, reclamation and other obligations to PVR and others.  Many of such factors are beyond Penn Virginia's ability to control or predict.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

PART II     Other information

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

10.1   Change of Control Severance Agreement dated May 7, 2002 between Penn Virginia Corporation and A. James Dearlove

10.2   Change of Control Severance Agreement dated May 7, 2002 between Penn Virginia Corporation and Frank A. Pici

10.3   Change of Control Severance Agreement dated May 7, 2002 between Penn Virginia Corporation
           Nancy M. Snyder

10.4   Change of Control Severance Agreement dated May 7, 2002 between Penn Virginia Corporation and H. Baird Whitehead

10.5   Change of Control Severance Agreement dated May 7, 2002 between Penn Virginia Corporation and Keith D. Horton

(b)        Reports on Form 8-K

On March 28, 2002, Penn Virginia filed a report on Form 8-K. The report involved certain amendments to Penn Virginia's Shareholder Rights Plan and Bylaws and was filed under "Item 5. Other Events."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date:	May 15, 2002	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and
Chief Financial Officer

Date:	May 15, 2002	By:	/s/ Ann N. Horton
Ann N. Horton, Vice President and
Principal Accounting Officer

PENN VIRGINIA CORPORATION