Form 10-Q
period 2002-06-30
PENN VIRGINIA CORP
filed 2002-08-14
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number 1-13283

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

Number of shares of common stock of Registrant outstanding at August 8, 2002: 8,943,716

  PART I. Financial Information

   Item 1.  Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Revenues:
Natural gas	$ 15,683	$ 14,506	$ 27,020	$ 31,547
Oil and condensate	1,875	77	3,869	159
Coal royalties	6,693	7,928	15,184	15,261
Timber	499	397	1,081	758
Other	898	1,833	2,877	4,137
Total revenues	25,648	24,741	50,031	51,862

Expenses:
Lease operating expenses	2,568	1,792	5,382	3,571
Exploration expenses	2,026	1,948	2,164	2,655
Taxes other than income	1,610	1,238	3,122	2,615
General and administrative	5,519	2,927	10,058	5,963
Depreciation, depletion, amortization	7,010	3,474	13,612	6,761
Total expenses	18,733	11,379	34,338	21,565

Operating income	6,915	13,362	15,693	30,297

Other income (expense):
Interest expense	(489)	(289)	(959)	(1,096)
Interest and other income	522	457	1,075	844
Gain on sale of securities	-	54,688	-	54,688
Income from continuing operations before minority
interest, income taxes and discontinued operations	6,948	68,218	15,809	84,733

Minority interest in Penn Virginia Resource Partners, L.P.	2,377	-	5,942	-
Income tax expense	1,629	25,200	3,555	31,005
Income from continuing operations	2,942	43,018	6,312	53,728

Income from discontinued operations (including gain on
sale and net of taxes)	221	-	221	-

Net income	$ 3,163	$ 43,018	$ 6,533	$ 53,728

Income from continuing operations per share, basic	$ 0.33	$ 4.88	$ 0.71	$ 6.19
Net income per share, basic	$ 0.35	$ 4.88	$ 0.73	$ 6.19
Income from continuing operations per share, diluted	$ 0.33	$ 4.79	$ 0.70	$ 6.09
Net income per share, diluted	$ 0.35	$ 4.79	$ 0.73	$ 6.09

Weighted average shares outstanding, basic	8,927	8,820	8,918	8,679
Weighted average shares outstanding, diluted	8,984	8,982	8,968	8,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
 (in thousands)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets
Cash and cash equivalents	$ 11,799	$ 9,621
Accounts receivable	14,773	15,403
Current portion of long-term notes receivable	505	599
Price risk management assets	284	3,674
Other	1,229	1,105
Total current assets	28,590	30,402

Property and equipment
Oil and gas properties (successful efforts method)	354,589	335,494
Other property and equipment	120,597	117,789
Less: Accumulated depreciation, depletion and amortization	(85,732)	(72,095)
Net property and equipment	389,454	381,188

Restricted U.S. Treasury Notes	43,387	43,387
Other assets	5,260	5,194

Total assets	$ 466,691	$ 460,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt	$ 66	$ 1,235
Accounts payable	752	3,987
Accrued liabilities	7,822	13,831
Price risk management liabilities	1,347	-
Taxes on income	1,424	-
Total current liabilities	11,411	19,053

Other liabilities	12,021	8,877
Deferred income taxes	56,182	55,861
Long-term debt	14,000	3,500
Long-term debt secured by U.S. Treasury Notes	43,387	43,387

Minority interest in Penn Virginia Resource Partners, L.P.	143,149	144,039

Shareholders' equity
Preferred stock of $100 par value-
authorized 100,000 shares; none issued	-	-
Common stock of $6.25 par value-
16,000,000 shares authorized; 8,943,376 shares issued	55,895	55,762
Other paid in capital	11,495	9,869
Retained earnings	121,643	119,125
Accumulated other comprehensive income	(1,139)	1,756
	187,894	186,512
Less: 23,765 shares of common stock held in treasury,
at cost on December 31, 2001	-	599
Unearned compensation	1,353	459

Total shareholders' equity	186,541	185,454

Total liabilities and shareholders' equity	$ 466,691	$ 460,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS - Unaudited
(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Cash flow from operating activities:
Net Income	$ 3,163	$ 43,018	$ 6,533	$ 53,728
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion, and amortization	7,035	3,474	13,637	6,761
Minority interest in Penn Virginia Resource Partners, L.P.	2,377	-	5,942	-
Gain on sale of properties	(341)	(807)	(341)	(834)
Gain on sale of securities	-	(54,688)	-	(54,688)
Deferred income taxes	1,523	840	1,880	3,023
Dry hole and unproved leasehold expense	118	1,344	159	1,454
Tax benefit from stock option exercises	150	1,148	220	2,716
Other	508	36	836	84
	14,533	(5,635)	28,866	12,244

Changes in operating assets and liabilities:
Current assets	(719)	(3,446)	390	(2,338)
Current liabilities	(3,513)	19,220	(7,318)	16,144
Other assets	(226)	(6)	(672)	(36)
Other liabilities	1,144	146	1,386	186
Net cash flows provided by operating activities	11,219	10,279	22,652	26,200

Cash flows from investing activities:
Payments received on long-term notes receivable	109	246	335	491
Proceeds from sale of properties	1,236	1,181	1,300	1,246
Proceeds from sale of securities	-	57,525	-	57,525
Additions to property and equipment	(12,290)	(47,747)	(21,262)	(54,971)
Net cash flows provided by (used in) investing activities	(10,945)	11,205	(19,627)	4,291

Cash flows from financing activities
Dividends paid	(2,010)	(1,997)	(4,015)	(3,932)
Distributions paid to minority interest holders of subsidiary	(3,747)	-	(6,295)	-
Proceeds from (repayments of) borrowings	3,077	(22,297)	9,331	(35,722)
Purchase of units of Penn Virginia Resource Partners, L.P.	-	-	(1,067)	-
Purchase of treasury stock	(521)	-	(557)	-
Issuance of stock	1,241	3,388	1,756	9,025
Net Cash used in financing activities	(1,960)	(20,906)	(847)	(30,629)

Net increase (decrease) in cash and cash equivalents	(1,686)	578	2,178	(138)
Cash and cash equivalents-beginning of period	13,485	19	9,621	735
Cash and cash equivalents-end of period	$ 11,799	$ 597	$ 11,799	$ 597

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$ 563	$ 188	$ 822	$ 1,011
Income taxes	$ 75	$ 4,411	$ 75	$ 9,978
Noncash financing activities:
Restricted subsidiary partnership units granted as unearned compensation	$ -	$ -	$ 1,067	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.  INTRODUCTION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Penn Virginia Corporation ("Penn Virginia" or the "Company"), all wholly-owned subsidiaries, and Penn Virginia Resource Partners, L.P. (the "Partnership" or "PVR") in which we have an approximate 52 percent ownership interest.  Penn Virginia Resource GP, LLC, a wholly-owned subsidiary of Penn Virginia, serves as the Partnership's sole general partner.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and SEC regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the Company's December 31, 2001 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  Certain reclassifications have been made to conform to the current period's presentation.

2.  PRICE RISK MANAGEMENT ACTIVITIES

     From time to time, we enter into derivative financial instruments to mitigate our exposure to natural gas and crude oil price volatility.  The derivative financial instruments, which are placed with a major financial institution that we believe is a minimum credit risk, take the form of costless collars and swaps.  All derivative financial instruments are recognized in the financial statements at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, and Amendment of FASB Statement No. 133.

     All derivative instruments are recorded on the balance sheet at fair value.  If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings.  To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge.  Currently, the Company is utilizing only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. All hedge transactions are subject to our risk management policy, approved by the Board of Directors.

     We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions. We measure hedge effectiveness on a period basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

      When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be a carried at its fair value on the balance sheet, with changes in its fair value recognized in earnings prospectively.

      Gains and losses on hedging instruments when settled are included in natural gas or crude oil production revenues in the period that the related production is delivered.

      The fair value of our hedging instruments is determined based on third party forward price quotes for NYMEX Henry Hub closing and West Texas intermediate price as of June 30, 2002.  The following table sets forth our positions as of June 30, 2002:

	Notional	Fixed Price or
Time Period	Quantities	Effective Floor/Ceiling Price	Fair Value
			(in millions)
Natural Gas	(MMbtu per Day)
Costless collars
July 1 - October 31, 2002	5,000	$2.75 / $3.00	$ (0.2)
July 1 - December 31, 2002	2,301	$4.00 / $5.70	0.3
July 1 - December 31, 2002	1,315	$4.00 / $6.25	0.2
July 1 - September 30, 2002	3,000	$3.17 / $3.72	-
November 1 - December 31, 2002	8,000	$2.96 / $5.05	-
January 1 - March 31, 2003	10,000	$2.96 / $5.05	(0.2)
April 1 - October 31, 2003	5,000	$2.92 / $4.42	(0.3)
Fixed price swap
July 1 - October 31, 2002	13,000	$2.74	(0.6)

Crude Oil	(Bbls per Day)
Costless collars
July 1 - December 31, 2002	263	$20.00 / $24.50	(0.1)
July 1 - December 31, 2002	197	$22.00 / $26.60	(0.1)
July 1 - December 31, 2002	303	$22.00 / $26.20	(0.1)

		Total	$ (1.1)

     Based upon our assessment of our derivative contracts at June 30, 2002, we reported (i) an approximate liability of $1.4 million and an asset of $0.3 million and (ii) a loss in accumulated other comprehensive income of $0.9 million, net of income taxes of $0.5 million.  In connection with monthly settlements, we recognized net hedging gains in natural gas and oil revenues of $0.3 million for the six months ended June 30, 2002.  Based upon future oil and natural gas prices as of June 30, 2002, $1.1 million of hedging losses are expected to be realized within the next 16 months.  The amounts ultimately realized will vary due to changes in the fair value of the open derivative contracts prior to settlement.

3. CONTINGENT LIABILITIES

    We are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.

4.  EARNINGS PER SHARE

     The following is a reconciliation of the amounts used in the calculation of basic and diluted earnings per share for income from continuing operations and net income at June 30, 2002 and 2001 (in thousands, except share data).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Income from continuing operations	$ 2,942	$ 43,018	$ 6,312	$ 53,728
Income from discontinued operations	221	-	221	-
Net income	$ 3,163	$ 43,018	$ 6,533	$ 53,728

Weighted average shares, basic	8,927	8,820	8,918	8,679
Dilutive securities:
Stock options	57	162	50	148
Weighted average shares, diluted	8,984	8,982	8,968	8,827

Income from continuing operations per share, basic	$ 0.33	$ 4.88	$ 0.71	$ 6.19
Income from discontinued operations per share, basic	0.02	-	0.02	-
Net income per share, basic	$ 0.35	$ 4.88	$ 0.73	$ 6.19

Income from continuing operations per share, diluted	$ 0.33	$ 4.79	$ 0.70	$ 6.09
Income from discontinued operations per share, diluted	0.02	-	0.03	-
Net income per share, diluted	$ 0.35	$ 4.79	$ 0.73	$ 6.09

5. COMPREHENSIVE INCOME

    Comprehensive income represents changes in retained earnings during the reporting period, including net income and charges directly to retained earnings, which are excluded from net income. For the three- and six-month periods ended June 30, 2002 and 2001, the components of comprehensive income are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Net income	$ 3,163	$ 43,018	$ 6,533	$ 53,728

Holding gains on available-for-sale securities
during period, net of tax	-	1,348	-	8,741
Unrealized gains (losses) on price risk
management, net of tax	219	512	(2,702)	649
Reclassification adjustment for available-for-sale
securities, net of tax	-	(35,547)	-	(35,547)
Reclassification adjustment for price risk management,
net of tax	629	-	(193)	-
	$ 4,011	$ 9,331	$ 3,638	$ 27,571

6.  LONG-TERM INCENTIVE PLAN

     In January 2002, pursuant to the PVR long-term incentive plan detailed in its 2001 Form 10-K, we purchased and awarded PVR common units to certain directors and employees as restricted units.  The units are restricted for a five-year period, with 25 percent vested by the end of 2004, another 25 percent vested by the end of 2005, and the remaining 50 percent vested during 2006.  Amounts related to this transaction are reported in the Unearned Compensation balance in the Shareholder's Equity section of the Balance Sheet.  Compensation expense related to these awards will be amortized into earnings ratably over the vesting period, PVR reimburses us for the cost we incurr to purchase and award the PVR common units.

7.  SEGMENT INFORMATION

 Penn Virginia's operations are classified into two operating segments:

    Oil and Gas - crude oil and natural gas exploration, development and production.

    Coal Royalty and Land Management - the leasing of coal mineral rights and subsequent collection of coal royalties and the development and harvesting of timber.  This segment's activities are conducted through Penn Virginia's ownership interest in Penn Virginia Resource Partners, L.P.

     All other - primarily represents corporate assets and related expenses.

		Coal Royalty
		and Land	All
	Oil and Gas	Management	Other	Consolidated
	(in thousands)
For the six months ended June 30, 2002:
Revenues	$ 30,994	$ 18,546	$ 491	$ 50,031
Operating costs and expenses	12,263	4,837	3,626	20,726
Depreciation, depletion and amortization	11,943	1,563	106	13,612
Operating income (loss)	$ 6,788	$ 12,146	$ (3,241)	$ 15,693
Interest expense				(959)
Interest income				1,075
Income from continuing operations
before minority interest and taxes				$ 15,809
Identifiable assets	$ 294,585	$ 165,344	$ 6,762	$ 466,691

For the six months ended June 30, 2001:
Revenues	$ 32,636	$ 18,444	$ 782	$ 51,862
Operating costs and expenses	8,449	4,177	2,178	14,804
Depreciation, depletion and amortization	5,450	1,271	40	6,761
Operating income (loss)	$ 18,737	$ 12,996	$ (1,436)	$ 30,297
Interest expense				(1,096)
Gain on sale of securities				54,688
Interest and other income				844
Income before taxes				$ 84,733
Identifiable assets	$ 160,616	$ 111,874	$ 1,202	$ 273,692

      Identifiable assets are those assets used in the Company's operations in each segment.

8. DISCONTINUED OPERATIONS

     During the second quarter of 2002, we sold certain marginal oil and gas properties that were considered a component of the Company under SFAS No. 144  Accounting for the Impairment or Disposal of Long-Lived Assets. The properties sold included various interests in South Texas properties acquired in the third quarter of last year. The net carrying amount of properties sold was $0.5 million. We adopted the provisions of SFAS No. 144 effective January 1, 2002. Accordingly, the components of discontinued operations are as follows for the three-months ended June 30, 2002 (in thousands). The results of operations for the first quarter of 2002 were insignificant.

Revenues
Natural gas	$ 48
Oil and condensate	332
Total revenues	380
Expenses
Operating expenses	352
Depreciation, depletion and amortization	25
Total expenses	377
Income from discontinued operations	3
Gain on sale of properties	337
340
Income taxes	(119)
Net income from discontinued operations	$ 221

9.  NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after      June 15, 2002. We are currently evaluating the effects of this pronouncement.

    In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4 Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board Opinion (APB) 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We are currently evaluating the effects of this pronouncement.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the effects of this pronouncement.

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    We operate in two business segments: oil and gas and coal royalty and land management. The oil and gas segment includes the exploration for, development and production of crude oil, condensate and natural gas in the eastern and southern portions of the United States.  We also own mineral rights to oil and gas reserves. The coal royalty and land segment includes coal reserves, timber and other land assets owned by Penn Virginia Resource Partners, L.P. (the "Partnership" or "PVR"). The assets, liabilities and earnings of PVR are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.  Selected operating and financial data by segment is presented below.
 Results of Operations - Second Quarters of 2002 and 2001 Compared

     We reported 2002 second quarter consolidated net income of $3.2 million or $0.35 per share (diluted), compared with $43.0 million or $4.79 per share (diluted) for the second quarter of 2001.  On a consolidated basis, revenues increased $1.0 million, primarily as a result of increased natural gas and crude oil production, offset in part by a decrease in coal tons produced and a decrease in natural gas prices received.  Expenses on a consolidated basis were $7.4 million higher than the 2001 comparable period, primarily due to our acquisition of certain South Texas oil and gas properties  in the third quarter of last year.

Interest expense.  On a consolidated basis, interest expense was $0.5 million for the quarter ended June 30, 2002, compared with $0.3 million for the same period in 2001, an increase of $0.2 million or 67 percent.  The increase is primarily due to additional borrowings during the first six months of this year.  The 2002 interest expense primarily relates to the $43.4 million PVR term loan secured by U.S. Treasury Notes.

Interest income.  Interest income was approximately $0.5 million for both periods.  The 2002 interest income was earned on the U.S Treasury Notes and a note receivable related to the sale of coal properties in 1986.

Minority interest.  Minority interest for the quarter ended June 30, 2002 was $2.4 million, representing the public unitholders' 48 percent interest in PVR's net income of $5.0 million.

Results of Operations - Six Months of 2002 and 2001 Compared

      We reported 2002 six months consolidated net income of $6.5 million, or $0.73 per share (diluted), compared with $53.7 million, or $6.09 per share (diluted) for the same period of 2001. On a consolidated basis, revenues decreased $1.8 million, primarily from a decrease in natural gas prices partially offset by increases in natural gas and crude oil production. Expenses on a consolidated basis were $12.8 million higher than the 2001 comparable period, primarily due to the acquisition of certain South Texas oil and gas properties in the third quarter of 2001.

Interest expense. Interest expense was $1.0 million for the six months ended June 30, 2002, compared with $1.1 million for the same period in 2001. The 2002 interest expense primarily relates to the $43.4 million PVR term loan secured by U.S. Treasury Notes.

Interest income: Interest income was $1.1 million for the first six months of 2002, compared with $0.8 million for the same period in 2001. The increase is due to the U.S. Treasury Notes purchased in late 2001.

Selected operating and financial data by segment is presented below.

Oil and Gas Segment

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

    Operating income for the oil and gas segment was $4.1 million for the second quarter of 2002, compared with $7.7 million for the second quarter of 2001.  Operational and financial data for the Company's oil and gas segment for the first quarter of 2002 and 2001 is summarized as follows:

Operations and Financial Summary

	Three Months
	Ended June 30,
Production	2002		2001
Natural gas (MMcf)	4,643*		2,932
Oil and condensate (Mbbls)	76*		4
Equivalent production, MMcfe	5,099		2,956

	(in thousands, except unit cost)
Revenues:
Natural gas (including $/Mcf)	$ 15,683	$ 3.38	$ 14,506	$ 4.95
Oil and condensate (including $Bbl)	1,875	24.67	77	19.25
Other income	58	-	877	-
Total revenues (including $/Mcfe)	17,616	3.45	15,460	5.23

Expenses (including $/Mcfe):
Lease operating expenses	1,974	0.39	1,052	0.36
Exploration expenses	2,005	0.39	1,804	0.61
Taxes other than income	1,315	0.26	1,015	0.34
General and administrative	1,930	0.38	1,071	0.36
Depreciation and depletion	6,288	1.23	2,804	0.95
Total expenses	13,512	2.65	7,746	2.62

Operating Income (including $/Mcfe)	$ 4,104	$ 0.80	$ 7,714	$ 2.61

      * Excludes 18 MMcf natural gas and 16 Mbbls oil and condensate production related to discontinued operations.

      In the second quarter 2002, 51 percent of our natural gas and crude oil production was sold at market prices.  The remainder was sold subject to cash flow hedges at an average floor price of $2.96 per MMbtu and ceiling price of $3.36 per MMbtu for natural gas, and an average floor price of $21.33 per barrel and ceiling of $25.73 per barrel for crude oil. The effects of these hedges were to decrease the average natural gas prices received by $0.20 per Mcf and by $0.68 per barrel for crude oil.

    See "Note 2. Price Risk Management Activities" in the Notes to the Condensed Consolidated Financial Statements for details of costless collars and a fixed price swap for the period July 2002 through October 2003.  We will continue, when circumstances warrant, hedging the price received for market-sensitive production through the use of similar type transactions.

Natural gas.  Natural gas sales increased $1.2 million, or 8 percent, in the first quarter of 2002,compared with the same period of 2001.  The average natural gas price received was 32 percent lower in the second quarter of 2002, compared with the same quarter of the prior year.  However, more than offsetting the price decrease was a production increase of 1,711 MMcf, or 58 percent, in the second quarter of 2002 compared with the same period in 2001.  The production increase was due to the acquisition of certain South Texas properties in the third quarter of last year and to increased production from the Gwinville Field.

 Oil and condensate.  Oil sales increased $1.8 million in the second quarter of 2002, compared with the same period of 2001.  The increase was a direct result of increased production related to the acquisition of certain South Texas properties in the third quarter of last year.

 Lease operating expenses.  Operating expenses for the second quarter of 2002 were $2.0 million, compared with $1.1 million in the first quarter of 2001. The increase was primarily attributable to the third quarter 2001 acquisition of certain South Texas oil and gas properties.

 Exploration expenses.  Exploration expenses for the second quarter of 2002 increased to $2.0 million, compared with $1.8 million in the second quarter of 2001.  This variance was a result of the timing and makeup of exploration activities between the two periods.

Taxes other than on income.  Taxes other than on income increased to $1.3 million in the second quarter of 2002 from $1.0 million in 2001. The increase was primarily due to higher production. However, on a unit of production basis, severance and ad valorem taxes decreased due to the lower prices received for natural gas.

General and administrative.  General and administrative expenses increased to $1.9 million in the second quarter of 2002 from $1.1 million in 2001. The increase was attributable to the acquisition of certain South Texas oil and gas properties in the third quarter of 2001 and  personnel expenses related to our anticipated expansion in Gulf Coast region activity.

Depreciation and depletion.  Depreciation and depletion increased to $6.3million in the second quarter of 2002 from $2.8 million in 2001.  The increase was a result of higher production and the third quarter 2001 acquisition of South Texas oil and gas properties and its higher cost basis of related assets.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Operations and Financial Summary

	Six Months
	Ended June 30,
Production	2002		2001
Natural gas (MMcf)	8,908		5,695
Oil and condensate (Mbbls)	168		7
Equivalent production, MMcfe	9,916		5,737

	(in thousands, except unit cost)
Revenues:
Natural gas (including $/Mcf)	$ 27,020	$ 3.03	$ 31,547	$ 5.54
Oil and condensate (including $Bbl)	3,869	23.03	159	22.71
Other income	105	-	930	-
Total revenues (including $/Mcfe)	30,994	3.13	32,636	5.69

Expenses (including $/Mcfe):
Lease operating expenses	3,763	0.38	1,870	0.33
Exploration expenses	2,049	0.21	2,476	0.43
Taxes other than income	2,567	0.26	2,073	0.36
General and administrative	3,884	0.39	2,030	0.35
Depreciation and depletion	11,943	1.20	5,450	0.95
Total expenses	24,206	2.44	13,899	2.42

Operating Income (including $/Mcfe)	$ 6,788	$ 0.69	$ 18,737	$ 3.27

     In the first half of 2002, 41 percent of our natural gas and crude oil production was sold at market prices.  The remainder was sold subject to cash flow hedges at an average floor price of $2.94 per MMbtu and ceiling price of $3.39 per MMbtu for natural gas, and an average floor price of $21.35 per barrel and ceiling of $25.74 per barrel for crude oil. The effects of these hedges were to increase the average price received for natural gas by $0.03 per Mcf and by $0.42 per barrel for crude oil.

    See "Note 2. Price Risk Management Activities" in the Notes to the Condensed Consolidated Financial Statements for details of costless collars and a fixed price swap for the period July 2002 through October 2003.  We will continue, when circumstances warrant, hedging the price received for market-sensitive production through the use of similar type transactions.

Natural gas. Natural gas sales decreased $4.5 million, or 14 percent, in the first half of 2002,compared with the same period of 2001. The average natural gas price received was 45 percent lower in the first half of 2002, compared with the same quarter of the prior year.  Offsetting the price decrease was a production increase of 3,213 MMcf, or 56 percent, in the first half of 2002 compared with the same period in 2001.  The production increase was due to the acquisition of certain South Texas oil and gas properties in the third quarter of last year and to increased production from the Gwinville Field.

Oil and condensate. Oil sales increased $3.7 million in the first half of 2002, compared with the same period of 2001.  The increase was a direct result of increased production related to the acquisition of certain South Texas oil and gas properties in the third quarter of last year.

Lease operating expenses. Operating expenses for the first half of 2002 were $3.8 million, compared with $1.9 million in the first quarter of 2001. The increase was primarily attributable to the acquisition of certain South Texas oil and gas properties in the third quarter of last year.

Exploration expenses. Exploration expenses for the first six months of 2002 decreased to $2.0 million, compared with $2.5 million in the first six months of 2001. This variance is a result of the timing and makeup of exploration activities between the two periods.

Taxes other than on income. Taxes other than on income increased to $2.6 million in the first half of 2002 from $2.1 million in 2001. The increase was primarily due to higher production. However, on a unit of production basis severance and ad valorem taxes decreased due to the lower prices received for natural gas.

General and administrative. General and administrative expenses increased to $3.9 million in the first half of 2002 from $2.0 million in 2001. On a Mcfe basis, general and administrative expenses increased to $0.39 in 2002 as compared to $0.35 in 2001.  The increase was attributable to the acquisition of South Texas oil and gas properties in the third quarter of last year and  personnel expenses related to our anticipated expansion in Gulf Coast region activity.

Depreciation and depletion.  Depreciation and depletion increased to $11.9 million in the first six months of 2002 from $5.5 million in 2001. The increase was a result of the acquisition of South Texas oil and gas properties in the third quarter of last year and its higher cost basis of related assets.

Coal Royalty and Land Management

     The coal royalty and land management segment includes PVR's mineral rights to coal reserves, its timber assets and its land assets. The assets, liabilities and earnings of PVR are included in our consolidated financial statements, with the public unitholders' interest reflected as a minority interest.

      In January and February 2002, two of PVR's significant lessees filed for bankruptcy protection under Chapter 11 of the U. S. Bankruptcy Code. One of the lessees, Horizon Resources (formerly AEI Resources, Inc.) has reorganized, is no longer in bankruptcy and has made all payments to PVR as required under its lease on a timely basis. The other lessee, Pen Holdings, Inc. remains in bankruptcy and has paid all required post-petition minimum rental payments through June 30, 2002, while deciding whether to accept or reject PVR's lease. Pen Holdings must determine whether to accept or reject the lease by August 31, 2002. PVR continues to evaluate its business alternatives with respect to this lessee. PVR cannot be certain as to the timing or actual amount of revenues it will receive from this lessee or whether the lease will be accepted or rejected. A reduction in 2002 cash received from these lessees will cause a reduction in cash available for distribution to PVR unitholders in 2002. However, PVR believes it will be able to pay all minimum quarterly distributions on all  units in 2002.

 Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

      The following table sets forth operational and financial data for the Company's coal segment for the second quarter ended June 30, 2002 compared with the same period in 2001:

Operations and Financial Summary

	Three Months
	Ended June 30,
	2002		2001
Production:
Coal tons (000's)	3,096		3,716

	(in thousands, except unit cost)
Revenues:
Coal royalties (including $/ton)	$ 6,693	$ 2.16	$ 7,928	$ 2.13
Timber sales	499	-	397	-
Gain on sale of properties	-	-	-	-
Other income	599	-	572	-
Total revenues (including $/ton)	7,791	2.52	8,897	2.39

Expenses (including $/ton):
Lease operating expenses	446	0.14	664	0.18
Taxes other than income	261	0.08	159	0.04
General and administrative	1,537	0.50	1,168	0.31
Depreciation and depletion	668	0.22	649	0.17
Total expenses	2,912	0.94	2,640	0.70

Operating Income (including $/ton)	$ 4,879	$ 1.58	$ 6,257	$ 1.69

Revenues. Revenues in the second quarter of 2002 were $7.8 million compared with $8.9 million for the same period in 2001, representing a 12 percent decrease.  Coal royalty revenues for the three months ended June 30, 2002 were $6.7 million compared to $7.9 million for the same period in 2001, a decrease of $1.2 million, or 16 percent.  While the average gross royalties per ton remained stable over the respective periods, the production from lessees decreased 17 percent.  The 0.6 million tonnage decrease in lessee production was primarily due to a reduction in general market demand for coal.  The majority of lessees experienced reduced production for the comparable periods.

Timber revenues increased to $0.5 million for the three months ended June 30, 2002 from $0.4 million for the same period in 2001, an increase of 26 percent.  Volume sold was 2,676 Mbf in the second quarter of 2002, compared with 2,124 Mbf for the same period in 2001. The average realized prices increased from $154 per Mbf in the second quarter of 2001 to $177 per Mbf in the comparable period of 2002.  The increase in volume sold was due to the timing of parcel sales and an increase in the average price received resulting from slightly better geographic and economic conditions.

Other income remained relatively constant at $0.6 million for the three months ended June 30, 2002 and 2001.  The primary components of other income were fees generated from the Partnership's unit-train loadout facility, forfeited minimums received from the Partnership's lessees and miscellaneous land rentals.

Operating Costs and Expenses. Aggregate operating costs and expenses for the second quarter of 2002 were $2.9 million, compared with $2.6 million for the same period in 2001, an increase of $0.3 million, or 12 percent. The increase in operating costs and expenses  related primarily to increases in general and administrative expenses.

Operating expenses (including lease operating expenses and taxes other than income) decreased by 14 percent, to $0.7 million in the second quarter of 2002, compared with $0.8 million in the same period of 2001.  The expenses incurred in both years were consistent with the amount of coal tons produced by our lessees at $0.22 per ton.

General and administrative expenses increased $0.4 million, or 32 percent, in the second quarter of 2002, compared with the same period of 2001. The increase was primarily attributable to recurring fees and expenses associated with being a public entity, such as director's fees, tax reporting for the partnership and fees for professional services.

Depreciation and depletion for the quarter ended June 30, 2002 was $0.7 million compared with $0.6 million for the same period of 2001, an increase of 3 percent.  The increase in depreciation and depletion resulted from a downward revision of coal reserves in 2001 and depreciation related to coal services capital projects.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     The following table sets forth operational and financial data for the Company's coal segment for the six months ended June 30, 2002 compared with the same period in 2001:

Operations and Financial Summary

	Six Months
	Ended June 30,
	2002		2001
Production:
Coal tons (000's)	6,898		7,551

	(in thousands, except unit cost)
Revenues:
Coal royalties (including $/ton)	$ 15,184	$ 2.20	$ 15,261	$ 2.02
Timber sales	1,081	-	758	-
Gain on sale of properties	-	-	26	-
Other income	2,281	-	2,399	-
Total revenues (including $/ton)	18,546	2.69	18,444	2.44

Expenses (including $/ton):
Lease operating expenses	1,331	0.19	1,497	0.20
Taxes other than income	422	0.06	347	0.05
General and administrative	3,084	0.45	2,333	0.31
Depreciation and depletion	1,563	0.23	1,271	0.17
Total expenses	6,400	0.93	5,448	0.73

Operating Income (including $/ton)	$ 12,146	$ 1.76	$ 12,996	$ 1.71

Revenues. Revenues for the six months ended June 30, 2002 were $18.5 million compared with $18.4 million for the same period in 2001, a 1 percent increase.  Coal royalty revenues for the first half of 2002 were $15.2 million compared to $15.3 million for the same period in 2001, a decrease of $0.1 million, or 1 percent.  While the average gross royalties per ton increased by 9 percent over the respective periods, the production from lessees decreased 9 percent.  The majority of lessees experienced reduced production for the comparable periods, which accounted for the 0.7 million tonnage decrease.  Although lessee production decreased due to a reduction in general market demand for coal, the average gross royalty received was higher because many lessees entered into higher priced long-term contracts in the last half of 2001.

Timber revenues increased to $1.1 million for the six months ended June 30, 2002 from $0.8 million for the same period in 2001, an increase of 43 percent.  Volume sold was 5,802 Mbf in the first half of 2002, compared with 3,974 Mbf for the same period in 2001. The increase in volume sold was due to the timing of parcel sales.

Other income remained relatively constant at $2.3 million compared to $2.4 million for the six months ended June 30, 2002 and 2001, respectively.  The primary components of other income were fees generated from the Partnership's unit-train loadout facility (coal services), forfeited minimums received from the Partnership's lessees and miscellaneous land rentals. Coal services revenue decreased to $0.9 million in the first half of 2002 from $1.0 million for the comparable period of 2001, representing a 14 percent decrease.  The decrease related primarily to one of our lessees entering into industrial contracts, which allows a portion of their production to be hauled by truck and by-pass our unit-train loadout facility.

Operating Costs and Expenses. Aggregate operating costs and expenses for the first half of 2002 were $6.4 million, compared with $5.4 million for the same period in 2001, an increase of $1.0 million, or 17 percent. The increase in operating costs and expenses primarily related to increases in general and administrative expenses.

Operating expenses (including lease operating expenses and taxes other than income) remained relatively stable at $1.8 million for the six months ended June 30, 2002 and 2001.  The expenses incurred in both years were consistent with the amount of coal tons produced by our lessees at $0.25 per ton.

General and administrative expenses increased $0.8 million, or 32 percent, in the first half of 2002, compared with the same period of 2001. The increase was primarily attributable to recurring fees and expenses associated with being a public entity, such as director's fees, tax reporting for the partnership and fees for professional services.

Depreciation and depletion for the six months ended June 30, 2002 was $1.6 million compared with $1.3 million for the same period of 2001, an increase of 23 percent.  The increase in depreciation and depletion resulted from a downward revision of coal reserves in 2001 and depreciation related to coal services capital projects.

Capital Expenditures, Capital Resources and Liquidity

 Cash Flows from Operating Activities

     Funding for our activities has historically been provided by operating cash flows and bank borrowings.  Net cash provided by operating activities was $22.7 million in the first six months of 2002, compared with $26.2 million in the first six months of 2001. The decrease was primarily due to lower natural gas prices and increased expenses due to the acquisition of certain South Texas oil and gas properties in the third quarter of 2001.

Cash Flows from Investing Activities

    During the first half of 2002, we used $19.6 million in investing activities, compared with $4.3 million provided by investing activities in the first half of 2001. Additions to property and equipment totaled $21.3 million in the first half of 2002, compared with $55.0 million in the same period in 2001. The following table sets forth  additions to property and equipment made during the periods indicated.

	Six Months
	Ended June 30,
	2002	2001
	(in thousands)
Oil and gas
Development drilling	$ 17,130	$ 13,986
Exploratory drilling	554	1,575
Lease acquisitions	1,531	5,675
Support equipment and facilities	998	137
Seismic	1,789	905
Oil and gas capital expenditures	22,002	22,278

Coal royalty and land management
Lease acquisitions	80	33,257
Support equipment and facilities	701	300
Coal royalty and land management capital expenditures	781	33,557

Other	268	41

Total capital expenditures	23,051	55,876
Less: Seismic	(1,789)	(905)
Additions to property and equipment	$ 21,262	$ 54,971

     We drilled 63 gross (48.6) wells in the first six months of 2002, compared to 77 gross (61.6 net) in the same period in 2001.  Capital expenditures for the remainder of fiscal year 2002, before lease and proved property acquisitions, are expected to be $24 to $28 million predominantly for the drilling of exploration and the development of wells in the oil and gas segment with approximately $0.2 million allocated to the coal royalty and land management segment.  In addition, we plan to invest $4 to $5 million in the acquisition and evaluation of seismic data.  We plan to drill approximately 45 to 55 gross (18 to 27 net) wells during the remainder of 2002.  We continually review drilling expenditures and may increase, decrease or reallocate amounts based on industry conditions.  We believe our cash flow from operations and sources of debt financing are sufficient to fund our total 2002 planned capital expenditure program.

Cash Flows from Financing Activities

    Net cash used in financing activities totaled $0.8 million in the six months of 2002, compared to $30.6 million net cash used in financing activities in the same period in 2001.  In addition to cash flow from operating activities, for the first six months of 2002, we received $9.3 million in proceeds from borrowing, which was used to finance capital expenditures. Dividends to our shareholders and distributions to minority interest holders in PVR were also paid.

   Penn Virginia has a $150 million secured revolving credit facility (the "Revolver") with a final maturity of October 2004. The Revolver currently has a borrowing base of $140 million and had $14.0 million borrowed against it as of June 30, 2002.  We have the option to elect interest at (i) LIBOR plus a Eurodollar margin ranging from 1.375 to 1.875 percent, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus a margin ranging from 0.375 to 0.875 percent.  The Revolver contains financial covenants requiring the Company to maintain certain levels of net worth and to comply with certain debt-to-capitalization and dividend limitation restrictions, among other requirements.  We are currently in compliance with all of the covenants in the Revolver.  We also currently have a $5 million line of credit with a financial institution due in December 2002, renewable annually.

     The Partnership has a credit agreement expiring in October 2004 comprised of a $50 million unsecured revolving credit loan (the "Partnership Revolver"), which was undrawn as of June 30, 2002, and a term loan secured by restricted U.S. Treasury Notes, which was fully drawn in the amount of $43.4 million as of June 30, 2002.  The Partnership Revolver includes the option to elect interest at (i) LIBOR plus a Euro-rate margin ranging from 1.25 percent to 1.75 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The Partnership has the option to elect interest on the term loan at (i) LIBOR plus a Euro-rate margin of 0.5 percent, based on certain financial data or (ii) the greater of the prime rate or federal funds rate plus 0.5 percent.  The financial covenants of the Partnership's credit agreement include, but are not limited to, maintaining: (i) a ratio of not more than 2.5:1.0 of total debt to consolidated EBITDA (as defined by the credit agreements) and (ii) a ratio of not less than 4.00:1.00 of consolidated EBITDA to fixed charges. The Partnership is currently in compliance with all of its covenants.

        Management believes its sources of funding are sufficient to meet short and long-term liquidity needs not funded by cash flows from operations.

Legal and Environmental

     On May 8, 2002, the United States District Court for the Southern District of West Virginia ruled that Section 404 of the Clean Water Act does not permit placement of coal overburden, which the Court described as "waste," in waters of the United States.  This decision currently makes it virtually impossible for coal mining operators to obtain permits for valley fills in West Virginia.  While PVR  is not a party to this litigation, virtually all mining operators, including PVR's lessees, use valley fills to dispose of excess mining materials.  Accordingly, the coal mining industry, including the mining operations of PVR's lessees,  could be significantly adversely affected if this ruling is not overturned or legislation is not passed which limits its impact.  The ruling has been appealed to the United States Fourth Circuit Court of Appeals.

    Upon receiving a report and recommendations from the Truck Safety Task Force, West Virginia Governor Wise called a special session of the legislature in July 2002 to approve legislation addressing the weight limits of trucks transporting coal.  After four days of debate and the adoption of an amendment to the Governor's proposed bill which would have lowered the proposed 120,000 pound weight limit back to the current 80,000 pound limit, the legislature adjourned without taking any action on the matter.  This issue remains controversial in West Virginia and will most likely be the subject of future legislative proposals.  If trucking weight limits are not increased, PVR's lessees' costs of transportation will increase, which could have an adverse effect on PVR's revenues and its lessees' ability to increase production on PVR's properties.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after  June 15, 2002. We are currently evaluating the effects of this pronouncement.

      In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4 Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes.  As a result, the criteria in Accounting Principles Board Opinion (APB) 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We are currently evaluating the effects of this pronouncement.

       In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the effects of this pronouncement.

Quantitative and Qualitative Disclosures about Market Risk

    Our price risk management program permits the utilization of fixed-price contracts and financial instruments (such as futures, forward and option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas prices as they relate to our anticipated production. These contracts and financial instruments are designed as cash flow hedges and accounted for in accordance with SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. The derivative financial instruments are placed with major financial institutions that we believe are of minimum credit risk. The fair value of our price risk management assets and liabilities are significantly affected by energy price fluctuations.

   Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which PVR is exposed are interest rate risk and coal price risks. PVR's current term loan debt is secured by U.S. Treasury notes and has limited interest risk exposure. However, debt incurred in the future under the current credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

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

     Such forward-looking statements include, among other things, statements regarding development activities, capital expenditures, acquisitions and dispositions, drilling and exploration programs, expected commencement dates of oil and natural gas production, projected quantities of future oil and natural gas production by Penn Virginia, expected commencement dates and projected quantities of future coal production by lessees producing coal from reserves leased from PVR and costs and expenditures as well as projected demand or supply for coal and oil and natural gas, all of which may affect sales levels, prices and royalties realized by Penn Virginia and PVR.

    These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting Penn Virginia and PVR and therefore involve a number of risks and uncertainties.  Penn Virginia cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

    Important factors that could cause the actual results of operations or financial condition of Penn Virginia to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to: the cost of finding and successfully developing oil and natural gas reserves; the cost to PVR of finding new coal reserves; the ability of Penn Virginia to acquire new oil and natural gas reserves and of PVR to acquire new coal reserves on satisfactory terms; the price for which such reserves can be sold; the volatility of commodity prices for oil and natural gas and coal; the risks associated with having or not having price risk management programs; PVR's ability to lease new and existing coal reserves; the ability of PVR's  lessees to produce sufficient quantities of coal on an economic basis from PVR's reserves; the ability of lessees to obtain favorable contracts for coal produced from PVR's reserves; Penn Virginia's ability to obtain adequate pipeline transportation capacity for its oil and natural gas production; competition among producers in oil and natural gas industries generally and in the coal industry generally and in Appalachia in particular; the extent to which the amount and quality of actual production differs from estimated recoverable coal reserves and proved oil and natural gas reserves; unanticipated geological problems; availability of required materials and equipment; the occurrence of unusual weather or operating conditions including force majeure events; the failure of equipment or processes to operate in accordance with specifications or expectations; delays in anticipated start-up dates of PVR's lessees' mining operations and Penn Virginia's oil and natural gas production; environmental risks affecting the drilling and producing of oil and natural gas wells or the mining of coal reserves; the timing of receipt of necessary governmental permits by Penn Virginia and PVR's lessees; labor relations and costs; accidents; changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators; risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions; and the experience and financial condition of the lessees of PVR's coal reserves,  including their ability to satisfy their royalty, environmental, reclamation and other obligations to PVR and others.  Many of such factors are beyond Penn Virginia's ability to control or predict.  Readers are cautioned not to put undue reliance on forward-looking statements.

    While Penn Virginia periodically reassesses material trends and uncertainties affecting Penn Virginia's results of operations and financial condition in connection with the preparation of Management's Discussion and Analysis of Results of Operations and Financial Condition and certain other sections contained in Penn Virginia's quarterly, annual or other reports filed with the Securities and Exchange Commission, Penn Virginia does not undertake any obligation to review or update any particular forward-looking statement, whether as a result of new information, future events or otherwise.

 PART II.  Other information

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                 The annual meeting of shareholders of Penn Virginia Corporation was held on May 7, 2002.

(b)                 All director nominees were elected as described in Item 4(c).

(c)                 The shareholders approved a proposal to amend the Company's 1999 Employee Stock Incentive Plan to increase the number of shares of the Company's Common Stock issuable thereunder from 250,000 to 800,000 and voted upon the election of directors as follows:

Management Proposal to Amend Plan

Votes Cast
For	Against	Abstain	Broker Nonvotes

5,291,312	1,253,760	216,102	1,314,190

Election of Directors

Director	Votes Received	Votes Withheld
Richard A. Bachmann	7,521,823	553,541
Edward B. Cloues, II	7,528,295	547,069
A. James Dearlove	7,186,119	889,245
Robert Garrett	7,529,821	545,543
Keith D. Horton	7,532,185	543,179
Peter B. Lilly	7,522,327	553,037
Marsha R. Perelman	7,524,578	550,786
Joe T. Rye	7,532,025	543,339

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

On May 3, 2002, Penn Virginia filed a report on Form 8-K.  The report involved the dismissal of Arthur Andersen LLC, and the engagement of KPMLG LLP, as the Company's independent public accountants for the year ending December 31, 2002. The Form 8-K was filed under "Item 4. Changes in Registrant's Certifying Accountants."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date:	August 14, 2002	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and
Chief Financial Officer

Date:	August 14, 2002	By:	/s/ Dana G Wright
Dana G Wright, Vice President and
Principal Accounting Officer

PENN VIRGINIA CORPORATION