Form 10-Q
period 2004-03-31
PENN VIRGINIA CORP
filed 2004-05-07
CIK 77159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

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
As of May 5, 2004, 9,115,144 shares of common stock of the registrant were issued and outstanding.

PENN VIRGINIA CORPORATION
INDEX

PART I.   Financial Information
Item 1.      Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2004	2003
Revenues
Natural gas	$ 33,964	$ 30,000
Oil and condensate	3,488	4,313
Coal royalties	16,860	11,451
Timber	153	556
Other	1,161	1,696
Total revenues	55,626	48,016

Expenses
Lease operating	4,844	3,591
Exploration	5,560	4,250
Taxes other than income	3,030	3,073
General and administrative	5,682	5,941
Depreciation, depletion and amortization	14,156	12,348
Total expenses	33,272	29,203

Operating income	22,354	18,813

Other income (expense):
Interest expense	(1,390)	(936)
Interest and other income	274	439
Income before minority interest, income taxes and cumulative effect of change in accounting principle	21,238	18,316
Minority interest	4,503	3,019
Income tax expense	6,593	6,174
Income before cumulative effect of a change in accounting principle	10,142	9,123
Cumulative effect of change in accounting principle	-	1,363
Net income	$ 10,142	$ 10,486

Income before cumulative effect of a change in accounting principle, basic	$ 1.12	$ 1.02
Cumulative effect of change in accounting principle, basic	-	0.15
Net Income per share, basic	$ 1.12	$ 1.17

Income before cumulative effect of a change in accounting principle, diluted	$ 1.11	$ 1.01
Cumulative effect of change in accounting principle, diluted	-	0.15
Net Income per share, diluted	$ 1.11	$ 1.16

Weighted average shares outstanding, basic	9,084	8,952
Weighted average shares outstanding, diluted	9,176	8,996

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 13,026	$ 18,008
Accounts receivable	27,816	31,789
Other	6,460	2,108
Total current assets	47,302	51,905
Property and equipment
Oil and gas properties (successful efforts method)	517,897	503,290
Other property and equipment	268,841	267,378
Less: Accumulated depreciation, depletion and amortization	(163,663)	(149,734)
Net property and equipment	623,075	620,934

Other assets	10,289	10,894
Total assets	$ 680,666	$ 683,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 3,000	$ 1,500
Accounts payable	656	9,911
Accrued liabilities	16,774	19,153
Hedging liabilities	4,477	2,678
Taxes on income	3,038	-
Total current liabilities	27,945	33,242

Other liabilities	16,367	15,188
Hedging liabilities	333	998
Deferred income taxes	79,734	77,863
Long-term debt of the Company	55,000	64,000
Long-term debt of PVR	89,487	90,286
Minority interest in PVR	190,743	190,508

Shareholders' equity
Preferred stock of $100 par value-authorized 100,000 shares; none issued	-	-
Common stock of $6.25 par value-16,000,000 shares authorized; 9,114,394 and 9,052,416 shares issued at March 31, 2004 and December 31, 2003,
respectively	56,964	56,576
Paid-in capital	16,951	14,497
Retained earnings	151,710	143,619
Accumulated other comprehensive income	(3,493)	(2,250)
	222,132	212,442
Less: Unearned compensation and ESOP	(1,075)	(794)
Total shareholders' equity	221,057	211,648
Total liabilities and shareholders' equity	$ 680,666	$ 683,733

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three Months
	Ended March 31,
	2004	2003
Cash flow from operating activities:
Net Income	$ 10,142	$ 10,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	14,156	12,348
Minority interest	4,503	3,019
Deferred income taxes	2,541	2,637
Dry hole and unproved leasehold expense	1,682	528
Cumulative effect of change in accounting principle	-	(1,363)
Other	1,050	506
Changes in operating assets and liabilities:
Accounts receivable	3,973	(12,372)
Other current assets	(4,355)	(495)
Accounts payable and accrued expenses	(10,277)	3,326
Other assets and liabilities	1,129	213
Net cash flows provided by operating activities	24,544	18,833

Cash flows from investing activities:
Additions to property and equipment	(15,515)	(49,497)
Other	528	166
Net cash flows used in investing activities	(14,987)	(49,331)

Cash flows from financing activities
Dividends paid	(2,051)	(2,013)
Distributions paid to minority interest holders of PVR	(5,428)	(3,924)
Proceeds from borrowings of the Company	-	32,000
Repayments of borrowings of the Company	(9,000)	(52)
Proceeds from PVR borrowings	-	90,000
Repayments of PVR borrowings	-	(88,387)
Payments for debt issuance costs	-	(1,419)
Issuance of stock	1,940	481
Net cash flows provided by (used in) financing activities	(14,539)	26,686

Net decrease in cash and cash equivalents	(4,982)	(3,812)
Cash and cash equivalents-beginning of period	18,008	13,341
Cash and cash equivalents-end of period	$ 13,026	$ 9,529

Supplemental disclosures:
Cash paid during the quarter for:
Interest (net of amounts capitalized)	$ 2,859	$ 774
Income taxes	$ 307	$ 84
Noncash investing and financing activities:
Issuance of PVR units for acquisition	$ 1,060	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
March 31, 2004

1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Penn Virginia Corporation ("Penn Virginia", the "Company", "we" or "our"), all wholly-owned subsidiaries of the Company, and Penn Virginia Resource Partners, L.P. (the "Partnership" or "PVR") of which we indirectly own the two percent general partner interest and approximately 42.5 percent limited partner interest. Penn Virginia Resource GP, LLC, an indirect wholly-owned subsidiary of Penn Virginia, serves as the Partnership's sole general partner.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2003, except as discussed below.  Please refer to such Form 10-K for a further discussion of those policies.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  Certain reclassifications have been made to conform to the current period's presentation.

2.  STOCK-BASED COMPENSATION

Stock-based Compensation
         We have stock compensation plans that allow, among other grants, incentive and nonqualified stock options to be granted to key employees and officers and nonqualified stock options to be granted to directors.  We account for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provision of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee options.

	Three Months
	Ended March 31,
	2004	2003

Net income, as reported	$ 10,142	$ 10,486
Add: Stock-based employee compensation expense included in reported net income related to restricted units and director compensation, net of related tax effects	68	55
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(237)	(278)
Pro forma net income	$ 9,973	$ 10,263
Earnings per share
Basic - as reported	$ 1.12	$ 1.17
Basic - pro forma	$ 1.10	$ 1.15
Diluted - as reported	$ 1.11	$ 1.16
Diluted - pro forma	$ 1.09	$ 1.14

3.  ASSET RETIREMENT OBLIGATIONS

      Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of such assets.

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

      Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of March 31, 2004 (in thousands).

Balance, January 1, 2004	$ 3,389
Liabilities incurred in the current period	81
Liabilities settled in the current period	(2)
Accretion expense	53
Balance, March 31, 2004	$ 3,521

 4.  HEDGING ACTIVITIES

Commodity Cash Flow Hedges
     The fair values of our hedging instruments are determined based on third party forward price quotes for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices as of March 31, 2004. The following table sets forth our positions as of March 31, 2004:

Time Period	Notional Quantities	Effective Floor /Ceiling Price	Swap Price	Fair Value
	(Average
Natural Gas	MMbtu per Day)	($ Per MMbtu)	($ Per MMbtu)	(in thousands)
Costless collars
April 1 - April 30, 2004	8,000	$3.50 / $5.00		$ (88)
April 1 - June 30, 2004	7,500	$3.50 / $5.28		(349)
April 1 - July 31, 2004	4,000	$3.72 / $6.97		(23)
April 1 - October 31, 2004	3,000	$4.50 / $6.95		(53)
November 1 - December 31, 2004	6,000	$4.50 / $6.95		(130)
May 1 - November 30, 2004	6,500	$4.00 / $6.87		(227)
July 1 - October 31, 2004	7,000	$4.00 / $5.24		(808)
August 1 - October 31, 2004	4,000	$4.00 / $5.25		(351)
November 2004	5,000	$4.00 / $6.82		(61)
December 2004	11,500	$4.00 / $6.82		(170)
January 2005	11,000	$4.00 / $6.82		(231)
November 1, 2004 - January 31, 2005	2,000	$4.00 / $6.40		(126)
February 1, 2005 - April 30, 2005	14,000	$4.00 / $6.40		(755)
January 1, 2005 - March 31, 2005	3,000	$5.00 / $8.10		(36)
May 1, 2005 - September 30, 2005	8,000	$4.50 / $6.13		(178)
Swaps
April 1 2004 - January 31, 2005	1,349		$4.70	(538)

Crude Oil	(Average Bbls per Day)		($ Per barrel)
Swaps
April 1, 2004 - June 30, 2004	120		$26.58	(129)
April 1, 2004 - December 31, 2004	75		$32.17	(42)
April 1, 2004 - June 30, 2004	300		$30.59	(175)
July 1, 2004 - January 31, 2005	350		$30.59	(173)
April 1, 2004 - January 31, 2005	63		$26.93	(154)

Total				$ (4,797)

    Based upon our assessment of our derivative contracts designated as cash flow hedges at March 31, 2004, we reported (i) a hedging liability of approximately $4.8 million and (ii) a loss in accumulated other comprehensive income of $3.1 million, net of a related income tax benefit of $1.7 million. In connection with monthly settlements, we recognized net hedging losses in natural gas and oil revenues of $1.2 million for the three months ended March 31, 2004. Based upon future oil and natural gas prices as of March 31, 2004, $4.5 million of hedging losses are expected to be realized within the next 12 months. The amounts ultimately realized will vary due to changes in the fair value of the open derivative contracts prior to settlement. We recognized net hedging losses of $4.1 million for the three months ended March 31, 2003.

Interest Rate Swap
       In conjunction with its 5.77 percent senior unsecured notes, PVR entered into an interest rate swap agreement with a notional amount of $30 million to hedge a portion of the fair value of those  notes which mature over a ten year period. This swap is designated as a fair value hedge and has been reflected as a decrease of long-term debt of approximately $13 thousand as of March 31, 2004, with a corresponding increase in long-term hedging liabilities. Under the terms of the interest rate swap agreement, the counterparty pays PVR a fixed annual rate of 5.77 percent on a total notional amount of $30 million, and PVR pays the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate ("LIBOR") plus 2.36 percent.

5.  LONG-TERM DEBT

    At March 31, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)

Penn Virginia revolving credit facility	$ 55,000	$ 64,000
PVR senior unsecured notes*	89,987	89,286
PVR revolving credit facility	2,500	2,500
	147,487	155,786
Less: current maturities	(3,000)	(1,500)
	$ 144,487	$ 154,286

                *  Includes negative fair value adjustments of $13 thousand and $714 thousand related to interest rate swap designated as a fair value hedge as of March 31, 2004 and December 31, 2003, respectively.

6.  COMMITMENTS AND CONTINGENCIES

Legal
     We are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.

Data Licensing Agreement
       On November 3, 2003 we entered into an agreement with a provider of seismic data, whereby we have received a license to access 5,000 square miles of 3-D seismic data over the next two years.  We paid $5 million in the first quarter of 2004 and have a remaining commitment of $4 million to be paid in the first quarter of 2005.

7.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      In accordance with SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefit", following are disclosures regarding the net periodic benefit costs recognized and the total amount of employer contributions.

  The following table provides the components of net periodic benefit costs for the respective plans for the three months ended March 31, 2004 and 2003 (in thousands):

	Pension Three Months Ended March 31,		Post-retirement Healthcare Three Months Ended March 31,

	2004	2003	2004	2003
Service cost	$ -	$ -	$ 6	$ 7
Interest cost	37	39	71	84
Amortization of prior service cost	1	2	22	26
Amortization of transitional obligation	1	1	-	-
Recognized actuarial (gain) loss	5	4	11	14
	________	________	_______	_______
Net periodic benefit cost	$ 44	$ 46	$110	$131

      Contributions paid as of March 31, 2004 were $0.2 million, and we expect to contribute approximately $0.7 million to our pension and other postretirement benefit plans during 2004.

 8.  EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 2004 and 2003 (in thousands, except per share data).

	Three Months
	Ended March, 31
	2004	2003

Income before cumulative effect of change in accounting principle	$ 10,142	$ 9,123
Cumulative effect of change in accounting principle	-	1,363
Net income	$ 10,142	$ 10,486

Weighted average shares, basic	9,084	8,952
Effect of dilutive securities:
Stock options	92	44
Weighted average shares, diluted	9,176	8,996

Income before cumulative effect of change in accounting principle, basic	$ 1.12	$ 1.02
Cumulative effect of change in accounting principle, basic	-	0.15
Net income per share, basic	$ 1.12	$ 1.17

Income before cumulative effect of change in accounting principle, diluted	$ 1.11	$ 1.01
Cumulative effect of change in accounting principle, diluted	-	0.15
Net income per share, diluted	$ 1.11	$ 1.16

9. COMPREHENSIVE INCOME

    Comprehensive income represents changes in equity during the reporting period, including net income and charges directly to equity, which are excluded from net income. For the three month periods ended March 31, 2004 and 2003, the components of comprehensive income were as follows (in thousands):

	Three Months
	Ended March 31,
	2004	2003

Net income	$ 10,142	$ 10,486
Unrealized holding losses on hedging activities, net of tax	(2,073)	(3,538)
Reclassification adjustment for hedging activities, net of tax	830	2,670
Comprehensive income (loss)	$ 8,899	$ 9,618

10.  SEGMENT INFORMATION

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

        Coal Royalty and Land Management - the leasing of mineral interests and subsequent collection of royalties and the development and harvesting of timber.

        Corporate and Other - primarily represents corporate functions.

		Coal Royalty
		and Land	Corporate
	Oil and Gas	Management	and Other	Consolidated
	(in thousands)
For the three months ended March 31, 2004:
Revenues	$ 37,481	$ 17,963	$ 182	$ 55,626
Operating costs and expenses	13,111	4,006	1,999	19,116
Depreciation, depletion and amortization	9,282	4,769	105	14,156
Operating income (loss)	$ 15,088	$ 9,188	$ (1,922)	22,354
Interest expense				(1,390)
Interest income and other				274
Income before minority interest
and taxes				$ 21,238
Total assets	$ 418,262	$ 258,360	$ 4,044	$ 680,666
Additions to property and equipment	$ 15,079	$ 404	$ 32	$ 15,515

For the three months ended March 31, 2003:
Revenues	$ 34,548	$ 13,241	$ 227	$ 48,016
Operating costs and expenses	11,249	2,947	2,659	16,855
Depreciation, depletion and amortization	8,103	4,218	27	12,348
Operating income (loss)	$ 15,196	$ 6,076	$ (2,459)	18,813
Interest expense				(936)
Interest income				439
Income before minority interest
and taxes				$ 18,316
Total assets	$ 370,153	$ 264,830	$ 1,526	$ 636,509
Additions to property and equipment	$ 48,151	$ 1,269	$ 77	$ 49,497

11.  NEW ACCOUNTING STANDARDS

      A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets to companies in the extractive industries, including oil and gas and coal industry companies.  The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights as intangible assets in the balance sheet, apart from other capitalized oil and gas property and coal property costs, and provide specific footnote disclosures.  The Emerging Issues Task Force has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how we are currently classifying these assets.  In April 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position, which amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights.  Beginning in the second quarter of 2004, the Partnership will reclassify its leased coal mineral rights back to tangible property.

      Oil and Gas Mineral Rights.  Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties under SFAS No. 19. Financial Accounting and Reporting by Oil and Gas Producing Companies.  If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $156 million and $157 million as of March 31, 2004 and December 31, 2003, respectively, out of oil and gas properties and into a separate line item for oil and gas mineral interest.  Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules.  Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

      Coal Mineral Rights.  Based on the application of certain provisions of SFAS No. 141 and SFAS No. 142, the Partnership has classified costs associated with the leasing of coal reserves acquired after June 30, 2001 as an intangible asset in other assets on the balance sheet, apart from other capitalized property costs.  The amount capitalized related to a mineral right represents its fair value at the time such right was acquired less accumulated amortization.  The transition provisions of SFAS No. 141 and SFAS No. 142 only require the reclassification of amounts acquired after the June 30, 2001 effective date, unless previously maintained records make it possible to reclassify rights acquired prior to that date.  Prior to June 30, 2001, the Partnership did not separately allocate acquisition costs between owned mineral interests (tangible property) and leased mineral rights (intangible property), as such interests were part of the same coal seams.  Accordingly, the Partnership only classified coal mineral rights acquired after June 30, 2001 as an intangible asset in the accompanying consolidated balance sheet.

 12.  SUBSEQUENT EVENT

      On May 4, 2004, our Board of Directors declared a two-for-one split of the Company's Common Stock.  To affect the split, one additional share of Common Stock will be distributed on June 10, 2004 for each share of Common Stock held of record at the close of business on June 3, 2004.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

      The following analysis of financial condition and results of operations of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

 Overview

        Penn Virginia Corporation ("Penn Virginia" or the "Company") is an independent energy company that is engaged in two primary business segments.  Our oil and gas segment explores for, develops, produces and sells crude oil, condensate and natural gas primarily in the eastern and Gulf Coast onshore areas of the United States.  Our coal royalty and land management segment operates through our ownership in Penn Virginia Resource Partners, L.P. (the "Partnership" or "PVR").  Penn Virginia and PVR are both publicly traded on the New York Stock Exchange under the symbols PVA and PVR, respectively.  Due to our control of the general partner of PVR, the financial results of the Partnership are included in our consolidated financial statements.  However, PVR functions with a capital structure that is independent of the Company, consisting of its own debt instruments and publicly traded common units.  The following diagram depicts our ownership of PVR:

Diagram

      As a result of our ownership in the Partnership, we receive cash payment from PVR in the form of quarterly cash distributions.  We received approximately $4.2 million of cash distributions during the three months ended March 31, 2004 and $4.1 million in the first three months of 2003.  As part of our ownership of PVR's general partner, we also own the rights, referred to as incentive distribution rights, to receive an increasing percentage of quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved.  As of March 31, 2004, PVR had not achieved a level of distributions to allow us to receive an increased percentage of available cash.

      We are committed to increasing value to our shareholders by conducting a balanced program of investment in our two business segments.  In the oil and gas segment, we expect to execute a program combining relatively low risk, moderate return development drilling in the Appalachian region of Virginia and West Virginia with higher risk, higher return exploration and development drilling in the onshore Gulf Coast, supplemented periodically with acquisitions.  In addition to our continuing conventional development program, we are expanding our eastern presence by developing coalbed methane ("CBM") gas reserves in Appalachia.  By employing horizontal drilling techniques, we expect to increase the value from the CBM reserves we own.

      In the coal royalty and land management segment, PVR continually evaluates acquisition opportunities that are accretive to cash available for distribution to PVR unit holders, of which we are the largest single unitholder. These opportunities include, but are not limited to, acquiring additional coal properties and reserves, acquiring or constructing assets for coal services which would provide a fee-based revenue stream, and acquiring mid-stream hydrocarbon-related transportation assets or other operating units that would strategically fit within the Partnership.

      Our oil and gas capital expenditures for 2004 are now expected to be between $110 and $115 million compared to $100 million in our original 2004 capital expenditures budget.  Borrowings against our credit facility were $55 million out of $150 million available as of March 31, 2004, and we expect to fund our 2004 capital expenditures with a combination of internal cash flow and credit facility borrowings.

      Coal-related capital expenditures on existing properties in 2004 are expected to be less than $1.0 million.  As of March 31, 2004, PVR had borrowed $92.5 million against its debt facilities.  Cash flow from operations, is expected to be adequate for PVR to fund 2004 capital expenditures.

      Three Months Ended March 31, 2004 Performance - Oil and Gas Segment
      During the first quarter of 2004, we increased oil and gas production to 6.5 Bcfe, an 11 percent increase over 5.8 Bcfe produced in the first quarter of 2003.  This increase resulted from the Company's active drilling program in Mississippi, increased production from horizontally-drilled coalbed methane formations in Appalachia and production from mid-2003 discoveries and field extensions in the Stella, south Creole and Broussard fields in south Louisiana.  These increases were offset in part by natural field declines.  Average daily oil and gas production increased to 70.9 MMcfe in the first quarter of 2004 compared to 64.7 MMcfe in the first quarter of 2003.

      Three Months Ended March 31, 2004 Performance - Coal Royalty and Land Management Segment (PVR)
     During the first quarter of 2004, coal royalty revenues were $16.9 million compared with $11.5 million for the first quarter of 2003, an increase of $5.4 million, or 47 percent.  The increase in revenues related to higher production and increased average royalties per ton received from PVR lessees.  Production by PVR lessees increased by 1.5 million tons, or 24 percent, to 8.0 million tons in the first quarter of 2004 from 6.4 million tons in the first quarter of 2003.  A significant part of this increase was attributed to increased production from a longwall mining operation located on PVR's Coal River property.

Critical Accounting Policies and Estimates
       The process of preparing financial statements in accordance with GAAP requires the management of the Company to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be the most critical accounting policies which involve the judgment of our management.

      Reserves.  The estimates of oil and gas reserves are the single most critical estimate included in our financial statements. There are many uncertainties inherent in estimating crude oil and natural gas reserve quantities including projecting the total quantities in place, future production rates and the timing of future development expenditures.  In addition, reserve estimates of new discoveries are less precise than those of producing properties due to the lack of a production history.  Accordingly, these estimates are subject to change as additional information becomes available.

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

      Reserve estimates become the basis for determining depletive write-off rates, recoverability of historical cost investments and the fair value of properties subject to potential impairments.

      There are several factors which could change our estimates of oil and gas reserves. Significantly higher or lower product prices could lead to changes in the amount of reserves due to economic limits.  An additional factor that could result in a change of recorded reserves is the reservoir decline rates being different than those assumed when the reserves were initially recorded. Estimation of future production and development costs is also subject to change partially due to factors beyond our control, such as energy costs and the inflation or deflation of oil field service costs. Additionally, we perform impairment tests pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when significant events occur, such as a market move to a lower price environment or a material revision to our reserve estimates.

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

      Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding revenues from those sales. Since PVR is not the mine operator, it does not have the actual production and revenues amounts until approximately 30 days following the month of production. Therefore, the financial results of the Partnership will include estimated revenues and accounts receivable for this 30 day period. Any differences between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

       Oil and gas properties.  We use the successful efforts method to account for our oil and gas properties.  Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized.  Annual lease rentals, exploration costs, geological, geophysical and seismic costs and exploratory dry-hole costs are expensed as incurred.

      A portion of the carrying value of the Company's oil and gas properties is attributable to unproved properties. At March 31, 2004, the costs attributable to unproved properties were approximately $60 million. These costs are not currently being depreciated or depleted. As exploration work progresses and the reserves on these properties are proven, capitalized costs of the properties will be written off through depletion expense. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work will be expensed. The timing of any write downs of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results.

      Asset retirement obligations.  In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we make estimates of the timing and future costs of plugging and abandoning wells.  Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs.  Estimated plugging costs may also be adjusted to reflect changing industry experience.  Increases in operating costs and decreases in product prices would increase the estimated amount of our plugging and abandonment obligations and increase depletion expense.  Our cash flows would not be affected until costs to plug and abandon were actually incurred.

Results of Operations
Selected Financial Data - Consolidated

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share data)

Revenues	$55,626	$48,016
Operating costs and expenses	$33,272	$29,203
Operating income	$22,354	$18,813
Net income	$10,142	$10,486
Earnings per share, basic	$1.12	$1.17
Earnings per share, diluted	$1.11	$1.16
Cash flows provided by operating activities	$24,544	$18,833

        Included in net income for the three months ended March 31, 2003 was $1.4 million, or $0.15 per diluted share, related to the adoption of SFAS No. 143.

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

Operations and Financial Summary - Oil and Gas Segment

	Three Months Ended March 31,
Production	2004		2003
Natural gas (MMcf)	5,759		4,928
Oil and condensate (MBbls)	116		149
Total Equivalent production (Mmcfe)	6,455		5,822

	(in thousands, except per unit amount)
Revenues:
Natural gas * (including $/Mcf)	$ 33,964	$ 5.90	$ 30,000	$ 6.09
Oil and condensate * (including $/Bbl)	3,488	30.07	4,313	28.95
Other income	29	-	235	-
Total revenues (including $/Mcfe)	37,481	5.81	34,548	5.93

Expenses (including $/Mcfe):
Lease operating expenses	2,945	0.46	2,605	0.45
Exploration expenses	5,560	0.86	4,245	0.73
Taxes other than income	2,812	0.44	2,604	0.45
General and administrative	1,794	0.28	1,795	0.31
Depreciation and depletion	9,282	1.44	8,103	1.39
Total expenses	22,393	3.48	19,352	3.33

Income before income taxes (including $/Mcfe)	$ 15,088	$ 2.33	$ 15,196	$ 2.60

*Includes the effect of hedging activities in the respective periods.

Hedging Summary:
Natural gas Prices ($/Mcf)
Actual price received for production	$ 6.07	$ 6.85
Effect of hedging activities	(0.18)	(0.77)
Average realized price	$ 5.90	$ 6.09

Crude Oil Prices ($/Bbl)
Actual price received for production	$ 32.31	$ 31.15
Effect of hedging activities	(2.24)	(2.21)
Average realized price	$ 30.07	$ 28.95

        Revenues. Oil and gas total revenues increased $3.0 million to $37.5 million in first quarter of 2004 from $34.5 million in the first quarter of 2003.

        Crude oil and natural gas production increased to 6.5 Bcfe in the first quarter of 2004, an 11 percent increase over 5.8 Bcfe in the first quarter of 2003.  Increased oil and natural gas production accounted for the majority of the $3.0 million increase in total oil and gas revenues from the first quarter of 2003 to the first quarter of 2004.  The production increase was primarily due to the Company's active drilling program in Mississippi, increased production from horizontally-drilled coalbed methane formations in Appalachia and production from mid-2003 discoveries and field extensions in the Stella, south Creole and Broussard fields in south Louisiana, offset in part by natural field declines.

        Approximately 89 percent of our first quarter 2004 production was natural gas, for which the average realized natural gas price received was $5.90 per Mcf compared with $6.09 per Mcf in the first quarter of 2003, a three percent decrease.  The average realized oil price received was $30.07 per barrel for the first quarter of 2004, up four percent from $28.95 per barrel in the first quarter of 2003.

      For the three months ended March 31, 2004, approximately 37 percent of our natural gas and 34 percent of our crude oil production was hedged at an average floor price of $3.71 per MMbtu and ceiling price of $5.59 per MMbtu for natural gas, and an average price of $28.83 per barrel for crude oil. Gains and losses from hedging activities are included in revenues when the hedged production occurs.  We recognized a loss on settled hedging activities of $1.2 million in the first quarter of 2004 and a loss of $4.1 million in the first quarter of 2003.

    See Note 4 (Hedging Activities) in the Notes to the Consolidated Financial Statements for details of costless collars and fixed price swaps.

      Operating expenses.  The Oil and Gas segment's aggregate operating costs and expenses for the first quarter of 2004 were $22.4 million, compared with $19.3 million for the same period in 2003, an increase of $3.1 million, or 16 percent. The increase in operating costs and expenses primarily related to increases in exploration expenses and depreciation, depletion and amortization.

      Exploration expenses for the three months ended March 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Seismic	$ 3,795	$ 3,643
Dry hole costs	423	528
Unproved leasehold impairments	1,259	-
Other	83	74

Total	$ 5,560	$ 4,245

      Exploration expenses increased from $4.2 million in the first quarter of 2003 to $5.6 million in the first quarter of 2004 primarily due to unproved leasehold impairment expense recorded in the first quarter of 2004 related to expiring options and the write off of unproved properties due to unsuccessful exploration drilling.

      Oil and gas depreciation, depletion and amortization ("DD&A") increased from $8.1 million in the first quarter of 2003 to $9.3 million in the first quarter of 2004 primarily due to higher production as discussed earlier, and an increase in the weighted average DD&A rate from $1.39 per Mcfe in the first quarter of 2003 to $1.44 per Mcfe in the first quarter of 2004.  The increase in the weighted average DD&A rate was the result of the additional capital investment made during the past year.

Coal Royalty and Land Management Segment (PVR)

       The coal royalty and land management segment includes PVR's coal reserves, timber assets and other land assets.  The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders' interest reflected as a minority interest.

      The Partnership enters into leases with various third-party operators for the right to mine coal reserves on the Partnership's properties in exchange for royalty payments.  Approximately 79 percent of the Partnership's first quarter of 2004 coal royalty revenues and 66 percent of its first quarter of 2003 coal royalty revenues were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual payments.  The balance of the Partnership's 2004 and 2003 coal royalty revenues were based on fixed royalty rates which escalate annually, also with pre-established monthly minimums.  In addition to coal royalty revenues, the Partnership generates coal service revenues from fees charged to lessees for the use of coal preparation and transportation facilities.  The Partnership also generates revenues from the sale of timber on its properties.

      The coal royalty stream is impacted by several factors, which PVR generally cannot control.  The number of tons mined annually is determined by an operator's mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user.  The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of the Partnership's lessees or their customers' ability to use coal and may require PVR, its lessees or its lessee's customers to change operations significantly or incur substantial costs.

Operations and Financial Summary - Coal Royalty and Land Management Segment

	Three Months Ended March 31,		Percentage
	2004	2003	Change
Financial Highlights:	(in thousands, except prices)
Revenues:
Coal royalties	$ 16,860	$ 11,451	47%
Timber	153	556	(72%)
Other	950	1,234	(23%)
Total revenues	17,963	13,241	36%

Operating costs and expenses:
Operating	1,749	840	108%
Taxes other than income	284	296	(4%)
General and administrative	1,973	1,811	9%
Depreciation, depletion and amortization	4,769	4,218	13%
Total operating costs and expenses	8,775	7,165	22%

Operating income	9,188	6,076	51%

Interest expense	(1,329)	(785)	69%
Interest income	268	330	(19%)

Income before income taxes and minority interest	8,127	5,621	45%

Minority interest	4,503	3,019	49%

Income before income taxes	$ 3,624	$ 2,602	39%

Operating Statistics:
Royalty coal tons produced by lessees (tons in thousands)	7,953	6,423	24%
Average royalty per ton	$ 2.12	$ 1.78	19%

      Revenues. PVR's revenues in the first quarter of 2004 were $18.0 million compared with $13.2 million for the same period in 2003, an increase of $4.8 million, or 36 percent.  The increase in revenues primarily related to increased coal royalties received from PVR lessees.

      Coal royalties revenues for the three months ended March 31, 2004 were $16.9 million compared with $11.5 million for the same period in 2003, an increase of $5.4 million, or 47 percent.  Average royalties per ton increased to $2.12 in the first quarter of 2004 from $1.78 in the comparable 2003 period.  The increase in the average royalty per ton was primarily due to stronger market conditions resulting in higher prices for coal sold by PVR's lessees.  Production by PVR lessees increased by 1.6 million tons, or 24 percent, to 8.0 million tons in the first quarter of 2004 from 6.4 million tons in the first quarter of 2003.

      Operating Costs and Expenses. PVR's aggregate operating costs and expenses for the first quarter of 2004 were $8.8 million, compared with $7.2 million for the same period in 2003, an increase of $1.6 million, or 22 percent. The increase in operating costs and expenses primarily related to increases in operating expenses and depreciation, depletion and amortization.

      Operating expenses were $1.7 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively.  This increase was a result of an increase in production by lessees on subleased properties, primarily on PVR's Coal River property.  Production on subleased properties increased to 1.5 million tons in the first quarter of 2004 from 0.3 million tons in the first quarter of 2003.

      Depreciation, depletion and amortization for the three months ended March 31, 2004 was $4.8 million compared with $4.2 million for the same period of 2003, an increase of $0.6 million or 13 percent.  This increase was a result of increased production over the comparable periods.

       Interest Expense. Interest expense was $1.3 million for the three months ended March 31, 2004, compared with $0.8 million for the same period in 2003, an increase of $0.5 million, or 69 percent. The increase was primarily due to PVR's closing of a private placement of $90 million senior unsecured notes payable in March 2003, which bears interest at a fixed rate 5.77 percent and matures in 2013.  Prior to the private placement, the $90.0 million was included on PVR's revolving credit facility, which charged interest at the Eurodollar rate plus an applicable margin which ranges from 1.25 percent to 2.25 percent or an effective 3.45 percent interest rate for the first quarter of last year.

    Minority Interest. Minority interest was $4.5 million for the three months ended  March 31, 2004 compared with $3.0 million for the same period in 2003, an increase of $1.5 million, or 49 percent. The increase was primarily due to the increase in the Partnership's net income for the comparable periods.

Corporate and Other Segment

         The Corporate and Other segment primarily consists of oversight and administrative functions.

Operations and Financial Summary - Corporate and Other Segment

	Three Months Ended March 31,
	2004	2003
	(in thousands, except as noted)
Revenues
Other	$ 182	$ 227
Total revenues	$ 182	$ 227

Expenses
Leaseoperating	150	151
Exploration	-	-
Taxes other than income	(66)	173
General and administrative	1,915	2,335
Operating expenses before non-cash charges	1,999	2,659
Depreciation, depletion and amortization	105	27
Total expenses	2,104	2,686

Operating loss	$ (1,922)	$(2,459)

Interest expense	(61)	(151)
Interest income and other	6	109

Income before income taxes	$ (1,977)	$(2,501)

      G&A expenses decreased from $2.3 million in the first quarter of 2003 to $1.9 million in the same period of 2004.  The $0.4 million decrease was primarily attributable to the absence in 2004 of consulting and advisory services related to the consideration of various shareholder proposals incurred in 2003, offset in part by a general increase in staffing levels.

      Interest costs associated with unproved leaseholds were capitalized during the first quarter of 2004 and 2003 as activities were in progress to bring projects to their intended use.  Accordingly, we capitalized all corporate direct credit facility interest costs, amounting to $0.4 million and $0.5 million in the first quarters of 2004 and 2003, respectively.  Interest costs which were expensed in the Corporate and Other segment related to the amortization of debt issuance costs.

Capital Resources and Liquidity

      The Company and PVR have separate credit facilities, and neither entity guarantees the debt of the other.  Since PVR's public offering, with the exception of cash distributions received by the Company from PVR, the cash needs of each entity have been met independently with a combination of operating cash flows, credit facility borrowings and, in the case of PVR's December 2002 acquisition of coal reserves from affiliates of Peabody Energy Corporation ("Peabody"), issuance of new partnership units.  We expect that our cash needs and the cash needs of PVR will continue to be met independently of each other with a combination of these funding sources.  Below are summarized cash flow statements for 2004 and 2003 consolidating the oil and gas (and corporate) and the coal royalty and land management (PVR) segments.

For the three months ended March 31, 2004
(amounts in thousands)	Oil and Gas & Corporate	Coal Royalty & Land Mgmt (PVR)	Consolidated
Cash flows from operating activities:
Net income contribution	$ 7,946	$ 2,196	$ 10,142
Adjustments to reconcile net income to net cash
provided by operating activities (summarized)	14,537	9,395	23,932
Net change in operating assets and liabilities	(8,210)	(1,320)	(9,530)
Net cash provided by operating activities	14,273	10,271	24,544

Cash flows from investing activities:
Additions to property and equipment	(15,111)	(404)	(15,515)
Other	359	169	528
Net cash used in investing activities	(14,752)	(235)	(14,987)

Cash flows from financing activities:
PVA dividends paid	(2,051)	-	(2,051)
PVR distributions received/(paid)	4,248	(9,676)	(5,428)
PVA debt repayments	(9,000)	-	(9,000)
Other	1,940	-	1,940
Net cash used in financing activities	(4,863)	(9,676)	(14,539)

Net increase, (decrease) in cash and cash equivalents	(5,342)	360	(4,982)
Cash and cash equivalents - beginning of period	8,942	9,066	18,008
Cash and cash equivalents - end of period	$ 3,600	$ 9,426	$ 13,026

For the three months ended March 31, 2003		Coal Royalty &
(amounts in thousands)	Oil and Gas& Corporate	Land Mgmt (PVR)	Consolidated

Cash flows from operating activities:
Net income (loss) contribution	$ 9,004	$ 1,482	$ 10,486
Adjustments to reconcile net income to net cash
provided by operating activities (summarized)	10,248	7,427	17,675
Net change in operating assets and liabilities	(8,862)	(466)	(9,328)
Net cash provided by operating activities	10,390	8,443	18,833

Cash flows from investing activities:
Additions to property and equipment	(48,228)	(1,269)	(49,497)
Other	-	166	166
Net cash used in investing activities	(48,228)	(1,103)	(49,331)

Cash flows from financing activities:
PVA dividends paid	(2,013)	-	(2,013)
PVR distributions received/(paid)	4,084	(8,008)	(3,924)
PVA debt proceeds, net of repayments	31,948	-	31,948
PVR debt proceeds, net of repayments	-	1,613	1,613
Other	203	(1,141)	(938)
Net cash provided by (used in) financing activities	34,222	(7,536)	26,686

Net decrease in cash and cash equivalents	(3,616)	(196)	(3,812)
Cash and cash equivalents - beginning of period	3,721	9,620	13,341
Cash and cash equivalents - end of period	$ 105	$ 9,424	$ 9,529

      Except where noted, the following discussion of cash flows and contractual obligations relates to consolidated results of the Company.

Cash flows from Operating Activities
       Consolidated net cash provided from operating activities was $24.5 million in the first quarter of 2004, compared with $18.8 million for the same period in 2003.  The oil and gas and corporate segment's net cash provided by operations was $14.3 million in the first quarter of 2004 and $10.4 million for the same period in 2003.  The increase was primarily due to higher production of natural gas.  Cash in excess of working capital needs for both periods was used to help fund capital expenditures during the respective period.  Cash provided by operations of the coal royalty and land management segment was $10.3 million in first quarter of 2004, compared with $8.4 million in the first quarter of 2003.  The increase was due to both increased production and average royalty rates realized.

Cash flows from Investing Activities
       Consolidated net cash used in investing activities was $15.0 million in the first quarter of 2004, compared with $49.3 million in the first quarter of 2003.  During the first quarters of both years, we used cash primarily for capital expenditures for oil and gas development and exploration activities and acquisitions of oil and gas properties, including a $33.5 million acquisition of oil and gas properties in south Texas in the first quarter of 2003.

      Capital expenditures totaled $20.6 million in the first quarter of 2004, compared with $52.7 million in the first quarter of 2003.  The following table sets forth capital expenditures by segment, made during the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Oil and gas
Development drilling	$ 11,892	$ 10,361
Exploratory drilling	1,675	801
Lease acquisitions	1,268	36,000
Field projects	1,483	494
Seismic and other	3,878	3,690
Total	20,196	51,346

Coal royalty and land management (PVR)
Lease acquisitions *	-	1,254
Support equipment and facilities	404	15
Total	404	1,269

Other	32	77

Total capital expenditures	$ 20,632	$ 52,692

*      In February 2004, PVR released 51,000 units which have been held in escrow since December 2002.  In exchange for the units, PVR received additional reserves on the Northern Appalachia properties.

        We are committed to expanding our oil and natural gas operations over the next several years through a combination of exploration, development and acquisition of new properties.  We have a portfolio of assets which balances relatively low risk, moderate return development projects in Appalachia and Mississippi with relatively moderate risk, potentially higher return development projects and exploration prospects in south Texas and south Louisiana.

        Oil and gas segment capital expenditures for 2004 are now expected to be between $110 million and $115 million compared to $100 million in our original capital expenditures budget.  The increase in anticipated 2004 capital expenditures is primarily due to increased development drilling in our Mississippi Selma Chalk, east Texas Cotton Valley and south Texas areas and by increased pipeline construction costs to support our increasing horizontal coalbed methane production in Appalachia.  These increases are expected to be offset in part by a $2 million to $3 million reduction in exploration drilling expenditures. We continually review drilling and other capital expenditure plans and may continue to change these amounts based on industry conditions and the availability of capital.  We believe our cash flow from operations and sources of debt financing are sufficient to fund our 2004 planned capital expenditures program as revised.

Cash flows from Financing Activities
       Consolidated net cash used in financing activities was $14.5 million in the first quarter of 2004 compared with $26.7 million of cash provided from financing activities in the first quarter of 2003.  During the first quarter of 2004, $9 million of borrowings under PVA's credit facility were repaid. Credit facility borrowings provided approximately $33.6 million of cash in the first quarter of 2003 used primarily to fund a south Texas acquisition. For the three months ended March 31, 2004 and 2003, we received $4.2 million and $4.1 million of cash distributions, respectively, for our ownership of PVR units.  Funds from both of these sources were primarily used for capital expenditure needs.

      As of March 31, 2004, we had outstanding borrowings of $55 million against our $300 million revolving credit facility that has an initial commitment of $150 million and which can be expanded at our option to our current approved borrowing base of $200 million.  We also had $0.3 million outstanding in letters of credit as of March 31, 2004.  The financial covenants require us to maintain levels of debt-to-earnings and dividend limitation restrictions.  We are currently in compliance with all of our covenants.

      We have a $5 million line of credit, which had no borrowings against it as of March 31, 2004.  The line of credit is effective through June 2004 and is renewable annually.

      As of March 31, 2004, PVR had outstanding borrowings of $92.5 million, consisting of $2.5 million borrowed against a $100 million revolving credit facility and $90.0 million attributable to PVR's senior unsecured notes.

      In conjunction with the senior unsecured notes, PVR entered into an interest rate swap agreement with a notional amount of $30 million, to hedge a portion of the senior unsecured notes. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $13 thousand as of March 31, 2004.  Under the terms of the interest rate swap agreement, the counterparty pays the Partnership a fixed annual rate of 5.77 percent on a total notional amount of $30 million, and the Partnership pays the counterparty a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent.

      Future Capital Needs and Commitments.  For the remainder of 2004, we anticipate making total capital expenditures, excluding acquisitions, of approximately $90 million to $95 million.  Nearly all of these expenditures are expected to be made in our oil and gas segment, and are expected to be funded primarily by operating cash flow.  Additional funding will be provided as needed from our credit facility, under which we had $95 million of borrowing capacity as of March 31, 2004.

      On November 3, 2003 we entered into an agreement with a provider of seismic data, whereby we have received a license to access 5,000 square miles of 3-D seismic data over the next two years.  We paid $5 million in the first quarter of 2004 and have a remaining commitment of $4 million to be paid in the first quarter of 2005.

      In our coal royalty and land management segment, PVR anticipates making total capital expenditures, excluding acquisitions, of approximately $0.1 million for coal services related projects.  Part of PVR's strategy is to make acquisitions which increase cash available for distribution to its unitholders. PVR's ability to make these acquisitions in the future will depend in part on the availability of debt financing and on its ability to periodically use equity financing through the issuance of new units. Since completing the December 2002 acquisition of coal reserves from affiliates of Peabody, PVR's ability to incur additional debt has been restricted due to limitations in its debt instruments.  As of March 31, 2004, PVR had approximately $26 million of borrowing capacity available under the PVR credit facility.  This limitation may have the effect of necessitating the issuance of new units by PVR, as opposed to using debt, to fund acquisitions in the future.

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

        In conjunction with the Partnership's leasing of property to coal operators, environmental and reclamation liabilities are generally the responsibilities of the Partnership's lessees.  Lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.

Recent Accounting Pronouncements

      A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets to companies in the extractive industries, including oil and gas and coal industry companies.  The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights as intangible assets in the balance sheet, apart from other capitalized oil and gas property and coal property costs, and provide specific footnote disclosures.  The Emerging Issues Task Force has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how we are currently classifying these assets.  In April 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position, which amends certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights.  Beginning in the second quarter of 2004, the Partnership will reclassify its leased coal mineral rights back to tangible property.

      Oil and Gas Mineral Rights.  Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties under SFAS No. 19. Financial Accounting and Reporting by Oil and Gas Producing Companies.  If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $156 million and $157 million as of March 31, 2004 and December 31, 2003, respectively, out of oil and gas properties and into a separate line item for oil and gas mineral interest.  Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with successful efforts accounting rules.  Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

      Coal Mineral Rights.  Based on the application of certain provisions of SFAS No. 141 and SFAS No. 142, the Partnership has classified costs associated with the leasing of coal reserves acquired after June 30, 2001 as an intangible asset in other assets on the balance sheet, apart from other capitalized property costs.  The amount capitalized related to a mineral right represents its fair value at the time such right was acquired less accumulated amortization.  The transition provisions of SFAS No. 141 and SFAS No. 142 only require the reclassification of amounts acquired after the June 30, 2001 effective date, unless previously maintained records make it possible to reclassify rights acquired prior to that date.  Prior to June 30, 2001, the Partnership did not separately allocate acquisition costs between owned mineral interests (tangible property) and leased mineral rights (intangible property), as such interests were part of the same coal seams.  Accordingly, the Partnership only classified coal mineral rights acquired after June 30, 2001 as an intangible asset in the accompanying consolidated balance sheet.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       Interest Rate Risk.  At March 31, 2004, we had $55.0 million of long-term debt borrowed against our credit facility.  The credit facility matures in December 2007 and is governed by a borrowing base calculation that is re-determined semi-annually. We have the option to elect interest at (i) LIBOR plus a Eurodollar margin ranging from 1.25 to 2.00 percent, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus a margin ranging from 0.30 to 0.50 percent. As a result, our 2004 interest costs will fluctuate based on short-term interest rates relating to the PVA credit facility.

      Additionally, PVR refinanced $90.0 million of credit facility borrowings with ten year senior unsecured notes payable, which have a 5.77 percent fixed interest rate throughout their term. However, PVR executed an interest rate swap transaction for $30.0 million to hedge a portion of the fair value of its senior unsecured notes. The interest rate swap is accounted for as a fair value hedge. PVR executed the transaction in a method that achieved hedge accounting in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. The debt PVR incurs in the future under its credit facility will bear variable interest at either the applicable base rate or a rate based on LIBOR.

      Price Risk Management.  Our price risk management program permits the utilization of derivative financial instruments (such as futures, forwards, option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas and crude oil prices as they relate to our anticipated production.  These contracts and/or financial instruments are designated as cash flow hedges and accounted for in accordance with SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 139.  The derivative financial instruments are placed with major financial institutions that we believe are of minimum credit risk.  The fair value of our price risk management assets are significantly affected by energy price fluctuations.  As of March 31, 2004, our open commodity price risk management positions on average daily volumes were as follows:

Natural gas hedging positions	Costless Collars			Swaps
	Average MMbtu	Average Price / MMbtu (a)		Average MMbtu	Average Price
	Per Day	Floor	Ceiling	Per Day	/MMbtu
Second Quarter 2004	21,495	$ 3.78	$ 6.11	1,533	$ 4.70
Third Quarter 2004	20,500	$ 4.05	$ 6.12	1,367	$ 4.70
Fourth Quarter 2004	19,837	$ 4.13	$ 6.54	1,234	$ 4.70
First Quarter 2005	16,656	$ 4.18	$ 6.80	379	$ 4.70
Second Quarter 2005	9,978	$ 4.27	$ 6.25	-	$ -
Third Quarter 2005	8,000	$ 4.50	$ 6.13	-	$ -

(a) The costless collar natural gas prices per MMbtu for each quarter include the effects of basis differentials, if any, that may be hedged.

Crude oil hedging positions				Swaps
				Average Barrels Per Day	Average Price Per Barrel
Second Quarter 2004				568	$ 29.48
Third Quarter 2004				488	$ 30.36
Fourth Quarter 2004				482	$ 30.41
First Quarter 2005 (January only)				400	$ 30.13

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

*         the operating ability and financial stability of our oil and gas joint ventures partners;

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

(b)  Changes in Internal Controls:

     No changes were made in the Company's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K

(a)              Exhibits

12             Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2004 exhibit12.htm

31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002 dearloveexhibit31.htm

31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002 piciexhibit_31.htm

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002 dearloveexhibit32.htm

32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002 piciexhibit_32.htm

(b)            Reports on Form 8-K

The Company furnished a Form 8-K on February 12, 2004 announcing it issued a press release regarding its financial results for the year ended December 31, 2003.

The Company furnished a Form 8-K on May 6, 2004 announcing it issued a press release regarding its financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date:	May 4, 2004	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and
Chief Financial Officer

Date:	May 4, 2004	By:	/s/ Dana G Wright
Dana G Wright
Vice President and
Principal Accounting Officer