Form 10-Q
period 2004-09-30
PENN VIRGINIA CORP
filed 2004-11-04
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 1-13283

PENN VIRGINIA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Virginia	23-1184320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

THREE RADNOR CORPORATE CENTER, SUITE 230
100 MATSONFORD ROAD
RADNOR, PA 19087
(Address of Principal Executive Office)	(Zip Code)

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

As of November 1, 2004, 18,368,602 shares of common stock of the Registrant were issued and outstanding.

                                                                                                                                        1

PENN VIRGINIA CORPORATION

                                                                                                                                                2

PART I. Financial Information
Item 1.    Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - Unaudited
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues
Natural gas	$ 29,530	$ 23,293	$ 95,938	$ 79,197
Oil and condensate	3,351	5,372	9,869	13,999
Coal royalties	18,018	11,960	52,395	35,658
Coal services	888	484	2,614	1,523
Timber	204	80	499	829
Other	750	832	1,621	2,534
Total revenues	52,741	42,021	162,936	133,740

Expenses
Lease operating	5,236	4,092	15,549	11,965
Exploration	7,508	3,752	14,903	11,714
Taxes other than income	2,682	2,854	8,176	8,922
General and administrative	6,643	6,302	18,074	18,140
Depreciation, depletion and amortization	13,179	12,265	40,722	36,623
Total expenses	35,248	29,265	97,424	87,364

Operating income	17,493	12,756	65,512	46,376

Other income (expense)
Interest expense	(1,719)	(1,380)	(4,573)	(3,837)
Interest and other income	274	301	806	951
Income before minority interest, income taxes and
cumulative effect of change in accounting principle	16,048	11,677	61,745	43,490
Minority interest	5,073	2,936	14,271	8,778
Income tax expense	4,541	3,298	18,818	13,784
Income before cumulative effect of change in accounting
principle	6,434	5,443	28,656	20,928
Cumulative effect of change in accounting principle	-	-	-	1,363
Net income	$ 6,434	$ 5,443	$ 28,656	$ 22,291

Income before cumulative effect of change in accounting
principle, basic	$ 0.35	$ 0.30	$ 1.57	$ 1.17
Cumulative effect of change in accounting principle, basic	-	-	-	0.08
Net income per share, basic	$ 0.35	$ 0.30	$ 1.57	$ 1.25

Income before cumulative effect of change in accounting
principle, diluted	$ 0.35	$ 0.30	$ 1.55	$ 1.16
Cumulative effect of change in accounting principle, diluted	-	-	-	0.08
Net income per share, diluted	$ 0.35	$ 0.30	$ 1.55	$ 1.24

Weighted average shares outstanding, basic	18,357	17,992	18,268	17,948
Weighted average shares outstanding, diluted	18,574	18,138	18,452	18,064

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                    3

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 19,584	$ 18,008
Accounts receivable	30,068	31,789
Inventory	1,111	246
Prepaid expenses	4,930	1,018
Other	1,104	844
Total current assets	56,797	51,905
Property and equipment
Oil and gas properties (successful efforts method)	583,015	503,290
Other property and equipment	274,504	272,447
Less: Accumulated depreciation, depletion and amortization	(190,403)	(149,934)
Net property and equipment	667,116	625,803
Equity investments	28,607	-
Other assets	5,068	6,025
Total assets	$ 757,588	$ 683,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 4,800	$ 1,500
Accounts payable	4,968	9,911
Accrued liabilities	19,420	19,153
Hedging liabilities	6,409	2,678
Total current liabilities	35,597	33,242

Other liabilities	18,296	15,188
Hedging liabilities	691	998
Deferred income taxes	89,959	77,863
Long-term debt of the Company	73,000	64,000
Long-term debt of PVR	113,093	90,286
Minority interest in PVR	189,700	190,508

Shareholders' equity
Preferred stock of $100 par value -100,000 authorized shares; none issued	-	-
Common stock of $0.01 par value at September 30, 2004, and $6.25 at December 31, 2003 - 32,000,000 shares authorized; 18,358,148 and 18,104,832 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively (9,052,416 pre-split shares issued and outstanding at December 31, 2003)	184	56,576
Paid-in capital	76,474	14,497
Retained earnings	166,098	143,619
Accumulated other comprehensive income	(4,511)	(2,250)
	238,245	212,442
Less: Unearned compensation and ESOP	(993)	(794)
Total shareholders' equity	237,252	211,648
Total liabilities and shareholders' equity	$ 757,588	$ 683,733

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three Months		Nine Months
	Ended September 30		Ended September 30,
	2004	2003	2004	2003

Cash flows from operating activities
Net income	$ 6,434	$ 5,443	$ 28,656	$ 22,291
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion and amortization	13,179	12,265	40,722	36,623
Minority interest	5,073	2,936	14,271	8,778
Deferred income taxes	6,350	4,360	13,314	10,495
Dry hole and unproved leasehold expense	6,676	2,490	9,322	4,098
Cumulative effect of change in accounting principle	-	-	-	(1,363)
Other	243	408	2,379	1,363
Changes in operating assets and liabilities:
Accounts receivable	2,611	(582)	1,721	(12,261)
Other current assets	1,243	512	(5,158)	267
Accounts payable and accrued expenses	933	(6,334)	(7,730)	(1,333)
Other assets and liabilities	(1,147)	1,437	2,697	1,946
Net cash provided by operating activities	41,595	22,935	100,194	70,904

Cash flows from investing activities
Additions to property and equipment	(38,302)	(22,976)	(87,931)	(98,083)
Equity investments	(28,442)	-	(28,442)	-
Other	800	236	1,423	547
Net cash used in investing activities	(65,944)	(22,740)	(114,950)	(97,536)

Cash flows from financing activities
Dividends paid	(2,065)	(2,023)	(6,176)	(6,061)
Distributions paid to minority interest holders of PVR	(5,556)	(5,313)	(16,335)	(14,566)
Proceeds from borrowings of the Company	15,000	5,000	25,000	44,399
Repayments of borrowings of the Company	(5,000)	(367)	(16,000)	(2,451)
Proceeds from borrowings of PVR	28,500	-	28,500	90,000
Repayments of borrowings of PVR	(1,500)	-	(2,500)	(88,387)
Payments for debt issuance costs	-	-	-	(1,419)
Issuance of stock and other	40	479	3,843	1,663
Net cash provided by (used in) financing activities	29,419	(2,224)	16,332	23,178

Net increase (decrease) in cash and cash equivalents	5,070	(2,029)	1,576	(3,454)
Cash and cash equivalents - beginning of period	14,514	11,916	18,008	13,341
Cash and cash equivalents - end of period	$ 19,584	$ 9,887	$ 19,584	$ 9,887

Supplemental disclosures
Cash paid during the periods for:
Interest (net of amounts capitalized)	$ 2,772	$ 2,698	$ 5,788	$ 3,668
Income taxes	$ 494	$ 268	$ 4,103	$ 6,348
Noncash investing and financing activities
Issuance of PVR units for acquisition	$ -	$ -	$ 1,060	$ 4,969

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

September 30, 2004

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Penn Virginia Corporation ("Penn Virginia", "PVA", the "Company", "we" or "our"), all wholly-owned subsidiaries of the Company, and Penn Virginia Resource Partners, L.P. (the "Partnership" or "PVR") of which we indirectly own the sole two percent general partner interest and an approximately 42.5 percent limited partner interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2003.  Please refer to such Form 10-K for further discussion of those policies.  Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  Certain reclassifications have been made to conform to the current period's presentation.

2.  STOCK-BASED COMPENSATION

     We have stock compensation plans that allow, among other grants, incentive and nonqualified stock options to be granted to key employees and officers and nonqualified stock options to be granted to directors.  We account for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee options (in thousands, except per share data).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$ 6,434	$ 5,443	$ 28,656	$ 22,291
Add: Stock-based employee compensation expense included in reported net income related to restricted units and director compensation, net of related tax effects	124	52	341	276
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(257)	(244)	(797)	(877)
Pro forma net income	$ 6,301	$ 5,251	$ 28,200	$ 21,690
Earnings per share
Basic - as reported	$ 0.35	$ 0.30	$ 1.57	$ 1.25
Basic - pro forma	$ 0.34	$ 0.29	$ 1.54	$ 1.21
Diluted - as reported	$ 0.35	$ 0.30	$ 1.55	$ 1.24
Diluted - pro forma	$ 0.34	$ 0.29	$ 1.53	$ 1.20

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

     Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of September 30, 2004 (in thousands).

Balance, January 1, 2004	$ 3,389
Liabilities incurred in the current period	268
Liabilities settled in the current period	(108)
Accretion expense	165
Balance, September 30, 2004	$ 3,714

 4.  HEDGING ACTIVITIES

Commodity Cash Flow Hedges

    The fair values of our hedging instruments are determined based on third party forward price quotes for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices as of September 30, 2004. The following table sets forth our positions as of September 30, 2004:

	Average	Weighted Average Price			Estimated
	Volume	Swaps	Collars		Fair Value
	Per Day		Floor	Ceiling	(in thousands)

Natural gas hedging positions	(in MMbtus)	(per MMbtu)
Fourth Quarter 2004
Costless Collars	19,837		$ 4.13	$ 6.54	$ (1,139)
Swaps	1,234	$ 4.70			(226)
First Quarter 2005
Costless Collars	21,656		4.60	7.12	(2,585)
Swaps (January only)	1,100	4.70			(114)
Second Quarter 2005
Costless Collars	18,330		4.87	7.04	(573)
Third Quarter 2005
Costless Collars	18,000		5.06	7.12	(506)
Fourth Quarter 2005
Costless Collars	17,000		5.29	8.96	44
First Quarter 2006
Costless Collars	9,133		5.55	8.68	(92)
Second Quarter 2006 (April only)
Costless Collars	5,000		6.00	8.19	94

Crude oil hedging positions	(in Bbls)	(per Bbl)
Fourth Quarter 2004
Swaps	482	30.41			(1,048)
First Quarter 2005 (January only)
Swaps	400	30.13			(218)

Total					$ (6,363)

    Based upon our assessment of our derivative contracts designated as cash flow hedges at September 30, 2004, we reported (i) a net hedging liability of approximately $6.4 million and (ii) a loss in accumulated other comprehensive income of $4.1 million, net of a related income tax benefit of $2.3 million. In connection with monthly settlements, we recognized net hedging losses in natural gas and oil revenues of $1.2 million and $3.7 million for the three months and nine months ended September 30, 2004, respectively. Based upon future oil and natural gas prices as of September 30, 2004, $6.4 million of hedging losses are expected to be realized within the next 12 months. The amounts that we ultimately realize will vary due to changes in the fair value of the open derivative contracts prior to settlement. We recognized net hedging losses of $0.7 million and $6.2 million for the three months and nine months ended September 30, 2003, respectively.

Interest Rate Swap

     In connection with its senior unsecured notes, PVR entered into an interest rate swap agreement with a notional amount of $29.5 million to hedge a portion of the fair value of those notes which mature over a ten-year period. This swap was designated as a fair value hedge and has been reflected as a decrease of long-term debt of approximately $0.6 million as of September 30, 2004, with a corresponding increase in long-term hedging liabilities. Under the terms of the interest rate swap agreement, the counterparty pays PVR a fixed annual rate of 5.77 percent on a total notional amount of $29.5 million, and PVR pays the counterparty a variable rate equal to the floating interest rate which is based on the six month London Interbank Offering Rate plus 2.36 percent.

5.  LONG-TERM DEBT

    At September 30, 2004, and December 31, 2003, long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

	(Unaudited)

Penn Virginia revolving credit facility	$ 73,000	$ 64,000
PVR senior unsecured notes*	87,893	89,286
PVR revolving credit facility	30,000	2,500
	190,893	155,786
Less: Current maturities	(4,800)	(1,500)
	$ 186,093	$ 154,286

*  Includes negative fair value adjustments of $0.6 million as of September 30, 2004, and $0.7 million as of  December 31, 2003, related to interest rate swap designated as a fair value hedge .

6.  COMMITMENTS AND CONTINGENCIES

Legal
     We are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.

Data Licensing Agreement
     In November 2003, we purchased from a provider of seismic data a license to access 5,000 square miles of 3-D seismic data over the next two years.  We paid $5.0 million in the first quarter of 2004. As of September 30, 2004, $3.4 million, representing prepaid license fees, was recorded in other current assets. Such amounts are expensed as data is received.  We have a remaining commitment of $4.0 million to be paid in the first quarter of 2005.

Firm Transportation Agreements
     In July 2004, we entered into a contract which provides firm transportation capacity rights for 15,000 MMbtu per day on a pipeline system for ten years beginning November 1, 2004. The contract requires us to pay transportation demand charges regardless of the amount of pipeline capacity we use.  In October 2004, we entered into another firm transportation contract for 7,000 MMbtu  per day with a term of three years beginning November 1, 2004. Total minimum payments over the terms of both contracts will be approximately $13.8 million.  All transportation costs, including demand charges, are expensed as they are incurred.

 7.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     In accordance with SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, following are disclosures regarding the net periodic benefit costs recognized and the total amount of employer contributions.

     The following table provides the components of net periodic benefit costs for the respective plans for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Pension				Post-retirement Healthcare
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$ -	$ -	$ -	$ -	$ 7	$ 7	$ 19	$ 21
Interest cost	37	39	111	117	65	84	207	252
Amortization of prior service cost	1	2	3	6	22	26	66	78
Amortization of transitional obligation	1	1	3	3	-	-	-	-
Recognized actuarial (gain) loss	5	4	15	12	8	14	30	42
Net periodic benefit cost	$ 44	$ 46	$ 132	$ 138	$ 102	$ 131	$ 322	$ 393

     Contributions paid to the pension and post-retirement healthcare plans during the three months and nine months ended September 30, 2004, were $0.1 and $0.5 million, respectively.  We expect to contribute a total of approximately $0.7 million to our pension and other postretirement benefit plans during 2004.

          The Financial Accounting Standards Board (FASB) issued FASB Staff Position ("FSP") SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in May 2004, effective for the first interim or annual period beginning after June 15, 2004. The FSP requires employers that qualify for a prescription-drug subsidy under Medicare legislation enacted in December 2003 to recognize the reduction in costs as employees provide services in future years. We adopted FSP SFAS 106-2 in the third quarter of 2004, and it did not have a significant impact on our financial statements. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, our accumulated postretirement benefit obligation as of January 1, 2004, decreased by $0.4 million.

8.  EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 (in thousands, except per share data).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Income before cumulative effect of change in accounting
principle	$ 6,434	$ 5,443	$ 28,656	$ 20,928
Cumulative effect of change in accounting principle	-	-	-	1,363
Net income	$ 6,434	$ 5,443	$ 28,656	$ 22,291

Weighted average shares, basic	18,357	17,992	18,268	17,948
Effect of dilutive securities:
Stock options	217	146	184	116
Weighted average shares, diluted	18,574	18,138	18,452	18,064

Income before cumulative effect of change in accounting
principle, basic	$ 0.35	$ 0.30	$ 1.57	$ 1.17
Cumulative effect of change in accounting principle, basic	-	-	-	0.08
Net income per share, basic	$ 0.35	$ 0.30	$ 1.57	$ 1.25

Income before cumulative effect of change in accounting
principle, diluted	$ 0.35	$ 0.30	$ 1.55	$ 1.16
Cumulative effect of change in accounting principle, diluted	-	-	-	0.08
Net income per share, diluted	$ 0.35	$ 0.30	$ 1.55	$ 1.24

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

 10. COMPREHENSIVE INCOME

    Comprehensive income represents changes in equity during the reporting period, including net income and charges directly to equity which are excluded from net income. For the three months and nine months ended September 30, 2004 and 2003, the components of comprehensive income were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net income	$ 6,434	$ 5,443	$ 28,656	$ 22,291
Unrealized holding losses on hedging activities, net of
tax	(1,611)	(1,876)	(4,660)	(3,752)
Reclassification adjustment for hedging activities, net
of tax	787	470	2,399	4,040
Comprehensive income	$ 5,610	$ 4,037	$ 26,395	$ 22,579

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

              Corporate and Other - primarily represents corporate functions.

The following is a summary of certain financial information relating to our segments:

		Coal Royalty
		and Land	Corporate
	Oil and Gas	Management	and Other	Consolidated
	(in thousands)
For the three months ended September 30, 2004:
Revenues	$ 33,015	$ 19,397	$ 329	$ 52,741
Operating costs and expenses	15,276	4,093	2,700	22,069
Depreciation, depletion and amortization	8,307	4,764	108	13,179
Operating income (loss)	$ 9,432	$ 10,540	$ (2,479)	$ 17,493
Interest expense				(1,719)
Interest income and other				274
Income before minority interest and taxes				$ 16,048
Total assets	$ 462,541	$ 283,946	$ 11,101	$ 757,588

For the three months ended September 30, 2003:
Revenues	$ 29,035	$ 12,812	$ 174	$ 42,021
Operating costs and expenses	11,411	2,803	2,786	17,000
Depreciation, depletion and amortization	8,572	3,659	34	12,265
Operating income (loss)	$ 9,052	$ 6,350	$ (2,646)	12,756
Interest expense				(1,380)
Interest income				301
Income before minority interest and taxes				$ 11,677
Total assets	$ 400,773	$ 260,197	$ 3,905	$ 664,875

		Coal Royalty
		and Land	Corporate
	Oil and Gas	Management	and Other	Consolidated
	(in thousands)
For the nine months ended September 30, 2004:
Revenues	$ 106,014	$ 56,092	$ 830	$ 162,936
Operating costs and expenses	37,463	12,363	6,876	56,702
Depreciation, depletion and amortization	26,015	14,385	322	40,722
Operating income (loss)	$ 42,536	$ 29,344	$ (6,368)	$ 65,512
Interest expense				(4,573)
Interest income and other				806
Income before minority interest and taxes				$ 61,745
Total assets	$ 462,541	$ 283,946	$ 11,101	$ 757,588

For the nine months ended September 30, 2003:
Revenues	$ 93,791	$ 39,334	$ 615	$ 133,740
Operating costs and expenses	33,812	8,665	8,264	50,741
Depreciation, depletion and amortization	24,493	12,027	103	36,623
Operating income (loss)	$ 35,486	$ 18,642	$ (7,752)	46,376
Interest expense				(3,837)
Interest income				951
Income before minority interest and taxes				$ 43,490
Total assets	$ 400,773	$ 260,197	$ 3,905	$ 664,875

12.  RECENT ACCOUNTING PRONOUNCEMENTS

     As previously disclosed in our 2003 Form 10-K, a reporting issue existed regarding the application of certain provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, to companies in the extractive industries, including oil and gas and coal industry companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights as intangible assets in the balance sheet, apart from other capitalized oil and gas property and coal property costs, and provide specific footnote disclosures. In April 2004, the FASB issued an FSP that clarifies certain sections of SFAS No. 141 and No. 142 relating to the characterization of coal mineral rights.  The FSP is effective for the first reporting period beginning after April 29, 2004.  As allowed by the FSP, the Partnership early adopted the FSP in April 2004 and, accordingly, reclassified its leased coal mineral rights back to tangible property. The Partnership discontinued straight-line amortization upon adoption and will deplete its coal mineral rights using the units-of-production method on a prospective basis. The amount capitalized related to a mineral right represents its fair value at the time such right was acquired, less accumulated amortization.  Pursuant to the FSP, for comparative presentation purposes, $4.9 million was reclassified from other noncurrent assets to net property and equipment as of December 31, 2003, on the accompanying consolidated balance sheet.

     In September 2004, the FASB issued another FSP to clarify that the scope exception in paragraph 8(b) of SFAS No. 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing companies. Therefore, our historical practice of including the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties under SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, has been affirmed by the new FSP.

13.  COAL HANDLING JOINT VENTURE

       Effective July 1, 2004, the Partnership acquired from affiliates of Massey Energy Company a 50 percent interest in a joint venture formed to own and operate end-user coal handling facilities.  The purchase price was $28.4 million and was funded through the Partnership's credit facility.  The Partnership accounts for its investment in the joint venture under the equity method. Equity earnings of $0.2 million from the joint venture were included in other income on the consolidated statements of income for the three and nine months ended September 30, 2004.

 14.  SUBSEQUENT EVENTS

        Dividend Declared.  In October 2004, the Company declared a quarterly dividend of $0.1125 per share payable November 24, 2004, to shareholders of record on November 10, 2004.

        Sales Plan Approved.  In October 2004, the board of directors approved a plan to sell certain oil and gas properties in West Texas with a net book value of $18.4 million as of September 30, 2004. We have not yet entered into a sales agreement. The sale of these properties is anticipated to be completed within one year.

        Legal Proceedings.  In August 2004, one of PVR's lessees dislodged a boulder while repairing a surface mine access road.  The boulder rolled down a hillside, damaging a residence and causing a fatality.  On October 29, 2004, A&G Coal Corp., PVR's lessee, Penn Virginia Operating Co., LLC, PVR's wholly owned subsidiary, and PVR were named along with several other defendants in a lawsuit brought by the family of the deceased in the Circuit Court of Wise County, Virginia.  The lawsuit is seeking $26.5 million in punitive and compensatory damages.  While the ultimate result of the lawsuit cannot be predicted with certainty, based on the facts currently available to us, management believes that the case will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Diagram                                                                                                                                                13

     As a result of our ownership in the Partnership, we receive cash payments from PVR in the form of quarterly cash distributions.  We received approximately $4.4 million and $12.9 million of cash distributions during the three months and nine months ended September 30, 2004, respectively. We received approximately $4.2 million and $12.6 million in the three months and nine months ended September 30, 2003, respectively.  As part of our ownership of PVR's general partner, we also own the rights, referred to as incentive distribution rights, to receive an increasing percentage of quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved.  As of September 30, 2004, these levels had not yet been achieved.

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

     Oil and gas segment capital expenditures for 2004 are expected to be between $125 million and $130 million.  The increase in anticipated 2004 capital expenditures from our original capital expenditures budget of $98 million is primarily due to pipeline construction expenditures to support our increasing horizontal CBM production in Appalachia and increased expenditures to expand the Company's Cotton Valley program in east Texas and north Louisiana.  Borrowings under our credit facility were $73 million out of $150 million available as of September 30, 2004, and we expect to fund our 2004 capital expenditures with a combination of internal cash flow and credit facility borrowings.

     Coal-related capital expenditures in 2004 are expected to be less than $1.0 million on existing properties excluding the joint venture acquisition discussed in Note 13 to the Consolidated Financial Statements.  As of September 30, 2004, PVR had borrowed $117.9 million under its debt facilities.  We expect to fund the 2004 capital expenditures for PVR through a combination of internal cash flow and credit facility borrowings.

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

     There are several factors which could change our estimates of oil and gas reserves, including a change in economic limits resulting from a significant change in product prices or production costs and the change in reservoir production rates from those assumed when the reserves were initially recorded. Estimates of future production and development costs are also subject to change due to factors such as      energy costs and the inflation or deflation of oil field service costs. Additionally, we perform impairment tests pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when significant events occur, such as a market move to a lower price environment or a material revision to our reserve estimates.

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

     Oil and Gas Revenues. Oil and gas sales revenues are recognized when crude oil and natural gas volumes are produced and sold for our account.  As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, accruals for revenues and accounts receivable are made based on estimates of our share of production. Since the settlement process may take 30 to 60 days following the month of actual production, our financial results include estimates of production and revenues for the related time period. Any differences between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

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

     A portion of the carrying value of the Company's oil and gas properties is attributable to unproved properties. At September 30, 2004, the costs attributable to unproved properties were approximately $57.6 million. These costs are not currently being depreciated or depleted. As exploration work progresses and the reserves on these properties are proven, capitalized costs of the properties will be written off through depletion expense. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work will be expensed. The timing of any write downs of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results.

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

Results of Operations

Selected Financial Data - Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except share data)		(in thousands, except share data)

Revenues	$ 52,741	$ 42,021	$ 162,936	$ 133,740
Expenses	$ 35,248	$ 29,265	$ 97,424	$ 87,364
Operating income	$ 17,493	$ 12,756	$ 65,512	$ 46,376
Net income	$ 6,434	$ 5,443	$ 28,656	$ 22,291
Earnings per share, basic	$ 0.35	$ 0.30	$ 1.57	$ 1.25
Earnings per share, diluted	$ 0.35	$ 0.30	$ 1.55	$ 1.24
Cash flow provided by operating activities	$ 41,595	$ 22,935	$ 100,194	$ 70,904

     Included in net income for the nine months ended September 30, 2003, was $1.4 million, or $0.08 per diluted share, related to the adoption of SFAS No. 143.

Oil and Gas Segment

     In our oil and gas segment, we explore for, develop and produce and sell crude oil, condensate and natural gas primarily in the Appalachian and Gulf Coast onshore areas of the United States. Our revenues, profitability and future rate of growth are highly dependent on the prevailing prices for oil and natural gas, which are affected by numerous factors that are generally beyond the Company's control.  Crude oil prices are generally determined by global supply and demand.  Natural gas prices are influenced by national and regional supply and demand.  A substantial or extended decline in the prices of oil or natural gas could have a material adverse effect on our revenues, profitability and cash flow and could, under certain circumstances, result in an impairment of our oil and natural gas properties. Our future profitability and growth is also highly dependent on the results of our exploratory and development drilling programs.

Operations and Financial Summary - Oil and Gas Segment

     The following table sets forth the oil and gas segment's revenues, operating expenses and operating statistics for the three months ended September 30, 2004, compared with the same period in 2003 (in thousands, except per unit amounts).

	Three Months Ended September 30,
	2004		2003
Production	Amount	$ Per Unit *	Amount	$ Per Unit*
Natural gas (MMcf)	5,052		4,728
Oil and condensate (MBbls)	97		216
Total equivalent production (MMcfe)	5,634		6,024

Revenues
Natural gas
Revenue received for production	$ 30,027	$ 5.95	$ 23,919	$ 5.06
Effect of hedging activities	(497)	(0.10)	(626)	(0.13)
Net revenue realized	29,530	5.85	23,293	4.93
Crude oil and condensate
Revenue received for production	4,066	41.92	5,470	25.32
Effect of hedging activities	(715)	(7.37)	(98)	(0.45)
Net revenue realized	3,351	34.55	5,372	24.87
Other income	134		370
Total revenues	33,015	5.86	29,035	4.82

Expenses
Lease operating expenses	3,309	0.59	3,195	0.53
Exploration expenses	7,508	1.33	3,747	0.62
Taxes other than income	2,349	0.42	2,364	0.39
General and administrative	2,110	0.37	2,105	0.35
Depreciation and depletion	8,307	1.47	8,572	1.42
Total expenses	23,583	4.18	19,983	3.31

Income before income taxes	$ 9,432	$ 1.68	$ 9,052	$ 1.51

     *Natural gas revenues are shown per Mcf, oil and condensate revenues are shown per Bbl, and all other amounts are shown per Mcfe.

     Production.  During the third quarter of 2004, oil and gas production was 5.6 billion cubic feet equivalent (Bcfe), a seven percent decrease from 6.0 Bcfe produced in the third quarter of 2003. The decrease was primarily due to pipeline curtailments by two of the Company's natural gas transporters in the Appalachian production areas and delays in the Gulf Coast drilling program.  Average daily oil and gas production decreased slightly to 61.2 million cubic feet equivalent (MMcfe) in the third quarter of 2004 compared to 65.5 MMcfe in the third quarter of 2003.

     Revenues. Oil and gas total revenues increased $4.0 million to $33.0 million in the third quarter of 2004 from $29.0 million in the third quarter of 2003.

     Increased crude oil and natural gas realized prices accounted for most of the $4.0 million increase in total oil and gas revenues from the third quarter of 2003 to the third quarter of 2004.  As stated previously, crude oil and natural gas production decreased by seven percent due to pipeline curtailments and delays in the Gulf Coast drilling program.

     Approximately 90 percent of our third quarter 2004 production was natural gas, for which the average realized price received was $5.85 per million cubic feet (Mcf) compared with $4.93 per Mcf in the third quarter of 2003, a 19 percent increase.  The average realized oil price received was $34.55 per barrel for the third quarter of 2004, up 39 percent from $24.87 per barrel in the third quarter of 2003.

     Gains and losses from hedging activities are included in revenues when the hedged production occurs.  For the three months ended September 30, 2004, approximately 38 percent of our natural gas production was hedged, primarily using costless collars, at an average floor price of $4.08 per MMbtu and ceiling price of $6.02 per MMbtu.

     Since actual cash market prices exceeded the average ceiling price of the costless collars, our price on the hedged natural gas production was limited to the ceiling price of the costless collar, and we recognized a loss on settled natural gas hedges of $0.5 million in the third quarter of 2004 compared to a loss of $0.6 million in the same quarter of 2003.

     Approximately 46 percent of our third quarter 2004 crude oil production was hedged using fixed price swaps with an average price of $30.36 per barrel. Crude oil cash market prices were significantly higher than the swap price, resulting in a loss on settled crude oil hedges of $0.7 million in the third quarter of 2004 compared to a loss of less than $0.1 million in the same quarter of 2003.

    See Note 4, "Hedging Activities," in the Notes to the Consolidated Financial Statements for details of costless collars and fixed price swaps.

     Operating expenses.  The oil and gas segment's aggregate operating costs and expenses for the third quarter of 2004 were $23.6 million, compared with $20.0 million for the same period in 2003, an increase of $3.6 million, or 18 percent. The increase in operating costs and expenses primarily related to higher exploration expenses, partially offset by increased depreciation, depletion and amortization.

     Exploration expenses for the three months ended September 30, 2004 and 2003, consisted of the following (in thousands):

	Three Months Ended September 30,

	2004	2003

Unproved leasehold write-offs	$ 1,795	$ -
Seismic	552	1,066
Dry hole costs	4,881	2,490
Other	280	191
Total	$ 7,508	$ 3,747

     Exploration expenses increased to $7.5 million in the third quarter of 2004 from $3.7 million in the third quarter of 2003, primarily due to higher dry hole costs resulting from the drilling of three unsuccessful exploratory wells in the Gulf Coast region and the related write-off of unproved property. These increased costs were partially offset by lower seismic data costs.

     Oil and gas depreciation, depletion and amortization ("DD&A") decreased from $8.6 million in the third quarter of 2003 to $8.3 million in the third quarter of 2004, primarily due to lower production volumes, partially offset by higher average depletion rates. The average DD&A rate increased to $1.47 per Mcfe produced in third quarter 2004 from $1.42 per Mcfe produced in 2003's third quarter due to a greater percentage of production coming from relatively higher cost horizontal CBM and Gulf Coast wells.

     The following table sets forth the oil and gas segment's revenues, operating expenses and operating statistics for the nine months ended September 30, 2004, compared with the same period in 2003 (in thousands, except per unit amounts).

	Nine Months Ended September 30,
	2004		2003
Production	Amount	$ Per Unit *	Amount	$ Per Unit*
Natural gas (MMcf)	16,105		14,516
Oil and condensate (MBbls)	307		526
Total equivalent production (MMcfe)	17,947		17,672

Revenues
Natural gas
Revenue received for production	$ 98,198	$ 6.10	$ 84,940	$ 5.86
Effect of hedging activities	(2,260)	(0.14)	(5,743)	(0.40)
Net revenue realized	95,938	5.96	79,197	5.46
Crude oil and condensate
Revenue received for production	11,301	36.81	14,472	27.51
Effect of hedging activities	(1,432)	(4.66)	(473)	(0.90)
Net revenue realized	9,869	32.15	13,999	26.61
Other income	207		595
Total revenues	106,014	5.91	93,791	5.31

Expenses
Lease operating expenses	9,525	0.53	9,094	0.51
Exploration expenses	14,903	0.83	11,648	0.66
Taxes other than income	7,308	0.41	7,446	0.42
General and administrative	5,727	0.32	5,624	0.32
Depreciation and depletion	26,015	1.45	24,493	1.39
Total expenses	63,478	3.54	58,305	3.30

Income before income taxes	$ 42,536	$ 2.37	$ 35,486	$ 2.01

     *Natural gas revenues are shown per Mcf, oil and condensate revenues are shown per Bbl, and all other amounts are shown per Mcfe.

     Production.  In the first three quarters of 2004, oil and gas production was 17.9 Bcfe, an increase of one percent over the 17.7 Bcfe reported for the same period in 2003. The increase in year-to-date production was primarily due to new drilling in the Company's Selma Chalk fields in Mississippi and its horizontal CBM drilling project in Appalachia. Considering the impact of Gulf Coast drilling program delays and the drilling of three unsuccessful exploratory wells in the Gulf Coast region, the Company now expects full-year 2004 production to range from 24.5 Bcfe to 25.2 Bcfe.

     Revenues. Oil and gas total revenues increased $12.2 million to $106.0 million for the nine months ended September 30, 2004, from $93.8 million in the same period of 2003.  The higher revenues resulted from increased prices realized for natural gas and crude oil along with increased natural gas production.

     Approximately 90 percent of our production for the nine months ended September 30, 2004, was natural gas, for which the average realized price received was $5.96 per Mcf compared with $5.46 per Mcf in the same period of 2003, a nine percent increase.  The average realized oil price received was $32.15 per barrel for the nine months ended September 30, 2004, up 21 percent from $26.61 per barrel in the same period of 2003.

     Gains and losses from hedging activities are included in revenues when the hedged production occurs.  For the nine months ended September 30, 2004, approximately 38 percent of our natural gas was hedged, primarily using costless collars, at an average floor price of $3.86 per MMbtu and ceiling price of $5.86 per MMbtu.  During the same period of 2004, we hedged approximately 44 percent of our crude oil production using fixed price swaps with an average price of $29.56 per barrel.  We recognized a loss on settled hedging activities of $3.7 million for the nine months ended September 30, 2004, compared with a loss of $6.2 million in the same period of 2003.

    See Note 4, "Hedging Activities," in the Notes to the Consolidated Financial Statements for details of costless collars and fixed price swaps.

     Operating expenses.  The oil and gas segment's aggregate operating costs and expenses for the nine months ended September 30, 2004, were $63.5 million, compared with $58.3 million for the same period in 2003, an increase of $5.2 million, or nine percent. The increase in operating costs and expenses primarily related to higher lease operating expenses, exploration expenses and DD&A.

     Lease operating expenses increased by $0.4 million, or four percent, to $9.5 million for the first nine months of 2004 from $9.1 million for the first nine months of 2003 primarily due to higher compressor rental costs and higher costs associated with non-operated joint ventures. These increases were partially offset by a decrease in well workover costs.

     Exploration expenses for the nine months ended September 30, 2004 and 2003, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2004	2003

Unproved leasehold write-offs	$ 4,002	$ 92
Seismic	5,128	6,962
Dry hole costs	5,320	4,007
Other	453	587
Total	$ 14,903	$ 11,648

     Exploration expenses for the first nine months of 2004 increased to $14.9 million from $11.6 million in the same period of 2003 primarily due to increased unproved leasehold write-offs related to expiring lease options in south Texas and increased dry hole costs. We recognized dry hole expense on six wells for the nine months ended September 30, 2004, compared to four wells for the nine months ended September 30, 2003. These increases were partially offset by lower seismic data costs.

     Oil and gas DD&A increased from $24.5 million for the nine months ended September 30, 2003, to $26.0 million in the same period of 2004, primarily due to higher production as discussed previously, and an increase in the weighted average DD&A rate from $1.39 per Mcfe for the nine months ended September 30, 2003, to $1.45 per Mcfe in the same period of 2004.  The increase in the weighted average DD&A rate was the result of a greater percentage of production coming from relatively higher cost horizontal CBM and Gulf Coast wells.

Coal Royalty and Land Management Segment (PVR)

      The coal royalty and land management segment includes PVR's coal reserves, timber assets and other land assets.  The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders' interest reflected as a minority interest.

     The Partnership enters into leases with various third-party operators giving them the right to mine coal reserves on the Partnership's properties in exchange for royalty payments.  Approximately 78 percent of the Partnership's coal royalty revenues for the first three quarters of 2004 and 69 percent of its coal royalty revenues for the first three quarters of 2003 were based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum monthly or annual payments.  The balance of the Partnership's coal royalty revenues for the respective periods was based on fixed royalty rates which escalate annually, also with pre-established monthly minimums.  In addition to coal royalty revenues, the Partnership generates coal service revenues from fees charged to lessees for the use of coal preparation and transportation facilities.  The Partnership also generates revenues from the sale of timber on its properties.

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

Operations and Financial Summary - Coal Royalty and Land Management Segment

     The following table sets forth PVR's revenues, operating expenses and operating statistics for the three months ended September 30, 2004, compared with the same period in 2003.

	Three Months Ended September 30,
	2004	2003
	(in thousands, except prices)
Revenues
Coal royalties	$ 18,018	$ 11,960
Coal services	888	484
Timber	204	80
Other	287	288
Total revenues	19,397	12,812
Operating costs and expenses
Operating	1,777	753
Taxes other than income	239	389
General and administrative	2,077	1,661
Depreciation, depletion and amortization	4,764	3,659
Total operating costs and expenses	8,857	6,462

Operating income

	10,540	6,350
Interest expense	(1,658)	(1,380)
Interest income	265	299

Income before income taxes and minority interest

	9,147	5,269
Minority interest	5,073	2,936
Income before income taxes	$ 4,074	$ 2,333

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	7,971	6,229
Average royalty per ton	$ 2.26	$ 1.92

     Revenues. PVR's revenues in the third quarter of 2004 were $19.4 million compared with $12.8 million for the same period in 2003, an increase of $6.6 million, or 52 percent.  The increase in revenues primarily related to increased coal royalties received from PVR's lessees.

     Coal royalty revenues for the three months ended September 30, 2004, were $18.0 million compared with $12.0 million for the same period in 2003, an increase of $6.0 million, or 50 percent.  Production by PVR's lessees increased by 1.8 million tons, or 29 percent, to 8.0 million tons in the third quarter of 2004 from 6.2 million tons in the third quarter of 2003.  A significant part of this increase was attributed to increased production from a longwall mining operation located on PVR's Coal River property.  Average royalties per ton increased to $2.26 in the third quarter of 2004 from $1.92 in the comparable 2003 period, primarily due to stronger market conditions for coal and the resulting higher coal prices.

     Coal services revenues increased 80 percent to $0.9 million in the third quarter of 2004 from $0.5 million in the third quarter of 2003. The increase was primarily the result of start-up operations at two of PVR's coal loading facilities in July 2003 and February 2004.

     Other revenues includes $0.2 million of equity earnings in the third quarter of 2004 from the coal handling joint venture acquired as of July 1, 2004, as discussed in Note 13 to the Consolidated Financial Statements. Minimum rentals of $0.2 million are included in other revenues for the third quarter of 2003. Less than $0.1 million in minimum rental income was recognized in the third quarter of 2004 as all lessees met or exceeded their minimum obligations during the period.

     Operating Costs and Expenses. The Partnership's aggregate operating costs and expenses for the third quarter of 2004 were $8.9 million, compared with $6.5 million for the same period in 2003, an increase of $2.4 million, or 37 percent. The increase in operating costs and expenses primarily related to increases in operating expenses and DD&A.

     Operating expenses, which include royalty expenses paid on leased coal properties and other operating expenses, increased to $1.8 million in the third quarter of 2004 from $0.8 million in the third quarter of 2003.  This increase was primarily due to higher royalty expense, which increased by $1.0 million to $1.5 million in the third quarter of 2004 from $0.5 million in the third quarter of 2003.  This increase was the result of higher production by lessees on subleased properties, which increased to 1.0 million tons in the third quarter of 2004 from 0.3 million tons in the third quarter of 2003.

     DD&A for the three months ended September 30, 2004, was $4.8 million compared with $3.7 million for the same period of 2003, an increase of $1.1 million, or 30 percent.  This increase was the result of increased production by several of PVR's lessees over the comparable periods and depreciation on a coal loading facility which began start-up operations in February 2004.

Interest Expense. Interest expense was $1.7 million for the three months ended September 30, 2004, compared with $1.4 million for the same period in 2003, an increase of $0.3 million, or 21 percent. The increase was primarily due to additional borrowings of $28.5 million on PVR's revolving credit facility in the third quarter of 2004 for its investment in a coal handling joint venture.

     Minority Interest.  Minority interest was $5.1 million for the three months ended September 30, 2004, compared with $2.9 million for the same period in 2003, an increase of $2.2 million, or 76 percent.  The increase was due to the increase in the Partnership's net income for the third quarter of 2004 compared with the third quarter of 2003.

     The following table sets forth PVR's revenues, operating expenses and operating statistics for the nine months ended September 30, 2004, compared with the same period in 2003.

	Nine Months Ended September 30,
	2004	2003
	(in thousands, except prices)
Revenues
Coal royalties	$ 52,395	$ 35,658
Coal services	2,614	1,523
Timber	499	829
Other	584	1,324
Total revenues	56,092	39,334

Operating costs and expenses
Operating	5,574	2,488
Taxes other than income	753	978
General and administrative	6,036	5,199
Depreciation, depletion and amortization	14,385	12,027
Total operating costs and expenses	26,748	20,692

Operating income	29,344	18,642

Interest expense	(4,390)	(3,536)
Interest income	789	943

Income before minority interest, income taxes and       cumulative effect of change in accounting principle

	25,743	16,049

     Minority interest

	14,271	8,778

     Cumulative effect of change in accounting principle

	-	107

Income before income taxes

	$ 11,472	$ 7,164
Operating Statistics
  Royalty coal tons produced by lessees (tons in thousands)
	23,865	19,252
Average royalty per ton	$ 2.20	$ 1.85

     Revenues. PVR's revenues in the first three quarters of 2004 were $56.1 million compared with $39.3 million for the same period in 2003, an increase of $16.8 million, or 43 percent.  The increase in revenues primarily related to increased coal royalties received from lessees.

     Coal royalty revenues for the nine months ended September 30, 2004, were $52.4 million compared with $35.7 million for the same period in 2003, an increase of $16.7 million, or 47 percent.  Production by PVR's lessees increased by 4.6 million tons, or 24 percent, to 23.9 million tons in the first three quarters of 2004 from 19.3 million tons in the first three quarters of 2003.  A significant part of this increase was attributable to increased production from a longwall mining operation located on PVR's Coal River property.  Average royalties per ton increased to $2.20 in the first three quarters of 2004 from $1.85 in the comparable 2003 period.  The increase in the average royalties per ton was primarily due to stronger market conditions for coal and the resulting higher coal prices.

     Coal services revenues increased 73 percent to $2.6 million in the first three quarters of 2004 from $1.5 million in the first three quarters of 2003, due primarily to the start-up of two of PVR's coal loading facilities in July 2003 and February 2004.

     Other revenues decreased to $0.6 million in the first nine months of 2004 from $1.3 million in the same period of 2003, primarily due to a decrease in minimum rental revenues. Almost all of PVR's lessees met their minimum production obligations during the first nine months of 2004, resulting in less than $0.1 million in minimum rentals being recorded during the first nine months of 2004, compared to $1.0 million being recognized in the first nine months of 2003. The decrease in minimum rental revenues is partially offset by $0.2 million of equity earnings in the third quarter of 2004 from the coal handling joint venture acquired as of July 1, 2004, as discussed in Note 13 to the Consolidated Financial Statements.

     Operating Costs and Expenses. The Partnership's aggregate operating costs and expenses for the first three quarters of 2004 were $26.7 million, compared with $20.7 million for the same period in 2003, an increase of $6.0 million, or 29 percent. The increase in operating costs and expenses primarily related to increases in operating expenses, general and administrative expenses and DD&A.

     Operating expenses, which include royalty expenses paid on leased coal properties and other operating expenses, more than doubled to $5.6 million in the first three quarters of 2004 from $2.5 million in the same period of 2003. This increase was primarily due to an increase in royalty expenses, offset in part by a decrease in other operating expenses.

     Royalty expenses were $4.9 million for the nine months ended September 30, 2004, compared with $1.3 million for the nine months ended September 30, 2003, an increase of $3.6 million.  This increase was the result of an increase in production by lessees on two subleased properties.  Production on these subleased properties increased 2.6 million tons to 3.4 million tons in the first three quarters of 2004 from 0.8 million tons in the first three quarters of 2003.

     Other operating expenses decreased 42 percent to $0.7 million in the first three quarters of 2004 compared with $1.2 million in the same period of 2003.  The decrease was due to the assumption by a new lessee of costs incurred after May 2003 to maintain idled mines on its West Coal River property, which is part of the Coal River property.  PVR paid these costs through May 2003.

     General and administrative expenses increased $0.8 million, or 15 percent, to $6.0 million in the first three quarters of 2004, from $5.2 million in the same period of 2003. Approximately $0.2 million was attributable to costs related to a secondary public offering for the sale of common units held by an affiliate of Peabody Energy Corporation.  The remainder is primarily attributable to increased consulting fees used to evaluate acquisition opportunities and increased payroll costs allocated to the Partnership by the general partner.

     DD&A for the nine months ended September 30, 2004, was $14.4 million compared with $12.0 million for the same period of 2003, an increase of $2.4 million or 20 percent.  This increase was a result of increased production by several of PVR's lessees over the comparable periods and depreciation on its two coal loading facilities which began start-up operations in July 2003 and February 2004.

     Interest Expense. Interest expense was $4.4 million for the nine months ended September 30, 2004, compared with $3.5 million for the same period in 2003, an increase of $0.9 million, or 26 percent. The increase was primarily due to the closing in March 2003 of a private placement of $90 million ten-year senior unsecured notes (the "Notes"), which bear interest at a fixed rate of 5.77 percent.  Prior to the private placement, the $90 million was included on PVR's revolving credit facility, which bears interest at a relatively lower Eurodollar rate plus an applicable margin which ranges from 1.25 to 2.25 percent. Also, PVR borrowed an additional $28.5 million on its revolving credit facility in the third quarter of 2004 for its investment in a coal handling joint venture.

      Minority Interest.  Minority interest was $14.3 million for the nine months ended September 30, 2004, compared with $8.8 million for the same period in 2003, an increase of $5.5 million, or 63 percent.  The increase was due to the increase in the Partnership's net income for the first three quarters of 2004 compared with the first three quarters of 2003.

Corporate and Other Segment

     The corporate and other segment primarily consists of oversight and administrative functions.

Operations and Financial Summary - Corporate and Other Segment

     The following table sets forth the corporate and other segment's revenues, operating expenses and operating statistics for the three months ended September 30, 2004, compared with the same period in 2003.

Three Months Ended September 30,

	2004	2003
	(in thousands)
Revenues
Other	$ 329	$ 174
Total revenues	329	174

Expenses
Lease operating	150	149
Taxes other than income	94	101
General and administrative	2,456	2,536
Depreciation, depletion and amortization	108	34
Total expenses	2,808	2,820

Operating loss	(2,479)	(2,646)

Interest expense	(61)	-
Interest income and other	9	2

Loss before income taxes	$ (2,531)	$ (2,644)

     Other revenues increased to $0.3 million in the third quarter of 2004 from $0.2 million in the third quarter of 2003 due to increased rail rental income.

     General and administrative (G&A) expenses of $2.5 million in third quarter 2004 were consistent with the third quarter of 2003. A general increase in staffing levels and higher insurance premiums were offset by the absence in 2004 of consulting and advisory fees incurred in 2003 related to the consideration of various shareholder proposals.

    All direct credit facility interest costs were capitalized during the third quarters of 2004 and 2003 because the borrowings funded the preparation of unproved properties for their intended use.  We capitalized interest costs amounting to $0.5 million in each of the third quarters of 2004 and 2003.  Interest costs which were expensed in the corporate and other segment related to the amortization of debt issuance costs.

     The following table sets forth the corporate and other segment's revenues, operating expenses and operating statistics for the nine months ended September 30, 2004, compared with the same period in 2003.

Nine Months Ended September 30,

	2004	2003
	(in thousands)
Revenues
Other	$ 830	$ 615
Total revenues	830	615

Expenses
Lease operating	450	449
Taxes other than income	115	498
General and administrative	6,311	7,317
Depreciation, depletion and amortization	322	103
Total expenses	7,198	8,367

Operating loss	(6,368)	(7,752)

Interest expense	(183)	(301)
Interest income and other	17	8
Loss before income taxes	$ (6,534)	$ (8,045)

     Other revenues increased to $0.8 million in the first three quarters of 2004, from $0.6 million in the first three quarters of 2003, due to increased rail rental income.

     Taxes other than income decreased by $0.4 million to $0.1 million for the nine months ended September 30, 2004, from $0.5 million for the nine months ended September 30, 2003, due to a decrease in franchise taxes.

     G&A expenses decreased from $7.3 million for the nine months ended September 30, 2003, to $6.3 million in the same period of 2004.  This $1.0 million decrease was primarily attributable to the absence in 2004 of consulting and advisory fees incurred in 2003 related to the consideration of various shareholder proposals, offset in part by a general increase in staffing levels and higher insurance premiums.

     All direct credit facility interest costs were capitalized during the nine months ended September 30, 2004 and 2003, because the borrowings funded the preparation of unproved properties for their intended use.  We capitalized interest costs amounting to $1.4 million in the nine months ended September 30, 2004 and 2003, respectively.  Interest costs which were expensed in the corporate and other segment related to the amortization of debt issuance costs.

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

For the nine months ended September 30, 2004	Oil and Gas, Corporate and Other Segments	Coal Royalty and Land Mgmt (PVR)
(amounts in thousands)
			Consolidated
Cash flows from operating activities
Net income	$ 2,913	$ 25,743	$ 28,656
Adjustments to reconcile net income to net cash
provided by operating activities (summarized)	65,447	14,561	80,008
Net change in operating assets and liabilities	(6,889)	(1,581)	(8,470)
Net cash provided by operating activities	61,471	38,723	100,194

Cash flows from investing activities
Additions to property and equipment	(86,992)	(939)	(87,931)
Equity investments	-	(28,442)	(28,442)
Other	838	585	1,423
Net cash used in investing activities	(86,154)	(28,796)	(114,950)

Cash flows from financing activities
PVA dividends paid	(6,176)	-	(6,176)
PVR distributions received (paid)	12,894	(29,229)	(16,335)
PVA debt proceeds	25,000	-	25,000
PVA debt repayments	(16,000)	-	(16,000)
PVR debt proceeds	-	28,500	28,500
PVR debt repayments	-	(2,500)	(2,500)
Issuance of stock and other	3,843	-	3,843
Net cash provided by (used in) financing activities	19,561	(3,229)	16,332

Net increase (decrease) in cash and cash equivalents	(5,122)	6,698	1,576
Cash and cash equivalents - beginning of period	8,942	9,066	18,008
Cash and cash equivalents - end of period	$ 3,820	$ 15,764	$ 19,584

For the nine months ended September 30, 2003	Oil and Gas, Corporate and Other Segments	Coal Royalty and Land Mgmt (PVR)
(amounts in thousands)
			Consolidated
Cash flows from operating activities
Net income	$ 6,349	$ 15,942	$ 22,291
Adjustments to reconcile net income to net cash
provided by operating activities (summarized)	47,470	12,524	59,994
Net change in operating assets and liabilities	(11,004)	(377)	(11,381)
Net cash provided by operating activities	42,815	28,089	70,904

Cash flows from investing activities
Additions to property and equipment	(94,646)	(3,437)	(98,083)
Other	116	431	547
Net cash used in investing activities	(94,530)	(3,006)	(97,536)

Cash flows from financing activities
PVA dividends paid	(6,061)	-	(6,061)
PVR distributions received/(paid)	12,579	(27,145)	(14,566)
PVA debt proceeds	44,399	-	44,399
PVA debt repayments	(2,451)	-	(2,451)
PVR debt proceeds	-	90,000	90,000
PVR debt repayments	-	(88,387)	(88,387)
Issuance of stock and other	1,362	(1,118)	244
Net cash provided by (used in) financing activities	49,828	(26,650)	23,178

Net decrease in cash and cash equivalents	(1,887)	(1,567)	(3,454)
Cash and cash equivalents - beginning of period	3,721	9,620	13,341
Cash and cash equivalents - end of period	$ 1,834	$ 8,053	$ 9,887

Except where noted, the following discussion of cash flows and contractual obligations relates to consolidated results of the Company.

Cash Flows from Operating Activities

     Consolidated net cash provided from operating activities was $100.2 million for the nine months ended September 30, 2004, compared with $70.9 million for the same period in 2003.  The oil and gas and corporate segment's net cash provided by operations was $61.5 million for the nine months ended September 30, 2004, compared with $42.8 million for the same period in 2003.  This increase was primarily driven by an increase in natural gas revenues as a result of higher prices and increased production from new drilling.  Cash in excess of working capital needs was used to help fund oil and gas capital expenditures in 2004.  Cash provided by operations of the coal royalty and land management segment was $38.7 million for the nine months ended September 30, 2004, compared with $28.1 million in the same period in 2003.  The increase was due to both increased production and higher average royalty rates realized.

Cash Flows from Investing Activities

     Consolidated net cash used in investing activities was $115.0 million for the nine months ended September 30, 2004, compared with $97.5 million during the same period in 2003.  During these periods, we used cash primarily for capital expenditures for oil and gas development and exploration activities and acquisitions of oil and gas properties. PVR acquired an interest in a coal handling joint venture as of July 1, 2004 for $28.4 million.

     Capital expenditures totaled $123.6 million for the nine months ended September 30, 2004, compared with $110.9 million during the same period in 2003.  The following table sets forth capital expenditures by segment, made during the periods indicated.

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Oil and gas
Development drilling	$ 55,893	$ 45,347
Exploratory drilling	11,995	8,871
Lease acquisitions *	8,293	41,739
Field projects	12,347	3,433
Seismic and other	5,552	7,505
Total	94,080	106,895

Coal royalty and land management (PVR)
Acquisition of coal handling joint venture	28,442	-
Lease acquisitions **	105	1,361
Support equipment and facilities	834	2,076
Total	29,381	3,437

Other	105	552
Total capital expenditures	$ 123,566	$ 110,884

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

     Oil and gas segment capital expenditures for 2004 are expected to be between $125 million and $130 million.  The increase in anticipated 2004 capital expenditures from our original capital expenditures budget of $98 million is primarily due to pipeline construction expenditures to support our increasing horizontal CBM production in Appalachia and increased expenditures to expand the Company's Cotton Valley program in east Texas and north Louisiana.  We continually review drilling and other capital expenditure plans and may continue to change these amounts based on industry conditions and the availability of capital.  We believe our cash flow from operations and sources of debt financing are sufficient to fund our 2004 planned capital expenditures program as revised.

Cash Flows from Financing Activities

     Consolidated net cash provided by financing activities was $16.3 million for the nine months ended September 30, 2004, compared with $23.2 million for the same period in 2003.  During the nine months ended September 30, 2004, we borrowed $9.0 million on our credit facility, net of repayments. Credit facility borrowings, net of repayments, provided approximately $41.9 million of cash in the nine months ended September 30, 2003, and were used primarily to fund a south Texas acquisition. In the nine months ended September 30, 2004 and 2003, we received $12.9 million and $12.6 million of cash distributions, respectively, from PVR.  These distributions were primarily used for capital expenditure needs.

     In October 2004, PVR announced a $0.54 per unit quarterly distribution payable November 3, 2004, to unitholders of record on November 12, 2004.

     As of September 30, 2004, we had outstanding borrowings of $73 million under our revolving credit facility which has an initial commitment of $150 million and which can be expanded at our option to our current approved borrowing base of $200 million.

     We have a five million dollar line of credit, which had no borrowings against it as of September 30, 2004.  The line of credit is effective through June 2005 and is renewable annually. The agreement was renewed in June 2004.

     The financial covenants in our credit agreements require us to maintain certain levels of debt-to-earnings and dividend limitation restrictions.  We are currently in compliance with all of our covenants.

     As of September 30, 2004, PVR had outstanding borrowings of $117.9 million, consisting of $30.0 million borrowed under its revolving credit facility and $88.5 million of the Notes, partially offset by $0.6 million fair value of the interest rate swap described below.  The current portion of the Notes as of September 30, 2004, was $4.8 million.

     In connection with the Notes, PVR entered into an interest rate swap agreement with a notional amount of $29.5 million, to effectively convert the interest rate on one-third of the Notes from a fixed rate to a floating rate. This swap is designated as a fair value hedge and has been reflected as a decrease in long-term debt of $0.6 million as of September 30, 2004, with a corresponding increase in long-term hedging liabilities.  Under the terms of the interest rate swap agreement, the counterparty pays the Partnership a fixed annual rate of 5.77 percent on a total notional amount of $29.5 million, and the Partnership pays the counterparty a variable rate equal to the floating interest rate which is determined semi-annually and is based on the six month London Interbank Offering Rate ("LIBOR") plus 2.36 percent.

     Future Capital Needs and Commitments.  For the remainder of 2004, we anticipate making total capital expenditures, excluding future acquisitions, of approximately $31 million to $36 million.  These expenditures are expected to be made primarily in our oil and gas segment and are expected to be funded primarily by operating cash flow.  Additional funding will be provided as needed from our credit facility, under which we had $77 million of borrowing capacity as of September 30, 2004.  The credit facility can be expanded at our option to provide an additional $50 million of borrowing capacity.

     See Note 6, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for a discussion of our data licensing agreement and firm transportation agreements.

     In our coal royalty and land management segment, PVR anticipates making total capital expenditures, excluding acquisitions, of up to approximately $0.4 million for coal services related projects for the remainder of 2004.  Part of PVR's strategy is to make acquisitions which increase cash available for distribution to its unitholders. PVR's ability to make these acquisitions in the future will depend in part on the availability of debt financing and on its ability to periodically use equity financing through the issuance of new units. Since completing a large acquisition in late 2002 and the coal handling joint venture in July 2004, PVR's ability to incur additional debt has been restricted due to limitations in its debt instruments.  At September 30, 2004, PVR has approximately $32 million of borrowing capacity.  This limitation may necessitate the issuance of new units by PVR, as opposed to using debt, to fund acquisitions in the future.

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

Recent Accounting Pronouncements

      See Notes 7 and 12 in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk.  At September 30, 2004, we had $73.0 million of long-term debt borrowed under our credit facility.  The credit facility matures in December 2007 and is governed by a borrowing base calculation that is re-determined semi-annually. We have the option to elect interest at (i) LIBOR plus a Eurodollar margin ranging from 1.25 to 2.00 percent, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus a margin ranging from 0.30 to 0.50 percent. As a result, our 2004 interest costs will fluctuate based on short-term interest rates relating to the PVA credit facility.

     As of September 30, 2004, $88.5 million of PVR's borrowings were financed with debt which has a fixed interest rate throughout its term.  In connection with this financing, PVR executed an interest rate derivative transaction to effectively convert the interest rate on one-third of the amount financed from a fixed rate of 5.77 percent to a floating rate of LIBOR plus 2.36 percent.  The interest rate swap has been accounted for as a fair value hedge in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138.

     Price Risk Management.  Our price risk management program permits the utilization of derivative financial instruments (such as futures, forwards, option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas and crude oil prices as they relate to our anticipated production.  These financial instruments are designated as cash flow hedges and accounted for in accordance with SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 139.  The derivative financial instruments are placed with major financial institutions that we believe are of minimum credit risk.  The fair value of our price risk management assets are significantly affected by energy price fluctuations.  See the discussion and table in Note 4, "Hedging Activities," to our consolidated financial statements for a description of our hedging program and a listing of open hedging contracts and their fair value as of September 30, 2004.

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
*     the projected demand for oil and gas and coal;
*     the projected supply of oil and gas and coal;
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

(b)  Changes in Internal Controls Over Financial Reporting.

     No changes were made in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     However, in connection with our ongoing evaluation of the effectiveness of our internal control over financial reporting, we discovered a material weakness in the user access controls related to our accounting system.  Although we are unaware of any misstatement of financial position, results of operations or cash flows resulting from this control deficiency, management has determined that there is more than a remote likelihood that a material misstatement could occur as a result of such control deficiency.  We have updated our software and implemented stricter user access controls which took effect during the fourth quarter.

PART II.  Other Information

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 1. Legal Proceedings

In August 2004, one of PVR's lessees dislodged a boulder while repairing a surface mine access road.  The boulder rolled down a hillside, damaging a residence and causing a fatality.  On October 29, 2004, A&G Coal Corp., PVR's lessee, Penn Virginia Operating Co., LLC, PVR's wholly owned subsidiary, and PVR were named along with several other defendants in a lawsuit brought by the family of the deceased in the Circuit Court of Wise County, Virginia.  The lawsuit is seeking $26.5 million in punitive and compensatory damages.  While the ultimate result of the lawsuit cannot be predicted with certainty, based on the facts currently available to us, management believes that the case will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

12         Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002.

31.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002.

32.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.

32.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

The Company furnished a Form 8-K on August 4, 2004 announcing that it issued a press release regarding its financial results for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date:	November 4, 2004	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and
Chief Financial Officer

Date:	November 4, 2004	By:	/s/ Dana G Wright
Dana G Wright Vice President and
Principal Accounting Officer