Form 10-Q
period 2005-03-31
PENN VIRGINIA CORP
filed 2005-05-10
CIK 77159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission File Number 1-13283

PENN VIRGINIA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Virginia	23-1184320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

THREE RADNOR CORPORATE CENTER, SUITE 230

100 MATSONFORD ROAD

RADNOR, PA 19087

(Address of Principal Executive Office) (Zip Code)

(610) 687-8900

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 2, 2005, 18,509,723 shares of common stock of the Registrant were issued and outstanding.

PENN VIRGINIA CORPORATION

PART I. Financial Information

Item 1. Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Natural gas	$38,260	$33,964
Oil and condensate	3,413	3,488
Natural gas midstream	26,278	—
Coal royalties	18,053	16,860
Other	2,206	1,314

Total revenues	88,210	55,626

Expenses
Cost of gas purchased	21,837	—
Lease operating	5,099	4,844
Exploration	7,659	5,560
Taxes other than income	3,347	3,030
General and administrative	6,720	5,682
Depreciation, depletion and amortization	15,844	14,156

Total expenses	60,506	33,272

Operating income	27,704	22,354

Other income (expense)
Interest expense	(3,378)	(1,390)
Interest and other income	319	274
Unrealized loss on derivatives	(14,317)	—

Income before minority interest and income taxes	10,328	21,238
Minority interest	(1,656)	4,503
Income tax expense	4,944	6,593

Net Income	$7,040	$10,142

Net income per share, basic	$0.38	$0.56

Net income per share, diluted	$0.38	$0.55

Weighted average shares outstanding, basic	18,490	18,168
Weighted average shares outstanding, diluted	18,694	18,352

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,592	$25,471
Accounts receivable	81,242	40,003
Income taxes receivable	3,240	4,389
Assets held for sale	—	9,694
Inventory	3,344	853
Prepaid expenses	3,285	2,192
Hedging assets	1,624	1,133
Other	264	504

Total current assets	114,591	84,239

Property and equipment
Oil and gas properties (successful efforts method)	634,046	591,100
Other property and equipment	423,598	274,191
Less: Accumulated depreciation, depletion and amortization	(214,847)	(199,803)

Net property and equipment	842,797	665,488
Equity investments	28,239	27,881
Goodwill	7,958	—
Intangibles	39,642	—
Other assets	6,247	5,727

Total assets	$1,039,474	$783,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$6,496	$4,800
Accounts payable	36,320	8,899
Accrued liabilities	28,085	26,353
Hedging liabilities	18,691	1,723

Total current liabilities	89,592	41,775

Other liabilities	20,830	18,095
Hedging liabilities	8,699	876
Deferred income taxes	98,130	97,912
Long-term debt of the Company	78,000	76,000
Long-term debt of PVR	190,936	112,926
Minority interest in PVR	301,942	182,891

Shareholders’ equity
Preferred stock of $100 par value – 100,000 authorized shares; none issued	—	—
Common stock of $0.01 par value – 32,000,000 shares authorized; 18,501,799 and 18,476,331 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	185	185
Paid-in capital	86,785	85,543
Retained earnings	173,685	168,726
Deferred compensation obligation	175	—
Accumulated other comprehensive income	(6,894)	(720)

	253,936	253,734
Less: Unearned compensation and ESOP	(2,416)	(874)
Treasury stock	(175)	—

Total shareholders’ equity	251,345	252,860

Total liabilities and shareholders’ equity	$1,039,474	$783,335

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net Income	$7,040	$10,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,844	14,156
Unrealized loss on derivatives	14,317	—
Minority interest	(1,656)	4,503
Deferred income taxes	3,543	2,541
Dry hole and unproved leasehold expense	2,439	1,682
Other	1,600	1,050
Changes in operating assets and liabilities:
Accounts receivable	(5,378)	3,973
Other current assets	851	(4,355)
Accounts payable and accrued expenses	(9,096)	(10,277)
Other assets and liabilities	1,347	1,129

Net cash provided by operating activities	30,851	24,544

Cash flows from investing activities
Acquisitions, net of cash acquired	(204,984)	—
Additions to property and equipment	(37,586)	(15,515)
Proceeds from sale of properties	9,766	378
Other	—	150

Net cash used in investing activities	(232,804)	(14,987)

Cash flows from financing activities
Dividends paid	(2,081)	(2,051)
Distributions paid to minority interest holders of PVR	(5,788)	(5,428)
Proceeds from PVR’s common unit offering	125,185	—
Proceeds from borrowings of the Company	17,000	—
Repayments of borrowings of the Company	(15,000)	(9,000)
Proceeds from borrowings of PVR	211,800	—
Repayments of borrowings of PVR	(131,500)	—
Payments for debt issuance costs	(2,039)	—
Issuance of stock and other	497	1,940

Net cash provided by (used in) financing activities	198,074	(14,539)

Net decrease in cash and cash equivalents	(3,879)	(4,982)
Cash and cash equivalents – beginning of period	25,471	18,008

Cash and cash equivalents – end of period	$21,592	$13,026

Supplemental disclosures
Cash paid during the periods for:
Interest (net of amounts capitalized)	$3,331	$2,859
Income taxes	$—	$307
Noncash investing and financing activities
Issuance of PVR units for acquisition	$—	$1,060

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

March 31, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Penn Virginia Corporation (“Penn Virginia,” “PVA,” the “Company,” “we” or “our”), all wholly-owned subsidiaries of the Company, and Penn Virginia Resource Partners, L.P. (the “Partnership” or “PVR”) of which we indirectly own the sole two percent general partner interest and an approximately 37 percent limited partner interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2004. Please refer to such Form 10-K for further discussion of those policies. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain reclassifications have been made to conform to the current period’s presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting polices are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2004, except as discussed below. Please refer to such Form 10-K for a further discussion of those policies.

Natural Gas Midstream Revenues

Revenues from the sale of natural gas liquids (“NGLs”) and residue gas is recognized when the NGLs and residue gas produced at PVR’s gas processing plants are sold. Gathering and transportation revenues are recognized based upon actual volumes delivered. Because it takes time to gather information from various purchasers and measurement locations and to calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold. Since the settlement process may take up to 30 days following the month of actual production, PVR’s financial results include estimates of production and revenues for the period of actual production. Any differences, which are not expected to be significant, between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized.

Goodwill

We had approximately $8.0 million of goodwill at March 31, 2005, based on the preliminary purchase price allocation for the Cantera Acquisition (as defined in Note 3) in March 2005. This amount may change based on the final purchase price allocation. The goodwill has been allocated to the midstream segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill will be assessed at least annually for impairment. We intend to test goodwill for impairment during the fourth quarter of our fiscal year.

Intangibles

Intangible assets at March 31, 2005, included $35.5 million for customer contracts and relationships and $4.6 million for rights of way. These amounts may change based on the final purchase price allocation as described in Note 3. Customer contracts and relationships are amortized on a straight-line basis over the expected useful lives of the individual contracts and relationships, which do not exceed 15 years. Rights of way are amortized on a straight-line basis over a period of 15 years. Total intangible amortization was approximately $0.4 million during the quarter ended March 31, 2005. There were no intangible assets or related amortization in 2004. As of March 31, 2005, accumulated amortization of intangible assets was $0.4 million.

Aggregate amortization expense for the year ending December 31, 2005, is estimated to be approximately $4.1 million. The following table summarizes our estimated aggregate amortization expense for the next five years (in thousands):

2006	$4,859
2007	3,960
2008	3,339
2009	3,072
2010	2,859
Thereafter	17,863

Total	$35,952

3. ACQUISITION OF NATURAL GAS MIDSTREAM BUSINESS

On March 3, 2005, PVR completed the acquisition (the “Cantera Acquisition”) of Cantera Gas Resources, LLC (“Cantera”), a midstream gas gathering and processing company with primary locations in the mid-continent area of Oklahoma and the panhandle of Texas. The midstream business operates as PVR Midstream LLC, a subsidiary of Penn Virginia Operating Co. LLC, which is a wholly owned subsidiary of the Partnership. As a result of the Cantera Acquisition, PVR owns and operates a significant set of midstream assets that includes approximately 3,400 miles of gas gathering pipelines and three natural gas processing facilities, which have 160 million cubic feet per day (MMcfd) of total capacity. The midstream business derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. The Partnership believes the Cantera Acquisition will establish a platform for future growth in the natural gas midstream sector and will diversify its cash flows into another long-lived asset base. The results of operations of PVR Midstream LLC since March 3, 2005, the closing date of the Cantera Acquisition, are included in the accompanying consolidated statements of income.

Total cash paid for the Cantera Acquisition was approximately $196 million, which PVR funded with a $110 million term loan and with borrowings under the Partnership’s revolving credit facility. The purchase price allocation for the Cantera Acquisition has not been finalized because PVR is still in the process of settling various post-closing adjustments with the seller and obtaining final appraisals of assets acquired and liabilities assumed. PVR used proceeds of $127.7 million, including a $2.5 million contribution from the general partner, from PVR’s sale of common units in a subsequent public offering in March 2005 to repay the term loan in full and to reduce outstanding indebtedness under its revolving credit facility. The total purchase price was allocated to the assets purchased and the liabilities assumed in the Cantera Acquisition based upon preliminary fair values on the date of acquisition, as follows (in thousands):

Cash consideration paid for Cantera	$200,303
Plus: Acquisition costs *	2,740

Total purchase price	203,043
Less: Cash acquired	(5,378)

Total purchase price, net of cash acquired	$197,665

Current assets acquired	$39,148
Property and equipment acquired	145,448
Other assets acquired	645
Liabilities assumed	(35,586)
Intangible assets	40,052
Goodwill	7,958

Total purchase price, net of cash acquired	$197,665

*	Includes $2 million in acquisition costs incurred but not paid as of March 31, 2005.

The preliminary purchase price allocation includes approximately $8.0 million of goodwill. The significant factors that contributed to the recognition of goodwill include entering into the natural gas midstream business and the ability to acquire an established business with an assembled workforce. Under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but rather is tested for impairment at least annually. Accordingly, the unaudited pro forma financial information presented below does not include amortization of the goodwill recorded in the acquisition.

The preliminary purchase price allocation includes approximately $40.1 million of intangible assets that are primarily associated with assumed customer contracts, customer relationships and rights of way. These intangible assets are being amortized over periods of up to 15 years, the period in which benefits are derived from the contracts and relationships assumed, and will be reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Cantera Acquisition, the closing of PVR’s amended credit facility and the public offering of PVR’s common units had occurred on January 1 of the reported period. The pro forma information includes primarily adjustments for depreciation of acquired property and equipment, amortization of intangibles, interest expense for acquisition debt and the change in weighted average common units resulting from the public offering. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had these transactions been effected on the assumed date.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share data)
Revenues	$106,574	$71,979
Net income	$7,131	$9,827
Net income per share, basic	$0.39	$0.54
Net income per share, diluted	$0.38	$0.54

4. SALE OF TEXAS PROPERTIES

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

5. STOCK-BASED COMPENSATION

We have stock compensation plans that allow, among other grants, incentive and nonqualified stock options to be granted to key employees and officers and nonqualified stock options to be granted to directors. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee options (in thousands, except per share data).

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$7,040	$10,142
Add: Stock-based employee compensation expense included in reported net income related to restricted units and director compensation, net of related tax effects	198	68
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(345)	(237)

Pro forma net income	$6,893	$9,973

Earnings per share
Basic – as reported	$0.38	$0.56
Basic – pro forma	$0.37	$0.55
Diluted – as reported	$0.38	$0.55
Diluted – pro forma	$0.37	$0.54

6. ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of such assets.

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

Below is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations as of March 31, 2005 (in thousands).

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$3,756	$3,389
Liabilities incurred in the current period	110	81
Liabilities settled in the current period	(137)	(2)
Accretion expense	60	53

Balance at end of period	$3,789	$3,521

7. HEDGING ACTIVITIES

Commodity Cash Flow Hedges

Oil and Gas Segment. The fair values of our oil and gas hedging instruments are determined based on third party forward price quotes for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices as of March 31, 2005. The following table sets forth our positions as of March 31, 2005:

	Average Volume Per Day	Weighted Average Price Collars		Estimated Fair Value
		Floor	Ceiling
	(in Mmbtus)	(per Mmbtu)		(in thousands)
Natural gas hedging positions
Second Quarter 2005
Costless Collars	30,330	$5.48	$7.53	$(1,518)
Third Quarter 2005
Costless Collars	30,000	$5.60	$7.59	(2,291)
Fourth Quarter 2005
Costless Collars	29,000	$5.76	$8.68	(1,674)
First Quarter 2006
Costless Collars	20,689	$5.73	$9.41	(1,419)
Second Quarter 2006
Costless Collars	11,648	$5.14	$10.04	(37)

	(in Bbls)	(per Bbl)

Crude oil hedging positions
Second Quarter 2005
Costless Collars	200	$42.00	$47.75	(207)
Third Quarter 2005
Costless Collars	200	$42.00	$47.75	(185)
Fourth Quarter 2005
Costless Collars	200	$42.00	$47.75	(180)
First Quarter 2006 (January and February only)
Costless Collars	200	$42.00	$47.75	(109)

Total				$(7,620)

Based upon our assessment of our derivative contracts designated as cash flow hedges at March 31, 2005, we reported (i) a net hedging liability of approximately $7.6 million, (ii) a loss in accumulated other comprehensive income of $5.0 million, net of a related income tax benefit of $2.6 million and (iii) an unrealized loss on derivatives of $0.4 million for hedge ineffectiveness. In connection with monthly settlements, we recognized net hedging losses in natural gas and oil revenues of $0.3 million for the three months ended March 31, 2005. Based upon future oil and natural gas prices as of March 31, 2005, $7.6 million of hedging losses are expected to be realized within the next 12 months. The amounts that we ultimately realize will vary due to changes in the fair value of the open derivative contracts prior to settlement. We recognized net hedging losses of $1.2 million for the three months ended March 31, 2004.

Natural Gas Midstream Segment. When PVR agreed to acquire the midstream business from Cantera, one of its objectives was to support the economics of that acquisition. This objective was achieved by entering into pre-closing commodity price hedging agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in an increase in the market value of those hedging agreements before they qualified for hedge accounting. This change in market value resulted in a $13.9 million non-cash charge to earnings for the unrealized loss on derivatives. Subsequent to the Cantera Acquisition, PVR evaluated the effectiveness of the derivative contracts in relation to the underlying commodities and designated the contracts as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon qualifying for hedge accounting, changes in the derivative contracts’ market value are accounted for as other comprehensive income or loss to the extent they are effective rather than a direct impact on net income. SFAS No. 133 requires the Partnership to continue to measure the effectiveness of the derivative contracts in relation to the underlying commodity being hedged, and it will be required to record the ineffective portion of the contracts in net income for the respective period. Cash settlements with the counterparties to the hedging agreements will occur monthly in the future over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period. Several derivative contracts for ethane, propane, crude oil and natural gas entered into subsequent to the Cantera Acquisition have been designated as cash flow hedges.

The fair values of PVR’s hedging instruments are determined based on third party forward price quotes for the respective commodities as of March 31, 2005. The following table sets forth PVR’s positions as of March 31, 2005:

	Average Volume Per Day		Weighted Average Price		Estimated Fair Value (in thousands)
Ethane Swaps	(in gallons	)	(per gallon	)	$(4,360)
Second Quarter 2005 through Fourth Quarter 2006	68,880		$0.4770
First Quarter 2007 through Fourth Quarter 2007	34,440		$0.5050
First Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700

Propane Swaps	(in gallons	)	(per gallon	)	(5,771)
Second Quarter 2005 through Fourth Quarter 2006	52,080		$0.7060
First Quarter 2007 through Fourth Quarter 2007	26,040		$0.7550
First Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175

Crude Oil Swaps	(in Bbls	)	(per Bbl	)	(8,271)
Second Quarter 2005 through Fourth Quarter 2006	1,100		$44.45
First Quarter 2007 through Fourth Quarter 2007	560		$50.80
First Quarter 2008 through Fourth Quarter 2008	560		$49.27

Natural Gas Swaps	(in MMbtu	)	(per MMbtu	)	1,740
Second Quarter 2005 through Fourth Quarter 2008	4,000		$6.9675

					$(16,662)

Based upon the assessment of derivative contracts designated as cash flow hedges at March 31, 2005, PVR reported (i) a net hedging liability related to the natural gas midstream segment of approximately $16.7 million and (ii) a loss in accumulated other comprehensive income of $1.8 million, net of a related income tax benefit of $0.9 million. Because all hedged volumes relate to April 1, 2005, and later periods, PVR had no monthly settlements and recognized no net hedging losses in natural gas midstream revenues, during the three months ended March 31, 2005 and 2004. Based upon future commodity prices as of March 31, 2005, $9.4 million of natural gas midstream hedging losses are expected to be realized within the next 12 months. The amounts that are ultimately realized will vary due to changes in the fair value of the open derivative contracts prior to settlement.

In May 2005, PVR entered into another contract to hedge 3,500 MMbtu per day of natural gas at $7.15 per MMbtu in the form of a fixed price swap for third quarter 2005 through fourth quarter 2006.

Interest Rate Swap

In connection with its senior unsecured notes, PVR entered into an interest rate swap agreement with an original notional amount of $30 million to hedge a portion of the fair value of those notes. The notional amount decreases by one-third of each principal payment. Under the terms of the interest rate swap agreement, the counterparty pays a fixed rate of 5.77 percent on the notional amount and receives a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent. Settlements on the swap are recorded as interest expense. In conjunction with the closing of the Cantera Acquisition on March 3, 2005, PVR entered into an amendment in which it agreed to a 0.25 percent increase in the fixed interest rate on the notes, from 5.77 percent to 6.02 percent. At March 31, 2005, the notional amount was $29.0 million. This swap was designated as a fair value hedge because it has been determined that it is highly effective in mitigating the change in fair value of the hedged portion of the notes, and it has been reflected as a decrease in long-term debt of approximately $1.4 million as of March 31, 2005.

8. LONG-TERM DEBT

At March 31, 2005, and December 31, 2004, long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Penn Virginia revolving credit facility	$78,000	$76,000
PVR revolving credit facility	111,800	30,000
PVR senior unsecured notes*	85,632	87,726

	275,432	193,726
Less: Current maturities	(6,496)	(4,800)

	$268,936	$188,926

*	Includes negative fair value adjustments of $1.4 million as of March 31, 2005, and $0.8 million as of December 31, 2004, related to interest rate swap designated as a fair value hedge.

Concurrent with the closing of the Cantera Acquisition, Penn Virginia Operating Co., LLC, the parent of PVR Midstream LLC and a subsidiary of the Partnership, entered into a new unsecured $260 million, five-year credit agreement. The new credit agreement consists of a $150 million revolving credit facility and a $110 million term loan. The term loan and a portion of the revolving credit facility were used to fund the Cantera Acquisition and to repay borrowings under PVR’s previous credit facility. The revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. PVR has a one-time option under the revolving credit facility to increase the facility by up to $100 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders.

Proceeds of $125.2 million received from a subsequent public offering of 2,511,842 of PVR’s common units in March 2005 were used to repay the $110 million term loan and a portion of the amount outstanding under the revolving credit facility. The term loan cannot be re-borrowed.

The interest rate under the credit agreement will fluctuate based on the Partnership’s ratio of total indebtedness to EBITDA. At PVR’s option, interest shall be payable at a base rate plus an applicable margin ranging up to 1.00 percent or a rate derived from the London Interbank Offering Rate plus an applicable margin ranging from 1.00 percent to 2.00 percent.

In conjunction with the closing of the Cantera Acquisition, Penn Virginia Operating Co., LLC also amended its senior unsecured notes to allow PVR to enter the natural gas midstream business and to increase certain covenant coverage ratios, including the debt to EBITDA test. In exchange for this amendment, PVR agreed to a 0.25 percent increase in the fixed interest rate on the notes, from 5.77 percent to 6.02 percent. The amendment to the notes also requires that the Partnership obtain an annual confirmation of its credit rating, with a 1.00 percent increase in the interest rate payable on the notes in the event the Partnership’s credit rating falls below investment grade. On March 15, 2005, PVR’s investment grade credit rating was confirmed by Dominion Bond Rating Services.

9. COMMITMENTS AND CONTINGENCIES

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on our financial position, liquidity or operations.

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

In accordance with SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, the following table provides the components of net periodic benefit costs for the respective plans shown for the three months ended March 31, 2005 and 2004 (in thousands):

	Pension		Post-retirement Healthcare
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$—	$—	$7	$6
Interest cost	32	37	65	71
Amortization of prior service cost	1	1	22	22
Amortization of transitional obligation	1	1	—	—
Recognized actuarial (gain) loss	8	5	13	11

Net periodic benefit cost	$42	$44	$107	$110

Contributions paid to the pension and post-retirement healthcare plans during the three months ended March 31, 2005, were $0.2 million. We expect to contribute a total of approximately $0.7 million to our pension and other postretirement benefit plans during 2005.

11. EARNINGS PER SHARE

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$7,040	$10,142

Weighted average shares, basic	18,490	18,168
Effect of dilutive securities:
Stock options	204	184

Weighted average shares, diluted	18,694	18,352

Net income per share, basic	$0.38	$0.56

Net income per share, diluted	$0.38	$0.55

12. STOCK SPLIT AND CHANGE IN PAR VALUE

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

13. COMPREHENSIVE INCOME

Comprehensive income represents changes in equity during the reporting period, including net income and charges directly to equity which are excluded from net income. For the three months ended March 31, 2005 and 2004, the components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$7,040	$10,142
Unrealized holding losses on hedging activities, net of tax	(6,618)	(2,073)
Reclassification adjustment for hedging activities, net of tax	196	830

Comprehensive income	$618	$8,899

14. SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and other senior officials. This group routinely reviews and makes operating and resource allocation decisions among our oil and gas operations, PVR’s coal royalty, land leasing and coal services operations and PVR’s recently acquired natural gas midstream operations. Accordingly, our reportable segments are as follows:

Oil and Gas – crude oil and natural gas exploration, development and production.

Coal Royalty, Land Leasing and Coal Services (the “PVR Coal” segment) – the leasing of mineral interests and subsequent collection of royalties, the providing of fee-based coal handling, transportation and processing infrastructure facilities, and the development and harvesting of timber.

Natural Gas Midstream (the “PVR Midstream” segment) – gas processing, gathering and other related services.

Corporate and Other – primarily represents corporate functions.

In our annual report on Form 10-K for the year ended December 31, 2004, we reported three segments – oil and gas, coal, and corporate and other. As a result of the Cantera Acquisition, we added the natural gas midstream segment. The following segment information for the three months ended March 31, 2004, has been restated to conform to the current period’s presentation. Following is a summary of certain financial information relating to our segments:

	Oil and Gas	PVR Coal	PVR Midstream *	Corporate and Other	Consolidated
	(in thousands)
For the three months ended March 31, 2005:
Revenues	$41,746	$19,812	$26,378	$274	$88,210
Cost of gas purchased	—	—	21,837	—	21,837
Operating costs and expenses	15,428	3,663	1,311	2,423	22,825
Depreciation, depletion and amortization	10,668	3,855	1,224	97	15,844

Operating income (loss)	$15,650	$12,294	$2,006	$(2,246)	27,704

Interest expense					(3,378)
Interest income and other					319
Unrealized loss on derivatives					(14,317)

Income before minority interest and taxes					$10,328

Total assets	$497,134	$290,017	$241,865	$10,458	$1,039,474
Additions to property and equipment	$37,289	$38	$251	$8	$37,586

	Oil and Gas	PVR Coal	PVR Midstream *	Corporate and Other	Consolidated
	(in thousands)
For the three months ended March 31, 2004:
Revenues	$37,481	$17,963	$—	$182	$55,626
Operating costs and expenses	13,111	4,006	—	1,999	19,116
Depreciation, depletion and amortization	9,282	4,769	—	105	14,156

Operating income (loss)	$15,088	$9,188	$—	$(1,922)	22,354

Interest expense					(1,390)
Interest income					274

Income before minority interest and taxes					$21,238

Total assets	$418,262	$258,360	$—	$4,044	$680,666
Additions to property and equipment**	$15,079	$1,464	$—	$32	$16,575

*	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.
**	Coal segment includes noncash expenditures of $1.1 million.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued the final revised version of SFAS No. 123R, Share-Based Payment, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. We expect to adopt SFAS No. 123R and SAB No. 107 on January 1, 2006. At that time, we will begin to recognize compensation expense for new grants as well as the unvested portion of then outstanding options. Expense will be recognized over the requisite vesting period. We are currently assessing the effect of SFAS No. 123R on our financial statements.

In March 2005, the FASB released Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which provides guidance for applying SFAS No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). We expect no change to our results of operations or financial position as a result of implementing FIN 47.

In April 2005, the FASB issued FASB Staff Position No. FAS 19-1 (the “FSP”) to amend the guidance for suspended well costs in SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The FSP addresses circumstances that permit the continued capitalization of exploratory well costs beyond one year. Essentially, exploratory drilling costs may continue to be capitalized beyond one year if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The FSP is effective for the first reporting period beginning after April 4, 2005, or our third quarter beginning July 1, 2005. We do not expect the adoption of the FSP to have a material effect on future results of operations or financial position.

16. SUBSEQUENT EVENTS

In April 2005, PVR acquired approximately 13 million tons of coal reserves for $15 million (the “Alloy Acquisition”). The reserves, located on approximately 8,300 acres in the Central Appalachian region of West Virginia, will be produced from deep and surface mines with production anticipated to start in late 2005. Revenues will be earned initially from transportation-related fees on coal mined from an adjacent property, followed by royalty revenues as the mines commence production. The seller will remain on the property as the lessee and operator. The acquisition was funded with long-term debt under PVR’s revolving credit facility.

On May 3, 2005, our Board of Directors declared a quarterly dividend of $0.1125 per share payable June 2, 2005, to shareholders of record May 19, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of financial condition and results of operations of Penn Virginia Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

Penn Virginia Corporation (“Penn Virginia,” “PVA,” the “Company,” “we” or “our”) is an independent energy company that is engaged in three primary business segments. Our oil and gas segment explores for, develops, produces and sells crude oil, condensate and natural gas primarily in the eastern and Gulf Coast onshore areas of the United States. Our coal royalty, land leasing and coal services segment and natural gas midstream segment operate through our 39 percent ownership in Penn Virginia Resource Partners, L.P. (the “Partnership” or “PVR”). Penn Virginia and PVR are both publicly traded on the New York Stock Exchange under the symbols PVA and PVR, respectively. Due to our control of the general partner of PVR, the financial results of the Partnership are included in our consolidated financial statements. However, PVR functions with a capital structure that is independent of the Company, consisting of its own debt instruments and publicly traded common units. The following diagram depicts our ownership of PVR and our segments:

As a result of our ownership in the Partnership, we receive cash payments from PVR in the form of quarterly cash distributions. We received approximately $4.6 million and $4.2 million of cash distributions during the three months ended March 31, 2005 and 2004, respectively. As a result of our ownership of 100 percent of PVR’s general partner, we also own the rights, referred to as incentive distribution rights, to receive an increasing percentage of quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. PVR achieved such a level of distribution in the first quarter of 2005. Accordingly, when PVR paid its quarterly distribution of $0.5625 per unit in February 2005, the amount in excess of $0.55 per unit was paid 85 percent to all units, pro rata, and 15 percent to the general partner.

We are committed to increasing value to our shareholders by conducting a balanced program of investment in our three business segments. In the oil and gas segment, we expect to continue to execute a program combining relatively low risk, moderate return development drilling in Appalachia, Mississippi and east Texas and north Louisiana with higher risk, higher return exploration and development drilling in the onshore Gulf Coast, supplemented periodically with acquisitions. In addition to our continuing conventional development program, we have continued to expand our presence in unconventional plays by developing coalbed methane (“CBM”) gas reserves in Appalachia. By employing horizontal drilling techniques, we expect to continue to increase the value from the CBM-prospective properties we own. We are committed to expanding our oil and gas reserves and production primarily by using our ability to generate exploratory prospects and development drilling programs internally.

Oil and gas segment capital expenditures for 2005 are expected to be approximately $160 to $170 million. The increase in anticipated 2005 capital expenditures from our original capital expenditures budget of $146 million is primarily due to increased expenditures to expand the Company’s Cotton Valley program in east Texas and north Louisiana, the horizontal CBM program in Appalachia and the Selma Chalk program in Mississippi. Borrowings under our credit facility were $78 million of $150 million available as of March 31, 2005, and we expect to fund our 2005 capital expenditures with a combination of internal cash flow and credit facility borrowings.

In the coal royalty, land leasing and coal services segment, PVR continually evaluates acquisition opportunities that are accretive to cash available for distribution to PVR unitholders, of which we are the largest single unitholder. These opportunities include, but are not limited to, acquiring additional coal properties and reserves, acquiring or constructing assets for coal services which would provide a fee-based revenue stream.

As described below, during the first quarter of 2005, PVR entered the natural gas midstream business with its Cantera Acquisition, purchasing a natural gas midstream gathering and processing company with primary locations in the mid-continent area of Oklahoma and the panhandle of Texas,

Acquisitions

Cantera Acquisition – PVR Midstream Segment

On March 3, 2005, PVR completed the acquisition (the “Cantera Acquisition”) of Cantera Gas Resources LLC (“Cantera”) for total cash consideration of approximately $196 million, which PVR funded with a $110 million term loan and with borrowings under its revolving credit facility. The purchase price allocation for the Cantera Acquisition has not been finalized because PVR is still in the process of settling various post-closing adjustments with the seller and obtaining final appraisals of assets acquired and liabilities assumed. PVR used the proceeds from its sale of common units in a subsequent public offering in March 2005 to repay the term loan in full and to reduce outstanding indebtedness under its revolving credit facility. See Note 3 in the Notes to Consolidated Financial Statements for pro forma financial information.

As a result of the Cantera Acquisition, PVR owns and operates a significant set of midstream assets that includes approximately 3,400 miles of gas gathering pipelines and three natural gas processing facilities, which have 160 million cubic feet per day (MMcfd) of total capacity. PVR’s midstream business derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also acquired Cantera’s natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems, such as Enogex and ONEOK, and at market hubs accessed by various interstate pipelines. We believe the Cantera Acquisition will establish a platform for future growth in the natural gas midstream sector and will diversify PVR’s cash flows into another long-lived asset base. In addition, we expect the Cantera Acquisition to be accretive to distributable cash flow on a per unit basis.

The following table sets forth information regarding PVR’s midstream assets:

Asset	Type	Approximate Length (Miles)	Approximate Wells Connected	Processing Capacity (Mmcfd)(1)	Year Ended December 31, 2004
					Average Plant Throughput (Mmcfd)		Utilization of Processing Capacity (%)
Beaver/Perryton System	Gathering pipelines and processing facility	1,160	664	100	80.9		80.9%

Crescent System	Gathering pipelines and processing facility	1,670	804	40	19.3		48.3%

Hamlin System	Gathering pipelines and processing facility	515	857	20	5.1		25.5%

Arkoma System	Gathering pipelines	78	56	—	16.9	(2)(3)	—

(1)	Many capacity values are based on current operating configurations and could be increased through additional compression, increased delivery meter capacity and/or other facility upgrades.
(2)	Gathering only volumes.
(3)	Reported in MMBtu.

The natural gas midstream industry is the link between the exploration and production of natural gas and the delivery of its components to end-use markets. It consists of natural gas gathering, dehydration, compression, treating, processing and transportation and natural gas liquid (“NGL”) fractionation and transportation. The midstream industry is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells. Of the services illustrated in the following diagram, PVR provides natural gas gathering, dehydration, compression, processing, transportation and related services to its customers.

These services are described below:

•	Natural Gas Gathering. The natural gas gathering process begins with the drilling of wells into gas bearing rock formations. Once a well has been completed, it is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems that collect natural gas from the wells and transport it to larger pipelines.

•	Natural Gas Compression. Gathering systems are designed to maximize the total throughput from all connected wells. Specifically, lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to gathering systems and continue to produce for longer periods of time. As the pressure of a well declines, it becomes more difficult to deliver its production into a higher pressure gathering system. Field compression is typically used to lower the pressure of a gathering system.

•	Natural Gas Dehydration. Some produced natural gas is saturated with water, which must be removed because the combination of natural gas and water can form ice that can plug the pipeline gathering and transportation system. Water in a natural gas stream can also cause corrosion when combined with carbon dioxide or hydrogen sulfide in natural gas and condensed water in the pipeline can raise pipeline pressure. To avoid these potential issues and to meet downstream pipeline and end-user gas quality standards, natural gas is dehydrated to remove the excess water.

•	Natural Gas Treating. PVR does not currently treat natural gas. Natural gas has a varied composition depending on the field, the formation and the reservoir from which it is produced. Natural gas from certain formations can be high in carbon dioxide, hydrogen sulfide or certain other contaminants. Treating plants remove contaminants from natural gas to ensure that it meets pipeline quality specifications.

•	Natural Gas Processing. Some natural gas production does not meet pipeline quality specifications or is not suitable for commercial use and must be processed to remove the NGLs. In addition, some natural gas, while not required to be processed, can be processed to take advantage of favorable processing margins.

•	Natural Gas Fractionation. PVR does not own or operate fractionation facilities. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane and natural gasoline. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Isobutane is primarily used to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient in synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

•	Natural Gas Transportation. Natural gas transportation pipelines receive natural gas from gathering systems and other mainline transportation pipelines and deliver the natural gas to industrial end-users, utilities and other pipelines.

PVR continually seeks new supplies of natural gas to both offset the natural declines in production from the wells currently connected to its systems and to increase throughput volume. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

The ability to offer natural gas producers competitive gathering and processing arrangements and subsequent reliable service is fundamental to obtaining and keeping gas supplies for our gathering systems. The primary concerns of the producer are:

•	the pressure maintained on the system at the point of receipt;

•	the relative volumes of gas consumed as fuel and lost;

•	the gathering/processing fees charged;

•	the timeliness of well connects;

•	the customer service orientation of the gatherer/processor; and

•	the reliability of the field services provided.

PVR experiences competition in all of its midstream markets based on the producer concerns listed above. PVR’s competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, process, transport and market natural gas.

Coal River Acquisition – PVR Coal Segment

In March 2005, PVR acquired lease rights to approximately 36 million tons of undeveloped coal reserves and royalty interests in 73 producing oil and natural gas wells for $9.3 million (the “Coal River Acquisition”). The coal reserves are located adjacent to the Bull Creek tract on PVR’s Coal River property in southern West Virginia. The oil and gas wells are located in eastern Kentucky and southwestern Virginia. The acquisition was funded with long-term debt under PVR’s existing credit facility.

The coal reserves are predominantly low sulfur and high BTU content; development will occur in conjunction with our Bull Creek reserves and loadout facility that was placed into service in 2004. The oil and gas property contains approximately 2.8 billion cubic feet equivalent of net proved oil and gas reserves and current net production of approximately 166 million cubic feet equivalent on an annualized basis.

Alloy Acquisition – PVR Coal Segment

In April 2005, PVR acquired fee ownership of approximately 13 million tons of coal reserves for $15 million (the “Alloy Acquisition”). The reserves, located on approximately 8,300 acres in the Central Appalachian region of West Virginia, will be produced from deep and surface mines with production anticipated to start in late 2005. Revenues will be earned initially from transportation-related fees on coal mined from an adjacent property, followed by royalty revenues as the mines commence production. The seller will remain on the property as the lessee and operator. The acquisition was funded with long-term debt under PVR’s revolving credit facility.

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

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. The Partnership’s estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively.

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

Natural Gas Midstream Revenues. Revenue from the sale of NGLs and residue gas is recognized when the NGLs and residue gas produced at PVR’s gas processing plants are sold. Gathering and transportation revenue is recognized based upon actual volumes delivered. Due to the time involved in gathering information from various purchasers and measurement locations and calculating volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold, and our financial results include estimates of production and revenues for the period of actual production. Any differences, which are not expected to be significant, between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized.

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

Oil and Gas Properties. We use the successful efforts method to account for our oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals, exploration costs, geological, geophysical and seismic costs and exploratory dry-hole costs are expensed as incurred. Pursuant to SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Reporting Companies, costs of drilling exploratory wells are initially capitalized and later charged to expense if upon determination the wells do not justify commercial development. Occasionally, it may be determined that oil and gas reserves were discovered when as exploratory well is drilled, but classification of those reserves as proved cannot be made when drilling is completed. If classification of proved reserves cannot be made in an area requiring a major capital expenditure, the cost of drilling the exploratory well is carried as an asset provided that (a) there have been sufficient reserves found to justify completion as a producing well if the required capital expenditure is made and (b) further well completion work needs to be performed or additional exploratory wells need to be drilled and those activities are either underway or firmly planned for the near future. If either of these two criteria is not met, exploratory well costs are expensed. For all other exploratory wells, costs of exploratory wells are expensed if the reserves cannot be classified as proved after one year following the completion of drilling.

A portion of the carrying value of the Company’s oil and gas properties is attributable to unproved properties. At March 31, 2005, the costs attributable to unproved properties were approximately $64.7 million. These costs are not currently being depreciated or depleted. As exploration work progresses and the reserves on these properties are proven, capitalized costs of the properties will be subject to depreciation and depletion. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work will be expensed. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results.

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

Results of Operations

Selected Financial Data – Consolidated

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenues	$88,210	$55,626
Operating expenses	$60,506	$33,272
Operating income	$27,704	$22,354
Net income	$7,040	$10,142
Earnings per share, basic	$0.38	$0.56
Earnings per share, diluted	$0.38	$0.55
Cash flows provided by operating activities	$30,851	$24,544

Net income for the Company totaled $7.0 million for the first quarter of 2005, a decrease of 31 percent from the first quarter of 2004. The decrease in net income was primarily attributable to a one-time $3.6 million non-cash charge to earnings, after taxes and minority interest, for an unrealized loss on derivatives.

Oil and Gas Segment

In our oil and gas segment, we explore for, develop and produce and sell crude oil, condensate and natural gas primarily in the eastern and Gulf Coast onshore regions of the United States. Our revenues, profitability and future rate of growth are highly dependent on the prevailing prices for oil and natural gas, which are affected by numerous factors that are generally beyond the Company’s control. Crude oil prices are generally determined by global supply and demand. Natural gas prices are influenced by national and regional supply and demand. A substantial or extended decline in the prices of oil or natural gas could have a material adverse effect on our revenues, profitability and cash flow and could, under certain circumstances, result in an impairment of our oil and natural gas properties. Our future profitability and growth is also highly dependent on the results of our exploratory and development drilling programs.

Operations and Financial Summary – Oil and Gas Segment

	Three Months Ended March 31,		%	Three Months Ended March 31,
	2005	2004	Change	2005	2004
	(in thousands, except as noted)			(per MMcfe)*
Production
Natural gas (MMcf)	5,915	5,759	3%
Oil and condensate (Mbbls)	85	116	(27)%
Total production (MMcfe)	6,425	6,455	—

Revenues
Natural gas
Revenue received for production	$38,312	$34,982	10%	$6.48	$6.07
Effect of hedging activities	(52)	(1,018)	(95)%	(0.01)	(0.17)

Net revenue realized	38,260	33,964	13%	6.47	5.90

Oil and condensate
Revenue received for production	3,663	3,748	(2)%	43.09	32.31
Effect of hedging activities	(250)	(260)	(4)%	(2.94)	(2.24)

Net revenue realized	3,413	3,488	(2)%	40.15	30.07
Other income	73	29	152%

Total revenues	41,746	37,481	11%	6.50	5.81

Expenses
Operating	3,122	2,945	6%	0.49	0.46
Taxes other than income	2,814	2,812	—	0.44	0.44
General and administrative	1,833	1,794	2%	0.29	0.28

Production costs	7,769	7,551	3%	1.22	1.18
Exploration	7,659	5,560	38%	1.19	0.86
Depreciation, depletion and amortization	10,668	9,282	15%	1.66	1.44

Total expenses	26,096	22,393	17%	4.07	3.48

Operating income	15,650	15,088	4%	$2.43	$2.33

Unrealized loss on derivatives	(381)	—	—

Contribution to income from operations before income taxes	$15,269	$15,088	1%

*	Natural gas revenues are shown per million cubic feet (“Mcf”), oil and condensate revenues are shown per barrel (“Bbl”), and all other amounts are shown per Mcfe.

Production. In comparing the first quarter of 2005 with the first quarter of 2004, an increase in new drilling in the first quarter of 2005, including from the horizontal CBM project in Appalachia and the Cotton Valley play in east Texas and north Louisiana, was offset by the first quarter 2005 sale of oil and gas properties in West Texas and normal field decline.

Revenues. Increased realized prices for natural gas accounted for approximately $3.4 million, or 79 percent, of the increase in natural gas revenues. Approximately 92 percent of our first quarter 2005 production was natural gas, for which the average realized price received was $6.47 per Mcf compared with $5.90 per Mcf in the first quarter of 2004, a ten percent increase. The average realized oil price received was $40.15 per barrel for the first quarter of 2005, up 34 percent from $30.07 per barrel in the first quarter of 2004. This price increase for crude oil was offset by a decline in oil production for the first quarter of 2005 compared to the first quarter of 2004 due to the sale of oil and gas properties in West Texas and normal field decline.

Due to the volatility of crude oil and natural gas prices, we hedge the price received for certain sales volumes through the use of swaps and costless collars in accordance with our hedging policy. Gains and losses from hedging activities are included in revenues when the hedged production occurs. In the first quarter of 2005, approximately 42 percent of our natural gas was hedged using costless collars at an average floor price of $4.94 per MMbtu and ceiling price of $7.16 per MMbtu. We also hedged approximately 27 percent of our crude oil production using fixed price swaps with an average price of $30.13 that expired in January 2005 and costless collars with an average floor price of $42.00 per barrel and ceiling price of $47.75. We recognized a loss on settled hedging activities of $0.3 million in the first quarter of 2005, compared with a loss of $1.2 million in the first quarter of 2004.

Operating Expenses. The oil and gas segment’s aggregate operating costs and expenses in the first quarter of 2005 increased primarily due to higher exploration expenses and higher depreciation, depletion and amortization (“DD&A”) expense.

Exploration expenses for the three months ended March 31, 2005 and 2004, consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Dry hole costs	$2,170	$423
Seismic	4,860	3,795
Unproved leasehold write-offs	269	1,259
Other	360	83

Total	$7,659	$5,560

Exploration expenses increased primarily due to higher dry hole costs for unsuccessful exploratory wells and the purchase of seismic data. These increases were partially offset by a decrease in unproved leasehold write-offs relating to expired lease options. In the first quarter of 2005, we wrote off two exploratory wells that had been under evaluation as well as the lower interval of another exploratory well.

As a percentage of revenues, taxes other than income decreased from 7.5 percent in the first quarter of 2004 to 6.7 percent in the first quarter of 2005. The decrease is primarily due to a change in legal entity status in Texas that resulted in our Texas operations being exempt from state franchise tax.

Oil and gas DD&A increased as a result of higher average depletion rates, which increased from $1.44 per Mcfe in the first quarter of 2004 to $1.66 per Mcfe in the first quarter of 2005. The increase in the weighted average DD&A rate was the result of a greater percentage of production coming from relatively higher cost horizontal CBM wells and depreciation on new pipeline infrastructure placed in service during the fourth quarter of 2004.

PVR Coal Segment

The PVR coal segment includes PVR’s coal reserves, its timber assets and its other land assets. The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders’ interest reflected as a minority interest.

The Partnership enters into leases with various third-party operators for the right to mine coal reserves on the Partnership’s properties in exchange for royalty payments. The Partnership does not operate any mines. Approximately 83 percent of the Partnership’s coal royalty revenues for the first quarter of 2005 and 79 percent of its coal royalty revenues for the first quarter of 2004 were derived from coal mined on the Partnership’s properties and sold by its lessees under leases providing for royalty rates per ton leased on the higher of a percentage of the gross sales price or a fixed price per ton of coal, with pre-established minimum monthly or annual rental payments. The balance of the Partnership’s coal royalty revenues for the first quarter of 2005 and the first quarter of 2004 was derived from coal mined on two of the Partnership’s properties under leases containing fixed royalty rates per ton of coal mined and sold. The royalty rates under those leases escalate annually, with pre-established minimum monthly payments. In addition to coal royalty revenues, the Partnership generates coal services revenues from fees charged to lessees for the use of coal preparation and transloading facilities. The Partnership also generates revenues from the sale of standing timber on its properties.

Coal royalties are impacted by several factors that PVR generally cannot control. The number of tons mined annually is determined by an operator’s mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user. The possibility exists that new legislation or regulations may be adopted which may have a significant impact on the mining operations of the Partnership’s lessees or their customers’ ability to use coal and which may require PVR, its lessees or its lessee’s customers to change operations significantly or incur substantial costs.

Operations and Financial Summary – PVR Coal Segment

	Three Months Ended March 31,
	2005	2004	% Change
	(in thousands, except as noted)
Revenues
Coal royalties	$18,053	$16,860	7%
Coal services	1,270	784	62%
Timber	219	153	43%
Other	270	166	63%

Total revenues	19,812	17,963	10%

Expenses
Operating	1,032	1,749	(41)%
Taxes other than income	278	284	(2)%
General and administrative	2,353	1,973	19%

Operating expenses before non-cash charges	3,663	4,006	(9)%
Depreciation, depletion and amortization	3,855	4,769	(19)%

Total expenses	7,518	8,775	(14)%

Contribution to income from operations before income taxes	12,294	9,188	34%

Production
Royalty coal tons produced by lessees (thousands)	6,715	7,953	(16)%

Prices
Royalty per ton	$2.69	$2.12	27%

Revenues. Coal royalty revenues increased due to higher royalties per ton despite a decrease in production. Average royalties per ton increased to $2.69 in the first quarter of 2005 from $2.12 in the comparable 2004 period. The increase in the average royalties per ton was primarily due to stronger market conditions for coal and the resulting higher coal prices. Production decreased by 16 percent primarily as a result of the factors discussed below.

•	Production on the Coal River property decreased by 0.5 million tons, and revenues decreased by $0.4 million. One lessee moved its longwall mining to an adjacent property from one of PVR’s subleased properties during the first quarter of 2005, which resulted in a decrease of 0.8 million tons of coal production, or $2.3 million in revenues. Partially offsetting this decrease was an increase at the West Coal River property where operations commenced in third quarter 2003, and production has steadily increased, contributing an additional 0.2 million tons, or $0.7 million of revenue, in the first quarter of 2005 compared to the first quarter of 2004. Increased demand also fueled a coal sales price increase in the region, which in turn resulted in a 24 percent increase in the average gross royalty per ton on the Coal River property, from $2.51 per ton in the first quarter of 2004 to $3.11 per ton in the first quarter of 2005.

•	Production on the Wise property decreased by 0.2 million tons primarily as a result of the termination of a surface mine by one lessee and adverse mining conditions. Despite this production decrease, revenues increased by $1.4 million, primarily due to an increase in the average royalty rate received from PVR’s lessees. Increased coal sales prices fueled by stronger demand in the region resulted in higher price realizations by lessees. This caused a 34 percent increase in the average gross royalty per ton from $2.47 per ton in the first quarter of 2004 to $3.32 per ton in the first quarter of 2005..

•	Production on the Spruce Laurel property remained consistent from first quarter 2004 to first quarter 2005, with a decrease in production at one mine due to adverse mining conditions being offset by production from a new mine in first quarter 2005. Revenues increased by $0.5 million, primarily due to increased coal sales prices fueled by a stronger demand in the region. The higher royalty rates received from PVR’s lessees resulted in a 35 percent increase in the average gross royalty per ton on the Spruce Laurel property, from $2.46 per ton in the first quarter of 2004 to $3.32 per ton in the first quarter of 2005.

•	Production on the Northern Appalachian properties decreased by 0.2 million tons, and revenues decreased by $0.1 million, due to timing of sales. Lessees continue to mine coal, but that coal is being placed in inventory rather than being sold.

•	Production on the New Mexico property decreased by 0.3 million tons, and revenues decreased by $0.3 million, due to the inability of PVR’s coal lessee’s customer to receive shipments because of an operating problem at its power generation facility.

Coal services revenues increased primarily as a result of equity earnings from the coal handling joint venture acquired by PVA in July 2004 and start-up operations at the West Coal River and Bull Creek facilities in July 2003 and February 2004, respectively.

Operating Costs and Expenses. The decrease in aggregate operating costs and expenses primarily relates to decreases in operating expenses and DD&A, which were partially offset by an increase in general and administrative expenses.

Operating expenses decreased due to a decrease in royalty expense resulting from decreased production on the subleased portion of the Coal River property as previously described in the “Revenues” paragraphs above.

The increase in general and administrative expenses was primarily attributable to increased payroll costs allocated to the Partnership by the general partner.

DD&A expense decreased primarily as a result of lower production.

PVR Midstream Segment

PVR purchased its natural gas midstream business on March 3, 2005. The results of operations of the PVR midstream segment since that date are included in the operations and financial summary table below.

The PVR midstream segment derives revenues primarily from gas processing and gas purchase contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. Revenues, profitability and future rate of growth of the PVR midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

Operations and Financial Summary – PVR Midstream Segment

	Three Months Ended March 31, 2005 *
	Amount	(per Mcf)
	(in thousands)
Revenues
Residue gas	$17,040	$4.36
Natural gas liquids	8,275	2.12
Gathering and transportation fees	963	0.25
Marketing revenue, net	100	0.02

Total revenues	26,378	6.75

Operating costs and expenses
Cost of gas purchased	21,837	5.59
Operating	795	0.20
Taxes other than income	104	0.03
General and administrative	412	0.11
Depreciation and amortization	1,224	0.31

Total operating expenses	24,372	6.24

Operating income	2,006	$0.51

Unrealized loss on derivatives	(13,936)

Contribution to income from operations before minority interest and income taxes	$(11,930)

Operating Statistics
Plant inlet volumes (MMcf)	3,907
Midstream processing margin	$4,441	$1.14

*	Represents the results of operations of the PVR midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.

Revenues. Revenues for the first quarter of 2005 included residue gas sold from processing plants after NGLs have been removed, NGLs sold after being removed from inlet plant volumes received, condensate collected and sold, gathering and other fees primarily from volumes connected to the gas processing plants and the purchase and resale of natural gas not connected to the gathering systems and processing plants.

Average realized sales prices were $6.73 per Mcf in the first quarter of 2005. Natural gas plant inlet volumes at PVR’s three gas processing plants were approximately 3.9 billion cubic feet (Bcf) during March.

Operating Costs and Expenses. Operating costs and expenses primarily consist of the cost of gas purchased and also include operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Cost of gas purchased for the first quarter of 2005 consisted of amounts payable to third-party producers for gas purchased under percentage of proceeds and keep-whole contracts. The average purchase price for gas in the first quarter of 2005 was $5.59 per Mcf. The midstream processing margin, consisting of midstream revenues minus marketing revenues and the cost of gas purchased, was $4.4 million, or $1.14 per Mcf of plant inlet gas, in March 2005.

Operating expenses are costs directly associated with the operations of the natural gas midstream segment and include direct labor and supervision, property insurance, repair and maintenance expenses, measurement and utilities. These costs are generally fixed across broad volume ranges. The fuel expense to operate pipelines and plants is more variable in nature and is sensitive to changes in volume and commodity prices; however, a large portion of the fuel cost is generally borne by PVR’s producers.

General and administrative expenses consist of PVR’s costs to manage the midstream assets as well as integration costs.

Depreciation and amortization expense for the three months ended March 31, 2005, included $0.4 million in amortization of intangibles recognized with the Cantera Acquisition and $0.8 million of depreciation on property, plant and equipment.

The non-cash unrealized loss on derivatives represents the change in the market value of derivative contracts between the time PVR entered into the contracts in January 2005 and the time they qualified for hedge accounting after closing the Cantera Acquisition in March 2005. When PVR agreed to acquire its midstream business from Cantera, one of its objectives was to support the economics of that acquisition. PVR achieved this objective by entering into pre-closing commodity price hedging agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in an increase in the market value of those hedging agreements before they qualified for hedge accounting. This change in market value resulted in a non-cash charge to earnings for the unrealized loss on derivatives. Upon qualifying for hedge accounting, changes in the derivative contracts’ market value are accounted for as other comprehensive income or loss to the extent the hedges are effective rather than a direct effect on net income. Cash settlements with the counterparties to the hedging agreements will occur monthly in the future over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period.

Corporate and Other Segment

The corporate and other segment primarily consists of oversight and administrative functions.

Operations and Financial Summary – Corporate and Other Segment

	Three Months Ended March 31,
	2005	2004
	(in thousands, except as noted)
Revenues
Other	$274	$182

Total revenues	274	182
Expenses
Operating	150	150
Exploration	—	—
Taxes other than income	151	(66)
General and administrative	2,122	1,915

Operating expenses before non-cash charges	2,423	1,999
Depreciation, depletion and amortization	97	105

Total expenses	2,520	2,104

Operating loss	(2,246)	(1,922)
Interest expense	(3,378)	(1,390)
Interest income and other	319	274

Contribution to income from operations before income taxes	$(5,305)	$(3,038)

Other revenues increased to $0.3 million in the first quarter of 2005 from $0.2 million in the first quarter of 2004 due to increased rail rental income.

Taxes other than income increased to $0.2 million in the first quarter of 2005 from $(0.1) million in the first quarter of 2004 due to a franchise tax true-up in the first quarter of 2004.

General and administrative (G&A) expenses increased due to expenses related to compliance with the Sarbanes-Oxley Act of 2002 and a general increase in staffing levels.

Interest expense increased primarily due to interest incurred on additional borrowings on PVR’s revolving credit facility and a new term loan in March 2005 to finance the Cantera Acquisition. Eighty-three percent and 100 percent of PVA’s direct credit facility interest costs were capitalized during the first quarters of 2005 and 2004, respectively, because the borrowings funded the preparation of unproved properties for their intended use. We capitalized interest costs amounting to $0.6 million and $0.4 million in the quarters ended March 31, 2005 and 2004, respectively.

Capital Resources and Liquidity

Although results are consolidated for financial reporting, the Company and PVR operate with independent capital structures. The Company and PVR have separate credit facilities, and neither entity guarantees the debt of the other. Since PVR’s inception in 2001, with the exception of cash distributions received by the Company from PVR, the cash needs of each entity have been met independently with a combination of operating cash flows, credit facility borrowings and issuance of new partnership units. We expect that our cash needs and the cash needs of PVR will continue to be met independently of each other with a combination of these funding sources. Below are summarized cash flow statements for the first quarter of 2005 and 2004 consolidating the oil and gas segment (and corporate) and PVR’s coal and midstream segments.

For the three months ended March 31, 2005 (in thousands)
	Oil and Gas & Corporate	PVR Coal and PVR Midstream	Consolidated
Cash flows from operating activities:
Net income contribution	$7,519	$(2,471)	$7,040
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	23,029	19,934	36,087
Net change in operating assets and liabilities	(5,922)	(6,018)	(12,276)

Net cash provided by operating activities	24,626	11,445	30,851

Cash flows from investing activities:
Proceeds from the sale of property and equipment	9,714	52	9,766
Additions to property and equipment	(42,517)	(289)	(37,586)
Acquisitions, net of cash acquired	—	(204,984)	(204,984)

Net cash used in investing activities	(32,803)	(205,221)	(232,804)

Cash flows from financing activities:
PVA dividends paid	(2,081)	—	(2,081)
PVR distributions received/(paid)	4,623	(10,411)	(5,788)
PVA debt proceeds, net of repayments	2,000	—	2,000
PVR debt proceeds, net of repayments	—	80,300	80,300
Proceeds received from (paid for) the issuance of partners’ capital	(2,545)	127,730	125,185
Other	497	(2,039)	(1,542)

Net cash provided by (used in) financing activities	2,494	(195,580)	198,074

Net increase, (decrease) in cash and cash equivalents	(5,683)	1,804	(3,879)
Cash and cash equivalents—beginning of period	4,474	20,997	25,471

Cash and cash equivalents—end of period	$(1,209)	$22,801	$21,592

For the three months ended March 31, 2004 (in thousands)
	Oil and Gas & Corporate	PVR Coal	Consolidated
Cash flows from operating activities:
Net income contribution	$7,946	$2,196	$10,142
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	14,537	9,395	23,932
Net change in operating assets and liabilities	(8,210)	(1,320)	(9,530)

Net cash provided by operating activities	14,273	10,271	24,544

Cash flows from investing activities:
Additions to property and equipment	(15,111)	(404)	(15,515)
Other	359	169	528

Net cash used in investing activities	(14,752)	(235)	(14,987)

Cash flows from financing activities:
PVA dividends paid	(2,051)	—	(2,051)
PVR distributions received/(paid)	4,248	(9,676)	(5,428)
PVA debt proceeds, net of repayments	(9,000)	—	(9,000)
Other	1,940	—	1,940

Net cash provided by (used in) financing activities	(4,863)	(9,676)	(14,539)

Net increase, (decrease) in cash and cash equivalents	(5,342)	360	(4,982)
Cash and cash equivalents—beginning of period	8,942	9,066	18,008

Cash and cash equivalents—end of period	$3,600	$9,426	$13,026

Except where noted, the following discussion of cash flows and contractual obligations relates to consolidated results of the Company.

Cash Flows from Operating Activities

The oil and gas and corporate segments’ net cash provided by operations increased primarily due to increased prices received for natural gas and crude oil. We used cash from operating activities during both years to help fund the respective year’s capital expenditures. Cash provided by operations of the coal royalty and land management segment increased primarily due to an increase in average royalties per ton resulting from higher coal sales prices. PVR’s acquisition of its natural gas midstream segment was accretive to operating cash flows in the first quarter of 2005.

Cash Flows from Investing Activities

During the first quarter of 2005 and the first quarter of 2004, we used cash primarily for capital expenditures for oil and gas development and exploration activities and acquisitions of oil and gas properties as well as the acquisition of seismic data. During the first quarter of 2005, PVR acquired Cantera for approximately $196 million, net of cash acquired, and a coal property and oil and gas royalty interests for $9.3 million.

Capital expenditures totaled $249.9 million for the three months ended March 31, 2005, compared with $21.7 million during the same period in 2004. The following table sets forth capital expenditures by segment, made during the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Oil and gas
Development drilling	$24,595	$11,892
Exploration drilling	7,317	1,675
Seismic	4,902	3,795
Lease acquisition and other	4,153	1,351
Pipeline, gathering, facilities	3,628	1,483

Total	44,595	20,196

Coal royalty and land management
Lease acquisitions *	9,333	1,060
Support equipment and facilities	—	404
Other property and equipment expenditures	38	—

Total	9,371	1,464

Natural gas midstream
Acquisitions, net of cash acquired	195,651	—
Other property and equipment expenditures	251	—

Total	195,902	—

Other	8	32

Total capital expenditures	$249,876	$21,692

*	Amount in 2004 includes noncash expenditure of $1.1 million to acquire additional reserves on PVR’s northern Appalachia properties in exchange for equity issued in the form of PVR common and Class B units.

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

Oil and gas segment capital expenditures for 2005 are expected to be approximately $160 to $170 million. The increase in anticipated 2005 capital expenditures from our original capital expenditures budget of $146 million is primarily due to increased expenditures to expand the Company’s Cotton Valley program in east Texas and north Louisiana, the horizontal CBM program in Appalachia and the Selma Chalk program in Mississippi. Borrowings under our credit facility were $78 million out of $150 million available as of March 31, 2005, and we expect to fund our 2005 capital expenditures with a combination of internal cash flow and credit facility borrowings.

During the first quarter of 2005, PVR made capital expenditures of approximately $9 million for the Coal River Acquisition and $196 million for the Cantera Acquisition. Both acquisitions were initially funded using credit facility borrowings. Funding of the Cantera Acquisition is further described in the following section, “Cash Flows from Financing Activities.”

Cash Flows from Financing Activities

Consolidated net cash provided by financing activities was $198.1 million for the three months ended March 31, 2005, compared with $14.5 million used in financing activities for the same period in 2004. PVR had borrowings, net of repayments, of $80.3 million in the first quarter of 2005 to finance the Cantera Acquisition, compared to no net PVR borrowings in the first quarter of 2004. During the three months ended March 31, 2005, we borrowed $2 million on our credit facility, net of repayments. During the three months ended March 31, 2004, $9 million of borrowings under PVA’s credit facility were repaid. PVR received proceeds of $125.2 million, net of a $2.5 million contribution by the general partner, from the sale of its common units in a public offering which was completed in March 2005. In the three months ended March 31, 2005 and 2004, we received $4.6 million and $4.2 million of cash distributions, respectively, from PVR. These distributions were primarily used for capital expenditure needs. In March 2005, PVR announced a $0.62 per unit quarterly distribution payable May 13, 2005, to unitholders of record on May 3, 2005.

As of March 31, 2005, we had outstanding borrowings of $78 million under our revolving credit facility which has an initial commitment of $150 million and which can be expanded at our option to our current approved borrowing base of $200 million. We also have a five million dollar line of credit, which had no borrowings against it as of March 31, 2005. The line of credit is effective through June 2005 and is renewable annually in June. The financial covenants in our credit agreements require us to maintain certain levels of debt-to-earnings and dividend limitation restrictions. We are currently in compliance with all of our covenants.

As of March 31, 2005, PVR had outstanding borrowings of $197.4 million, consisting of $111.8 million borrowed under its revolving credit facility and $87 million of senior unsecured notes (the “Notes”), partially offset by $1.4 million fair value of the interest rate swap described below. The current portion of the Notes as of March 31, 2005, was $6.5 million.

In connection with the Notes, PVR entered into an interest rate swap agreement with an original notional amount of $30 million to hedge a portion of the fair value of the Notes. The notional amount decreases by one-third of each principal payment. Under the terms of the interest rate swap agreement, the counterparty pays a fixed rate of 5.77 percent on the notional amount and receives a variable rate equal to the floating interest rate which will be determined semi-annually and will be based on the six month London Interbank Offering Rate plus 2.36 percent. Settlements on the swap are recorded as interest expense. In conjunction with the closing of the Cantera acquisition on March 3, 2005, PVR entered into an amendment in which it agreed to a 0.25 percent increase in the fixed interest rate on the Notes, from 5.77 percent to 6.02 percent. At March 31, 2005, the notional amount was $29 million. This swap was designated as a fair value hedge because it has been determined that it is highly effective, and it has been reflected as a decrease in long-term debt of approximately $1.4 million as of March 31, 2005.

Concurrent with the closing of the Cantera Acquisition, PVR entered into a new unsecured $260 million, five-year credit agreement. The new credit agreement consists of a $150 million revolving credit facility and a $110 million term loan. The term loan and a portion of the revolving credit facility were used to fund the Cantera Acquisition and to repay borrowings under PVR’s previous credit facility. The revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. PVR has a one-time option under the revolving credit facility to increase the facility by up to $100 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders. Proceeds received from the March 2005 public offering of PVR common units were used to repay the $110 million term loan and a portion of the amount outstanding under the revolving credit facility. The term loan cannot be re-borrowed.

Future Capital Needs and Commitments. In 2005, we anticipate making total capital expenditures in oil and gas segment, excluding acquisitions, of approximately $160 to $170 million. These expenditures are expected to be funded primarily by operating cash flow. Additional funding will be provided as needed from our revolving credit facility, under which we had $72 million of borrowing capacity as of March 31, 2005.

In the coal and natural gas midstream segments, PVR anticipates making total capital expenditures, excluding acquisitions, of approximately $5 million primarily for midstream system expansion projects. Part of PVR’s strategy is to make acquisitions which increase cash available for distribution to its unitholders. PVR’s ability to make these acquisitions in the future will depend in part on the availability of debt financing and on its ability to periodically use equity financing through the issuance of new units.

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

Recent Accounting Pronouncements

See Note 15 in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. At March 31, 2005, we had $78 million of long-term debt borrowed against our credit facility. The credit facility matures in December 2007 and is governed by a borrowing base calculation that is re-determined semi-annually. We have the option to elect interest at (i) LIBOR plus a Eurodollar margin ranging from 1.25 to 2.00 percent, based on the percentage of the borrowing base outstanding or (ii) the greater of the prime rate or federal funds rate plus a margin ranging from 0.30 to 0.50 percent. As a result, our 2005 interest costs will fluctuate based on short-term interest rates relating to the PVA credit facility.

As of March 31, 2005, $87 million of PVR’s borrowings were financed with debt which has a fixed interest rate throughout its term. In connection with this financing, PVR executed an interest rate derivative transaction to effectively convert the interest rate on one-third of the amount financed from a fixed rate of 6.02 percent to a floating rate of LIBOR plus 2.36 percent. The interest rate swap has been accounted for as a fair value hedge in compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138.

Price Risk Management. Our price risk management program permits the utilization of derivative financial instruments (such as futures, forwards, option contracts and swaps) to mitigate the price risks associated with fluctuations in natural gas and crude oil prices as they relate to our anticipated production. These financial instruments are designated as cash flow hedges and accounted for in accordance with SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 139. The derivative financial instruments are placed with major financial institutions that we believe are of minimum credit risk. The fair value of our price risk management assets are significantly affected by energy price fluctuations. See the discussion and table in Note 7, “Hedging Activities,” to our consolidated financial statements for a description of our hedging program and a listing of open hedging contracts and their fair value as of March 31, 2005.

When PVR agreed to acquire the midstream business from Cantera, one of its objectives was to support the economics of that acquisition. This objective was achieved by entering into pre-closing commodity price hedging agreements covering approximately 75 percent of the net volume of NGLs expected to be sold from April 2005 through December 2006. Rising commodity prices resulted in an increase in the market value of those hedging agreements before they qualified for hedge accounting. This change in market value resulted in a $13.9 million non-cash charge to earnings for the unrealized loss on derivatives. Subsequent to the Cantera Acquisition, PVR evaluated the effectiveness of the derivative contracts in relation to the underlying commodities and designated the contracts as cash flow hedges in accordance with SFAS No. 133. Upon qualifying for hedge accounting, changes in the derivative contracts’ market value are accounted for as other comprehensive income or loss to the extent they are effective rather than a direct impact on net income. SFAS No. 133 requires the Partnership to continue to measure the effectiveness of the derivative contracts in relation to the underlying commodity being hedged, and it will be required to record the ineffective portion of the contracts in net income for the respective period. Cash settlements with the counterparties to the hedging agreements will occur monthly in the future over the life of the agreements, with PVR receiving a correspondingly higher or lower amount for the physical sale of the commodity over the same period. Several derivative contracts for ethane, propane, crude oil and natural gas entered into subsequent to the Cantera Acquisition have been designated as cash flow hedges. See Note 7 of the Notes to Consolidated Financial Statements for a description of PVR’s hedging program and a listing of open hedging contracts and their fair value.

Forward-Looking Statements

Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, the Company and its representatives may from time to time make other oral or written statements which are also forward-looking statements. These statements use forward-looking words such as “may,” “will,” “anticipate,” “believe,” “expect,” “project” or other similar words. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition or state other “forward looking” information.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and the documents we have incorporated by reference. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions including, but not limited, to the following:

•	the cost of finding and successfully developing oil and gas reserves;

•	our ability to acquire new oil and gas reserves and the price for which such reserves can be acquired;

•	energy prices generally and the specific and relative prices of crude oil, natural gas, NGLs and coal;

•	the volatility of commodity prices for crude oil, natural gas, NGLs and coal;

•	the projected supply of and demand for crude oil, natural gas, NGLs and coal;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production;

•	availability of required drilling rigs, materials and equipment;

•	non-performance by third party operators in wells in which we own an interest;

•	competition among producers in the oil and natural gas, coal and natural gas midstream industries generally;

•	the extent to which the amount and quality of actual production of our oil and natural gas or PVR’s coal differs from estimated recoverable proved oil and gas reserves and coal reserves;

•	PVR’s ability to make cash distributions;

•	hazards or operating risks incidental to our business and to PVR’s coal or midstream business;

•	PVR’s ability to integrate and manage its new midstream business;

•	PVR’s ability to continually find and contract for new sources of natural gas supply for its midstream business;

•	PVR’s ability to retain its existing or acquire new midstream customers;

•	PVR’s ability to acquire new coal reserves and the price for which such reserves can be acquired;

•	PVR’s ability to lease new and existing coal reserves;

•	the ability of PVR’s lessees to produce sufficient quantities of coal on an economic basis from PVR’s reserves;

•	unanticipated geological problems;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	the failure of equipment or processes to operate in accordance with specifications or expectations;

•	delays in anticipated start-up dates of our oil and natural gas production and PVR’s lessees’ mining operations;

•	environmental risks affecting the drilling and producing of oil and gas wells, the mining of coal reserves or the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by us and by PVR or PVR’s lessees;

•	the risks associated with having or not having price risk management programs;

•	labor relations and costs;

•	accidents;

•	changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;

•	risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions (including the impact of potential terrorist attacks);

•	the experience and financial condition of PVR’s coal lessees and midstream customers;

•	changes in financial market conditions; and

•	other risk factors as detailed in the our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

(b) Changes in Internal Controls Over Financial Reporting.

We have put into place the following control to remediate the material weakness reported on our Form 10-K for the year ended December 31, 2004, which occurred in connection with a non-routine sale of property (a “non-routine transaction”) entered into by the Company. To remediate this deficiency, our accounting staff now reviews the key terms of each non-routine transaction, and documents in a memorandum (i) all such key terms, (ii) our analysis of and research relating to the accounting issues involved in such transaction and (iii) our conclusion as to the accounting treatment and financial statement disclosure of such transaction. This memorandum is reviewed by our Controller and Chief Financial Officer prior to the recording of any ledger entries relating to such transaction.

We are in the process of integrating the newly acquired natural gas midstream business into our existing internal control structure.

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

PENN VIRGINIA CORPORATION

Date: May 9, 2005	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and
Chief Financial Officer

Date: May 9, 2005	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and
Principal Accounting Officer