Form 10-K/A
period 2005-12-31
PENN VIRGINIA CORP
filed 2006-04-19
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Yes ☐	No ☒

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

EXPLANATORY NOTE

          We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that was originally filed on March 16, 2006 (the “Original Filing”) to amend the cover page of the Original Filing and Part IV, Item 15, on page 102 of the Original Filing as disclosed herein.  In our Current Report on Form 8-K filed on February 6, 2006 announcing that Merrill A. Miller was elected to our Board of Directors (the “Board”), we inadvertently failed to disclose that, in connection with Mr. Miller’s election, we amended our Bylaws to increase the size of the Board from nine to ten members.  We subsequently filed a Current Report on Form 8-K on April 5, 2006 to disclose the amendment to our Bylaws and to file a copy of our amended Bylaws.  The cover page of the Original Filing is being amended to reflect that, at the time of the Original Filing, we had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.  Item 15 of the Original Filing is being amended to incorporate by reference such amended Bylaws.

          The following documents are filed as exhibits to this report:

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

          This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date.  All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

(3.4)	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3(ii) to Registrant’s Report on Form 8-K filed on April 5, 2006).

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

PENN VIRGINIA CORPORATION

	By:	/s/ FRANK A. PICI

April 19, 2006		Frank A. Pici
Executive Vice President and Chief Financial Officer

	By:	/s/ FORREST W. MCNAIR

April 19, 2006		Forrest W. McNair
Vice President and Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ ROBERT GARRETT		April 19, 2006
Chairman of the Board and Director
(Robert Garrett)

/S/ JOE N. AVERETT, JR.		April 19, 2006
Director
(Joe N. Averett, Jr.)

/S/ EDWARD B. CLOUES, II		April 19, 2006
Director
(Edward B. Cloues, II)

/S/ A. JAMES DEARLOVE		April 19, 2006
Director and President and Chief Executive Officer
(A. James Dearlove)

/S/ KEITH D. HORTON		April 19, 2006
Director and Executive Vice President
(Keith D. Horton)

/S/ STEVEN W. KRABLIN		April 19, 2006
Director
(Steven W. Krablin)

/S/ Merrill A. Miller, Jr.		April 19, 2006
Director
(M errill A. Miller, Jr.)

/S/ MARSHA R. PERELMAN		April 19, 2006
Director
(Marsha R. Perelman)

/S/ PHILIPPE VAN MARCKE DE LUMMEN		April 19, 2006
Director
(Philippe van Marcke de Lummen)

/S/ GARY K. WRIGHT		April 19, 2006
Director
(Gary K. Wright)