Form 10-Q
period 2008-09-30
PENN VIRGINIA CORP
filed 2008-11-06
CIK 77159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 5, 2008, 41,841,263 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Natural gas	$101,911	$65,310	$295,636	$193,961
Crude oil	13,764	6,299	37,442	14,985
Natural gas liquids	10,481	1,290	18,887	3,458
Natural gas midstream	184,914	100,370	494,260	310,095
Coal royalties	33,308	24,426	88,911	73,455
Gain on the sale of property and equipment	31,279	12,312	31,335	12,436
Other	9,955	5,751	28,690	16,036

Total revenues	385,612	215,758	995,161	624,426

Expenses
Cost of midstream gas purchased	155,564	76,192	408,247	251,000
Operating	23,437	17,602	66,653	47,557
Exploration	8,346	12,873	19,765	23,610
Taxes other than income	7,671	5,156	23,325	15,995
General and administrative	18,289	16,439	55,006	46,539
Impairment of oil and gas properties	—	2,405	—	2,405
Depreciation, depletion and amortization	49,978	33,207	133,481	89,823

Total expenses	263,285	163,874	706,477	476,929

Operating income	122,327	51,884	288,684	147,497

Other income (expense)
Interest expense	(11,938)	(10,843)	(31,600)	(25,878)
Other	(4,088)	576	(782)	2,536
Derivatives	125,132	(4,455)	(4,387)	(22,068)

Income before minority interest and income taxes	231,433	37,162	251,915	102,087
Minority interest	28,276	9,135	52,252	27,659
Income tax expense	79,419	10,913	75,792	29,033

Net income	$123,738	$17,114	$123,871	$45,395

Net income per share, basic	$2.95	$0.45	$2.96	$1.20

Net income per share, diluted	$2.90	$0.45	$2.94	$1.19

Weighted average shares outstanding, basic	41,881	37,898	41,715	37,748
Weighted average shares outstanding, diluted	42,544	38,213	42,028	38,045

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — unaudited

(in thousands, except share data)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$19,007	$34,527
Accounts receivable	191,729	179,120
Deferred income taxes	2,002	16,273
Derivative assets	18,197	5,683
Other	20,238	8,469

Total current assets	251,173	244,072

Property and equipment
Oil and gas properties (successful efforts method)	1,963,136	1,525,728
Other property and equipment	1,051,126	859,380

	3,014,262	2,385,108
Accumulated depreciation, depletion and amortization	(614,808)	(486,094)

Net property and equipment	2,399,454	1,899,014
Equity investments	78,634	25,640
Goodwill	31,768	7,718
Intangibles, net	94,623	28,938
Derivative assets	6,019	310
Other assets	48,950	47,769

Total assets	$2,910,621	$2,253,461

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$46,431	$12,561
Accounts payable and accrued liabilities	209,674	205,127
Derivative liabilities	17,959	43,048
Income taxes payable	11,426	1,163

Total current liabilities	285,490	261,899

Other liabilities	55,761	54,169
Derivative liabilities	4,127	3,030
Deferred income taxes	267,187	193,950
Long-term debt of the Company	410,000	352,000
Long-term debt of PVR	558,100	399,153
Minority interests of subsidiaries	309,191	179,162
Shareholders’ equity
Preferred stock of $100 par value — 100,000 shares authorized; none issued	—	—
Common stock of $0.01 par value — 64,000,000 shares authorized; 41,870,477 and 41,408,497 shares issued and outstanding at September 30, 2008 and December 31, 2007	230	225
Paid-in capital	579,327	487,606
Retained earnings	449,057	332,223
Accumulated other comprehensive loss	(5,220)	(7,936)
Treasury stock — 90,308 and 77,924 shares common stock, at cost, on September 30, 2008 and December 31, 2007	(2,629)	(2,020)

Total shareholders’ equity	1,020,765	810,098

Total liabilities and shareholders’ equity	$2,910,621	$2,253,461

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$123,738	$17,114	$123,871	$45,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	49,978	33,207	133,481	89,823
Derivative contracts:
Total derivative losses (gains)	(123,628)	6,053	8,516	25,569
Cash received (paid) to settle derivatives	(19,755)	586	(46,740)	2,281
Deferred income taxes	62,050	9,218	61,545	21,902
Minority interest	28,276	9,135	52,252	27,659
Gain on the sale of property and equipment	(31,279)	(12,312)	(31,335)	(12,436)
Impairment of oil and gas properties	—	2,405	—	2,405
Dry hole and unproved leasehold expense	5,520	11,991	14,992	20,707
Other	2,622	1,523	1,504	2,918
Changes in operating assets and liabilities	(5,727)	(2,736)	(41,399)	(17,242)

Net cash provided by operating activities	91,795	76,184	276,687	208,981

Cash flows from investing activities
Acquisitions	(162,078)	(162,794)	(278,185)	(239,018)
Additions to property and equipment	(162,857)	(109,685)	(392,031)	(308,987)
Other	33,215	29,142	33,954	29,385

Net cash used in investing activities	(291,720)	(243,337)	(636,262)	(518,620)

Cash flows from financing activities
Dividends paid	(2,351)	(2,130)	(7,037)	(6,370)
Distributions paid to minority interest holders	(17,917)	(12,937)	(45,829)	(36,402)
Borrowings from bank indebtedness	46,431	—	46,431	—
Proceeds from Company borrowings	38,000	113,000	121,000	220,500
Repayments of Company borrowings	(63,000)	(27,000)	(63,000)	(27,000)
Proceeds from PVR borrowings	242,000	107,000	366,800	169,000
Repayments of PVR borrowings	(65,400)	(18,000)	(220,800)	(23,000)
Net proceeds from issuance of PVR partners’ capital	—	—	138,015	—
Other	(2,311)	(188)	8,475	7,376

Net cash provided by financing activities	175,452	159,745	344,055	304,104

Net decrease in cash and cash equivalents	(24,473)	(7,408)	(15,520)	(5,535)
Cash and cash equivalents — beginning of period	43,480	22,211	34,527	20,338

Cash and cash equivalents — end of period	$19,007	$14,803	$19,007	$14,803

Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$8,599	$13,630	$26,490	$28,397
Income taxes	$2,791	$162	$4,970	$464
Noncash investing activities: (see Note 4)
Issuance of PVR units for acquisition	$15,171	$—	$15,171	$—
PVG units given as consideration for acquisition	$68,021	$—	$68,021	$—
Other liabilities	$4,673	$—	$4,673	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — unaudited

September 30, 2008

1. Nature of Operations

Penn Virginia Corporation (“Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company primarily engaged in the exploration, development and production of natural gas and oil in various onshore U.S. regions including East Texas, the Mid-Continent, Appalachia, Mississippi and the Gulf Coast. We also indirectly own partner interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded limited partnership formed by us in 2001. Our ownership interests in PVR are held principally through our general partner and 77% limited partner interests in Penn Virginia GP Holdings, L.P. (“PVG”), a publicly traded limited partnership formed by us in 2006. As of September 30, 2008, PVG owned an approximately 37% limited partner interest in PVR and 100% of the general partner of PVR, which holds a 2% general partner interest in PVR.

We are engaged in three primary business segments: (i) oil and gas, (ii) coal and natural resource management and (iii) natural gas midstream. We directly operate our oil and gas segment. PVR operates our coal and natural resource management and natural gas midstream segments. Because we control the general partner of PVG, the financial results of PVG are included in our consolidated financial statements. Because PVG controls the general partner of PVR, the financial results of PVR are included in PVG’s condensed consolidated financial statements. However, PVG and PVR function with capital structures that are independent of each other and us, with each having publicly traded common units and PVR having its own debt instruments. PVG does not currently have any debt instruments.

2. Penn Virginia Resource Partners, L.P. and Penn Virginia GP Holdings, L.P.

PVR is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. PVR completed its initial public offering in October 2001. PVG derives its cash flow solely from cash distributions received from PVR. PVG completed its initial public offering in December 2006. PVG’s general partner is an indirect wholly owned subsidiary of ours.

PVR’s coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

PVR’s natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

3. Summary of Significant Accounting Policies

Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to such Form 10-K for a further discussion of those policies.

Basis of Presentation

Our consolidated financial statements include the accounts of Penn Virginia, all of our wholly owned subsidiaries and PVG, of which we indirectly owned the sole general partner and an approximately 77% limited partner interest as of September 30, 2008. PVG GP, LLC, our indirect wholly owned subsidiary, serves as PVG’s sole general partner and controls PVG. Because PVG controls the general partner of PVR, the financial results of PVR are included in PVG’s condensed consolidated financial statements.

Intercompany balances and transactions have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our consolidated financial statements have been included. These financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Gain on Sale of Subsidiary Units

We account for PVR equity issuances as sales of minority interest. For each PVR equity issuance, we have calculated a gain under SEC Staff Accounting Bulletin No. 51 (or Topic 5-H), Accounting for Sales of Stock by a Subsidiary (“SAB 51”). SAB 51 provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, SAB 51 allows registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we adopted a policy of recording SAB 51 gains and losses directly to shareholders’ equity. As a result of PVR’s unit offering in May 2008, we recognized gains in consolidated shareholders’ equity totaling $39.7 million. See Note 6 – PVR Unit Offering. In addition, we recognized a $36.8 million gain in consolidated shareholders’ equity, net of the related income taxes of $23.2 million, on the sale of PVG units to PVR. PVR subsequently delivered these units as consideration in its acquisition of Lone Star Gathering L.P. See Note 4 — Acquisitions.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which mandates that a noncontrolling (minority) interest shall be reported in the consolidated statement of financial position within equity, separately from the parent company’s equity. This statement amends ARB No. 51 and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity. SFAS No. 160 also requires consolidated net income to include amounts attributable to both the parent and noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently assessing the impact on our consolidated financial statements of adopting SFAS No. 160 effective January 1, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends SFAS No. 142, Goodwill and Other Intangible Assets. The pronouncement requires that companies estimating the useful life of a recognized intangible asset consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. Effective January 1, 2009, we will prospectively apply FSP FAS 142-3 to all intangible assets purchased.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This standard requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. FSP APB 14-1 requires that issuers of convertible debt separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented. Early adoption is prohibited. Effective January 1, 2009, the adoption of FSP APB 14-1 would include increased interest expense on a retroactive basis.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus with regard to Issue Number 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

(“EITF 07-5”). Derivative contracts on a company’s own stock may be accounted for as equity instruments, rather than as assets and liabilities, only if the derivative contracts are indexed solely to the company’s stock and can be settled in shares. EITF 07-5 addresses whether provisions that introduce adjustment features (including contingent adjustment features) would preclude treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. The EITF reached a consensus that contingent and other adjustment features are consistent with equity indexation if they are based on variables that would be inputs to a “plain vanilla” option or forward pricing model and they do not increase the contract’s exposure to those variables. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. It must initially be applied by recording a cumulative-effect adjustment to opening retained earnings at the date of adoption for the effect of EITF 07-5 on outstanding instruments. We expect no effect on retained earnings as a result of adopting EITF 07-5.

4. Acquisitions

In July 2008, PVR completed the acquisition of substantially all of the assets of Lone Star Gathering, L.P. (“Lone Star Acquisition”). Lone Star’s assets are located in the southern portion of the Fort Worth Basin of North Texas, and include approximately 129 miles of gas gathering pipelines and approximately 240,000 acres dedicated by active producers. The Lone Star Acquisition expands the geographic scope of the PVR natural gas midstream segment into the Barnett Shale play in the Fort Worth Basin. PVR acquired this business for approximately $164.3 million and a liability of $4.7 million, which represents the fair value of a $5.0 million guaranteed payment, plus contingent payments of $30.0 million and $25.0 million. Funding for the acquisition was provided by $80.7 million of borrowings under PVR’s revolving credit facility (the “PVR Revolver”), 2,009,995 PVG common units (which PVR purchased from two of our subsidiaries for $61.8 million) and 542,610 newly issued PVR common units. The contingent payments will be triggered if revenues from certain assets located in a defined geographic area reach certain targets by or before June 30, 2013 and will be funded in cash or PVR common units, at PVR’s election.

In April 2008, PVR acquired a 25% member interest in Thunder Creek Gas Services, LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin for $51.6 million in cash, after customary closing adjustments. PVR funded the acquisition with borrowings under the PVR Revolver. The entire member interest is recorded in equity investments on the consolidated balance sheet. This investment includes $37.3 million of fair value for the net assets acquired and $14.3 million of fair value paid in excess of PVR’s portion of the underlying equity in the net assets acquired related to customer contracts and related customer relations. This excess is being amortized to equity earnings over the life of the underlying contracts. The earnings are recorded in other revenues on our consolidated statements of income.

Based on our analysis of the fair value of these acquisitions, we did not deem either of these acquisitions to be material business combinations to our consolidated financial statements and, therefore, are not disclosing pro forma financial information in accordance with SFAS No. 141.

5. Sale of Oil and Gas Properties

In July 2008, we completed the sale of certain unproved oil and gas acreage in Louisiana for cash proceeds of $32.0 million and recognized a $30.5 million gain on that sale in the third quarter of 2008.

6. PVR Unit Offering

In May 2008, PVR issued to the public 5.15 million common units representing limited partner interests in PVR and received $138.0 million in net proceeds. PVG made contributions to PVR of $2.9 million to maintain its 2% general partner interest. PVR used the net proceeds to repay a portion of its borrowings under the PVR Revolver.

7. Fair Value Measurement of Financial Instruments

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), delays the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years and interim periods beginning after November 15, 2008. Examples of nonfinancial assets for which this FASB Staff Position delays application of SFAS No. 157 include business combinations, impairment and initial recognition of asset retirement obligations. We are currently assessing the impact on the financial statements of adopting FSP SFAS 157-2 effective January 1, 2009.

SFAS No. 157 requires fair value measurements to be classified and disclosed in one of the following three categories:

•

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 inputs generally provide the most reliable evidence of fair value.

•	Level 2: Quoted prices in markets that are not active or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 categories as of September 30, 2008 (in thousands):

Description	Fair Value Measurements, September 30, 2008	Fair Value Measurement at September 30, 2008, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$5,463	$5,463	$—	$—
Interest rate swap liability - current	(2,370)	—	(2,370)	—
Interest rate swap liability - noncurrent	(3,105)	—	(3,105)	—
Commodity derivative assets - current	18,197	—	18,197	—
Commodity derivative assets - noncurrent	6,019	—	6,019	—
Commodity derivative liability - current	(15,589)	—	(15,589)	—
Commodity derivative liability - noncurrent	(1,022)	—	(1,022)	—

Total	$7,593	$5,463	$2,130	$—

See Note 8 — Derivative Instruments, for the effects of these instruments on our consolidated statements of income.

We use the following methods and assumptions to estimate the fair values in the above table:

•	Trading securities: Our trading securities consist of various publicly traded equities. The fair values are based on quoted market prices, which are level 1 inputs.

•

Commodity derivative instruments: Our oil and gas commodity derivatives consist of costless collars, swaps and three-way option derivative contracts, while PVR utilizes costless collars, three-way collars and swap derivative contracts in its natural gas midstream segment. We determine the fair values of our oil and gas commodity derivative agreements based on third-party forward price quotes for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices. PVR determines the fair values of its commodity derivative agreements based on forward price quotes for the respective commodities. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. Each of these is a level 2 input. See Note 8 — Derivative Instruments.

•

Interest rate swaps: We have entered into interest rate swap agreements (the “Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under our revolving credit facility (the

“Revolver”). PVR has entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. We estimate the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. Each of these is a level 2 input. See Note 8 — Derivative Instruments.

8. Derivative Instruments

For commodity derivative instruments, we recognize changes in fair values in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (shareholders’ equity).

Oil and Gas Segment Commodity Derivatives

We utilize costless collars, swaps and three-way option derivative contracts to hedge against the variability in cash flows associated with forecasted sales of our future oil and gas production. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues from favorable price movements.

The counterparty to a costless collar contract is required to make a payment to us if the settlement price for any settlement period is below the floor price for such contract. We are required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such contract. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such contract. The counterparty to a swap contract is required to make a payment to us if the settlement price for any settlement period is less than the swap price for such contract, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract.

A three-way collar contract is a combination of options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that we will receive for the contracted commodity volumes. The purchased put establishes the minimum price that we will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (i.e., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

We determined the fair values of our oil and gas derivative agreements based on third-party forward price quotes for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices as of September 30, 2008, the credit risk of our counterparties and our own credit risk in accordance with SFAS No. 157. The following table sets forth our positions as of September 30, 2008:

	Average Volume Per Day	Weighted Average Price			Estimated Fair Value
		Additional Put Option	Floor	Ceiling
	(in MMBtus)	(per MMBtu)			(in thousands)
Natural Gas Costless Collars
Fourth Quarter 2008 (1)	10,000		$7.50	$9.10	$(2,220)

	(in MMBtus)	(per MMBtu)
Natural Gas Three-Way Collars
Fourth Quarter 2008	67,500	$5.89	$8.55	$11.26	3,050
First Quarter 2009	65,000	$6.00	$8.67	$11.68	5,830
Second Quarter 2009	40,000	$6.38	$8.75	$10.79	3,039
Third Quarter 2009	40,000	$6.38	$8.75	$10.79	2,303
Fourth Quarter 2009	30,000	$6.83	$9.50	$13.60	2,625
First Quarter 2010	30,000	$6.83	$9.50	$13.60	1,862

	(in MMBtus)	(per MMBtu)
Natural Gas Basis Swaps
Fourth Quarter 2008	15,000		$0.39		179

	(in barrels)	(per barrel)
Crude Oil Three-Way Collars
Fourth Quarter 2008	500	$80.00	$110.00	$179.00	547
First Quarter 2009	500	$80.00	$110.00	$179.00	576
Second Quarter 2009	500	$80.00	$110.00	$179.00	551
Third Quarter 2009	500	$80.00	$110.00	$179.00	517
Fourth Quarter 2009	500	$80.00	$110.00	$179.00	481

Oil and gas segment commodity derivatives - net asset					$19,340

(1)	This position expires in October 2008.

At September 30, 2008, we reported a net derivative asset related to the oil and gas commodity derivatives of $19.3 million. See the Adoption of SFAS No. 161 section below for the impact of the oil and gas commodity derivatives on our consolidated statements of income.

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes costless collars, three-way collars and swap derivative contracts to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of midstream gas purchased. PVR also utilizes swap derivative contracts to hedge against the variability in its “frac spread.” PVR’s frac spread is the spread between the purchase price for the natural gas PVR purchases from producers and the sale price for the NGLs that PVR sells after processing. PVR hedges against the variability in its frac spread by entering into swap derivative contracts to sell NGLs forward at a predetermined swap price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements.

The counterparty to a costless collar contract is required to make a payment to PVR if the settlement price for any settlement period is below the floor price for such contract. PVR is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such contract. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such contract. The counterparty to a swap contract is required to make a payment to PVR if the settlement price for any settlement period is less than the swap price for such contract, and PVR is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract.

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

PVR determines the fair values of its derivative agreements based on forward price quotes for the respective commodities as of September 30, 2008, the credit risks of the counterparties and PVR’s own credit risk. The following table sets forth PVR’s positions as of September 30, 2008 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

	Average Volume Per Day	Weighted Average Price	Weighted Average Price Collars			Fair Value (in thousands)
			Additional Put Option	Put	Call
	(in MMBtu)	(per MMBtu)
Frac Spread
Fourth Quarter 2008	7,824	$5.02				$(2,805)

	(in gallons)	(per gallon)
Ethane Sale Swap
Fourth Quarter 2008	34,440	$0.4700				(706)

	(in gallons)	(per gallon)
Propane Sale Swaps
Fourth Quarter 2008	26,040	$0.7175				(1,751)

	(in barrels)	(per barrel)
Crude Oil Sale Swaps
Fourth Quarter 2008	560	$49.27				(2,611)

	(in gallons)			(per gallon)
Natural Gasoline Collar
Fourth Quarter 2008	6,300			$1.4800	$1.6465	(266)

	(in barrels)			(per barrel)
Crude Oil Collar
Fourth Quarter 2008	400			$65.00	$75.25	(936)

	(in MMBtu)	(per MMBtu)
Natural Gas Sale Swaps
Fourth Quarter 2008	4,000	$6.97				219

	(in barrels)			(per barrel)
Crude Oil Three-Way Collar
First Quarter 2009 through Fourth Quarter 2009	1,000		$70.00	$90.00	$119.25	(1,128)

	(in MMBtu)			(per MMBtu)
Frac Spread Collar
First Quarter 2009 through Fourth Quarter 2009	6,000			$9.09	$13.94	1,435

Settlements to be paid in subsequent period						(3,186)

Natural gas midstream segment commodity derivatives - net liability						$(11,735)

At September 30, 2008, PVR reported a (i) net derivative liability related to the natural gas midstream segment of $11.7 million and (ii) loss in accumulated other comprehensive income (“AOCI”) of $0.9 million related to derivatives in the natural gas midstream segment, net of the related income tax benefit of $0.5 million, for which PVR discontinued hedge accounting in 2006. The $0.9 million loss, net of the related income tax benefit of $0.5 million, will be recorded in earnings through the end of 2008 as the hedged transactions settle. See the Adoption of SFAS No. 161 section below for the impact of the natural gas midstream commodity derivatives on our consolidated statements of income.

Interest Rate Swaps

We have entered into the Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the Revolver until December 2010. The notional amounts of the Revolver Swaps total $50.0 million. We will pay a weighted average fixed rate of 5.34% on the notional amount, and the counterparties will pay a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). Settlements on the Revolver Swaps are

recorded as interest expense. The Revolver Swaps are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense. We reported a (i) derivative liability of $2.1 million at September 30, 2008 and (ii) loss in AOCI of $1.4 million, net of the related income tax expense of $0.7 million, at September 30, 2008 related to the Revolver Swaps. In connection with periodic settlements, we recognized $0.3 million and $0.7 million in net hedging losses on the Revolver Swaps in interest expense for the three and nine months ended September 30, 2008.

Interest Rate Swaps—PVR

PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $210.0 million, or approximately 38% of PVR’s total long term debt outstanding as of September 30, 2008, with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From March 2010 to December 2011, the notional amounts of the Revolver Swaps total $150.0 million with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver Swaps are recorded as interest expense. Certain of the PVR Revolver Swaps are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the transactions for the swaps that are designated as cash flow hedges are recorded each period in AOCI. PVR reported a (i) derivative liability of $3.4 million at September 30, 2008 and (ii) loss in AOCI of $1.3 million, net of the related income tax expense of $0.7 million, at September 30, 2008 related to the PVR Revolver Swaps. In connection with periodic settlements, PVR recognized $0.8 million and $1.2 million in net hedging losses in interest expense for the three and nine months ended September 30, 2008.

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

The following table summarizes the effects of our consolidated derivative activities, as well as the location of the gains and losses, on our consolidated statements of income for the three and nine months ended September 30, 2008 (in thousands):

	Location of gain (loss) on derivatives recognized in income	Three Months Ended September 30,	Nine Months Ended September 30,
		2008	2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Interest expense	$(1,179)	$(1,891)

Decrease in net income resulting from derivatives designated as hedging instruments under SFAS No. 133		$(1,179)	$(1,891)

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivatives	$(1,333)	$(1,333)
Commodity contracts (1)	Natural gas midstream revenues	(1,987)	(6,235)
Commodity contracts (1)	Cost of midstream gas purchased	484	2,107
Commodity contracts	Derivatives	126,464	(3,055)

Increase (decrease) in net income resulting from derivatives not designated as hedging instruments under SFAS No. 133		$123,628	$(8,516)

Total increase (decrease) in net income resulting from derivatives		$122,449	$(10,407)

Realized and unrealized derivative impact:
Cash paid for commodity contract settlements	Derivatives	$(19,755)	$(46,740)
Cash paid for interest rate contract settlements	Interest expense	(1,179)	(1,891)
Unrealized derivative gain	(2)	143,383	38,224

Increase (decrease) in net income		$122,449	$(10,407)

(1)	These amounts represent reclassifications from AOCI. Subsequent to the discontinuation of hedge accounting for commodity derivatives in 2006, amounts remaining in AOCI have been reclassified into earnings in the same period or periods during which the original hedge forecasted transaction affects earnings. The amount remaining in AOCI that will be reclassified to earnings in future periods is $0.9 million, net of related income taxes of $0.5 million.
(2)	This activity represents unrealized gains in the natural gas midstream, cost of midstream gas purchased and derivatives lines on our consolidated statements of income.

Cash paid for commodity derivatives is included on the Derivatives line on our consolidated statement of income, and cash paid for interest rate swaps is included on the Interest expense line on our consolidated statement of income.

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments on our consolidated balance sheets as of September 30, 2008 (in thousands):

		Derivative Assets	Derivative Liabilities
	Balance Sheet Location	Estimated fair values as of September 30, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivative liabilities - current	$—	$1,063
Interest rate contracts	Derivative liabilities - noncurrent	—	1,351

Total derivatives designated as hedging instruments under SFAS No. 133		$—	$2,414

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivative liabilities - current	$—	$1,307
Interest rate contracts	Derivative liabilities - noncurrent	—	1,754
Commodity contracts	Derivative assets/liabilities - current	18,197	15,589
Commodity contracts	Derivative assets/liabilities - noncurrent	6,019	1,022

Total derivatives not designated as hedging instruments under SFAS No. 133		$24,216	$19,672

Total estimated fair value of derivative instruments		$24,216	$22,086

The following table summarizes the effect of the Revolver Swaps and the PVR Revolver Swaps on our total interest expense for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended	Nine Months Ended
Source	September 30, 2008
Interest on borrowings	$(11,251)	$(31,939)
Capitalized interest (1)	492	2,230
Interest rate swaps	(1,179)	(1,891)

Total interest expense	$(11,938)	$(31,600)

(1)	Capitalized interest for the nine months ended September 30, 2008 was primarily related to the construction of PVR’s natural gas gathering facilities. PVR had no capitalized interest in the three months ended September 30, 2008.

The above derivative activity represents cash flow hedges. As of September 30, 2008, neither PVR nor we owned derivative instruments that were classified as fair value hedges or trading securities. In addition, as of September 30, 2008, neither PVR nor we owned derivative instruments containing credit risk contingencies.

9. PVR Senior Notes Repayment and PVR Revolver Amendment

In July 2008, PVR paid an aggregate of $63.3 million to the holders of its Senior Unsecured Notes due 2013 (the “PVR Notes”) to repay 100% of the aggregate principal amount of the PVR Notes as provided in the Note Purchase Agreements governing the PVR Notes. This amount consisted of approximately $58.4 million aggregate principal amount outstanding on the PVR Notes, $1.1 million in accrued and unpaid interest on the PVR Notes through the prepayment date and $3.8 million in make-whole amounts due in connection with the prepayment of the PVR Notes. PVR repaid the PVR Notes with borrowings under the PVR Revolver.

In August 2008, PVR amended and restated the PVR Revolver to increase its available borrowings under the PVR Revolver from $600.0 million to $700.0 million and to make it a secured facility. The PVR Revolver is secured by substantially all of PVR’s assets.

10. Income Taxes

The total liability for unrecognized tax benefits at September 30, 2008 was $5.5 million, including $4.1 million of tax positions which would change the effective tax rate if recognized. During the three and nine months ended September 30, 2008, the liability for unrecognized tax benefits decreased by $0.4 and $4.9 million relating to settlements with taxing authorities.

We are currently evaluating the filing status of a subsidiary in two states. If management and the states’ taxing authority determine that the subsidiary’s income is taxable in those states, we may be requested to pay taxes of approximately $2.8 million will be made within the next 12 months. We classified $2.8 million of the total liability for unrecognized tax benefits as a current liability on our consolidated balance sheet at September 30, 2008. This current liability represents our best estimate of the change in unrecognized tax benefits that we expect to incur within the next 12 months.

The 2008 effective income tax rates include the effects of settlements of liabilities for unrecognized tax benefits for the three and nine months ended September 30, 2008.

11. Earnings per Share

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$123,738	$17,114	$123,871	$45,395
Less: Portion of subsidiary net income allocated to undistributed share-based compensation awards	(219)	(60)	(418)	(170)

	$123,519	$17,054	$123,453	$45,225
Weighted average shares, basic	41,881	37,898	41,715	37,748
Effect of dilutive securities:
Convertible notes	279	—	—	—
Stock options	384	315	313	297

Weighted average shares, diluted	42,544	38,213	42,028	38,045

Net income per share, basic	$2.95	$0.45	$2.96	$1.20

Net income per share, diluted	$2.90	$0.45	$2.94	$1.19

12. Share-Based Compensation

Stock Compensation Plans

We recognized a total of $1.6 million and $1.0 million for the three months ended September 30, 2008 and 2007 and $4.3 million and $3.0 million for the nine months ended September 30, 2008 and 2007 of compensation expense related to the granting of common stock and deferred common stock units and the vesting of stock options and restricted stock granted under our stock compensations plans. The total income tax benefit recognized in our consolidated statements of income for our stock compensation plans was $0.6 million and $0.4 million for the three months ended September 30, 2008 and 2007 and $1.7 million and $1.2 million for the nine months ended September 30, 2008 and 2007.

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

PVR Long-Term Incentive Plan

PVR recognized a total of $0.8 million and $0.7 million for the three months ended September 30, 2008 and 2007 and $2.4 million and $1.8 million for the nine months ended September 30, 2008 and 2007 of compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under its long-term incentive plan. During the nine months ended September 30, 2008, PVR’s general partner granted 134,551 restricted units with a weighted average grant date fair value of $26.87 per unit to employees of Penn Virginia and its affiliates. During the same period, 70,007 restricted units with a weighted average grant date fair value of $27.27 per unit vested. The restricted units granted in 2008 vest over a three-year period, with one-third vesting in each year. PVR recognizes compensation expense on a straight-line basis over the vesting period.

13. Comprehensive Income

Comprehensive income represents changes in shareholders’ equity during the reporting period, including net income and charges directly to shareholders’ equity which are excluded from net income. The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$123,738	$17,114	$123,871	$45,395
Unrealized holding losses on derivative activities, net of tax	(1,468)	(1,215)	(2,187)	(505)
Reclassification adjustment for derivative activities, net of tax	2,610	925	4,781	1,938
Pension plan adjustment	41	(35)	122	(106)

Comprehensive income	$124,921	$16,789	$126,587	$46,722

14. Suspended Well Costs

Two exploratory wells that were pending determination of proved reserves as of December 31, 2007 were subsequently determined to be successful. Accordingly, we reclassified $2.6 million of capitalized exploratory drilling costs related to these wells to wells, equipment and facilities during the nine months ended September 30, 2008.

Two exploratory wells that were pending determination of proved reserves as of December 31, 2007 were subsequently determined to be unsuccessful. Accordingly, we charged $1.8 million to expense related to these wells during the nine months ended September 30, 2008.

15. Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, liquidity or operations.

Drilling Commitments

In July 2008, we entered into two agreements to purchase oil and gas well drilling services from a third party, which is scheduled to commence in the second quarter of 2009. The agreements include early termination provisions that would require us to pay a penalty if we terminate the agreements after their execution but prior to the end of their three-year terms, unless certain events occur. The amount of the penalty is based on the number of days remaining in the three-year terms for both contracts. As of September 30, 2008, the total penalty amount would have been approximately $41.6 million if we had terminated both agreements on that date. Management intends to utilize drilling services under these agreements for the full three-year term and has no plans to terminate the agreements early.

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

As of September 30, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.2 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

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

•

PVR Coal and Natural Resource Management—management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants; collection of oil and gas royalties; and coal transportation, or wheelage fees.

•	PVR Natural Gas Midstream—natural gas processing, gathering and other related services.

The following tables present a summary of certain financial information relating to our segments as of and for the three and nine months ended September 30, 2008 and 2007:

	Oil and Gas	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Eliminations and Other	Consolidated
	(in thousands)
For the Three Months Ended September 30, 2008:
Revenues	$157,364	$41,858	$186,609	$(219)	$385,612
Intersegment revenues (1)	(639)	(198)	57,007	(56,170)	—
Operating costs and expenses	35,072	6,571	221,779	(50,115)	213,307
Depreciation, depletion and amortization	32,665	8,794	8,109	410	49,978

Operating income (loss)	$88,988	$26,295	$13,728	$(6,684)	122,327

Interest expense					(11,938)
Other					(4,088)
Derivatives					125,132

Income before minority interest and taxes					$231,433

Total assets	$1,595,691	$588,430	$619,652	$106,848	$2,910,621
Equity investments (2)	$—	$25,459	$53,175	$—	$78,634
Goodwill	$—	$—	$31,768	$—	$31,768
Additions to property and equipment and acquisitions	$213,573	$497	$110,606	$259	$324,935

For the Three Months Ended September 30, 2007:
Revenues	$85,745	$28,218	$101,374	$421	$215,758
Intersegment revenues (1)	(414)	198	414	(198)	—
Operating costs and expenses	36,029	4,871	82,917	6,850	130,667
Depreciation, depletion and amortization	22,152	5,833	4,812	410	33,207

Operating income (loss)	$27,150	$17,712	$14,059	$(7,037)	51,884

Interest expense					(10,843)
Other					576
Derivatives					(4,455)

Income before minority interest and taxes					$37,162

Total assets	$1,151,331	$561,169	$287,769	$46,287	$2,046,556
Equity investments	$—	$26,428	$60	$—	$26,488
Goodwill	$—	$—	$7,718	$—	$7,718
Additions to property and equipment and acquisitions	$166,500	$93,449	$10,755	$1,775	$272,479

(1)	Intersegment revenues represent gas gathering and processing transactions for the three months ended September 30, 2008 between the PVR natural gas midstream segment and the oil and gas segment. The PVR natural gas midstream segment gathered and processed the natural gas delivered by the oil and gas segment and then purchased the processed gas and NGLs from the oil and gas segment for $55.7 million to sell to third parties. Intersegment revenues also represent agent fees paid by the oil and gas segment to the PVR natural gas midstream segment for marketing certain natural gas production and rail car rental fees paid by a corporate affiliate to the PVR coal and natural resource management segment.
(2)	The increase in equity investments is due to the 25% member interest in Thunder Creek that PVR acquired in 2008 for $51.6 million. See Note 4 — Acquisitions.

	Oil and Gas	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Eliminations and Other	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2008:
Revenues	$385,100	$111,604	$499,009	$(552)	$995,161
Intersegment revenues (1)	(1,709)	(594)	108,576	(106,273)	—
Operating costs and expenses	97,484	20,417	541,270	(86,175)	572,996
Depreciation, depletion and amortization	90,849	22,733	18,589	1,310	133,481

Operating income (loss)	$195,058	$67,860	$47,726	$(21,960)	288,684

Interest expense					(31,600)
Other					(782)
Derivatives					(4,387)

Income before minority interest and taxes					$251,915

Total assets	$1,595,691	$588,430	$619,652	$106,848	$2,910,621
Equity investments (2)	$—	$25,459	$53,175	$—	$78,634
Goodwill	$—	$—	$31,768	$—	$31,768
Additions to property and equipment and acquisitions	$422,975	$25,186	$220,997	$1,058	$670,216

For the Nine Months Ended September 30, 2007:
Revenues	$226,665	$84,716	$312,084	$961	$624,426
Intersegment revenues (1)	(1,154)	594	1,154	(594)	—
Operating costs and expenses	81,480	15,489	270,966	19,171	387,106
Depreciation, depletion and amortization	58,628	16,643	13,957	595	89,823

Operating income (loss)	$85,403	$53,178	$28,315	$(19,399)	147,497

Interest expense					(25,878)
Other					2,536
Derivatives					(22,068)

Income before minority interest and taxes					$102,087

Total assets	$1,151,331	$561,169	$287,769	$46,287	$2,046,556
Equity investments	$—	$26,428	$60	$—	$26,488
Goodwill	$—	$—	$7,718	$—	$7,718
Additions to property and equipment and acquisitions	$367,558	$146,915	$28,619	$4,913	$548,005

(1)	Intersegment revenues represent gas gathering and processing transactions for the nine months ended September 30, 2008 between the PVR natural gas midstream segment and the oil and gas segment. The PVR natural gas midstream segment gathered and processed the natural gas delivered by the oil and gas segment and then purchased the processed gas and NGLs from the oil and gas segment for $105.5 million to sell to third parties. Intersegment revenues also represent agent fees paid by the oil and gas segment to the PVR natural gas midstream segment for marketing certain natural gas production and rail car rental fees paid by a corporate affiliate to the PVR coal and natural resource management segment.
(2)	The increase in equity investments is due to the 25% member interest in Thunder Creek that PVR acquired in 2008 for $51.6 million. See Note 4 — Acquisitions.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1, “Financial Statements.”

Overview of Business

We are an independent oil and gas company primarily engaged in the exploration, development and production of natural gas and oil in various onshore U.S. regions including East Texas, the Mid-Continent, Appalachia, Mississippi and the Gulf Coast. We also indirectly own partner interests in PVR, which is engaged in the coal and natural resource management and natural gas midstream businesses. Our ownership interests in PVR are held principally through our ownership of the general partner and 77% limited partner interests in PVG. At September 30, 2008, PVG owned an approximately 37% limited partner interest in PVR and 100% of the general partner of PVR, which held a 2% general partner interest in PVR.

We are engaged in three primary business segments: (i) oil and gas, (ii) coal and natural resource management and (iii) natural gas midstream. We operate our oil and gas segment. PVR operates our coal and natural resource management and natural gas midstream segments and is consolidated by PVG because PVG controls PVR’s general partner. We consolidate PVG’s results into our financial statements because we control the general partner of PVG. Our operating income was $288.7 million in the nine months ended September 30, 2008, compared to $147.5 million in the same period of 2007. In the nine months ended September 30, 2008, the oil and gas segment contributed $195.1 million, or 68%, to operating income, the PVR coal and natural resource management segment contributed $67.9 million, or 24%, to operating income and the PVR natural gas midstream segment contributed $47.7 million, or 17%, to operating income.

The following table presents a summary of certain financial information relating to our segments for the nine months ended September 30, 2008 and 2007 (in thousands):

	Oil and Gas	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Eliminations and Other	Consolidated
For the Nine Months Ended September 30, 2008:
Revenues	$383,391	$111,010	$607,585	$(106,825)	$995,161
Operating costs and expenses	97,484	20,417	541,270	(86,175)	572,996
Depreciation, depletion and amortization	90,849	22,733	18,589	1,310	133,481

Operating income (loss)	$195,058	$67,860	$47,726	$(21,960)	$288,684

For the Nine Months Ended September 30, 2007:
Revenues	$225,511	$85,310	$313,238	$367	$624,426
Operating costs and expenses	81,480	15,489	270,966	19,171	387,106
Depreciation, depletion and amortization	58,628	16,643	13,957	595	89,823

Operating income (loss)	$85,403	$53,178	$28,315	$(19,399)	$147,497

We have grown by making acquisitions in all three of our business segments and by organic growth on our and PVR’s properties. Readily available access to debt and equity capital and credit availability have been and continue to be critical factors in our and PVR’s ability to grow. The current deterioration in global financial markets and the consequential adverse effect on credit availability is adversely impacting our and PVR’s access to new capital and credit availability. Depending on the longevity and ultimate severity of this deterioration, our and PVR’s ability to make acquisitions may be significantly adversely affected, as may PVR’s ability to make cash distributions to its limited partners and to PVG, the owner of its general partner. See Part II, Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.

Oil and Gas Segment

We have a geographically diverse asset base with core areas of operation in East Texas, the Mid-Continent, Appalachia, Mississippi and the Gulf Coast regions of the United States. As of December 31, 2007, we had proved natural gas and oil reserves of approximately 680 Bcfe, of which 87% were natural gas and 59% were proved developed. In the nine months ended September 30, 2008, we produced 33.7 Bcfe, a 13% increase compared to 29.9 Bcfe in the same period of 2007.

We continue to expand our presence in unconventional plays, such as the Cotton Valley play in East Texas, the Selma Chalk play in Mississippi and coalbed methane in Appalachia and the Mid-Continent. We expect to continue to increase our proved reserves and production through our active development drilling programs in each of these areas.

Our aggressive growth profile in our oil and gas segment has been accomplished primarily by drilling oil and natural gas wells in our operating areas and, to a lesser extent, by making acquisitions of both producing properties and undeveloped leases. This growth profile has required us to spend capital in excess of our cash flow from operations, and readily available access to debt and equity capital were and continue to be a critical factor in our ability to grow. The current deterioration in global financial markets and the consequential adverse effect on credit availability is adversely impacting access to new capital and expanded credit availability. We currently have internal cash flows and available credit facility borrowings that we believe supports growth through 2009. However, depending on the longevity and ultimate severity of the global financial and credit markets deterioration, we may ultimately need to limit our capital spending to more closely mirror internally generated cash flow, which may materially adversely effect how aggressively we can grow. See Part II, Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.

In addition, our revenues, profitability and future rate of growth are highly dependent on the prevailing prices for oil and natural gas, which are affected by numerous factors that are generally beyond our control. Crude oil prices are generally determined by global supply and demand. Natural gas prices are influenced by national and regional supply and demand. A substantial or extended decline in the price of oil or natural gas could have a material adverse effect on our revenues, profitability and cash flow and could, under certain circumstances, result in an impairment of some of our oil and natural gas properties. Our future profitability and growth are also highly dependent on the results of our exploratory and development drilling programs.

PVR Coal and Natural Resource Management Segment

As of December 31, 2007, PVR owned or controlled 818 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine its coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit the reserves and to maximize production from the properties. PVR does not operate any mines. In the nine months ended September 30, 2008, PVR’s lessees produced 25.0 million tons of coal from its properties and paid PVR coal royalties revenues of $88.9 million, for an average royalty per ton of $3.56. Approximately 85% of PVR’s coal royalties revenues in the nine months ended September 30, 2008 were derived from coal mined on PVR’s properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually.

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

The future impact of the current deterioration of the global financial and credit markets on coal production levels and prices is uncertain. Depending on the longevity and ultimate severity of the deterioration, demand for coal may decline, which could adversely effect production and pricing for coal mined by PVR’s lessees, and, consequently, adversely effect the royalty income received by PVR and PVR’s ability to make cash distributions. See Part II, Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.

PVR also earns revenues from the provision of fee-based coal preparation and loading services, from the sale of standing timber on its properties, from oil and gas royalty interests it owns and from coal transportation, or wheelage, fees.

PVR Natural Gas Midstream Segment

PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. These assets included approximately 4,059 miles of natural gas gathering pipelines as of September 30, 2008. We also owned five natural gas processing facilities having 300 MMcfd of total capacity as of September 30, 2008. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin.

For the nine months ended September 30, 2008, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 68.9 Bcf, or approximately 252 MMcfd. For the nine months ended September 30, 2008, one of PVR’s natural gas midstream customers accounted for 26% of PVR’s natural gas midstream segment revenues and 16% of our total consolidated revenues.

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

PVR continually seeks new supplies of natural gas to offset the natural declines in production from the wells currently connected to its systems and to increase system throughput volumes. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems.

The current deterioration in global financial and credit markets will likely result in a decrease in worldwide demand for oil and domestic demand for natural gas and NGLs. Depending on the longevity and ultimate severity of the deterioration, NGL production from PVR’s processing plants could decrease and adversely effect PVR’s natural gas midstream processing income and PVR’s ability make cash distributions. See Part II, Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.

Eliminations and Other

Eliminations and other primarily represents elimination of intercompany sales, corporate functions and the oil and gas segment derivatives

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

As of September 30, 2008, we owned the general partner of PVG and an approximately 77% limited partner interest in PVG. As a result of PVR’s unit offering, we recognized a gain in shareholders’ equity and PVG recognized gains in its partners’ capital. See Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 1, “Financial Statements.” PVG also owns 100% of the general partner of PVR, which holds a 2% general partner interest in PVR, and all the incentive distribution rights. As a result of PVR’s unit offering in 2008, PVG’s ownership interest in PVR decreased from 42% to 37%. See Note 6 — PVR Unit Offering in the Notes to Consolidated Financial Statements in Item 1, “Financial Statements.” We directly owned an additional 0.2% limited partner interest in PVR as of September 30, 2008. The following diagram depicts our ownership of PVG and PVR as of September 30, 2008:

Liquidity and Capital Resources

Although results are consolidated for financial reporting, Penn Virginia, PVG and PVR operate with independent capital structures. Since PVR’s inception in 2001 and PVG’s inception in 2006, with the exception of cash distributions paid to us by PVG and PVR, the cash needs of each entity have been met independently with a combination of operating cash flows, credit facility borrowings and the issuance of Penn Virginia shares, PVG units and PVR units. We expect that our cash needs and the cash needs of PVG and PVR will continue to be met independently of each other with a combination of these funding sources.

With respect to Penn Virginia (excluding the sources and uses of capital by PVG and PVR), we satisfy our working capital requirements and fund our capital expenditures, debt service obligations and dividend payments using cash generated from our operations, borrowings under our revolving credit facility (the “Revolver”) and proceeds from equity offerings. We believe that the cash generated from our operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and dividend payments. Our ability to satisfy our obligations and planned expenditures will depend on our future operating performance, which will be affected by, among other things, prevailing economic conditions in the commodity markets of oil and natural gas, some of which are beyond our control. In addition, depending on the longevity and ultimate severity of the current deterioration of the global financial and credit markets, our ability to grow may be significantly adversely effected. See Part II, Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.

PVR satisfies its working capital requirements and funds its capital expenditures, debt service obligations and distributions to unitholders using cash generated from operations, borrowings under its revolving credit facility (the “PVR Revolver”) and proceeds from equity offerings. We believe that the cash generated from PVR’s operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. PVR’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance, which will be affected by, among other things, prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond PVR’s control. In addition, depending on the longevity and ultimate severity of the current deterioration of the global financial and credit markets, PVR’s ability to grow through acquisitions may be adversely effected, which could in turn adversely effect its ability to make cash distributions to its limited partners and to PVG, the owner of its general partner. See Part II, Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.

Cash Flows

Except where noted, the following discussion of cash flows and capital expenditures relates to our consolidated results.

The following table summarizes our cash flow statements for the nine months ended September 30, 2008 and 2007 (in thousands):

For The Nine Months Ended September 30, 2008:	Oil and Gas & Corporate	PVR	Consolidated
Net cash provided by operating activities	$181,920	$94,767	$276,687
Cash flows from financing activities:
Dividends paid	(7,037)	—	(7,037)
Distributions received (paid)	34,370	(80,199)	(45,829)
Debt borrowings, net	104,431	146,000	250,431
Proceeds received from (paid for) issuance of PVR partners’ capital	(2,943)	140,958	138,015
Other	12,549	(4,074)	8,475

Net cash provided by financing activities	141,370	202,685	344,055

Net cash provided by operating and financing activities	323,290	297,452	620,742
Net cash used in investing activities	(329,986)	(306,276)	(636,262)

Net decrease in cash and cash equivalents	$(6,696)	$(8,824)	$(15,520)

For the Nine Months Ended September 30, 2007:	Oil and Gas & Corporate	PVR	Consolidated
Net cash provided by operating activities	$122,645	$86,336	$208,981
Cash flows from financing activities:
Dividends paid	(6,370)	—	(6,370)
Distributions received (paid)	29,451	(65,853)	(36,402)
Debt borrowings, net	193,500	146,000	339,500
Other	6,516	860	7,376

Net cash provided by financing activities	223,097	81,007	304,104

Net cash provided by operating and financing activities	345,742	167,343	513,085
Net cash used in investing activities	(343,283)	(175,337)	(518,620)

Net increase (decrease) in cash and cash equivalents	$2,459	$(7,994)	$(5,535)

Cash provided by operating activities of the oil and gas segment and corporate activities increased by $59.3 million, or 48%, from $122.6 million in the nine months ended September 30, 2007 to $181.9 million in the same period of 2008. This increase was primarily attributable to an increase in the oil and gas segment’s operating income.

Cash provided by operating activities for PVR increased by $8.5 million, or 10%, from $86.3 million in the nine months ended September 30, 2007 to $94.8 million in the same period of 2008. This increase was primarily attributable to the increases in operating income in the coal and natural resource management and natural gas midstream segments, partially offset by increased cash paid for derivative settlements in the natural gas midstream segment.

Capital Expenditures

Capital expenditures, which comprise the primary portion of cash used in investing activities, totaled $793.5 million in the nine months ended September 30, 2008, compared to $555.5 million in the same period of 2007. The following table sets forth capital expenditures by segment during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Oil and gas
Proved property acquisitions	$—	$62,803
Development drilling	320,754	230,396
Exploration drilling	18,080	34,733
Seismic	2,697	2,213
Lease acquisition and other	87,460	30,653
Pipeline, gathering and facilities	28,015	14,593

Total	457,006	375,391

Coal and natural resource management
Acquisitions	25,014	145,878
Expansion capital	—	85
Other property and equipment	173	79

Total	25,187	146,042

Natural gas midstream
Acquisitions (1)	254,132	—
Expansion capital	45,138	21,738
Other property and equipment	10,824	7,370

Total	310,094	29,108

Other	1,189	4,913

Total capital expenditures	$793,476	$555,454

(1)	Natural gas midstream segment acquisitions in the nine months ended September 30, 2008 include newly issued PVR units valued at $15.2 million; PVG units, which PVR purchased from us, valued at $68.0 million; and a $4.7 million guaranteed payment which will be paid in 2009. All of this was given as consideration in the acquisition of Lone Star Gathering, L.P. (the “Lone Star Acquisition”). See Note 4 — “Acquisitions” in the Notes to Consolidated Financial Statements in Item 1, “Financial Statements.”

In the nine months ended September 30, 2008, the oil and gas segment made aggregate capital expenditures of $457.0 million primarily for development drilling and unproved property acquisitions in East Texas. In the nine months ended September 30, 2007, the oil and gas segment made aggregate capital expenditures of $375.4 million primarily for development drilling, proved property acquisitions, exploration drilling and lease acquisitions in East Texas and in the Mid-Continent region.

In the nine months ended September 30, 2008, we drilled a successful horizontal Lower Bossier Shale well in Harrison County, Texas. Based on this successful horizontal test, we have four drilling rigs currently drilling horizontal Lower Bossier Shale wells.

In the nine months ended September 30, 2008, PVR’s natural gas midstream segment made aggregate capital expenditures of $310.1 million, primarily related to PVR’s 25% member interest acquisition of Thunder Creek, the Lone Star Acquisition, pipeline assets in the Anadarko Basin of Oklahoma and Texas and expansion capital expenditures related to the Spearman Natural Gas Processing Plant in the Texas Panhandle (“Spearman plant”) and Crossroads Natural Gas Processing Plant in East Texas (“Crossroads plant”). In the nine months ended September 30, 2008, PVR’s coal and natural resource management segment made aggregate capital expenditures of $25.2 million, primarily to acquire approximately 29 million tons of coal reserves and an estimated 56 million board feet of hardwood timber in western Virginia and eastern Kentucky. In the nine months ended September 30, 2007, PVR’s natural gas midstream segment made aggregate capital expenditures of $29.1 million, primarily for natural gas midstream system expansion projects and the acquisition of pipeline and compression facilities. In the nine months ended September 30, 2007, PVR’s coal and natural resource management segment made aggregate capital expenditures of $146.0 million, primarily related to acquisitions of coal reserves, forestlands, a preparation plant and coal handling facilities. In the nine months ended September 30, 2008 and 2007, these acquisitions were funded by borrowings under the PVR Revolver.

Other capital expenditures of $4.9 million in the nine months ended September 30, 2007 were primarily due to the implementation of a software system.

We funded oil and gas and other capital expenditures in the nine months ended September 30, 2008 and 2007 with borrowings under the Revolver and cash provided by operating activities. PVR funded its coal and natural resource management and natural gas midstream capital expenditures in the nine months ended September 30, 2008 primarily with cash provided by operating activities, borrowings under the PVR Revolver and through the issuance of additional PVR common units.

We had $58.0 million of net borrowings under the Revolver in the nine months ended September 30, 2008, consisting of borrowings under the Revolver of $121.0 million and repayments under the Revolver of $63.0 million. We had net borrowings of $193.5 million under the Revolver in the nine months ended September 30, 2007, consisting of borrowings under the Revolver of $220.5 million and repayments under the Revolver of $27.0 million. As a result of our partner interests in PVG and PVR, we received cash distributions of $32.2 million in the nine months ended September 30, 2008, compared to $19.9 million of cash distributions in the nine months ended September 30, 2007. Distributions increased $12.3 million primarily due to PVG increasing its distribution per unit from $0.28 per unit to $0.36 per unit and PVR increasing its distribution from $0.42 per unit to $0.46 per unit. Funds from both of these sources were primarily used for capital expenditures.

PVR had net borrowings of $146.0 million in the nine months ended September 30, 2008, comprised of net borrowings of $210.4 million under the PVR Revolver and net repayments of $64.4 million under its Senior Unsecured Notes due 2013 (the “PVR Notes”). PVR received net proceeds of $138.0 million from the sale of its common units in a public offering in 2008. These proceeds were partially offset by total capital expenditures of $335.3 million in the nine months ended September 30, 2008. This is compared to $146.0 million of net borrowings in the nine months ended September 30, 2007, comprised of net borrowings of $157.0 million under the PVR Revolver and net repayments of $11.0 million under the PVR Notes. Funds from the borrowings in the nine months ended September 30, 2007 were primarily used for capital expenditures.

In October 2008, PVG declared a $0.38 per unit quarterly distribution for the three months ended September 30, 2008, or $1.52 per unit on an annualized basis, of which we will receive $11.4 million. We will receive these distributions as a result of our limited partner interest in PVG. The portion of PVR’s distribution paid to PVG serves as the basis for PVG’s distribution to its unitholders, including us.

Long-Term Debt

Revolving Credit Facility. As of September 30, 2008, we had $180.0 million outstanding under the Revolver. At the current $479.0 million limit on the Revolver, and given our outstanding balance of $180.0 million, net of $0.3 million of letters of credit, we could borrow up to $298.7 million at September 30, 2008. The Revolver, which matures in December 2010, is secured by a portion of our proved oil and gas reserves. The Revolver is available to us for general purposes, including working capital, capital expenditures and acquisitions, and includes a $20.0 million sublimit for the issuance of letters of credit. We had outstanding letters of credit of $0.3 million as of September 30, 2008. In the nine months ended September 30, 2008, we incurred commitment fees of $0.6 million on the unused portion of the Revolver. We capitalized $1.6 million of interest cost incurred in the nine months ended September 30, 2008. The Revolver is governed by a borrowing base calculation and is redetermined semi-annually. We have the option to elect interest at (i) the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.00% to 1.75%, based on the ratio of our outstanding borrowings to the borrowing base or (ii) the greater of the prime rate or federal funds rate plus a margin of up to 0.50%. The weighted average interest rate on borrowings outstanding under the Revolver during the nine months ended September 30, 2008 was 4.28%.

The financial covenants under the Revolver require us not to exceed specified ratios. We are required to maintain a Debt-to-EBITDAX ratio of no more than 3.5-to-1.0 and an EBITDAX-to-interest expense ratio of no less than 2.5-to-1.0. At September 30, 2008, our Debt-to-EBITDAX ratio was 1.5-to-1.0 and our EBITDAX-to-interest expense ratio was 15.9-to-1.0. EBITDAX is defined as our Net Income before the effects of Interest Expense, Interest Income, Income Tax Expense, Depreciation, Depletion and Amortization expense (“DD&A”) and Exploration expense. In addition, the financial covenants impose dividend limitation restrictions. The Revolver contains various other covenants that limit, among other things, our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. As of September 30, 2008, we were in compliance with all of our covenants under the Revolver.

Convertible Notes. As of September 30, 2008, we had $230.0 million outstanding of Convertible Senior Subordinated Notes due 2012 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 4.50% per year payable semiannually in arrears on May 15 and November 15 of each year.

The Convertible Notes are convertible into cash up to the principal amount thereof and shares of our common stock, if any, in respect of the excess conversion value, based on an initial conversion rate of 17.3160 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $57.75 per share of common stock), subject to adjustment, and, if not converted or repurchased earlier, will mature on November 15, 2012. Holders of Convertible Notes may convert their Convertible Notes at their option prior to the close of business on the business day immediately preceding September 15, 2012 only under the following circumstances: (i) during any fiscal quarter if the last reported sale price per share of common stock for at least 20 trading days (whether or not consecutive) in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the then applicable conversion price on each such trading day; (ii) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of such period was less than 98% of the product of the last reported sale price per share of common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of certain corporate events set forth in the indenture governing the Convertible Notes. On and after September 15, 2012 until the close of business on the third business day immediately preceding November 15, 2012, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

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

We also entered into separate warrant transactions (the “Warrants”) whereby we sold to the Option Counterparties warrants to acquire, subject to anti-dilution adjustments, approximately 3,982,680 shares of our common stock at an exercise price of $74.25 per share. In December 2007, we received proceeds of $18.2 million resulting from this sale. Upon exercise of the Warrants, we will deliver shares of our common stock equal to the difference between the then market price and the strike price of the Warrants.

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

On October 3, 2008, one of the Option Counterparties, Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”), joined other Lehman Brothers entities and filed for bankruptcy protection. We had purchased 22.5% of the Note Hedges from Lehman OTC (the “Lehman Note Hedges”) for approximately $8.3 million, and we had sold 22.5% of the Warrants to Lehman OTC for approximately $4.1 million. If the Lehman Note Hedges are rejected or terminated in connection with the Lehman OTC bankruptcy, we would have a claim against Lehman OTC and possibly Lehman Brothers Inc. as guarantor for the damages and/or close-out values resulting from any such rejection or termination. While we intend to pursue any claim for damages and/or close-out values resulting from the rejection or termination of the Lehman Note Hedges, at this point in the Lehman bankruptcy cases it is not possible to determine with accuracy the ultimate recovery, if any, that we may realize on potential claims against Lehman OTC or its affiliated guarantor resulting from any rejection or termination of the Lehman Note Hedges. We also do not know at this point whether Lehman OTC will assume or reject the Lehman Note Hedges, and therefore cannot predict whether Lehman OTC intends to perform its obligations under the Lehman Note Hedges. If Lehman OTC does not perform such obligations and the price of our common stock exceeds the $57.75 conversion price (as adjusted) of the Notes, our existing shareholders would experience dilution at the time or times the Notes are converted. The extent of any such dilution would depend, among other things, on the then prevailing market price of our common stock and the number of shares of common stock then outstanding, but we believe the impact will not be material and will not affect our income statement presentation. We are not otherwise exposed to counterparty risk related to the bankruptcies of Lehman Brothers Inc. or its affiliates and do not believe that the Lehman bankruptcies will have a material adverse effect on our financial condition or results of operations.

Interest Rate Swaps. We have entered into interest rate swap agreements (the “Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under the Revolver until December 2010. The notional amounts of the Revolver Swaps total $50.0 million. We will pay a weighted average fixed rate of 5.34% on the notional amount, and the counterparties will pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 1.0% in effect as of September 30, 2008, the total interest rate on the $50.0 million portion of Revolver borrowings covered by the Revolver Swaps was 6.34% at September 30, 2008.

PVR Revolver. In August 2008, PVR increased the size of the PVR Revolver from $600 million to $700.0 million and secured the Revolver with substantially all of its assets. Net of outstanding borrowings and letters of credit, PVR had remaining borrowing capacity of $140.3 million on the PVR Revolver as of September 30, 2008. The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. As of September 30, 2008, PVR had $558.1 million of borrowings outstanding under the PVR Revolver and outstanding letters of credit of $1.6 million. In the nine months ended September 30, 2008, PVR incurred commitment fees of $0.4 million on the unused portion of the PVR Revolver. The interest rate under the PVR Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if we select the base rate borrowing option under the PVR Revolver or at a rate derived from LIBOR, plus an applicable margin ranging from 0.75% to 1.75% if PVR selects the LIBOR-based borrowing option. The weighted average interest rate on borrowings outstanding under the PVR Revolver in the nine months ended September 30, 2008 was 4.89%.

The financial covenants under the PVR Revolver require PVR not to exceed specified ratios. PVR is required to maintain a debt-to-consolidated EBITDA ratio (the “Leverage Ratio”) of less than 5.25-to-1 and consolidated EBITDA-to-interest expense ratio of greater than 2.5-to-1 (the “Interest Coverage Ratio”). At September 30, 2008, PVR’s Leverage Ratio was 3.40-to-1.0 and PVR’s Interest Coverage Ratio was 5.44-to-1.0. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions. In addition, the PVR Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of PVR’s business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in PVR’s subsidiaries. As of September 30, 2008, PVR was in compliance with all of the covenants under the PVR Revolver.

PVR Notes. In July 2008, PVR paid an aggregate of $63.3 million to the holders of the PVR Notes to prepay 100% of the aggregate principal amount of the PVR Notes as provided in the Note Purchase Agreements governing the PVR Notes. This amount consisted of approximately $58.4 million aggregate principal amount outstanding on the PVR Notes, $1.1 million in accrued and unpaid interest on the PVR Notes through the prepayment date and $3.8 million in make-whole amounts due in connection with the prepayment of the PVR Notes. The PVR Notes were repaid with borrowings under the PVR Revolver.

PVR Interest Rate Swaps. PVR has entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under the Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $210.0 million, or approximately 38% of PVR’s total long-term debt outstanding as of September 30, 2008, with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From March 2010 to December 2011, the notional amounts of the PVR Revolver Swaps total $150.0 million, with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. These swap agreements have been entered into with four financial institution counterparties, with no counterparty having more than 36% of the open positions. We are not aware of any specific concerns regarding PVR’s counterparties’ ability to make payments under any of the swap agreements. After considering the applicable margin of 1.75% in effect as of September 30, 2008, the total interest rate on the $210.0 million portion of PVR Revolver borrowings covered by the PVR Revolver Swaps was 5.98% at September 30, 2008.

PVR Unit Offering

In 2008, PVR issued 5.15 million common units to the public representing limited partner interests in PVR and received $138.0 million in net proceeds. PVG made contributions to PVR of $2.9 million in order to maintain its 2% general partner interest. The net proceeds were used to repay a portion of PVR’s borrowings under the PVR Revolver.

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

For the remainder of 2008, in addition to the acquisitions mentioned above, we anticipate making oil and gas segment capital expenditures, excluding acquisitions, of approximately $130.0 million to $150.0 million. These expenditures are expected to require capital in excess of our operating cash flow and cash distributions received from PVG and PVR, and the shortfall will be funded from the Revolver as needed. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on industry conditions and the availability of capital. We believe our cash flow from operating activities and sources of debt financing are sufficient to fund our 2008 planned oil and gas capital expenditure program. For future periods, we continue to assess funding needs for our growth opportunities in the context of our presently available debt capacity. We expect to use a combination of cash flows from operating activities, borrowings under the Revolver and issuance of additional debt and equity securities to our growth. However, if recent disruption in the worldwide credit and capital markets continues into the future, our ability to grow will probably become limited. We cannot be certain that we will be able to issue our debt or equity securities on terms or in the proportions that we anticipate, or at all, and we may be unable to finance our Revolver when it expires in 2010. In addition, we may be unable to obtain adequate funding under our Revolver because our lending counterparties may be unwilling or unable to meet their funding obligations.

Currently, PVG has no capital requirements for PVR. PVR’s short-term cash requirements for operating expenses and quarterly distributions to PVG and unitholders are expected to be funded through operating cash flows. For the remainder of 2008, PVR anticipates making capital expenditures of $30.0 million to $40.0 million, the majority of which will be incurred in the PVR natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the PVR Revolver. Long-term cash requirements for PVR’s long-term strategy of asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities and the issuance of additional debt and equity securities. Future financing will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating. The current disruption in the worldwide financial markets has made access to new debt and equity capital very difficult in the short term. If this situation continues for an extended period, PVR’s ability to issue debt and equity securities and to make acquisitions in the future may be limited, as will its ability to increase cash distributions to limited partners and to PVG.

Results of Operations

Selected Financial Data—Consolidated

The following table sets forth a summary of certain consolidated financial data for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues	$385,612	$215,758	$995,161	$624,426
Expenses	$263,285	$163,874	$706,477	$476,929

Operating income	$122,327	$51,884	$288,684	$147,497
Net income	$123,738	$17,114	$123,871	$45,395
Earnings per share, basic	$2.95	$0.45	$2.96	$1.20
Earnings per share, diluted	$2.90	$0.45	$2.94	$1.19
Cash flows provided by operating activities	$91,795	$76,184	$276,687	$208,981

Operating income increased by $70.4 million in the three months ended September 30, 2008 compared to the same period of 2007 primarily due to the $36.6 million increase in natural gas revenues, the $31.3 million gain on the sales of property and equipment, partially offset by the $16.8 million increase in DD&A. Operating income increased by $141.2 million in the nine months ended September 30, 2008 compared to the same period of 2007 primarily due to the $101.7 million increase in natural gas revenues, the $31.3 million gain on the sales of property and equipment and a $26.9 million increase in consolidated gross margin, partially offset by the $43.7 million increase in DD&A.

Net income increased by $106.6 million in the three months ended September 30, 2008 compared to the same period of 2007 primarily due to the increase in operating income and the $129.6 million change in derivatives, partially offset by the corresponding increases in minority interest and income tax expense. Net income increased by $78.5 million in the nine months ended September 30, 2008 compared to the same period of 2007 primarily due to the increase in operating income and the $17.7 million change in derivatives, partially offset by the corresponding increase in minority interest income tax expense.

The assets, liabilities and earnings of PVG are fully consolidated in our financial statements, with the public unitholders’ interest (23% as of September 30, 2008) reflected as a minority interest in our consolidated financial statements. The assets, liabilities and earnings of PVR are fully consolidated in PVG’s financial statements, with the interest that PVG does not own (61%, after the effect of incentive distribution rights, as of September 30, 2008) reflected as a minority interest in PVG’s condensed consolidated financial statements.

Oil and Gas Segment

Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for our oil and gas segment and the percentage change for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		%	Three Months Ended September 30,
	2008	2007	Change	2008	2007
	(in thousands, except as noted)			(per Mcfe) (1)
Financial Highlights
Revenues
Natural gas	$101,911	$65,310	56%	$10.14	$6.28
Crude oil	13,764	6,299	119%	117.64	72.40
NGL	10,481	1,290	712%	66.76	44.48
Gain on the sale of property and equipment	30,509	12,312	148%
Other income	60	120	(50)%

Total revenues	156,725	85,331	84%	13.41	7.69

Expenses
Operating	15,067	12,247	23%	1.29	1.10
Taxes other than income	6,537	4,380	49%	0.56	0.39
General and administrative	5,123	4,124	24%	0.44	0.37

Production costs	26,727	20,751	29%	2.29	1.86
Exploration	8,346	12,873	(35)%	0.71	1.16
Impairment of oil and gas properties	—	2,405	(100)%	—	0.22
Depreciation, depletion and amortization	32,665	22,152	47%	2.79	2.00

Total expenses	67,738	58,181	16%	5.79	5.24

Operating income	$88,987	$27,150	228%	$7.62	$2.45

Production
Natural gas (MMcf)	10,046	10,407	(3)%
Crude oil (MBbl)	117	87	34%
NGL (MBbl)	157	29	441%
Total production (MMcfe)	11,690	11,102	5%

(1)	Natural gas revenues are shown per Mcf, crude oil and NGL revenues are shown per Bbl and all other amounts are shown per Mcfe.

Production. Approximately 86% and 94% of production in the three months ended September 30, 2008 and 2007 was natural gas. Total production remained relatively constant from the three months ended September 30, 2007 to the same period of 2008.

The following table summarizes total natural gas, crude oil and NGL production and total natural gas, crude oil and NGL revenues by region for the three months ended September 30, 2008 and 2007:

	Natural Gas, Crude Oil and NGL Production		Natural Gas, Crude Oil and NGL Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
Region	2008	2007	2008	2007
	(MMcfe)		(in thousands)
East Texas	3,764	2,092	$40,630	$12,999
Mid-Continent	1,609	1,255	15,494	6,880
Appalachia	2,830	3,376	30,514	21,843
Mississippi	1,837	2,015	19,942	13,551
Gulf Coast	1,650	2,364	19,576	17,626

Total	11,690	11,102	$126,156	$72,899

The increased production in the East Texas region is due primarily to aggressive drilling and continued development in the region. In addition, the increased production in East Texas is due to additional processing for sales points which were previously sold as wet gas, but are now processed through the Crossroads facility. The increase in production in the Mid-Continent region is due primarily to high production wells in the Mill Creek area, higher coalbed methane production and high production wells in the Granite Wash area. The decrease in the Appalachian region is due primarily to the sale of oil and gas royalty interests to PVR in October 2007, depletion of conventional wells and horizontal coalbed methane wells. The decrease in production in the Gulf Coast region is due primarily to decreased natural gas production resulting from depletion of a prospect within that region.

Revenues. Natural gas revenues increased by $36.6 million, or 56%, from $65.3 million in the three months ended September 30, 2007 to $101.9 million in the same period of 2008. Of the $36.6 million increase, $38.9 million was the result of increased realized prices for natural gas, partially offset by a $2.3 million decrease resulting from decreased natural gas production. Our average realized price received for natural gas increased by $3.86 per Mcf, or 61%, from $6.28 per Mcf in the three months ended September 30, 2007 to $10.14 per Mcf in the same period of 2008.

Crude oil revenues increased by $7.5 million, or 119%, from $6.3 million in the three months ended September 30, 2007 to $13.8 million in the same period of 2008. Of the $7.5 million increase, $5.3 million was the result of higher realized prices for crude oil and $2.2 million was the result of increased crude oil production. Our average realized price received for crude oil increased by $45.24 per Bbl, or 63%, from $72.40 per Bbl in the three months ended September 30, 2007 to $117.64 per Bbl in the same period of 2008.

NGL revenues increased by $9.2 million, or 712%, from $1.3 million in the three months ended September 30, 2007 to $10.5 million in the same period of 2008. Of the $9.2 million increase, $5.7 million was the result of increased NGL production from the operation of a new gas processing plant in East Texas and $3.5 million was the result of higher realized prices for NGLs. Our average realized price received for NGLs increased by $22.28 per Bbl, or 50%, from $44.48 per Bbl in the three months ended September 30, 2007 to $66.76 per Bbl in the same period of 2008.

In July 2008, we completed the sale of certain unproved oil and gas acreage in Louisiana for cash proceeds of $32.0 million and recognized a $30.5 million gain on that sale in the third quarter of 2008.

Settlement of our derivative contracts that do not follow hedge accounting has no effect on our reported revenues. Our revenues may vary significantly from period to period as a result of changes in commodity prices or production volumes. As part of our risk management strategy, we use derivative financial instruments to hedge natural gas and, to a lesser extent, oil prices.

As a result of our discontinuance of hedge accounting for our commodity derivatives, in 2007 we reclassified the remaining amounts in accumulated other comprehensive income to earnings. As a result, in the three months ended September 30, 2008, no derivatives gains or losses were reported as part of natural gas, crude oil and NGL revenues.

The following table shows a summary of the effects of derivative activities on revenues and realized prices for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(per Mcf)
Natural gas revenues, as reported	$101,911	$65,310	$10.14	$6.28
Derivatives losses included in natural gas revenues	—	166	—	0.02

Natural gas revenues before impact of derivatives	101,911	65,476	10.14	6.30
Cash settlements on natural gas derivatives	(4,818)	5,372	(0.48)	0.52

Natural gas revenues, adjusted for derivatives	$97,093	$70,848	$9.66	$6.82

	(in thousands)		(per Bbl)
Crude oil revenues, as reported	$13,764	$6,299	$117.64	$72.40
Derivatives losses included in crude oil revenues	—	126	—	1.45

Crude oil revenues before impact of derivatives	13,764	6,425	117.64	73.85
Cash settlements on crude oil derivatives	(883)	(84)	(7.55)	(0.97)

Crude oil revenues, adjusted for derivatives	$12,881	$6,341	$110.09	$72.88

Expenses. Aggregate operating costs and expenses increased by $9.5 million, or 16%, from $58.2 million in the three months ended September 30, 2007 to $67.7 million in the same period of 2008, primarily due to increases in operating expenses, taxes other than income, general and administrative expenses, and DD&A, partially offset by a decrease in exploration expense.

Operating expenses increased by $2.9 million, or 23%, from $12.2 million, or $1.10 per Mcfe, in the three months ended September 30, 2007 to $15.1 million, or $1.29 per Mcfe, in the same period of 2008. This increase is due primarily to increased compressor rentals in the East Texas region due to volume growth, where our drilling program is highly active; and increased processing fees related to the Crossroads plant. In addition, we incurred increased discrete operating expenses related to increased sales volume in the three months ended September 30, 2008.

Taxes other than income increased by $2.1 million, or 49%, from $4.4 million in the three months ended September 30, 2007 to $6.5 million in the same period of 2008 primarily due to increased severance taxes related to higher commodity prices and increased production, as well as increased ad valorem taxes due to growth in East Texas and in the Appalachian regions horizontal coalbed methane production.

General and administrative expenses increased by $1.0 million, or 24%, from $4.1 million in the three months ended September 30, 2007 to $5.1 million in the same period of 2008 primarily due to increased staffing costs in the East Texas and Mid-Continent regions.

Exploration expenses in the three months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Dry hole costs	$959	$6,318
Geological and geophysical	1,668	627
Unproved leasehold	4,562	5,664
Other	1,157	264

Total	$8,346	$12,873

Exploration expenses decreased by $4.6 million, or 35%, from $12.9 million in the three months ended September 30, 2007 to $8.3 million in the same period of 2008. The decrease in dry hole costs was primarily due to the write-off of one exploratory well in the East Texas region and one exploratory well in the Gulf Coast region in the three months ended September 30, 2007, compared to the write-off of one exploratory well in the Gulf Coast region in the three months ended September 30, 2008. Geological and geophysical expenses increased primarily due to increased seismic purchases in the Mississippi and Gulf Coast regions. The decrease in unproved leasehold expenses is due primarily to the $2.7 million write-off of a prospect in the Mid-Continent region that we incurred in the three months ended September 30, 2007. The increase in other expenses was primarily related to additional delay rentals in the Gulf Coast region caused by the renewal of leases in the certain prospects.

We recorded $2.4 million of impairment charges in the three months ended September 30, 2007 related to changes in estimates of the reserve bases of fields in the Gulf Coast and Mid-Continent regions. No reserves were impaired in the three months ended September 30, 2008.

DD&A expenses increased by $10.5 million, or 47%, from $22.2 million in the three months ended September 30, 2007 to $32.7 million in the same period of 2008, primarily due to the increase in equivalent production and higher depletion rates. Our average depletion rate increased by $0.79 per Mcfe, or 40%, from $2.00 per Mcfe in the three months ended September 30, 2007 to $2.79 per Mcfe in the same period of 2008 due to higher drilling costs in the East Texas, Gulf Coast and Mid-Continent regions. The higher drilling costs were due primarily to increased rig day rates, increased steel costs and our increased drilling efforts in those regions.

Nine Months Ended September 30, 2008 Compared With the Nine Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for our oil and gas segment and the percentage change for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		%	Nine Months Ended September 30,
	2008	2007	Change	2008	2007
	(in thousands, except as noted)			(per Mcfe) (1)
Financial Highlights
Revenues
Natural gas	$295,636	$193,961	52%	$9.90	$6.96
Crude oil	37,442	14,985	150%	113.12	$62.44
NGL	18,887	3,458	446%	62.96	36.02
Gain on the sale of property and equipment	30,543	12,239	150%
Other income	883	868	2%

Total revenues	383,391	225,511	70%	11.39	7.55

Expenses
Operating	43,370	31,190	39%	1.29	1.04
Taxes other than income	19,480	13,249	47%	0.58	0.44
General and administrative	14,870	11,026	35%	0.44	0.37

Production costs	77,720	55,465	40%	2.31	1.85
Exploration	19,765	23,610	(16)%	0.59	0.79
Impairment of oil and gas properties	—	2,405	(100)%	—	0.08
Depreciation, depletion and amortization	90,849	58,628	55%	2.70	1.96

Total expenses	188,334	140,108	34%	5.60	4.68

Operating income	$195,057	$85,403	128%	$5.79	$2.87

Production
Natural gas (MMcf)	29,869	27,872	7%
Crude oil (MBbl)	331	240	38%
NGL (MBbl)	300	96	213%
Total production (MMcfe)	33,655	29,888	13%

(1)	Natural gas revenues are shown per Mcf, crude oil and NGL revenues are shown per Bbl and all other amounts are shown per Mcfe.

Production. Approximately 89% and 93% of production in the nine months ended September 30, 2008 and 2007 was natural gas. Total production increased by 3.8 Bcfe, or 13%, from 29.9 Bcfe in the nine months ended September 30, 2007 to 33.7 Bcfe in the same period of 2008, primarily due to increased production in the East Texas and Mid-Continent regions, partially offset by decreased production in the Gulf Coast region.

In the nine months ended September 30, 2008, we drilled a successful horizontal Lower Bossier Shale well in Harrison County, Texas. Based on this successful horizontal test, we have four drilling rigs currently drilling horizontal Lower Bossier Shale wells.

The following table summarizes total natural gas, crude oil and NGL production and total natural gas, crude oil and NGL revenues by region for the nine months ended September 30, 2008 and 2007:

	Natural Gas, Crude Oil and NGL Production		Natural Gas, Crude Oil and NGL Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
Region	2008	2007	2008	2007
	(MMcfe)		(in thousands)
East Texas	9,986	5,307	$108,427	$37,436
Mid-Continent	4,724	2,927	44,915	17,065
Appalachia	8,575	9,425	86,488	66,817
Mississippi	5,462	5,663	56,161	40,606
Gulf Coast	4,908	6,566	55,974	50,480

Total	33,655	29,888	$351,965	$212,404

The increased production in the East Texas region is due primarily to aggressive drilling and continued development in the region. In addition, the increased production in East Texas is due to additional processing for sales points which were previously sold as wet gas, but are now processed through the Crossroads facility. The increase in production in the Mid-Continent region is due primarily to high production wells in the Mill Creek area, higher coalbed methane production and high production wells in the Granite Wash area. The decrease in the Appalachian region is due primarily to the sale of oil and gas royalty interests to PVR in October 2007. The decrease in production in the Gulf Coast region is due primarily to decreased natural gas production resulting from depletion of certain prospects within that region.

Revenues. Natural gas revenues increased by $101.6 million, or 52%, from $194.0 million in the nine months ended September 30, 2007 to $295.6 million in the same period of 2008. Of the $101.6 million increase, $87.7 million was the result of increased realized prices for natural gas and $13.9 million was the result of increased natural gas production from drilling. Our average realized price received for natural gas increased by $2.94 per Mcf, or 42%, from $6.96 per Mcf in the nine months ended September 30, 2007 to $9.90 per Mcf in the same period of 2008.

Crude oil revenues increased by $22.4 million, or 150%, from $15.0 million in the nine months ended September 30, 2007 to $37.4 million in the same period of 2008. Of the $22.4 million increase, $16.8 million was the result of higher realized prices for crude oil and $5.6 million was the result of increased crude oil production. Our average realized price received for crude oil increased by $50.68 per Bbl, or 81%, from $62.44 per Bbl in the nine months ended September 30, 2007 to $113.12 per Bbl in the same period of 2008.

NGL revenues increased by $15.4 million, or 446%, from $3.5 million in the nine months ended September 30, 2007 to $18.9 million in the same period of 2008. Of the $15.4 million increase, $8.1 million was the result of higher realized prices for NGLs and $7.3 million was the result of increased NGL production. Our average realized price received for NGLs increased by $26.94 per Bbl, or 75%, from $36.02 per Bbl in the nine months ended September 30, 2007 to $62.96 per Bbl in the same period of 2008.

In July 2008, we completed the sale of certain oil and gas properties in Louisiana for cash proceeds of $32.0 million and recognized a $30.5 million gain on that sale in the third quarter of 2008.

Settlement of our derivative contracts that do not follow hedge accounting has no effect on our reported revenues. Our revenues may vary significantly from period to period as a result of changes in commodity prices or production volumes. As part of our risk management strategy, we use derivative financial instruments to hedge natural gas and, to a lesser extent, oil prices.

As a result of our discontinuance of hedge accounting for our commodity derivatives, in 2007 we reclassified the remaining amounts in accumulated other comprehensive income to earnings. As a result, in the nine months ended September 30, 2008, no derivatives gains or losses were reported as part of natural gas, crude oil and NGL revenues.

The following table shows a summary of the effects of derivative activities on revenues and realized prices for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(per Mcf)
Natural gas revenues, as reported	$295,636	$193,961	$9.90	$6.96
Derivatives gains included in natural gas revenues	—	(315)	—	(0.01)

Natural gas revenues before impact of derivatives	295,636	193,646	9.90	6.95
Cash settlements on natural gas derivatives	(12,265)	11,241	(0.41)	0.40

Natural gas revenues, adjusted for derivatives	$283,371	$204,887	$9.49	$7.35

	(in thousands)		(per Bbl)
Crude oil revenues, as reported	$37,442	$14,985	$113.12	$62.44
Derivatives losses included in crude oil revenues	—	383	—	1.60

Crude oil revenues before impact of derivatives	37,442	15,368	113.12	64.04
Cash settlements on crude oil derivatives	(1,196)	3	(3.62)	0.01

Crude oil revenues, adjusted for derivatives	$36,246	$15,371	$109.50	$64.05

Expenses. Aggregate operating costs and expenses increased by $48.2 million, or 34%, from $140.1 million in the nine months ended September 30, 2007 to $188.3 million in the same period of 2008, primarily due to increased operating expenses, taxes other than income, general and administrative expenses and DD&A, partially offset by a decrease in exploration expense.

Operating expenses increased by $12.2 million, or 39%, from $31.2 million, or $1.04 per Mcfe, in the nine months ended September 30, 2007 to $43.4 million, or $1.29 per Mcfe, in the same period of 2008. This increase is due primarily to increased compressor rentals in East Texas and in the Mid-Continent region; increased water disposal costs in East Texas related to increased production and internal facilities being constructed; increased repairs and maintenance expenses in the Mississippi, Mid-Continent and East Texas regions; and increased processing fees related to the Crossroads plant.

Taxes other than income increased by $6.2 million, or 47%, from $13.3 million in the nine months ended September 30, 2007 to $19.5 million in the same period of 2008, primarily due to an increase in severance and ad valorem taxes related to higher commodity prices and increased production.

General and administrative expenses increased by $3.9 million, or 35%, from $11.0 million in the nine months ended September 30, 2007 to $14.9 million in the same period of 2008, primarily due to increased staffing costs in the East Texas and Mid-Continent regions.

Exploration expenses in the nine months ended September 30, 2008 and 2007 consisted of the following:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Dry hole costs	$3,790	$10,045
Geological and geophysical	2,697	2,209
Unproved leasehold	11,202	10,401
Other	2,076	955

Total	$19,765	$23,610

Exploration expenses decreased by $3.8 million, or 16%, from $23.6 million, in the nine months ended September 30, 2007 to $19.8 million in the same period of 2008. The decrease in dry hole costs was primarily due to the write-off of three exploratory wells in the Gulf Coast region and one exploratory well in the East Texas region in the nine months ended September 30, 2007, compared to the write-off of one exploratory well in the Gulf Coast region in the nine months ended September 30, 2008. Geological and geophysical expenses increased due to seismic expenses incurred primarily in Mississippi and Northeast Texas. Unproved leasehold expenses increased in the Mid-Continent and Gulf Coast regions primarily due to expiring leases on certain of our prospects. Other expenses increased due to increased delay rentals in the Gulf Coast region primarily related to lease renewals on our prospects.

We recorded $2.4 million of impairment charges in the nine months ended September 30, 2007 related to changes in estimates of the reserve bases of fields in the Gulf Coast and Mid-Continent regions. No reserves were impaired in the nine months ended September 30, 2008.

DD&A expenses increased by $32.3 million, or 55%, from $58.6 million in the nine months ended September 30, 2007 to $90.9 million in the same period of 2008, primarily due to the increase in equivalent production and higher depletion rates. Our average depletion rate increased by $0.74 per Mcfe, or 38%, from $1.96 per Mcfe in the nine months ended September 30, 2007 to $2.70 per Mcfe in the same period of 2008 due to higher drilling costs and production in the East Texas and Mid-Continent regions. The higher drilling costs were due primarily to increased rig day rates and increased steel costs.

PVR Coal and Natural Resource Management Segment

Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$33,308	$24,426	36%
Coal services	1,815	1,955	(7)%
Timber	1,911	113	1591%
Oil and gas royalty	1,940	264	635%
Other	2,686	1,658	62%

Total revenues	41,660	28,416	47%

Expenses
Coal royalties expense	2,125	979	117%
Other operating	752	1,020	(26)%
Taxes other than income	373	242	54%
General and administrative	3,321	2,630	26%
Depreciation, depletion and amortization	8,794	5,833	51%

Total expenses	15,365	10,704	44%

Operating income	$26,295	$17,712	48%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,496	8,842	(4)%

Average royalties revenues per ton ($/ton)	$3.92	$2.76	42%
Less royalties expense per ton ($/ton)	(0.25)	(0.11)	127%

Average net coal royalties per ton ($/ton)	$3.67	$2.65	38%

Revenues. Coal royalties revenues increased by $8.9 million, or 36%, from $24.4 million in the three months ended September 30, 2007 to $33.3 million in the same period of 2008. Coal royalties expense increased by $1.1 million, or 117%, from $1.0 million in the three months ended September 30, 2007 to $2.1 million in the same period of 2008, primarily due to increases in production on subleased property. The average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, increased by $1.02 per ton, or 38%, from $2.65 per ton in the three months ended September 30, 2007 to $3.67 per ton in the same period of 2008. The increase in the average net coal royalty per ton was due primarily to the higher royalty revenues per ton received in Central Appalachia. The increase in royalty revenues per ton received in Central Appalachia was due primarily to higher average sales price of coal in this region.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the three months ended September 30, 2008 and 2007:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Property	2008	2007	2008	2007	2008	2007
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	4,815	4,660	$25,184	$16,799	$5.23	$3.60
Northern Appalachia	983	1,337	1,931	2,051	1.96	1.53
Illinois Basin	1,110	1,293	2,923	2,470	2.63	1.91
San Juan Basin	1,588	1,552	3,270	3,106	2.06	2.00

Total	8,496	8,842	$33,308	$24,426	$3.92	$2.76

Less coal royalties expense (1)			(2,125)	(979)	(0.25)	(0.11)

Net coal royalties revenues			$31,183	$23,447	$3.67	$2.65

(1)	PVR’s coal royalties expense is incurred primarily in the Central Appalachian region.

Coal production in Northern Appalachia decreased by 0.3 million tons, or 26%, from 1.3 million tons in the three months ended September 30, 2007 to 1.0 million tons in the same period of 2008. This decrease is primarily due to adverse longwall mining conditions. Coal production in the Illinois Basin decreased by 0.2 million tons, or 14%, from 1.3 million tons in the three months ended September 30, 2007 to 1.1 million tons in the same period of 2008. This decrease is primarily due to the closing of a mine in that region in 2008. Coal production in Central Appalachia and the San Juan Basin remained relatively constant from the three months ended September 30, 2007 to the same period of 2008.

Coal services revenues remained relatively constant in the three months ended September 30, 2007 to the same period of 2008. Timber revenues increased by $1.8 million, or 1,591%, from $0.1 million in the three months ended September 30, 2007 to $1.9 million in the same period of 2008, due to the effects of the September 2007 forestland acquisition. Oil and gas royalty revenues increased by $1.6 million, or 635%, from $0.3 million in the three months ended September 30, 2007 to $1.9 million in the same period of 2008, due to the increased royalties resulting from the October 2007 oil and gas royalty interest acquisition. Other revenues increased by $1.0 million, or 62%, from $1.7 million in the three months ended September 30, 2007 to $2.7 million in the same period of 2008 primarily due to a $0.8 million gain on the sale of coal reserves.

Expenses. Other operating expenses decreased by $0.2 million, or 26%, from $1.0 million in the three months ended September 30, 2007 to $0.8 million in the same period of 2008, primarily due to decreased core-hole drilling. Taxes other than income remained relatively constant in the three months ended September 30, 2007 to the same period of 2008. General and administrative expenses increased by $0.7 million, or 26%, from $2.6 million in the three months ended September 30, 2007 to $3.3 million in the same period of 2008, primarily due to increased staffing costs. DD&A expenses increased by $3.0 million, or 51%, from $5.8 million in the three months ended September 30, 2007 to $8.8 million in the same period of 2008, primarily due to increased depletion resulting from the September 2007 forestland acquisition and the October 2007 oil and gas royalty interest acquisition.

Nine Months Ended September 30, 2008 Compared With the Nine Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$88,911	$73,455	21%
Coal services	5,518	5,648	(2)%
Timber	5,328	530	905%
Oil and gas royalty	4,730	847	458%
Other	6,523	4,830	35%

Total revenues	111,010	85,310	30%

Expenses
Coal royalties expense	8,034	4,582	75%
Other operating	1,488	2,086	(29)%
Taxes other than income	1,115	832	34%
General and administrative	9,780	7,989	22%
Depreciation, depletion and amortization	22,733	16,643	37%

Total expenses	43,150	32,132	34%

Operating income	$67,860	$53,178	28%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	24,975	25,186	(1)%

Average royalties revenues per ton ( $/ton)	$3.56	$2.92	22%
Less royalties expense per ton ($/ton)	(0.32)	(0.18)	78%

Average net coal royalties per ton ($/ton)	$3.24	$2.74	18%

Revenues. Coal royalties revenues increased by $15.4 million, or 21%, from $73.5 million in the nine months ended September 30, 2007 to $88.9 million in the same period of 2008. Coal royalties expense increased by $3.4 million, or 75%, from $4.6 million in the nine months ended September 30, 2007 to $8.0 million in the same period of 2008, due primarily to the increase in production on subleased property. The average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, increased by $0.50 per ton, or 18%, from $2.74 per ton in the nine months ended September 30, 2007 to $3.24 per ton in the same period of 2008. The increase in the average net coal royalty per ton was due primarily to the higher royalty revenues per ton received in Central Appalachia. The increase in royalty revenues per ton received in Central Appalachia was due primarily to higher average sales prices for coal in this region.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the nine months ended September 30, 2008 and 2007:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2008	2007	2008	2007	2008	2007
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	14,770	14,635	$68,213	$53,983	$4.62	$3.69
Northern Appalachia	2,767	3,787	4,922	5,808	1.78	1.53
Illinois Basin	3,262	2,413	7,173	4,957	2.20	2.05
San Juan Basin	4,176	4,351	8,603	8,707	2.06	2.00

Total	24,975	25,186	$88,911	$73,455	$3.56	$2.92

Less coal royalties expense (1)			(8,034)	(4,582)	(0.32)	(0.18)

Net coal royalties revenues			$80,877	$68,873	$3.24	$2.74

(1)	Our coal royalties expense is incurred primarily in the Central Appalachian region.

Coal production in Northern Appalachia decreased by 1.0 million tons, or 27%, from 3.8 million tons in the nine months ended September 30, 2007 to 2.8 million tons in the same period of 2008. This decrease was due primarily to adverse longwall mining conditions. Coal production in the Illinois Basin increased by 0.9 million tons, or 35%, from 2.4 million tons in the nine months ended September 30, 2007 to 3.3 million tons in the same period of 2008. This increase was due primarily to nine months of production in 2008 on the coal reserves that we acquired in June 2007. Coal production in Central Appalachia and in the San Juan Basin remained relatively constant from the nine months ended September 30, 2007 to the same period of 2008.

Coal services revenues remained relatively constant from the nine months ended September 30, 2007 to the same period of 2008. Timber revenues increased by $4.8 million, or 905%, from $0.5 million in the nine months ended September 30, 2007 to $5.3 million in the same period of 2008 primarily due to the effects of the September 2007 forestland acquisition. Oil and gas royalty revenues increased by $3.9 million, or 458%, from $0.8 million in the nine months ended September 30, 2007 to $4.7 million in the same period of 2008 primarily due to the increased royalties resulting from the October 2007 oil and gas royalty interest acquisition. Other revenues increased by $1.7 million, or 35%, from $4.8 million in the nine months ended September 30, 2007 to $6.5 million in the same period of 2008, primarily due to increased wheelage attributable to better longwall production and increased coal sales prices compared to the same period of 2007 and a $0.8 million gain on the sale of coal reserves.

Expenses. Other operating expenses decreased by $0.6 million, or 29%, from $2.1 million in the nine months ended September 30, 2007 to $1.5 million in the same period of 2008, primarily due to a decrease in core-hole drilling. Taxes other than income increased by $0.3 million, or 34%, from $0.8 million in the nine months ended September 30, 2007 to $1.1 million in the same period of 2008, primarily due to increased severance taxes resulting from the September 2007 forestland acquisition and the October 2007 oil and gas royalty interest acquisition. General and administrative expenses increased by $1.8 million, or 22%, from $8.0 million in the nine months ended September 30, 2007 to $9.8 million in the same period of 2008, primarily due to increased staffing costs as well as increased accounting and auditing fees. DD&A expenses increased by $6.1 million, or 37%, from $16.6 million in the nine months ended September 30, 2007 to $22.7 million in the same period of 2008 primarily due to increased depletion resulting from the September 2007 forestland acquisition and the October 2007 oil and gas royalty interest acquisition.

PVR Natural Gas Midstream Segment

Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$158,709	$52,343	203%
Natural gas liquids	72,349	42,510	70%
Condensate	7,202	3,251	122%
Gathering, processing and transportation fees	3,022	2,266	33%

Total natural gas midstream revenues (1)	241,282	100,370	140%
Equity earnings in equity investment	981	—	—
Producer services	1,353	1,418	(5)%

Total revenues	243,616	101,788	139%

Expenses
Cost of midstream gas purchased (1)	211,262	76,192	177%
Operating	6,164	3,225	91%
Taxes other than income	596	424	41%
General and administrative	3,757	3,076	22%
Depreciation and amortization	8,109	4,812	69%

Total operating expenses	229,888	87,729	162%

Operating income	$13,728	$14,059	(2)%

Operating Statistics
System throughput volumes (MMcf)	27,744	17,844	55%
System throughput volumes (MMcfd)	302	194	56%
Gross margin	$30,020	$24,178	24%
Impact of derivatives	(12,551)	(3,398)	269%

Gross margin, adjusted for impact of derivatives	$17,469	$20,780	(16)%

Gross margin ($/Mcf)	$1.08	$1.35	(20)%
Impact of derivatives ($/Mcf)	(0.45)	(0.19)	137%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.63	$1.16	(46)%

(1)	In the three months ended September 30, 2008, PVR recorded $55.7 million of natural gas midstream revenue and $55.7 million for the cost of midstream gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P. (“PVOG”) and the subsequent sale of that gas to third parties. These transactions do not impact the gross margin.

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

Natural gas midstream revenues increased by $140.9 million, or 140%, from $100.4 million in the three months ended September 30, 2007 to $241.3 million in the same period of 2008. Cost of midstream gas purchased increased by $135.1 million, or 177%, from $76.2 million in the three months ended September 30, 2007 to $211.3 million in the same period of 2008. The gross margin increased by $5.8 million, or 24%, from $24.2 million in the three months ended September 30, 2007 to $30.0 million in the same period of 2008. The gross margin increase was a result of increased commodity pricing, increased system throughput volume and higher fractionation, or “frac” spreads during the three months ended September 30, 2008 compared to the same period of 2007. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 108 MMcfd, or 56%, from 194 MMcfd in the three months ended September 30, 2007 to 302 MMcfd in the same period of 2008. This increase in throughput volumes is due primarily to the Crossroads plant in East Texas, which became fully operational in 2008, and to the Lone Star Acquisition, which PVR consummated in the third quarter of 2008. Also, the continued successful development by producers operating in the vicinity of PVR’s systems, as well as PVR’s success in contracting and connecting new supply contributed to the increase in throughput volume.

In 2008, PVR’s two expansion projects related to natural gas processing facilities were operational. These two natural gas processing facilities include the Spearman plant in the Texas Panhandle, which was placed into service in February 2008 and has approximately 60 MMcfd capacity, and the Crossroads plant in East Texas, which was placed in service in April 2008 and has approximately 80 MMcfd capacity. The Crossroads plant will process most of the Cotton Valley gas production for Penn Virginia, and the Spearman plant will process gas that had previously bypassed the Beaver plant.

During the three months ended September 30, 2008, PVR generated a majority of its gross margin from contractual arrangements under which the margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. Adjusted for the impact of derivative financial instruments, the gross margin decreased by $3.3 million, or 16%, from $20.8 million for the three months ended September 30, 2007 to $17.5 million for the same period of 2008. On a per Mcf basis, the gross margin adjusted for the impact of derivatives decreased by $0.53, or 46%, from $1.16 per Mcf in the three months ended September 30, 2007 to $0.63 per Mcf in the same period of 2008. The decrease in gross margin on a per Mcf basis was due to increased fee-based volumes associated with the Lone Star Acquisition and Crossroads plant.

The following factors played a role in the decrease in gross margin adjusted for the impact of derivatives. At PVR’s Beaver/Spearman complex, which accounts for the majority of PVR’s system throughput volumes and processed natural gas, PVR’s gross margin decreased related to NGL production and transportation issues during the three months ended September 30, 2008. During this time, PVR experienced pipeline curtailments and fractionation facilities began allocating fractionation capacity, which forced PVR to store a portion of its NGL production. These curtailments and allocations occurred downstream and were not related to PVR’s facilities. Additionally, NGLs produced during the month of September were curtailed due to flooding and damage caused by Hurricane Ike. Many of the chemical plants on the Texas and Louisiana coast remained down during the weeks following the hurricane and were unable to take fractionated products. This resulted in the curtailment of NGLs by the fractionation facilities causing PVR to reduce recoveries of NGLs from the natural gas stream. Both of these factors caused a corresponding decrease in gross margin. PVR expects all of the storage inventory at the end of the third quarter to be sold during the fourth quarter. In addition, the downstream fractionators and chemical plants are anticipated to continue their return to normal operations throughout the quarter. These factors as well as increased fee-based volumes associated with the Lone Star Acquisition and Crossroads plant contributed to the decrease in gross margin on a per Mcf basis.

Producer Services. Producer services revenues remained relatively constant from the three months ended September 30, 2007 to the same period of 2008.

Equity Earnings in Equity Investment. This increase is due to PVR’s 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired this member interest in April 2008.

Expenses. Total operating costs and expenses increased primarily due to increases in operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $3.0 million, or 91%, from $3.2 million in the three months ended September 30, 2007 to $6.2 million in the same period of 2008, primarily due to expenses related to PVR’s expanding footprint in areas of operation, including acquisitions by PVR and the addition of the Spearman and Crossroads plants. These expenses include increased repairs and maintenance expenses, increased compressor rentals, chemical and treating expenses and increased employee expenses. Taxes other than income increased by $0.2 million, or 41%, from $0.4 million in the three months ended September 30, 2007 to $0.6 million in the same period of 2008, primarily due to increased property taxes related to PVR’s acquisitions and expansion projects. General and administrative expenses increased by $0.7 million, or 22%, from $3.1 million in the three months ended September 30, 2007 to $3.8 million in the same period of 2008, primarily due to increased staffing costs and accounting and auditing fees incurred. Depreciation and amortization expenses increased by $3.3 million, or 69%, from $4.8 million in the three months ended September 30, 2007 to $8.1 million in the same period of 2008. This increase is primarily due to PVR’s acquisitions, which include the Lone Star Acquisition, and expansion capital incurred, which includes the Spearman and Crossroads plants.

Nine Months Ended September 30, 2008 Compared With the Nine Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$373,913	$181,407	106%
Natural gas liquids	199,053	115,660	72%
Condensate	21,870	9,324	135%
Gathering, processing and transportation fees	6,291	3,704	70%

Total natural gas midstream revenues (1)	601,127	310,095	94%
Equity earnings in equity investment	1,537	—	—
Producer services	4,921	3,143	57%

Total revenues	607,585	313,238	94%

Expenses
Cost of midstream gas purchased (1)	513,778	251,000	105%
Operating	15,031	9,567	57%
Taxes other than income	1,902	1,280	49%
General and administrative	10,559	9,119	16%
Depreciation and amortization	18,589	13,957	33%

Total operating expenses	559,859	284,923	96%

Operating income	$47,726	$28,315	69%

Operating Statistics
System throughput volumes (MMcf)	68,915	50,763	36%
System throughput volumes (MMcfd)	252	186	35%
Gross margin	$87,349	$59,095	48%
Impact of derivatives	(29,151)	(5,531)	427%

Gross margin, adjusted for impact of derivatives	$58,198	$53,564	9%

Gross margin ($/Mcf)	$1.27	$1.16	9%
Impact of derivatives ($/Mcf)	(0.42)	(0.11)	282%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.85	$1.05	(19)%

(1)	In the nine months ended September 30, 2008, PVR recorded $105.5 million of natural gas midstream revenue and $105.5 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG and the subsequent sale of that gas to third parties. These transactions do not impact the gross margin.

Gross Margin. Natural gas midstream revenues increased by $291.0 million, or 94%, from $310.1 million in the nine months ended September 30, 2007 to $601.1 million in the same period of 2008. Cost of midstream gas purchased increased by $262.8 million, or 105%, from $251.0 million in the nine months ended September 30, 2007 to $513.8 million in the same period of 2008. The gross margin increased by $28.2 million, or 48%, from $59.1 million in the nine months ended September 30, 2007 to $87.3 million in the same period of 2008. The gross margin increase was a result of increased commodity pricing, increased system throughput volume production and higher fractionation, or “frac” spreads during the nine months ended September 30, 2008 compared to the same period of 2007. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 66 MMcfd, or 35%, from 186 MMcfd in the nine months ended September 30, 2007 to 252 MMcfd in the same period of 2008. This increase in throughput volumes is due primarily to the Crossroads plant in East Texas, which became fully operational in 2008, and to the Lone Star Acquisition, which PVR consummated in the third quarter of 2008. Also, the continued successful development by producers operating in the vicinity of our systems, as well as PVR’s success in contracting and connecting new supply contributed to the increase in throughput volume.

In 2008, PVR’s two expansion projects related to natural gas processing facilities were operational. These two natural gas processing facilities included the Spearman plant in the Texas Panhandle, which was placed into service in February 2008 and has approximately 60 MMcfd capacity and the Crossroads plant in East Texas, which was placed in service in April 2008 and has approximately 80 MMcfd capacity. The Crossroads plant will process most of the Cotton Valley gas production for Penn Virginia, and the Spearman plant will process gas that had previously bypassed the Beaver plant.

During the nine months ended September 30, 2008, PVR generated a majority of the gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. Adjusted for the impact of derivative financial instruments, the gross margin increased by $4.6 million, or 9%, from $53.6 million for the nine months ended September 30, 2007 to $58.2 million for the same period of 2008. On a per Mcf basis, the gross margin adjusted for the impact of derivatives decreased by $0.20, or 19%, from $1.05 per Mcf in the nine months ended September 30, 2007 to $0.85 in the same period of 2008. The decrease in gross margin on a per Mcf basis was due to increased fee-based volumes associated with the Lone Star Acquisition and Crossroads plant.

The following factors played a role in the decrease in gross margin adjusted for the impact of derivatives. At PVR’s Beaver/Spearman complex, which accounts for the majority of PVR’s system throughput volumes and processed natural gas, PVR’s gross margin decreased related to NGL production and transportation issues during the nine months ended September 30, 2008. During this time, PVR experienced pipeline curtailments and fractionation facilities began allocating fractionation capacity, which forced PVR to store a portion of its NGL production. These curtailments and allocations occurred downstream and were not related to PVR’s facilities. Additionally, NGLs produced during the month of September were curtailed due to flooding and damage caused by Hurricane Ike. Many of the chemical plants on the Texas and Louisiana coast remained down during the weeks following the hurricane and were unable to take fractionated products. This resulted in the curtailment of NGLs by the fractionation facilities causing PVR to reduce recoveries of NGLs from the natural gas stream. Both of these factors caused a corresponding decrease in gross margin. PVR expects all of the storage inventory at the end of the third quarter to be sold during the fourth quarter. In addition, the downstream fractionators and chemical plants are anticipated to continue their return to normal operations throughout the quarter. These factors as well as increased fee-based volumes associated with the Lone Star Acquisition and Crossroads plant contributed to the decrease in gross margin on a per Mcf basis.

Producer Services. Producer services revenues increased by $1.8 million, or 57%, from $3.1 million in the nine months ended September 30, 2007 to $4.9 million in the same period of 2008 primarily due to an increase in collected agent fees for the marketing of ours and others’ natural gas production.

Equity Earnings in Equity Investment. This increase is due to PVR’s 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired this member interest in April 2008.

Expenses. Total operating costs and expenses increased primarily due to increases in operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $5.4 million, or 57%, from $9.6 million in the nine months ended September 30, 2007 to $15.0 million in the same period of 2008, primarily due to expenses related to PVR’s expanding footprint in areas of operation, including acquisitions by PVR and the addition of the Spearman and Crossroads plants. These expenses include increased repairs and maintenance expenses, increased compressor rentals, chemical and treating expenses and increased employee expenses. Taxes other than income increased by $0.6 million, or 49%, from $1.3 million in the nine months ended September 30, 2007 to $1.9 million in the same period of 2008, primarily due to increased property taxes resulting from PVR’s acquisitions and from the construction of the Spearman and Crossroads plants, and is also due to increased payroll taxes resulting from increased staffing. General and administrative expenses increased by $1.5 million, or 16%, from $9.1 million in the nine months ended September 30, 2007 to $10.6 million in the same period of 2008 primarily due to increased staffing costs and due to accounting and auditing fees incurred. Depreciation and amortization expenses increased by $4.6 million, or 33%, from $14.0 million in the nine months ended September 30, 2007 to $18.6 million in the same period of 2008. This increase is primarily due to PVR’s acquisitions, which include the Lone Star Acquisition, and expansion capital incurred, which includes the Spearman and Crossroads plants.

Eliminations and Other

Our eliminations and other results consist of elimination of intercompany sales, corporate operating expenses, interest expense, derivative expenses and minority interest.

Corporate Operating Expenses. Corporate operating expenses primarily consist of general and administrative expenses other than from our oil and gas segment, the PVR coal and natural resource management and the PVR natural gas midstream segments. Corporate operating expenses remained relatively constant from the three months ended September 30, 2007 to the same period of 2008. Corporate operating expenses increased by $4.0 million, or 20%, from $19.8 million in the nine months ended September 30, 2007 to $23.8 million in the same period of 2008. These increases are primarily due to increased general and administrative expenses resulting from wage increases, increased consulting expenses and the recognition of additional stock-based compensation expenses. We also recognized higher depreciation expense in the nine months ended September 30, 2007 compared to the same period of 2008 due to amounts capitalized as part of a software implementation.

Interest Expense. Our consolidated interest expense increased by $1.1 million, or 10%, from $10.8 million in the three months ended September 30, 2007 to $11.9 million in the same period of 2008. Our consolidated interest expense increased by $5.7 million, or 22%, from $25.9 million in the nine months ended September 30, 2007 to $31.6 million in the same period of 2008. Our consolidated interest expense is comprised of the following:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Source	2008	2007		2008	2007
	(in thousands)			(in thousands)
Penn Virginia borrowings	$(5,045)	$(7,213)		$(15,111)	$(17,003)
Penn Virginia capitalized interest	492	1,048		1,555	2,965
Penn Virginia interest rate swaps	(325)	—		(678)	2
PVR borrowings	(6,206)	(4,852)		(16,828)	(12,360)
PVR capitalized interest	—	—		675	—
PVR interest rate swaps	(854)	174		(1,213)	518

Total interest expense	$(11,938)	$(10,843)	10%	$(31,600)	$(25,878)	22%

Total interest expense related to our borrowings, capitalized interest and interest rate swaps decreased by $1.3 million, or 21%, from $6.2 million in the three months ended September 30, 2007 to $4.9 million in the same period of 2008. This decrease is due primarily to a decrease in the effective interest rate from the three months ended September 30, 2007 to the same period of 2008. Our oil and gas segment also capitalized $0.5 million and $1.0 million of interest in the three months ended September 30, 2008 and 2007. The borrowings and the capitalized interest for both periods were related to our oil and gas segment drilling program and unproved properties where it is anticipated exploratory and development testing will occur. In connection with periodic settlements, we recognized $0.3 million in net hedging losses on the Revolver Swaps in interest expense for the three months ended September 30, 2008.

Total interest expense related to our borrowings, capitalized interest and interest rate swaps remained relatively constant from the nine months ended September 30, 2007 to the same period of 2008. Our oil and gas segment capitalized $1.6 million and $3.0 million of interest in the nine months ended September 30, 2008 and 2007. Both the borrowings and the capitalized interest for both periods were related to our oil and gas segment drilling proram and unproved properties where it is anticipated exploratory and development testing will occur. In addition, the borrowings were also related to the $62.8 million in proved property acquisitions that we made in 2007. In connection with periodic settlements, we recognized $0.7 million in net hedging losses on the Revolver Swaps in interest expense for the nine months ended September 30, 2008.

PVR’s interest expense increased by $2.4 million, or 51%, from $4.7 million in the three months ended September 30, 2007 to $7.1 million in the same period of 2008. This increase is primarily due to the increase in PVR’s average debt balance, which increased from $295.7 million for the three months ended September 30, 2007 to $510.1 million for the same period of 2008. The increase in PVR’s average debt balance is due primarily to acquisitions and expansion activity. PVR had no capitalized interest in the three months ended September 30, 2008 and 2007. In connection with periodic settlements, PVR recognized $0.9 million in net hedging losses on the PVR Revolver Swaps in interest expense for the three months ended September 30, 2008.

PVR’s interest expense increased by $5.6 million, or 47%, from $11.8 million in the nine months ended September 30, 2007 to $17.4 million in the same period of 2008. This increase is primarily due to the increase in PVR’s average debt balance, which increased from $253.8 million for the nine months ended September 30, 2007 to $454.3 million for the same period of 2008. The increase in PVR’s average debt balance is due primarily to acquisitions and expansion activity. PVR also capitalized $0.7 million of interest costs in the nine months ended September 30, 2008 related to the construction of the Spearman and Crossroads plants. PVR had no capitalized interest in the nine months ended September 30, 2007. In connection with periodic settlements, PVR recognized $1.2 million in net hedging losses on the PVR Revolver Swaps in interest expense for the nine months ended September 30, 2008.

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

In the three months ended September 30, 2008, consolidated derivative gains were $125.1 million for changes in fair value. Cash paid for settlements totaled $19.8 million for the three months ended September 30, 2008. The derivative expenses in the three months ended September 30, 2007 were $4.5 million for changes in fair value. Cash received for settlements totaled $0.6 million for the three months ended September 30, 2007.

In the nine months ended September 30, 2008, consolidated derivative expenses were $4.4 million for changes in fair value. Cash paid for settlements totaled $46.7 million for the nine months ended September 30, 2008. The derivative expenses in the nine months ended September 30, 2007 were $22.1 million for changes in fair value. Cash received for settlements totaled $2.3 million for the nine months ended September 30, 2007.

Our consolidated derivative activity is summarized below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Oil and gas segment unrealized derivative gain (loss)	$115,091	$987	11561%	$15,498	$(12,385)	(225)%
Oil and gas segment realized gain (loss)	(5,701)	5,288	(208)%	(13,461)	11,244	(220)%
PVR unrealized derivative gain (loss)	29,796	(6,028)	(594)%	26,855	(11,964)	(324)%
PVR realized loss	(14,054)	(4,702)	199%	(33,279)	(8,963)	271%

Total derivative gain (loss)	$125,132	$(4,455)	(2909)%	$(4,387)	$(22,068)	(80)%

Minority Interest. Minority interest primarily represents PVR’s net income allocated to the limited partner units owned by the public. In the three months ended September 30, 2007 and 2008, minority interest reduced our consolidated income from operations by $28.3 million and $9.1 million. In the nine months ended September 30, 2007 and 2008, minority interest reduced our consolidated income from operations by $52.3 million and $27.7 million. The increase in minority interest for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to the increase in PVR’s net income from $16.7 million to $44.6 million. The increase in minority interest for the nine months ended September 30, 2008 and 2007 was primarily due to the increase in PVR’s net income from $49.7 million to $88.6 million.

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

Derivative Activities

Until 2006, we used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Our commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated other comprehensive income until the hedged transactions settled. When we discontinued hedge accounting for commodity derivatives in 2006, a net loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, we and PVR recognized the deferred changes in fair value in revenues and cost of gas purchased in our consolidated statements of income. As of September 30, 2008, PVR had $0.9 million of losses remaining in accumulated other comprehensive income, net of related income taxes of $0.5 million. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

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

Equity Investments

PVR uses the equity method of accounting to account for its 25% member interest in Thunder Creek, as well as its investment in a coal handling joint venture, recording the initial investment at cost. Subsequently, the carrying amount of the investment is increased to reflect its share of income of the investee and is reduced to reflect its share of losses of the investee or distributions received from the investee as the joint ventures reports them. PVR’s share of earnings or losses from Thunder Creek and from the coal handling joint venture is included in other revenues on our consolidated statements of income. Other revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets. PVR records amortization over the life of the contracts acquired in the Thunder Creek acquisition and the life of the coal services contracts acquired in PVR’s acquisition of the coal handling joint venture.

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

A portion of the carrying value of our oil and gas properties is attributable to unproved properties. At September 30, 2008, the costs attributable to unproved properties were $189.1 million. We regularly assess on a property-by-property basis the impairment of individual unproved properties whose acquisition costs are relatively significant. Unproved properties whose acquisition costs are not relatively significant are amortized in the aggregate over the lesser of five years or the average remaining lease term. As exploration work progresses and the reserves on significant properties are proven, capitalized costs of these properties will be subject to depreciation and depletion. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work will be expensed. The timing of any write-downs of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results.

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

•	Level 2: Quoted prices in markets that are not active or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

We use the following methods and assumptions to estimate the fair values of financial instruments:

•	Trading securities: Our trading securities consist of various publicly traded equities. The fair values are based on quoted market prices, which are level 1 inputs.

•

Commodity derivative instruments: Our oil and gas commodity derivatives consist of costless collars, swaps and three-way option derivative contracts, while PVR utilizes costless collars, three-way collars and swap derivative contracts in its natural gas midstream segment. We determine the fair values of our oil and gas commodity derivative agreements based on third-party forward price quotes for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices. PVR determines the fair values its commodity derivative agreements based on forward price quotes for the respective commodities. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. Each of these is a level 2 input. See Note 8 — Derivative Instruments in the Notes to Consolidated Financial Statements in Item 1, “Financial Statements.”

•

Interest rate swaps: We have entered into the Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the Revolver. PVR has entered into interest the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. We estimate the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. Each of these is a level 2 input. See Note 8 — Derivative Instruments in the Notes to Consolidated Financial Statements in Item 1, “Financial Statements.”

Gain on Sale of Subsidiary Units

We account for PVR equity issuances as sales of minority interest. For each PVR equity issuance, we have calculated a gain under SEC Staff Accounting Bulletin No. 51 (or Topic 5-H), Accounting for Sales of Stock by a Subsidiary (“SAB 51”). SAB 51 provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, SAB 51 allows registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we adopted a policy of recording SAB 51 gains and losses directly to shareholders’ equity.

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

As of September 30, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.2 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Recent Accounting Pronouncements

See Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 1, “Financial Statements” for a description of recent accounting pronouncements.

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

•

risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial and credit markets) and political conditions (including the impact of potential terrorist attacks);

•	PVG’s ability to generate sufficient cash from its interests in PVR to maintain and pay the quarterly distribution to its general partner and its unitholders; and

•	other risks set forth in Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

We are also indirectly exposed to the credit risk of our and PVR’s customers and PVR’s lessees. If our or PVR’s customers or PVR’s lessees become financially insolvent, they may not be able to continue to operate or meet their payment obligations.

As a result of our and PVR’s price risk management and interest rate risk management activities as discussed below, we are also exposed to counterparty risk with financial institutions with whom we enter into these risk management positions. Sensitivity to these risks have heightened due to the recent disruption in the domestic and international credit markets. We did not believe we had significant risk in the financial stability of our counterparties at the time of this report.

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

For the nine months ended September 30, 2008, we reported consolidated net derivative expenses of $3.1 million. Until 2006, we used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133. Our commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated other comprehensive income until the hedged transactions settled. When we discontinued hedge accounting in 2006, a net loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, we and PVR recognized the deferred changes in fair value in revenues and cost of gas purchased in our consolidated statements of income. As of September 30, 2008, PVR had $0.9 million of net losses remaining in accumulated other comprehensive income, net of related income taxes of $0.5 million. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

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

Oil and Gas Segment

The following tables list our derivative agreements and their fair values as of September 30, 2008:

		Weighted Average Price			Estimated Fair Value (in thousands)
	Average Volume Per Day	Additional Put Option	Floor	Ceiling
	(in MMBtus)	(per MMBtu)
Natural Gas Costless Collars
Fourth Quarter 2008 (1)	10,000		$7.50	$9.10	$(2,220)

	(in MMBtus)	(per MMBtu)
Natural Gas Three-Way Collars
Fourth Quarter 2008	67,500	$5.89	$8.55	$11.26	3,050
First Quarter 2009	65,000	$6.00	$8.67	$11.68	5,830
Second Quarter 2009	40,000	$6.38	$8.75	$10.79	3,039
Third Quarter 2009	40,000	$6.38	$8.75	$10.79	2,303
Fourth Quarter 2009	30,000	$6.83	$9.50	$13.60	2,625
First Quarter 2010	30,000	$6.83	$9.50	$13.60	1,862

	(in MMBtus)	(per MMBtu)
Natural Gas Basis Swaps
Fourth Quarter 2008	15,000		$0.39		179

	(in barrels)	(per barrel)
Crude Oil Three-Way Collars
Fourth Quarter 2008	500	$80.00	$110.00	$179.00	547
First Quarter 2009	500	$80.00	$110.00	$179.00	576
Second Quarter 2009	500	$80.00	$110.00	$179.00	551
Third Quarter 2009	500	$80.00	$110.00	$179.00	517
Fourth Quarter 2009	500	$80.00	$110.00	$179.00	481

Oil and gas segment commodity derivatives - net asset					$19,340

(1)	This position expires in October 2008.

Our management estimates that, excluding the derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, oil and gas segment operating income for the last three months of 2008 would increase or decrease by approximately $1.4 million. In addition, our management estimates that for every $5.00 per barrel increase or decrease in the oil prices, oil and gas segment operating income would increase or decrease by approximately $1.8 million. This assumes that crude oil prices, natural gas prices and inlet volumes remain constant at forecasted levels. These estimated changes in gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

PVR Natural Gas Midstream Segment

The following table lists PVR’s derivative agreements and their fair values as of September 30, 2008:

			Weighted Average Price Collars			Fair Value (in thousands)
	Average Volume Per Day	Weighted Average Price	Additional Put Option	Put	Call
	(in MMBtu)	(per MMBtu)
Frac Spread
Fourth Quarter 2008	7,824	$5.02				$(2,805)

	(in gallons)	(per gallon)
Ethane Sale Swap
Fourth Quarter 2008	34,440	$0.4700				(706)

	(in gallons)	(per gallon)
Propane Sale Swaps
Fourth Quarter 2008	26,040	$0.7175				(1,751)

	(in barrels)	(per barrel)
Crude Oil Sale Swaps
Fourth Quarter 2008	560	$49.27				(2,611)

	(in gallons)			(per gallon)
Natural Gasoline Collar
Fourth Quarter 2008	6,300			$1.4800	$1.6465	(266)

	(in barrels)			(per barrel)
Crude Oil Collar
Fourth Quarter 2008	400			$65.00	$75.25	(936)

	(in MMBtu)	(per MMBtu)
Natural Gas Sale Swaps
Fourth Quarter 2008	4,000	$6.97				219

	(in barrels)			(per barrel)
Crude Oil Three-Way Collar
First Quarter 2009 through Fourth Quarter 2009	1,000		$70.00	$90.00	$119.25	(1,128)

	(in MMBtu)			(per MMBtu)
Frac Spread Collar
First Quarter 2009 through Fourth Quarter 2009	6,000			$9.09	$13.94	1,435

Settlements to be paid in subsequent period						(3,186)

Natural gas midstream segment commodity derivatives - net liability						$(11,735)

Our management estimates that, excluding the derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, natural gas midstream gross margin and operating income for the last three months of 2008 would increase or decrease by approximately $1.4 million. In addition, our management estimates that for every $5.00 per barrel increase or decrease in the oil price, natural gas midstream gross margin and operating income would increase or decrease by approximately $1.8 million. This assumes that crude oil prices, natural gas prices and inlet volumes remain constant at forecasted levels. These estimated changes in gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk Management

As of September 30, 2008, we had $180.0 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. We entered into the Revolver Swaps to effectively convert the interest rate on $50.0 million of the amount outstanding under the Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 5.34% plus the applicable margin until December 2010. The Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver (net of amounts fixed through hedging transactions) at September 30, 2008 would cost us approximately $1.3 million in additional interest expense.

As of September 30, 2008, PVR had $558.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Revolver Swaps to effectively convert the interest rate on $210.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.23% plus the applicable margin until March 2010. From March 2010 to December 2011, the PVR Revolver Swaps will effectively convert the interest rate on $150.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.23% plus the applicable margin. The PVR Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through hedging transactions) at September 30, 2008 would cost us approximately $3.5 million in additional interest expense.

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, such disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Loadout LLC (“Loadout”), a subsidiary of PVR, holds permits to mine at the Nellis Surface Mine in Boone County, West Virginia. The permits have been assigned to a mine operator who leases the property for mining, Coal River Mining, LLC (“Coal River”). The U.S. Army Corps of Engineers (“Corps”) issued a permit (the “Permit”) under Section 404 of the federal Clean Water Act to Loadout on April 16, 2008, authorizing the placement of fill material into certain waters of the United States in conjunction with the construction of four valley fills, three sediment pond embankments and one haul road at the Nellis Mine. On April 23, 2008, the plaintiffs in the suit Ohio Valley Environmental Coalition v. U.S. Army Corps of Engineers, No. 3:05-0784 (S.D. W. Va.) (the “OVEC suit”) filed a complaint and motion for a temporary restraining order (“TRO”) seeking to suspend or revoke the Permit, alleging, among other things, violations by the Corps of the National Environmental Policy Act and Clean Water Act. The plaintiffs subsequently filed a motion to withdraw their motion for a TRO, pending good-faith negotiations between the plaintiffs, Loadout, and Coal River to reach an agreement over the Permit. In September, those parties terminated negotiations without resolution, and in October, Loadout and Coal River filed a (i) formal reply in the OVEC suit, arguing against the addition of Loadout and Coal River as defendants and (ii) separate declaratory action to validate the issuance of the Permit. Because of the limited volume of projected coal to be produced from the Nellis Surface Mine relative to total production from all our holdings, it is not expected that either a settlement of this matter or a possible delay in proceeding with mining pending litigation would materially affect our business interests.

Item 1A	Risk Factors

The following is an update to Item 1A — Risk Factors contained in our 2007 Annual Report on Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2007 Annual Report on Form 10-K.

The current deterioration of the credit and capital markets may adversely impact our ability to obtain financing on acceptable terms or obtain funding under the Revolver. This may hinder or prevent us from implementing our development plan, completing acquisitions or otherwise meeting our future capital needs.

Global financial markets have been experiencing extreme volatility and disruption, and the debt and equity capital markets have been exceedingly distressed. These issues have made, and will likely continue to make, it difficult to obtain financing. In particular, the cost of raising money in the equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. The current global economic downturn may adversely impact our ability to issue additional equity in the future at prices which will not be dilutive to our existing shareholders or preclude us from issuing equity at all.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers. Moreover, even if lenders and institutional investors are willing and able to provide adequate funding, interest rates may rise in the future and therefore increase the cost of borrowing we incur on any of our floating rate debt. In addition, we may be unable to obtain adequate funding under the Revolver because (i) our lending counterparties may be unwilling or unable to meet their funding obligations or (ii) our borrowing base is re-determined twice a year and may decrease as a result of lower oil or natural gas prices and declines in reserves.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, it might adversely affect our development plan as currently anticipated and our ability to complete acquisitions each of which could have a material adverse effect on our production, revenues and results of operations.

Item 6 Exhibits

10.1	Penn Virginia Corporation Fifth Amended and Restated 1999 Employee Stock Incentive Plan.

10.2	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Corporation and A. James Dearlove (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 22, 2008).

10.3	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Corporation and Frank A. Pici (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 22, 2008).

10.4	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Corporation and Nancy M. Snyder (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 22, 2008).

10.5	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Corporation and H. Baird Whitehead (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 22, 2008).

10.6	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on October 22, 2008).

10.7	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Resource GP, LLC and Ronald K. Page (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on October 22, 2008).

10.8	Change of Location Severance Agreement dated November 5, 2008 between Penn Virginia Corporation and Nancy M. Snyder.

10.9	Penn Virginia Corporation and Affiliated Companies’ Employees’ 401(k) Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 22, 2008).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date: November 6, 2008	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and Chief Financial Officer

Date: November 6, 2008	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller