Form 10-Q
period 2010-03-31
PENN VIRGINIA CORP
filed 2010-05-07
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-13283

PENN VIRGINIA CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	23-1184320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

FOUR RADNOR CORPORATE CENTER, SUITE 200
100 MATSONFORD ROAD
RADNOR, PA 19087
(Address of principal executive offices) (Zip Code)

(610) 687-8900
(Registrant’s telephone number, including area code)

THREE RADNOR CORPORATE CENTER, SUITE 300
100 MATSONFORD ROAD
RADNOR, PENNSYLVANIA 19087
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

As of April 30, 2010, 45,452,962 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I.     FINANCIAL INFORMATION

Item 1    Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – unaudited
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Revenues
Natural gas	$47,988	$52,821
Crude oil	13,846	6,328
Natural gas liquids (NGLs)	4,866	3,370
Natural gas midstream	151,764	95,206
Coal royalties	28,226	30,630
Other	8,821	10,805
Total revenues	255,511	199,160

Expenses
Cost of midstream gas purchased	123,660	79,398
Operating	20,521	22,702
Exploration	6,029	21,312
Taxes other than income	6,848	6,432
General and administrative	23,291	18,486
Depreciation, depletion and amortization	47,574	57,073
Impairments	-	1,196
Loss on sale of assets	465	-
Total expenses	228,388	206,599

Operating income (loss)	27,123	(7,439)

Other income (expense)
Interest expense	(19,506)	(12,502)
Derivatives	22,309	10,255
Other	1,573	1,573

Income (loss) before income taxes and noncontrolling interests	31,499	(8,113)
Income tax benefit (expense)	(8,559)	4,562

Net income (loss)	22,940	(3,551)
Less net income attributable to noncontrolling interests	(9,346)	(3,658)

Income (loss) attributable to Penn Virginia Corporation	$13,594	$(7,209)

Earnings (loss) per share - basic and diluted:
Earnings (loss) per share attributable to Penn Virginia Corporation
Basic	$0.30	$(0.17)
Diluted	$0.30	$(0.17)

Weighted average shares outstanding, basic	45,465	41,922
Weighted average shares outstanding, diluted	45,761	41,922

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$279,220	$98,331
Accounts receivable, net of allowance for doubtful accounts	126,742	124,804
Derivative assets	31,216	17,572
Inventory	10,336	12,204
Assets held for sale	2,482	38,282
Other current assets	5,062	8,049
Total current assets	455,058	299,242
Property and equipment
Oil and gas properties (successful efforts method)	2,033,406	1,960,140
Other property and equipment	1,156,424	1,146,973
Total property and equipment	3,189,830	3,107,113
Accumulated depreciation, depletion and amortization	(801,181)	(754,755)
Net property and equipment	2,388,649	2,352,358
Equity investments	87,159	87,601
Intangibles, net	82,043	83,741
Derivative assets	7,461	3,630
Other assets	59,611	61,935
Total assets	$3,079,981	$2,888,507

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$143,517	$137,388
Derivative liabilities	18,617	16,147
Deferred taxes	2,820	-
Income taxes payable	90,628	-
Total current liabilities	255,582	153,535
Other liabilities	42,907	43,463
Derivative liabilities	6,227	6,745
Deferred income taxes	286,878	328,238
Long-term debt of the Company	500,537	498,427
Long-term debt of PVR	618,100	620,100

Commitments and contingencies (Note 7)	-	-

Shareholders’ equity:
Preferred Stock of $100 par value - 100,000 shares authorized; none issued
Common stock of $0.01 par value – 64,000,000 shares authorized; shares issued and outstanding of 45,445,257 and 45,386,004 as of March 31, 2010 and December 31, 2009, respectively	266	265
Paid-in capital	659,149	590,846
Retained earnings	330,205	319,167
Deferred compensation obligation	2,580	2,423
Accumulated other comprehensive loss	(1,520)	(1,286)
Treasury stock – 119,891 and 113,858 shares of common stock, at cost, as of March 31, 2010 and December 31, 2009, respectively	(3,097)	(3,327)
Total Penn Virginia Corporation shareholders' equity	987,583	908,088
Noncontrolling interests of subsidiaries	382,167	329,911
Total shareholders’ equity	1,369,750	1,237,999
Total liabilities and shareholders’ equity	$3,079,981	$2,888,507

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$22,940	$(3,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	47,574	57,073
Impairments	-	1,196
Derivative contracts:
Total derivative gains	(21,728)	(9,801)
Cash receipts to settle derivatives	6,788	19,148
Deferred income taxes	(9,000)	(4,634)
Loss on the sale of property and equipment, net	254	-
Dry hole and unproved leasehold expense	5,029	10,504
Non-cash interest expense	4,498	2,711
Other	3,647	780
Changes in operating assets and liabilities	19,265	29,593
Net cash provided by operating activities	79,267	103,019

Cash flows from investing activities
Acquisitions	(27,379)	(3,073)
Additions to property and equipment	(45,099)	(136,213)
Proceeds from the sale of property and equipment, net	23,273	-
Other	272	254
Net cash used in investing activities	(48,933)	(139,032)

Cash flows from financing activities
Dividends paid	(2,556)	(2,349)
Distributions paid to noncontrolling interest holders	(22,501)	(18,455)
Repayments of bank borrowings	-	(7,542)
Proceeds from Company borrowings	-	58,000
Proceeds from PVR borrowings	10,000	27,000
Repayments of PVR borrowings	(12,000)	-
Net proceeds from the sale of PVG units	177,000	-
Debt issuance costs paid	-	(9,258)
Other	612	-
Net cash provided by financing activities	150,555	47,396
Net increase in cash and cash equivalents	180,889	11,383
Cash and cash equivalents - beginning of period	98,331	18,338
Cash and cash equivalents - end of period	$279,220	$29,721

Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$7,214	$10,286
Income taxes (net of refunds received)	$(110)	$2,269
Noncash investing activities:
Property received as consideration in asset disposition transaction	$8,204	$-

The accompanying notes are an integral part of these consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended March 31, 2010
(in thousands, except per share amounts)

1.	Organization

Penn Virginia Corporation (“Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company primarily engaged in the development, exploration and production of natural gas and oil in various domestic onshore regions including East Texas, the Mid-Continent, Appalachia and Mississippi.  We also indirectly own partner interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded limited partnership formed by us in 2001.  Our ownership interests in PVR are held principally through our general partner interest and limited partner interest in Penn Virginia GP Holdings, L.P. (“PVG”), a publicly traded limited partnership formed by us in 2006. On April 28, 2010, our limited partner interest in PVG was reduced to 22.6% (see Note 4). As of March 31, 2010,  PVG owned an approximately 37% limited partner interest in PVR and 100% of the general partner of PVR, which holds a 2% general partner interest in PVR and all of the incentive distribution rights.

We are engaged in three primary business segments: (i) oil and gas, (ii) coal and natural resource management and (iii) natural gas midstream.  We directly operate our oil and gas segment, and PVR operates our coal and natural resource management and natural gas midstream segments.

2.	Basis of Presentation

Our consolidated financial statements include the accounts of Penn Virginia and all of its subsidiaries, including PVG and PVR.  Investments in non-controlled entities over which we exercise significant influence are accounted for using the equity method.  Intercompany balances and transactions have been eliminated in consolidation.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements involve the use of estimates and judgments where appropriate.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our consolidated financial statements have been included.  Our consolidated financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Management has evaluated all activities of the Company through the date upon which the Consolidated Financial Statements were issued and concluded that, except for the additional reduction in our partner interest in PVG as referenced above and discussed further in Note 4 and the PVR note offering discussed below, no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

On April 27, 2010, PVR completed an offering for $300 million of its 8.25% Senior Notes (the “PVR Senior Notes”), which mature in 2018. The net proceeds of $292.6 million from the PVR Senior Notes were used to pay down amounts outstanding under PVR’s revolving credit agreement (the “PVR Revolver”). Obligations under the PVR Senior Notes are non-recourse to Penn Virginia.

3.	Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value of both our financial and nonfinancial assets and liabilities.  Fair value is an exit price representing the expected amount we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date.  We have followed consistent methods and assumptions to estimate the fair values as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At March 31, 2010, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value.

The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the published market prices for the same or similar issues. As of March 31, 2010 and December 31, 2009, the fair value of our fixed-rate debt was $543.3 million and $545.7 million, respectively.

Recurring Fair Value Measurements

Certain assets and liabilities, including our derivatives, are measured at fair value on a recurring basis in our Consolidated Balance Sheets. The following tables summarize the valuation of our assets and liabilities for the periods presented:

	As of March 31, 2010
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Publicly traded equity securities	$6,022	$6,022	$-	$-
Interest rate swap assets - current	1,642	-	1,642	-
Interest rate swap assets - noncurrent	186	-	186	-
Commodity derivative assets - current	29,575	-	29,575	-
Commodity derivative assets - noncurrent	7,275	-	7,275	-

Liabilities:
Deferred compensation - noncurrent liability	(6,359)	(6,359)	-	-
Interest rate swap liabilities - current	(9,348)	-	(9,348)	-
Interest rate swap liabilities - noncurrent	(3,886)	-	(3,886)	-
Commodity derivative liabilities - current	(9,270)	-	(9,270)	-
Commodity derivative liabilities - noncurrent	(2,341)	-	(2,341)	-
Totals	$13,496	$(337)	$13,833	$-

	As of December 31, 2009
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Publicly traded equity securities	$5,904	$5,904	$-	$-
Interest rate swap assets - current	1,463	-	1,463	-
Interest rate swap assets - noncurrent	1,266	-	1,266	-
Commodity derivative assets - current	16,109	-	16,109	-
Commodity derivative assets - noncurrent	2,364	-	2,364	-

Liabilities:
Deferred compensation - noncurrent liability	(6,564)	(6,564)	-	-
Interest rate swap liabilities - current	(10,123)	-	(10,123)	-
Interest rate swap liabilities - noncurrent	(5,575)	-	(5,575)	-
Commodity derivative liabilities - current	(6,024)	-	(6,024)	-
Commodity derivative liabilities - noncurrent	(1,170)	-	(1,170)	-
Totals	$(2,350)	$(660)	$(1,690)	$-

We used the following methods and assumptions to estimate the fair values:

•
Publicly traded equity securities: Our publicly traded equity securities consist of various publicly traded equities that are held as assets for funding certain deferred compensation obligations. The fair values are based on quoted market prices, which are level 1 inputs.

•
Commodity derivatives: We determine the fair values of our oil and gas derivative agreements based on discounted cash flows derived from third-party quoted forward prices for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices as of March 31, 2010.  PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. Each of these is a level 2 input. See Note 5 for the effects of the derivative instruments on our Consolidated Statements of Income.

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

4.      Divestitures

PVG Unit Offering

In March 2010, we sold 10 million common units of PVG owned by us for proceeds of $177 million, net of offering costs, resulting in a reduction of our limited partner interest in PVG from 51.4% to 25.8%. The transaction resulted in a $62.3 million increase in noncontrolling interests and a $70.3 million increase to additional paid-in capital, net of $44.4 million for income tax effects.

On April 28, 2010, the underwriters for the offering transaction exercised an option to acquire an additional 1.25 million common units of PVG. We received $22.1 million, net of offering costs, resulting in a further reduction of our limited partner interest in PVG to 22.6%. The accounting effect of this transaction will be recorded in the quarter ended June 30, 2010.

Oil and Gas Properties

On December 23, 2009, we entered into purchase and sale agreements with Hilcorp Energy I, L.P. (“Hilcorp”) which resulted in the transfer of all of our oil and gas properties in the Gulf Coast region (southern Texas and Louisiana) in exchange for net cash proceeds of $32 million and oil and gas properties located in the Gwinville field in northern Mississippi, excluding transaction costs and purchase and sale adjustments. The fair value of the properties received from Hilcorp was $8.2 million. The fair values of the Gulf Coast oil and gas properties, as well as liabilities attributable to the disposal group, were reflected as assets and liabilities held for sale as of December 31, 2009. An initial deposit of $2.3 million was received from Hilcorp in December 2009. This amount was reflected in accrued liabilities as of December 31, 2009. The transaction provided for certain purchase and sale adjustments based upon the collection of revenues and the payment of expenses attributable to the properties that took place after an effective date of October 1, 2009 and prior to the closing which occurred on January 29, 2010.  Upon the closing of the transaction in January 2010, we received total net proceeds of $23.2 million plus the aforementioned Mississippi oil and gas properties valued at $8.2 million, reflecting all actual purchase and sale adjustments prior to the closing. A loss on the sale was recognized as a component of operating expenses in connection with the closing for approximately $0.5 million.

During the fourth quarter of 2009, we committed to the disposition of certain oil and gas properties in North Dakota. The fair value of these properties was $2.5 million as of March 31, 2010, which we expect to realize during 2010. The fair value of the North Dakota oil and gas properties has been reflected as an asset held for sale and included in current assets as of March 31, 2010 and December 31, 2009.

The fair value of the disposal groups, consisting of the underlying properties and related assets and liabilities, was derived using a market approach based on agreements of sale for our Gulf Coast properties and indications of interest from potential third-party purchasers of the North Dakota properties, adjusted for working capital and closing costs. Because these significant fair value inputs are typically not observable, we have categorized the amounts as level 3 inputs.

The following table reflects the fair values on our Consolidated Balance Sheets related to these properties for the periods presented:

	As of
	March 31, 2010	December 31, 2009
Assets held for sale
Fair value of oil and gas properties	$2,482	$38,282

Liabilities held for sale
Asset retirement obligations	$-	$500

5.	Derivative Financial Instruments

We and PVR utilize derivative financial instruments to mitigate our exposure to natural gas, crude oil and NGL price volatility as well as interest rates. The derivative financial instruments, which are placed with financial institutions that we and PVR believe are acceptable credit risks, generally take the form of swaps and collars. All derivative financial instruments are recognized in the Consolidated Financial Statements at fair value (see Note 3).

Commodity Derivatives

Oil and Gas Segment

We determine the fair values of our oil and gas derivative agreements using both third-party quoted forward prices for NYMEX Henry Hub gas and West Texas Intermediate crude oil as of the end of the reporting period and discount rates adjusted for the credit risk of our counterparties if the derivative in an asset position and our own credit risk if the derivative is in a liability position.  The following table sets forth our oil and gas derivative positions as of March 31, 2010:

		Weighted Average Price
	Average Volume Per Day	Floor	Ceiling	Fair Value Asset (Liability)
	(in MMBtu)	(per MMBtu)
Natural Gas Costless Collars
Second Quarter 2010	30,000	$5.33	$8.02	$3,947
Third Quarter 2010	30,000	$5.33	$8.02	3,521
Fourth Quarter 2010	50,000	$5.65	$8.77	5,469
First Quarter 2011	50,000	$5.65	$8.77	3,609
Second Quarter 2011	30,000	$5.67	$7.58	2,430
Third Quarter 2011	30,000	$5.67	$7.58	2,208
Fourth Quarter 2011	20,000	$6.00	$8.50	1,524
First Quarter 2012	20,000	$6.00	$8.50	1,016
	(in MMBtu)	(per MMBtu)
Natural Gas Swaps
Second Quarter 2010	30,000	$6.17		6,187
Third Quarter 2010	30,000	$6.17		5,522
	(barrels)	(per barrel)
Crude Oil Costless Collars
Second Quarter 2010	500	$60.00	$74.75	(459)
Third Quarter 2010	500	$60.00	$74.75	(562)
Fourth Quarter 2010	500	$60.00	$74.75	(617)
Settlements to be received (paid) in subsequent period				(101)

PVR Natural Gas Midstream Segment

PVR determines the fair values of its derivative agreements using quoted forward prices for the respective commodities as of the end of the reporting period and discount rates adjusted for the credit risk of PVR’s counterparties if the derivative is in an asset position and PVR’s own credit risk if the derivative is in a liability position.  The following table sets forth PVR’s positions as of March 31, 2010:

			Weighted Average Price
	Average Volume Per Day	Swap Price	Floor	Ceiling	Fair Value Asset (Liability)
	(barrels)		($ per barrel)
Crude Oil Collar
Second through Fourth Quarter 2010	1,750		$68.86	$80.54	$(3,309)
First through Fourth Quarter 2011	400		$75.00	$98.50	35
	(MMBtu)	($ per MMBtu)
Natural Gas Purchase Swap
Second through Fourth Quarter 2010	7,100	$5.885			(3,133)
First through Fourth Quarter 2011	6,500	$5.796			(1,043)
	(gallons)	($ per gallon)
Ethane Swap
Second Quarter 2010	72,000	$0.735			1,062
	(gallons)		($ per gallon)
NGL - Natural Gasoline Collar
Third through Fourth Quarter 2010	42,000		$1.55	$2.03	(212)
First through Fourth Quarter 2011	95,000		$1.57	$1.94	(2,025)
Settlements to be received in subsequent period					171

Interest Rate Swaps

In 2006, we entered into interest rate swaps (“Previous Interest Rate Swaps”) with notional amounts of $50 million to establish fixed interest rates on a portion of the then outstanding borrowings under our revolving credit facility (the “Revolver”) through December 2010. During the first quarter of 2009, we discontinued hedge accounting for all of the Previous Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the Previous Interest Rate Swaps have been recognized in the Derivatives caption on our Consolidated Statements of Income.

As there are currently no amounts outstanding under the Revolver, we entered into an offsetting fixed-to-floating interest rate swap (“Offsetting Swap”) in December 2009 that effectively unwinds the Previous Interest Rate Swaps.

In December 2009, we entered into a new interest rate swap (“New Interest Rate Swap”) to establish variable rates on approximately one-third of the face amount of the outstanding obligation under the 10.375% Senior Unsecured Notes (“Senior Notes”).

The following table sets forth the positions of the Previous, Offsetting and New Interest Rate Swap for the periods presented:

	Notional			Fair Value
	Amount	Swap Interest Rates [1]		March 31,	December 31,
Term	(in millions)	Pay	Receive	2010	2009
Through December 2010	$50.0	5.349%	LIBOR	$(1,851)	$(2,375)
Through December 2010	$50.0	LIBOR	0.53%	(51)	(39)
Through June 2013	$100.0	LIBOR + 8.175%	10.375%	883	(872)

1 References to LIBOR represent the 3-month rate.

PVR Interest Rate Swaps

PVR has entered into interest rate swaps (the “PVR Interest Rate Swaps”) to establish fixed interest rates on a portion of the outstanding borrowings under the PVR Revolver.  The following table sets forth the positions of the PVR Interest Rate Swap for the periods presented:

	Notional			Fair Value
	Amount	Swap Interest Rates [1]		March 31,	December 31,
Term	(in millions)	Pay	Receive	2010	2009
Until March 2010	$310.0	3.54%	LIBOR	$-	$(2,479)
March 2010 - December 2011	$250.0	3.37%	LIBOR	(10,999)	(8,456)
December 2011 - December 2012	$100.0	2.09%	LIBOR	612	1,252

1 References to LIBOR represent the 3-month rate.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps.  Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the Derivatives caption on our Consolidated Statements of Income.  As of March 31, 2010, a $0.8 million loss remained in accumulated other comprehensive income (loss) (“AOCI”) related to the PVR Interest Rate Swaps.  The $0.8 million loss will be recognized in interest expense when the original forecasted transactions occur.

PVR reported a (i) net derivative liability of $10.4 million as of March 31, 2010 and (ii) loss in AOCI of $0.8 million as of March 31, 2010 related to the PVR Interest Rate Swaps.  In connection with periodic settlements, PVR reclassified a total of $0.6 million of net hedging losses on the PVR Interest Rate Swaps from AOCI to interest expense during the three months ended March 31, 2010.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our and PVR’s derivative activities, as well as the location of the gains and losses, on our Consolidated Statements of Income for the periods presented:

	Location of gain (loss)
	on derivatives recognized	Three Months Ended March 31,
	in income	2010	2009
Derivatives not designated as hedging instruments:
Interest rate contracts [1]	Interest expense	$(582)	$(1,263)
Interest rate contracts	Derivatives	(1,464)	(1,114)
Commodity contracts	Derivatives	23,774	11,369
Total increase in net income resulting from derivatives		$21,728	$8,992
Realized and unrealized derivative impact:
Cash received (paid) for commodity and interest rate settlements	Derivatives	$6,788	$19,148
Cash paid for interest rate contract settlements	Interest expense	-	(808)
Unrealized derivative gain (loss) [2]		14,940	(9,348)
Total increase (decrease) in net income resulting from derivatives		$21,728	$8,992

[1]
This represents interest rate swap amounts reclassified out of AOCI and into earnings.  During 2008 and 2009, PVR discontinued   hedge accounting for various interest rate swaps at different times.  By the first quarter of 2009, PVR discontinued hedge accounting    for the PVR Interest Rate Swaps and PVA discontinued hedge accounting for the Previous Interest Rate Swaps.  During the first quarter    of 2009, PVA reclassified $0.4 million for remaining AOCI and actual hedge settlements that were reclassified into earnings in the same   period or periods relating to the Previous Interest Rate Swaps not designated for hedge accounting.  During the first quarter of 2009, PVR   reclassified $0.8 million for remaining AOCI and actual hedge settlements that were reclassified into earnings in the same period or   periods relating to the PVR Interest Rate Swaps not designated for hedge accounting.

[2]	Represents unrealized gains (losses) in the Interest expense and Derivatives caption on our Consolidated Statements of Income.

The following table summarizes the fair value of our and PVR’s derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets for the periods presented:

		Fair Values as of
		March 31, 2010		December 31, 2009
		Derivative	Derivative	Derivative	Derivative
	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

Interest rate contracts	Derivative assets/liabilities - current	$1,642	$9,348	$1,463	$10,123
Interest rate contracts	Derivative assets/liabilities - noncurrent	186	3,886	1,266	5,575
Commodity contracts	Derivative assets/liabilities - current	29,575	9,270	16,109	6,024
Commodity contracts	Derivative assets/liabilities - noncurrent	7,275	2,341	2,364	1,170

Total fair value of derivative instruments		$38,678	$24,845	$21,202	$22,892

See Note 3 for a description of how the above-described financial instruments are valued.

At March 31, 2010, we reported a net commodity derivative asset related to our oil and gas segment of $33.7 million.  The contracts underlying such commodity derivative asset are with four counterparties, all of which are investment grade financial institutions, and such commodity derivative asset is substantially concentrated with one of those counterparties. At March 31, 2010, we reported a net commodity derivative liability related to the PVR natural gas midstream segment of $8.5 million that is with six counterparties and is substantially concentrated with four of those counterparties.  These concentrations may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions.  Neither we nor PVR paid or received collateral with respect to our or PVR’s derivative positions.  The maximum amount of loss due to credit risk if counterparties to our or PVR’s derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of March 31, 2010.  No significant uncertainties related to the collectability of amounts owed to us or PVR exist with regard to these counterparties.

The effects of derivative gains (losses), cash settlements of our oil and gas commodity derivatives, cash settlements of PVR’s natural gas midstream commodity derivatives, and cash settlements of the PVR Interest Rate Swaps are reported as adjustments to reconcile net income to net cash provided by operating activities on our Consolidated Statements of Cash Flows. These items are recorded in the “Total derivative losses (gains)” and “Cash settlements of derivatives” caption on our Consolidated Statements of Cash Flows.

As of March 31, 2010, neither PVR nor we actively traded derivative instruments. In addition, as of March 31, 2010, neither PVR nor we owned derivative instruments containing credit risk contingencies.

6.	Long-Term Debt

The following table summarizes our and PVR’s long-term debt for the periods presented:

	As of
	March 31, 2010	December 31, 2009
Revolving credit facility	$-	$-
Senior notes, net of discount	292,067	291,749
Convertible notes, net of discount	208,470	206,678
PVR revolving credit facility	618,100	620,100
	$1,118,637	$1,118,527

Revolving Credit Facility

The Revolver provides for a $300 million revolving credit facility and matures in November 2012. We have the option to increase the commitments under the Revolver by up to an additional $225 million upon the receipt of commitments from one or more lenders. The Revolver is governed by a borrowing base calculation and the availability under the Revolver may not exceed the lesser of the aggregate commitments or the borrowing base. As of March 31, 2010, the borrowing base, which is redetermined semi-annually, was $380 million.

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

The Revolver is guaranteed by Penn Virginia and all of our material oil and gas subsidiaries. The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the guarantor subsidiaries which excludes PVG, PVR and their subsidiaries.

As of March 31, 2010, there were no amounts outstanding under the Revolver and we had remaining borrowing capacity of up to $299.3 million, net of outstanding letters of credit of $0.7 million. As of March 31, 2010 and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of our covenants under the Revolver.

Senior Notes

The Senior Notes, which mature in June 2016, were originally sold at 97% of par, equating to an effective yield to maturity of approximately 11%. The Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by our oil and gas subsidiaries that guarantee our indebtedness under the Revolver.

Convertible Notes

The 4.50% Convertible Notes (“Convertible Notes”), which mature in November 2012, are convertible into cash up to the principal amount thereof and shares of our common stock, if any, in respect of the excess conversion value, based on an initial conversion rate of 17.3160 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $57.75 per share of common stock), subject to adjustment.

The Convertible Notes are represented by a liability component which is reflected herein as long-term debt, net of discount, and an equity component which is included in additional paid-in capital in shareholders’ equity representing the convertible feature. The following table summarizes the carrying amount of these components for the periods presented:

	As of
	March 31, 2010	December 31, 2009
Principal	$230,000	$230,000
Unamortized discount	(21,530)	(23,322)
Net carrying amount of liability component	$208,470	$206,678

Carrying amount of equity component	$36,850	$36,850

The unamortized discount will be amortized through the end of 2012. The effective interest rate on the liability component of the Convertible Notes for the three months ended March 31, 2010 and 2009 was 8.5%. During both periods, we recognized $2.6 million of interest expense related to the contractual coupon rate on the Convertible Notes. In addition, we recognized $1.8 million and $1.6 million of interest expense related to the amortization of the discount for the three months ended March 31, 2010 and 2009, respectively.

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

PVR Revolving Credit Facility

The PVR Revolver is secured with substantially all of PVR’s assets.  As of March 31, 2010, PVR had remaining borrowing capacity of $180.3 million on the PVR Revolver, net of outstanding borrowings of $618.1 million and letters of credit of $1.6 million.  The PVR Revolver matures in December 2011.  Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option.  Debt outstanding under the PVR Revolver is non-recourse to us and PVG.  As of March 31, 2010, PVR was in compliance with all of its covenants under the PVR Revolver.

7.	Shareholders’ Equity and Comprehensive Income

The following table is a reconciliation of the carrying amount of total shareholders’ equity attributable to Penn Virginia and shareholders’ equity attributable to the noncontrolling interests in PVG and PVR for the periods presented:

	Penn Virginia
	Corporation		Total
	Shareholders'	Noncontrolling	Shareholders'	Comprehensive
	Equity	Interests	Equity	Income (Loss)
Balance at December 31, 2009	$908,088	$329,911	$1,237,999
Dividends paid ($0.05625 per share)	(2,556)	-	(2,556)
Distributions to noncontrolling interest holders	-	(22,501)	(22,501)
Sale of PVG units, net of tax	70,300	62,318	132,618
Other changes to shareholders' equity	(1,609)	2,511	902
Comprehensive income:
Net income (loss)	13,594	9,346	22,940	$22,940
Hedging reclassification adjustment	-	582	582	582
Other, net of tax	(234)	-	(234)	(234)
Balance March 31, 2010	$987,583	$382,167	$1,369,750	$23,288

Balance at December 31, 2008	$925,215	$297,227	$1,222,442
Dividends paid ($0.05625 per share)	(2,349)	-	(2,349)
Distributions to noncontrolling interest holders	-	(18,455)	(18,455)
Other changes to shareholders' equity	127	2,412	2,539
Comprehensive income:
Net income (loss)	(7,209)	3,658	(3,551)	$(3,551)
Hedging unrealized loss, net of tax	(28)	(353)	(381)	(381)
Hedging reclassification adjustment, net of tax	244	576	820	820
Other, net of tax	35	-	35	35
Balance March 31, 2009	$916,035	$285,065	$1,201,100	$(3,077)

The following table discloses the net income attributable to Penn Virginia and transfers to noncontrolling interests for the three months ended March 31, 2010:

Net income attributable to Penn Virginia	$13,594
Transfer to noncontrolling interests
Increase in Penn Virginia's paid-in capital for sale of PVG units, net of taxes of $44,382	70,300
Changes from net income attributable to Penn Virginia and transfers to noncontrolling interests	$83,894

8.	Commitments and Contingencies

Legal

We and PVR are involved, from time to time, in various legal proceedings arising in the ordinary course of business.  While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations.

Environmental Compliance

Approximately $1.0 million was recorded for PVR’s environmental liabilities as of March 31, 2010 and December 31, 2009, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses.  PVR has reclamation bonding requirements with respect to certain unleased and inactive properties.  Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry.  However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

Significant Customer

For the three months ended March 31, 2010, one PVR natural gas midstream segment customer accounted for $31.8 million, or approximately 13%, of our total consolidated revenues.  At March 31, 2010, approximately 9% of our consolidated accounts receivable related to this customer.

9.	Share-Based Compensation

We record compensation expense related to our, PVG’s and PVR’s equity-based compensation plans in the General and administrative expenses caption on our Consolidated Statements of Income. The following table summarizes the equity-based compensation for the periods presented:

	Three Months Ended March 31,
	2010	2009
Penn Virginia stock compensation plans	$3,021	$2,604
PVR long-term incentive plan	1,391	1,355
PVG long-term incentive plan	90	90
	$4,502	$4,049

Stock Compensation Plans

Our stock compensation plans permit the grant of common stock, deferred common stock units, restricted stock and phantom stock units to our employees and directors.  Common stock and deferred common stock units granted under our stock compensation plans are immediately vested, and we recognize compensation expense related to those grants on the grant date.  Restricted stock and phantom stock granted under our stock compensation plans vest over a three-year period, with one-third vesting in each year, and we recognize compensation expense related to those grants on a straight-line basis over the vesting period.

PVR Long-Term Incentive Plan

PVR’s long-term incentive plan (“PVR LTIP”) permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of its general partner and its affiliates. Common units and deferred common units granted under the PVR LTIP are immediately vested, and PVR recognizes compensation expense related to those grants on the grant date.  Restricted units and phantom units granted under the PVR LTIP vest over a three-year period, with one-third vesting in each year, and PVR recognizes compensation expense related to those grants on a straight-line basis over the vesting period.

PVG Long-Term Incentive Plan

PVG’s long-term incentive plan likewise permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of its general partner and its affiliates.

10.	Restructuring Activities

In November 2009, we implemented an organization restructuring that resulted in the transfer of certain corporate and oil and gas accounting and administrative functions from our Kingsport, Tennessee office location to our Houston, Texas and Radnor, Pennsylvania locations.  In addition, the restructuring resulted in the relocation of our eastern region oil and gas divisional office from Kingsport to our new office in Pittsburgh, Pennsylvania. Approximately 30 employees were terminated in connection with the restructuring plans. We expect to incur approximately $1.4 million in special termination benefit costs which will be paid to eligible employees upon the completion of various transition activities.  Accordingly, these costs are being charged to operations ratably over the transition period which is anticipated to be completed during the second quarter of 2010. During the quarter ended March 31, 2010, a total of $0.5 million was charged to the oil and gas segment and $0.4 million was charged to corporate operations. These charges are included in the general and administrative caption on our Consolidated Statement of Income. In addition, we anticipate incurring approximately $1.2 million in relocation costs as well as $1.7 million in other incremental costs associated with expanding our other office locations including the new office in Pittsburgh.

The following table summarizes the cumulative obligation recognized and the termination benefit charges incurred as of and for the three months ended March 31, 2010:

Balance at beginning of period	$529
Termination benefits accrued	862
Cash payments	(972)
Balance at end of period	$419

11.	Impairments

We review oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices. We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Because these significant fair value inputs are typically not observable, we classify impairments of oil and gas properties assets as a level 3 fair value measure. The impairment charges incurred during the three months ended March 31, 2009 are primarily attributable to certain oil and gas inventory assets whose impairment was triggered by market declines in spot and future oil and gas prices.

The following table summarizes impairment charges recorded during the periods presented:

	Three Months Ended March 31,
	2010	2009
Oil and gas properties	$-	$1,196
Other	-	-
	$-	$1,196

12.	Interest Expense

The following table summarizes the components of our and PVR’s total interest expense for the periods presented:

	Three Months Ended March 31,
	2010	2009
Interest and accretion on borrowings and related fees	$14,031	$6,733
Interest rate swaps	-	438
Capitalized interest	(362)	(364)
Other	2	79
Penn Virginia interest expense	13,671	6,886

PVR interest and accretion on borrowings	5,253	4,868
PVR interest rate swaps	582	825
PVR capitalized interest	-	(77)
PVR interest expense	5,835	5,616

Total interest expense	$19,506	$12,502

13.	Earnings per Share

The following table provides a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to common shareholders	$13,594	$(7,209)
Less: Portion of subsidiary net income allocated to undistributed share-based compensation awards, net of taxes	(28)	(13)
	$13,566	$(7,222)
Weighted-average shares, basic	45,465	41,922
Effect of dilutive securities [1]	296	-
Weighted-average shares, diluted	45,761	41,922
Net income (loss) per common share, basic	$0.30	$(0.17)
Net income (loss) per common share, diluted	$0.30	$(0.17)

[1]
For the three months ended March 31, 2009, approximately 0.2 million potentially dilutive securities, including the Convertible Notes, stock options, restricted stock and phantom stock had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

14.	Segment Information

Our reportable segments are as follows:

•	Oil and Gas—crude oil and natural gas exploration, development and production.

•
PVR Coal and Natural Resource Management—The PVR coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR’s coal reserves are primarily located in Kentucky, Virginia, West Virginia, Illinois and New Mexico. PVR also earns revenues from other land management activities, such as selling standing timber; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants; collection of oil and gas royalties; and from coal transportation, or wheelage, fees.

•
PVR Natural Gas Midstream—The PVR natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services.  PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into interstate pipeline systems and at market hubs accessed by various interstate pipelines.

The following table presents a summary of certain financial information relating to our segments for the periods presented:

	Revenues		Intersegment Revenues [1]
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Oil and gas	$67,770	$64,565	$(332)	$(346)
Coal and natural resource	33,560	38,252	197	198
Natural gas midstream	172,918	118,507	18,845	22,520
Eliminations and other	(18,737)	(22,164)	(18,710)	(22,372)
	$255,511	$199,160	$-	$-

	Operating income (loss)		DD&A expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Oil and gas	$8,849	$(22,655)	$29,022	$39,999
Coal and natural resource	20,361	24,974	7,326	7,394
Natural gas midstream	7,385	(3,047)	10,492	9,109
Eliminations and other	(9,472)	(6,711)	734	571
	$27,123	$(7,439)	$47,574	$57,073
Interest expense	(19,506)	(12,502)
Derivatives	22,309	10,255
Other	1,573	1,573
Income tax (expense) benefit	(8,559)	4,562
Net income (loss)	22,940	(3,551)
Less: Net income attributable
to noncontrolling interests	(9,346)	(3,658)
Income (loss) attributable to
Penn Virginia Corporation	$13,594	$(7,209)

	Additions to property and equipment		Total assets as of
	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009
Oil and gas	$64,221	$120,574	$1,802,528	$1,591,460
Coal and natural resource	32	1,300	569,821	574,258
Natural gas midstream	7,954	17,006	626,187	633,802
Eliminations and other	271	406	81,445	88,987
	$72,478	$139,286	$3,079,981	$2,888,507

[1]
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

15.	Condensed Consolidating Financial Information of Guarantor Subsidiaries

The Senior Notes are fully and unconditionally and joint and severally guaranteed by our oil and gas subsidiaries (collectively, the “Guarantor Subsidiaries”).  The primary non-guarantor subsidiaries are PVG and PVR (collectively, the “Non-guarantor Subsidiaries”).  As such, the Company is subject to the requirements of Rule 3-10(f) of Regulation S-X of the Securities and Exchange Commission regarding financial statements of guarantors and issuers of registered guaranteed securities.

The condensed consolidating financial information below present the financial position, results of operations and cash flows of the Company, the Guarantor Subsidiaries and Non-guarantor Subsidiaries for the periods presented:

	Condensed Consolidated Balance Sheets
	As of March 31, 2010
	Penn Virginia	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$72,949	$178,150	$28,121	$-	$279,220
Accounts receivable	-	53,823	72,919	-	126,742
Inventory	-	8,485	1,851	-	10,336
Assets held for sale	-	2,482	-	-	2,482
Other current assets	1,425	30,649	11,513	(7,309)	36,278
Total current assets	74,374	273,589	114,404	(7,309)	455,058
Property and equipment, net	5,583	1,516,689	894,042	(27,665)	2,388,649
Investments in affiliates (equity method)	1,532,524	28,162	-	(1,560,686)	-
Other assets	21,225	12,250	206,000	(3,201)	236,274
Total assets	$1,633,706	$1,830,690	$1,214,446	$(1,598,861)	$3,079,981

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$15,273	$59,269	$68,975	$-	$143,517
Other current liabilities	90,829	13,770	14,775	(7,309)	112,065
Total current liabilities	106,102	73,039	83,750	(7,309)	255,582
Deferred income taxes	-	217,391	72,688	(3,201)	286,878
Long-term debt of PVR	-	-	618,100	-	618,100
Long-term debt of the Company	500,537	-	-	-	500,537
Other long-term liabilities	11,819	7,736	29,579	-	49,134
Penn Virginia Corporation's equity	1,015,248	1,532,524	28,162	(1,588,351)	987,583
Noncontrolling interests in subsidiaries	-	-	382,167	-	382,167
Total liabilities and shareholders’ equity	$1,633,706	$1,830,690	$1,214,446	$(1,598,861)	$3,079,981

	Condensed Consolidated Balance Sheets
	As of December 31, 2009
	Penn Virginia	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$76,074	$2,943	$19,314	$-	$98,331
Accounts receivable	-	42,378	82,426	-	124,804
Inventory	-	10,372	1,832	-	12,204
Assets held for sale	-	38,282	-	-	38,282
Other current assets	3,311	16,510	10,124	(4,324)	25,621
Total current assets	79,385	110,485	113,696	(4,324)	299,242
Property and equipment, net	6,314	1,473,034	900,948	(27,938)	2,352,358
Investments in affiliates (equity method)	1,346,659	89,992	-	(1,436,651)	-
Other assets	22,785	7,874	210,438	(4,190)	236,907
Total assets	$1,455,143	$1,681,385	$1,225,082	$(1,473,103)	$2,888,507

Liabilities and shareholders’ equity
Accounts payable and accrued liabilities	$8,909	$55,278	$73,201	$-	$137,388
Other current liabilities	-	9,220	11,251	(4,324)	16,147
Total current liabilities	8,909	64,498	84,452	(4,324)	153,535
Deferred income taxes	-	260,933	71,495	(4,190)	328,238
Long-term debt of PVR	-	-	620,100	-	620,100
Long-term debt of the Company	498,427	-	-	-	498,427
Other long-term liabilities	11,781	9,295	29,132	-	50,208
Penn Virginia Corporation's equity	936,026	1,346,659	89,992	(1,464,589)	908,088
Noncontrolling interests in subsidiaries	-	-	329,911	-	329,911
Total liabilities and shareholders’ equity	$1,455,143	$1,681,385	$1,225,082	$(1,473,103)	$2,888,507

	Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2010
	Penn Virginia	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$-	$67,770	$206,586	$(18,845)	$255,511
Cost of midstream gas purchased	-	-	141,795	(18,135)	123,660
Operating	-	11,968	9,263	(710)	20,521
Exploration	-	6,029	-	-	6,029
Taxes other than income	425	4,905	1,518	-	6,848
General and administrative	7,420	6,532	9,339	-	23,291
Depreciation, depletion and amortization	1,001	29,022	17,824	(273)	47,574
Impairments	-	-	-	-	-
Loss on sale of assets	-	465	-	-	465
Operating expenses	8,846	58,921	179,739	(19,118)	228,388
Operating income	(8,846)	8,849	26,847	273	27,123
Equity in earnings of subsidiaries	26,287	2,607	-	(28,894)	-
Interest expense and other	(12,328)	(97)	(5,508)	-	(17,933)
Derivatives	-	29,877	(7,568)	-	22,309
Income (loss) before income taxes and noncontrolling interests	5,113	41,236	13,771	(28,621)	31,499
Income tax benefit (expense)	8,208	(14,949)	(1,818)	-	(8,559)
Net income (loss)	13,321	26,287	11,953	(28,621)	22,940
Less net income attributable to noncontrolling interests	-	-	(9,346)	-	(9,346)
Net income (loss) attributable to Penn Virginia Corporation	$13,321	$26,287	$2,607	$(28,621)	$13,594

	Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2009
	Penn Virginia	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$-	$64,564	$156,767	$(22,171)	$199,160
Cost of midstream gas purchased	-	-	100,620	(21,222)	79,398
Operating	-	14,763	8,890	(951)	22,702
Exploration	-	21,312	-	-	21,312
Taxes other than income	383	4,826	1,223	-	6,432
General and administrative	5,222	5,124	8,140	-	18,486
Depreciation, depletion and amortization	871	39,999	16,509	(306)	57,073
Impairments	-	1,196	-	-	1,196
Operating expenses	6,476	87,220	135,382	(22,479)	206,599
Operating income	(6,476)	(22,656)	21,385	308	(7,439)
Equity in earnings of subsidiaries	(10,275)	3,658	-	6,617	-
Interest expense and other	(6,501)	-	(4,427)	(1)	(10,929)
Derivatives	17,415	-	(7,160)	-	10,255
Income (loss) before income taxes and noncontrolling interests	(5,837)	(18,998)	9,798	6,924	(8,113)
Income tax benefit (expense)	(1,679)	8,723	(2,482)	-	4,562
Net income (loss)	(7,516)	(10,275)	7,316	6,924	(3,551)
Less net income attributable to noncontrolling interests	-	-	(3,658)	-	(3,658)
Net income (loss) attributable to Penn Virginia Corporation	$(7,516)	$(10,275)	$3,658	$6,924	$(7,209)

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2010
	Penn Virginia	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activitities	$(910)	$31,655	$48,522	$-	$79,267
Cash flows provided by (used in) investing activities:
Distributions from affiliates	-	184,500	-	(184,500)	-
Additions to property and equipment	(271)	(64,221)	(7,986)	-	(72,478)
Proceeds from the sale of assets and other	-	23,273	272	-	23,545
Cash flows provided by (used in) investing activities	(271)	143,552	(7,714)	(184,500)	(48,933)
Cash flows provided by (used in) financing activities:
Distributions paid to noncontrolling interest holders	-	-	(22,501)	-	(22,501)
Net proceeds from the sale of PVG units	-	-	177,000	-	177,000
Net repayments of PVR borrowings	-	-	(2,000)	-	(2,000)
Capital contributions from (distributions to) affiliates	-	-	(184,500)	184,500	-
Other	(1,944)	-	-	-	(1,944)
Cash flows provided by (used in) financing activities	(1,944)	-	(32,001)	184,500	150,555
Net increase in cash and cash equivalents	(3,125)	175,207	8,807	-	180,889
Cash and cash equivalents - beginning of period	76,074	2,943	19,314	-	98,331
Cash and cash equivalents - end of period	$72,949	$178,150	$28,121	$-	$279,220

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2009
	Penn Virginia	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activitities	$10,732	$58,594	$33,693	$-	$103,019
Cash flows provided by (used in) investing activities:
Distributions from (investments in) affiliates	(50,458)	11,533	-	38,925	-
Additions to property and equipment	(406)	(120,574)	(18,306)	-	(139,286)
Proceeds from the sale of assets and other	-	(11)	265	-	254
Cash flows provided by (used in) investing activities	(50,864)	(109,052)	(18,041)	38,925	(139,032)
Cash flows provided by (used in) financing activities:
Distributions paid to noncontrolling interest holders	-	-	(18,455)	-	(18,455)
Net proceeds from borrowings	50,458	-	-	-	50,458
Net proceeds from PVR long-term debt	-	-	27,000	-	27,000
Capital contributions from (distributions to) affiliates	-	50,458	(11,533)	(38,925)	-
Other	(2,349)	-	(9,258)	-	(11,607)
Cash flows provided by (used in) financing activities	48,109	50,458	(12,246)	(38,925)	47,396
Net increase in cash and cash equivalents	7,977	-	3,406	-	11,383
Cash and cash equivalents - beginning of period	-	-	18,338	-	18,338
Cash and cash equivalents - end of period	$7,977	$-	$21,744	$-	$29,721

16.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance on increased fair-value measurement disclosures.  The guidance requires us to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of level 1 and level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of level 3 fair-value measurements.  The guidance also clarified existing fair-value measurement disclosure about the level of disaggregation, inputs and valuation techniques.  Except for the detail level 3 roll forward disclosures, this guidance is effective for annual and interim reporting beginning in the first quarter of 2010.  The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for level 3 fair-value measurements are effective for interim and annual reporting beginning in the first quarter of 2011.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, natural gas liquids, or NGLs, crude oil and coal;

•	our ability to access external sources of capital;

•	uncertainties relating to the occurrence and success of capital-raising transactions, including securities offerings and asset sales;

•	reductions in the borrowing base under the Revolver;

•	our ability to develop and replace oil and gas reserves and the price for which such reserves can be acquired;

•	any impairment write-downs of our reserves or assets;

•	reductions in our anticipated capital expenditures;

•	the relationship between natural gas, NGL, crude oil and coal prices;

•	the projected demand for and supply of natural gas, NGLs, crude oil and coal;

•	the availability and costs of required drilling rigs, production equipment and materials;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production;

•	competition among producers in the oil and natural gas and coal industries generally and among natural gas midstream companies;

•	the extent to which the amount and quality of actual production of our oil and natural gas or PVR’s coal differ from estimated proved oil and gas reserves and recoverable coal reserves;

•	PVR’s ability to generate sufficient cash from its businesses to maintain and pay the quarterly distribution to its general partner and its unitholders;

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

•	PVG’s ability to generate sufficient cash from its interests in PVR to maintain and pay the quarterly distribution to its unitholders;

•	uncertainties relating to our continued ownership of interests in PVG and PVR; and

•	other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1. All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated.

Overview of Business

We are an independent oil and gas company primarily engaged in the development, exploration and production of natural gas and oil in various domestic onshore regions including East Texas, the Mid-Continent, Appalachia and Mississippi.  We also indirectly own partner interests in Penn Virginia Resource Partners, L.P., or PVR, which is engaged in the coal and natural resource management and natural gas midstream businesses.  Our ownership interests in PVR are held principally through our general partner interest and our 22.6% limited partner interest in Penn Virginia GP Holdings, L.P., or PVG.  As of March 31, 2010, PVG owned an approximately 37% limited partner interest in PVR and 100% of the general partner of PVR, which holds a 2% general partner interest in PVR and all of the incentive distribution rights, or IDR’s. Although results are consolidated for financial reporting, Penn Virginia, PVG and PVR operate with independent capital structures.  As such, cash flow available to us from PVG and PVR is only in the form of cash distributions declared and paid to us as a result of our partner interests in those entities.

We received cash distributions from PVG and PVR of $7.7 million in the three months ended March 31, 2010 and $11.5 million for same period of 2009.

The following diagram depicts our ownership of PVG and PVR as of March 31, 2010:

* On April 28, 2010, we sold an additional 1,250,000 units of PVG. As of the date of this filing, we own 8,827,429 units which comprises a 22.6% limited partner interest in PVG.

Key Developments

During the three months ended March 31, 2010, the following general business developments and corporate actions had an impact on the financial reporting of our results of operations and financial position: (i) sale of 10 million PVG units, (ii) substantial completion of our organization restructuring that was announced in the fourth quarter of 2009 and (iii) completion of the disposition of our Gulf Coast properties. A discussion of these key developments follows:

Sale of PVG Units

On March 31, 2010, we completed an offering of 10 million common units of PVG owned by us for proceeds of $177 million, net of offering expenses, resulting in a reduction of our limited partner interest in PVG from 51.4% to 25.8%. On April 28, 2010, the underwriters for the offering transaction exercised an option to acquire an additional 1.25 million common units of PVG further reducing our limited partner interest in PVG from 25.8% to 22.6%. Additional information is provided in the Liquidity and Capital Resources discussion that follows as well as Note 4 to the Consolidated Financial Statements.

Organization Restructuring

In November 2009, we implemented an organization restructuring that resulted in the transfer of certain corporate and oil and gas accounting and administrative functions from our Kingsport, Tennessee office location to our Houston, Texas and Radnor, Pennsylvania locations.  In addition, the restructuring resulted in the relocation of our eastern region oil and gas divisional office from Kingsport to our new office in Pittsburgh, Pennsylvania. Approximately 30 employees were terminated in connection with the restructuring plans. Through March 31, 2010, the restructuring is substantially complete. We have incurred approximately $2.0 million in costs including termination benefits, relocation costs and other incremental costs associated with expanding our other office locations. However, we anticipate incurring an additional $2.3 million of such costs through the second quarter of 2010 as certain transition activities and the aforementioned office expansions are brought to closure. Additional information is provided in Note 10 to the Consolidated Financial Statements.

Disposition of Gulf Coast Properties

In January 2010, we completed the sale of our Gulf Coast properties in exchange for cash proceeds of $23.2 million, net of transaction costs and purchase and sale adjustments, and the receipt of certain oil and gas properties in the Selma Chalk play in our Mississippi region. Additional information is provided in Note 4 to the Consolidated Financial Statements.

Results of Operations

Consolidated Review

The following table presents summary consolidated operating results for the periods presented:

	Three Months Ended March 31,
	2010	2009
Revenues	$255,511	$199,160
Expenses	228,388	206,599
Operating income (loss)	27,123	(7,439)
Other income (expense)
Interest expense	(19,506)	(12,502)
Derivatives	22,309	10,255
Other	1,573	1,573
Income tax (expense) benefit	(8,559)	4,562
Net income (loss)	22,940	(3,551)
Less: Net income attributable to noncontrolling interests	(9,346)	(3,658)
Income (loss) attributable to Penn Virginia Corporation	$13,594	$(7,209)

We are engaged in three primary business segments as follows:

•	Oil and Gas

•	PVR Coal and Natural Resource Management

•	PVR Natural Gas Midstream

We operate our oil and gas segment, and PVR operates the coal and natural resource management and natural gas midstream segments.  Corporate costs and the elimination of intercompany transactions are included in operating income (loss) of “Eliminations and Other” as presented in the table below. An analysis of interest expense, derivative income and expense, income taxes and other income and expense items attributable to the operating segments and corporate activities is reflected within the discussion of “Eliminations and Other” below.

The following tables present summary financial information relating to our segments for the periods presented:

		PVR Coal
		and Natural	PVR
		Resource	Natural Gas	Eliminations
	Oil & Gas	Management	Midstream	and Other	Consolidated
Three Months Ended March 31, 2010:
Revenues	$67,770	$33,560	$172,918	$(18,737)	$255,511
Cost of midstream gas purchased	-	-	141,795	(18,135)	123,660
	67,770	33,560	31,123	(602)	131,851
Operating costs and expenses	29,434	5,873	13,246	8,136	56,689
Depreciation, depletion and amortization	29,022	7,326	10,492	734	47,574
Impairments and loss on sale of assets	465	-	-	-	465
Operating income (loss)	$8,849	$20,361	$7,385	$(9,472)	$27,123

Three Months Ended March 31, 2009:
Revenues	$64,565	$38,252	$118,507	$(22,164)	$199,160
Cost of midstream gas purchased	-	-	100,620	(21,222)	79,398
	64,565	38,252	17,887	(942)	119,762
Operating costs and expenses	46,025	5,884	11,825	5,198	68,932
Depreciation, depletion and amortization	39,999	7,394	9,109	571	57,073
Impairments	1,196	-	-	-	1,196
Operating income (loss)	$(22,655)	$24,974	$(3,047)	$(6,711)	$(7,439)

Oil and Gas Segment

We have a geographically diverse asset base with core areas of operation in the East Texas, Mid-Continent, Appalachian and Mississippi regions of the United States.  Our operations include both conventional and unconventional development drilling opportunities, as well as some exploratory prospects.

The primary development play types that our oil and gas operations are focused on include: (i) the horizontal Lower Bossier (Haynesville) Shale and Cotton Valley plays in East Texas, (ii) the horizontal Granite Wash play in Mid-Continent and (iii) the predominantly horizontal Selma Chalk play in Mississippi. In addition, we intend to focus drilling exploratory wells in the Marcellus Shale play in Appalachia in order to determine whether our leasehold acreage position there will support a development program.

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

The following table sets forth a summary of certain financial operating performance and other data for our oil and gas segment for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Revenues
Natural gas	$47,988	$52,821	$(4,833)	(9)%
Crude oil	13,846	6,328	7,518	119%
NGL	4,866	3,370	1,496	44%
Total product revenues	66,700	62,519	4,181	7%
Other income	1,070	2,046	(976)	(48)%
Total revenues	67,770	64,565	3,205	5%
Expenses
Operating	11,968	14,763	2,795	19%
Taxes other than income	4,905	4,826	(79)	(2)%
General and administrative	6,532	5,124	(1,408)	(27)%
Production costs	23,405	24,713	1,308	5%
Exploration	6,029	21,312	15,283	72%
Depreciation, depletion and amortization	29,022	39,999	10,977	27%
Impairments	-	1,196	1,196	100%
Loss on sale of assets	465	-	(465)	n/a
Total expenses	58,921	87,220	28,299	32%
Operating income (loss)	$8,849	$(22,655)	$31,504	(139)%

Production:
Natural gas (MMcf)	8,568	11,802	(3,234)	(27)%
Crude oil (MBbl)	186	171	15	9%
NGL (MBbl)	109	147	(38)	(26)%
Total production (MMcfe)	10,338	13,710	(3,372)	(25)%

Rates:
Natural gas ($/Mcf)	$5.60	$4.48	$1.12	25%
Crude oil ($/Bbl)	74.44	37.01	37.43	101%
NGL ($/Bbl)	44.64	22.93	21.71	95%
Total ($/Mcfe)	$6.45	$4.56	$1.89	41%

Production

The following tables set forth a summary of our production volume and product revenue by geographical region for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
	(MMcfe)
East Texas	2,583	3,676	(1,093)	(30)%
Appalachia	2,596	2,899	(303)	(10)%
Mid-Continent	3,212	2,856	356	12%
Mississippi	1,652	2,094	(442)	(21)%
Gulf Coast	295	2,185	(1,890)	(86)%
Total production	10,338	13,710	(3,372)	(25)%

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
East Texas	$16,017	$15,919	$98	1%
Appalachia	14,025	15,000	(975)	(7)%
Mid-Continent	25,319	9,945	15,374	155%
Mississippi	9,163	10,470	(1,307)	(12)%
Gulf Coast	2,176	11,185	(9,009)	(81)%
Total revenues	$66,700	$62,519	$4,181	7%

Approximately 83% and 86% of total production in the three months ended March 31, 2010 and 2009 was natural gas. The production mix shifted partly in favor of oil and natural gas liquids, or NGLs, as a result of our current focus on plays in the Mid-Continent region which generally have a higher liquids content.  Total production decreased primarily due to the disposition of our Gulf Coast properties in January 2009 as well as natural declines in most regions. These natural declines would generally be replaced with new production, however, we have experienced equipment-related delays in new well completions during the first quarter of 2010 primarily in the Lower Bossier (Haynesville) Shale play in the East Texas region as well as the Granite Wash play in the Mid-Continent region. However, we expect our drilling program to intensify in these two areas and anticipate sequential quarterly production growth for the remainder of 2010. The overall decline was partially offset by production from new wells in the Granite Wash play in the Mid-Continent region that were brought online during the first quarter of 2010. Revenues benefitted from increases in average prices during the first quarter of 2010 for crude oil and NGLs and, to a lesser extent, natural gas. These higher revenues more than offset the aforementioned decline in production volume as presented in the table below.

During the first quarter of 2010, we drilled a total of 12 gross (8.7 net) wells, including 10 gross (7.7 net) development wells and 2 gross (1.0 net) exploratory wells. All wells were successful except 1 gross (1.0 net) exploratory well which was under evaluation as of March 31, 2010. Consistent with our emphasis on the Granite Wash play in the Mid-Continent region, we drilled a total of 5 gross (2.1 net) wells, of which 4 gross (2.0 net) were development wells and 1 gross (0.2 net) was an exploratory well. In the East Texas region we drilled a total of 3 gross (2.8 net) development wells in the Lower Bossier (Haynesville) Shale play. We drilled a total of 3 gross (3.0 net) development wells in the Selma Chalk play in Mississippi. In addition, we drilled 1 gross (0.8 net) exploratory well in the Marcellus Shale play in northwestern Pennsylvania in connection with our longer-term objective to expand our Appalachian operations in this region.

Revenues

The following table provides an analysis of the change in our oil and gas segment revenues for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	2009 Revenue Variance Due to
	Volume	Price	Total
Natural gas	$(14,474)	$9,641	$(4,833)
Crude oil	555	6,963	7,518
NGL	(871)	2,367	1,496
	$(14,790)	$18,971	$4,181

Effects of Derivatives

Our revenues may vary significantly from period to period as a result of variances in commodity prices or production volumes.  As part of our risk management strategy, we use derivative financial instruments to hedge natural gas and, to a lesser extent, oil prices.

For derivatives related to our oil and gas segment, we received $9.0 million and $16.3 million in cash settlements in the three months ended March 31, 2010 and 2009. The following table reconciles natural gas and crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Natural gas revenues as reported	$47,988	$52,821	$(4,833)	(9)%
Cash settlements on natural gas derivatives	8,889	14,962	(6,073)	(41)%
Natural gas revenues adjusted for derivatives	$56,877	$67,783	$(10,906)	(16)%

Natural gas revenue rates per Mcf, as reported	$5.60	$4.48	$1.12	25%
Cash settlements on natural gas derivatives per Mcf	1.04	1.27	(0.23)	(18)%
Natural gas revenue rates per Mcf adjusted for derivatives	$6.64	$5.75	$0.89	16%

Crude oil revenues as reported	$13,846	$6,328	$7,518	119%
Cash settlements on crude oil derivatives	147	1,350	(1,203)	(89)%
Crude oil revenues adjusted for derivatives	$13,993	$7,678	$6,315	82%

Crude oil revenue rates per Bbl, as reported	$74.44	$37.01	$37.43	101%
Cash settlements on crude oil derivatives per Bbl	0.79	7.89	(7.10)	(90)%
Crude oil revenue rates per Bbl adjusted for derivatives	$75.23	$44.90	$30.33	68%

Other Income

Other income decreased primarily due to the recovery of certain gathering charges from a number of operators during the prior year period.

Production Costs.

The following table sets forth a summary of our production costs per Mcfe for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Operating	$1.16	$1.08	$(0.08)	(8)%
Taxes other than income	0.47	0.35	(0.12)	(35)%
General and administrative	0.63	0.37	(0.26)	(69)%
Total production costs per Mcfe	$2.26	$1.80	(0.46)	(26)%

Operating expenses decreased primarily as a result of lower volume during the first quarter of 2010 including that attributable to the disposition of our Gulf Coast properties in January 2010. The most significant decline in expenses resulted from decreases in charges that are generally correlated with production volume including water disposal, chemical and treating, compressor rentals and repairs and maintenance costs. These decreases were partially offset by higher gathering, transportation and processing fees primarily attributable to a settlement with a gathering services provider related to prior year charges. Taxes other than income increased slightly due to higher commodity prices despite lower production volume as well as higher payroll-related taxes. General and administrative expenses increased primarily due to restructuring charges attributable to termination benefits and other costs associated with the organization restructuring announced during November 2009 (see Note 10 to the Consolidated Financial Statements).

Exploration Expenses

The following table sets forth the components of exploration expenses for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Dry hole costs	$27	$1,689	$1,662	98%
Geological and geophysical	420	738	318	43%
Unproved leasehold	5,056	8,702	3,646	42%
Standby rig charges	-	9,864	9,864	n/a
Other	526	319	(207)	(65)%
	$6,029	$21,312	$15,283	72%

Despite our plans to expand our drilling program into 2010 and beyond, exploration activities during the first quarter of 2010 lagged behind those of the comparable period during 2009. Accordingly, the 2010 period reflects lower overall exploration expenses. During the first quarter of 2009, we reduced our drilling program in our oil and gas segment due to unfavorable economic conditions.  In conjunction with the drilling program reduction, we amended certain drilling rig contracts to delay the commencement of drilling activities.  As a result, we recognized standby rig charges for cancellation fees, minimum daily standby fees and demobilization fees during the 2009 period.

Depreciation, Depletion and Amortization (DD&A)

DD&A expenses decreased approximately $9.8 million due to a decrease in equivalent production and approximately $1.2 million due to lower depletion rates. Our average depletion rate decreased by $0.11 per Mcfe, or 4%, from $2.92 per Mcfe during the 2009 period to $2.81 per Mcfe in the 2010 period.

Impairments

During the three months ended March 31, 2009, we incurred impairment charges on certain oil and gas inventory assets attributable to market declines in spot and future oil and gas prices.

Loss on Sale of Assets

We recorded a loss of $0.5 million on the disposition of our Gulf Coast properties. The loss reflects final purchase price  adjustments associated with the period from the effective date in October 2009 to the closing date in January 2010 in accordance with the provisions of the purchase and sale agreements.

PVR Coal and Natural Resource Management Segment

The PVR coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR’s coal reserves are primarily located in Kentucky, Virginia, West Virginia, Illinois and New Mexico. PVR also earns revenues from other land management activities, such as selling standing timber; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants; collection of oil and gas royalties; and from coal transportation, or wheelage, fees.

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Revenues
Coal royalties	$28,226	$30,630	$(2,404)	(8)%
Coal services	1,973	1,888	85	5%
Timber	1,305	1,317	(12)	(1)%
Oil and gas royalty	744	703	41	6%
Other	1,312	3,714	(2,402)	(65)%
Total revenues	33,560	38,252	(4,692)	(12)%
Expenses
Coal royalties	1,456	1,224	(232)	(19)%
Other operating	515	883	368	42%
Taxes other than income	475	425	(50)	(12)%
General and administrative	3,427	3,352	(75)	(2)%
Depreciation, depletion and amortization	7,326	7,394	68	1%
Total expenses	13,199	13,278	79	1%
Operating income	$20,361	$24,974	$(4,613)	(18)%

Coal royalty tons by region
Central Appalachia	3,929	4,658	(729)	(16)%
Northern Appalachia	1,038	1,057	(19)	(2)%
Illinois Basin	1,082	1,261	(179)	(14)%
San Juan Basin	2,194	1,772	422	24%
Total	8,243	8,748	(505)	(6)%

Coal royalties revenue by region
Central Appalachia	$18,530	$21,683	$(3,153)	(15)%
Northern Appalachia	1,950	1,951	(1)	(0)%
Illinois Basin	2,942	3,241	(299)	(9)%
San Juan Basin	4,804	3,755	1,049	28%
	$28,226	$30,630	$(2,404)	(8)%
Less coal royalties expenses [1]	(1,456)	(1,224)	(232)	19%
Net coal royalties revenues	$26,770	$29,406	$(2,636)	(9)%

Coal royalties per ton by region ($/ton)
Central Appalachia	$4.72	$4.66	$0.06	1%
Northern Appalachia	1.88	1.85	0.03	2%
Illinois Basin	2.72	2.57	0.15	6%
San Juan Basin	2.19	2.12	0.07	3%
	3.42	3.50	$(0.08)	(2)%
Less coal royalties expenses [1]	(0.17)	(0.14)	(0.03)	(21)%
Net coal royalties revenues	$3.25	$3.36	$(0.11)	(4)%

1 PVR's coal royalties expense is incurred primarily in the Central Appalachian region.

Revenues

Coal royalties revenues decreased due to a shift in production mix to lower royalty leases, primarily to fixed rate leases in the San Juan Basin from the higher royalty Central Appalachian region.  The average royalty rates received in all regions was relatively consistent for the comparative periods.

Coal production decreased due to lower longwall mining operations in the Central Appalachian region as operations moved onto adjacent reserves and the closure of a mine in the Illinois Basin due to adverse geological conditions.  These production decreases were partially offset by production increases in the San Juan Basin resulting from the start up of a mine during 2009 and improved mining conditions.

Other revenues, which consisted primarily of wheelage fees, forfeiture income and management fees, decreased due to forfeited minimum rentals recognized in the first quarter of 2009 for a property that was not mined in the statutory time period.

Expenses

Coal royalties expenses increased due to an increase in mining activity by PVR’s lessees from subleased properties in the Central Appalachian region where PVR’s coal royalties expense is primarily incurred.  Mining activity on PVR’s subleased property fluctuates between periods due to the proximity of PVR’s property boundaries and those of other mineral owners.

Operating expenses decreased due to the timing of core hole drilling and other geological studies of coal seams and reserves.

DD&A expenses were relatively consistent for the comparative periods.  On a per ton basis, coal depletion increased to $0.62 per ton in the first quarter of 2010 from $0.57 per ton in the first quarter of 2009.  The increase in depletion rates was offset by the decrease in production.

PVR Natural Gas Midstream Segment

The PVR natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services.  PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into interstate pipeline systems and at market hubs accessed by various interstate pipelines.

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Revenues
Residue gas	$94,896	$81,194	$13,702	17%
Natural gas liquids	66,643	30,606	36,037	118%
Condensate	6,736	2,903	3,833	132%
Gathering, processing and transportation fees	2,334	2,676	(342)	(13)%
Total natural gas midstream revenues [1]	170,609	117,379	53,230	45%
Equity earnings in equity investment	1,683	1,119	564	50%
Producer services	626	9	617	6856%
Total revenues	172,918	118,507	54,411	46%
Expenses
Cost of midstream gas purchased [1]	141,795	100,620	(41,175)	(41)%
Operating	7,292	6,783	(509)	(8)%
Taxes other than income	1,043	798	(245)	(31)%
General and administrative	4,911	4,244	(667)	(16)%
Depreciation and amortization	10,492	9,109	(1,383)	(15)%
Total operating expenses	165,533	121,554	(43,979)	(36)%
Operating income	$7,385	$(3,047)	$10,432	342%

Operating Statistics
System throughput volumes (MMcf)	27,725	32,280	(4,555)	(14)%
Daily throughput volumes (MMcfd)	308	359	(51)	(14)%

Gross margin	$28,814	$16,759	$12,055	72%
Cash impact of derivatives	780	3,792	(3,012)	(79)%
Gross margin, adjusted for impact of derivatives	$29,594	$20,551	$9,043	44%

Gross margin ($/Mcf)	$1.04	$0.52	$0.52	100%
Cash impact of derivatives ($/Mcf)	0.03	0.12	(0.09)	(75)%
Gross margin, adjusted for impact of derivatives ($/Mcf)	$1.07	$0.64	$0.43	68%

[1]
In the three months ended March 31, 2010 and 2009, PVR recorded $18.2 million and $21.2 million of natural gas midstream revenue and $18.2 million and $21.2 million for the cost of midstream gas purchased related to the purchase of natural gas from our subsidiary Penn Virginia Oil and Gas, L.P., and the subsequent sale of that gas to third parties. PVR takes title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

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

The gross margin increase was a result of higher commodity pricing and higher fractionation, or frac, spreads partially offset by decreased system throughput volumes.  Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.  Not all of PVR’s system throughput volumes are processed through gas processing plants as some of PVR’s systems are only gathering facilities.  Of the systems with gas processing capabilities, PVR’s processed volumes remained relatively consistent for the comparative periods.  Processed volumes at PVR’s Crossroads facility increased due to the addition of new producer gas, which was offset by a decrease in processed volumes at PVR’s other processing facilities due to lack of producer drilling and natural declines of natural gas production.

PVR generated a majority of its gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. On a per Mcf basis, adjusted for the impact of PVR’s commodity derivative instruments, PVR’s gross margin increased by $0.43, or 67% as compared to the three months ended March 31, 2009. This favorable increase was moderately impacted by commodity derivatives as a result of higher commodity prices during the first quarter of 2010.

Revenues Other Than Gross Margin

Equity earnings in equity investment have grown due to mainline volume increases in the Powder River Basin.  Producer services revenues increased due to the relative increase in commodity prices.

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

Depreciation and amortization expenses increased primarily due to PVR’s acquisitions and capital expansions on the Panhandle System, including the Sweetwater plant acquisition and Spearman plant construction.

Eliminations and Other

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

The following table presents a reconciliation of our reporting segments’ operating income (loss) to net income (loss) attributable to Penn Virginia for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Operating income (loss) from segments	$36,595	$(728)	$37,323	5127%
Operating loss from Eliminations and other	(9,472)	(6,711)	(2,761)	(41)%
Operating income (loss)	27,123	(7,439)	34,562	465%
Other income (expense)
Interest expense	(19,506)	(12,502)	(7,004)	(56)%
Derivatives	22,309	10,255	12,054	118%
Other	1,573	1,573	-	0%
Income tax (expense) benefit	(8,559)	4,562	(13,121)	(288)%
Net income (loss)	22,940	(3,551)	26,491	746%
Less:
Net income attributable to noncontrolling interests	(9,346)	(3,658)	(5,688)	(155)%
Net income (loss) attributable to Penn Virginia Corporation	$13,594	$(7,209)	$20,803	289%

Operating Loss from Eliminations and Other

The operating loss from Eliminations and other is primarily comprised of corporate operating expenses including general and administrative expenses other than from our operating segments. The three months ended March 31, 2010 includes approximately $1 million of costs associated with our organization restructuring announced during November 2009 (see Note 10 to the Consolidated Financial Statements).

Interest Expense

Interest expense increased primarily as a result of higher interest rates on outstanding borrowings, including the 10.375% Senior Unsecured Notes, or Senior Notes, which were issued in June 2009. Also, we realized higher amortization of the original issue discount and issuance costs on the Senior Notes and 4.5% Convertible Senior Subordinated Notes, or Convertible Notes, as well as higher amortization of issuance costs associated with our revolving credit facility, or Revolver, and PVR’s revolving credit facility, or the PVR Revolver.

The following table summarizes the components of our and PVR’s total interest expense for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Interest and accretion on borrowings and related fees	$14,031	$6,733	$(7,298)	(108)%
Interest rate swaps	-	438	438	100%
Capitalized interest	(362)	(364)	(2)	(1)%
Other	2	79	77	97%
Penn Virginia interest expense	13,671	6,886	(6,785)	(99)%

PVR interest and accretion on borrowings	5,253	4,868	(385)	(8)%
PVR interest rate swaps	582	825	243	29%
PVR capitalized interest	-	(77)	(77)	(100)%
PVR interest expense	5,835	5,616	(219)	(4)%

Total interest expense	$19,506	$12,502	$(7,004)	(56)%

Derivatives
The components of our and PVR’s derivative activities are presented below for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Oil and gas unrealized derivative gain	$19,176	$1,104	$18,072	1637%
Oil and gas realized gain	9,036	16,312	(7,276)	(45)%
Interest rate swap unrealized gain	2,267	-	2,267	n/a
Interest rate swap realized loss	(602)	-	(602)	n/a
Penn Virginia derivatives income	29,877	17,416	12,461	72%

PVR Midstream unrealized derivative loss	(5,218)	(9,838)	4,620	47%
PVR Midstream realized gain	780	3,792	(3,012)	(79)%
PVR interest rate swap unrealized loss	(704)	(159)	(545)	(343)%
PVR interest rate swap realized loss	(2,426)	(956)	(1,470)	(154)%
PVR derivatives income expense	(7,568)	(7,161)	(407)	(6)%

Total derivatives income	$22,309	$10,255	$12,054	118%

Derivative activity is primarily due to volatility in the natural gas, NGL and crude oil prices as well as changes in interest rates. We determine the fair value of our and PVR’s commodity derivative instruments based on discounted cash flows using quoted forward prices for the underlying commodities. We estimate the fair value of our and PVR’s interest rate swaps based on published interest rate yield curves. Cash received for settlements during the three months ended March 31, 2010 was $6.8 million as compared to $19.1 million during the comparable period in 2009.

Other

Other income during the three months ended March 31, 2010 was essentially unchanged from the comparable period in 2009 and primarily reflects interest income and gains on non-operating securities.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2010 and 2009 was 38.6% and 38.7%, respectively. We recognized an income tax benefit of $4.6 million during the 2009 period due to the operating loss incurred. The effective tax rates are based on our pre-tax income less noncontrolling interests attributable to PVG, which is a non-taxable partnership.

Noncontrolling Interests

Noncontrolling interests represent net income allocated to the limited partner units of PVG owned by the public. The increase in net income attributable to noncontrolling interests during the three months ended March 31, 2010 is directly attributable to an increase in PVG’s net income as well as a reduction in our ownership of PVG as a result of our public offering of PVG common units that was completed during September of 2009. During the three months ended March 31, 2010, we owned 51.4% of PVG’s outstanding common units as compared to 77.0% during the comparable period in 2009. The sale of an additional 10 million common units of PVG on March 31, 2010 and the subsequent exercise of an option to acquire an additional 1,250,000 units by the transaction underwriter will result in a higher level of noncontrolling interests effective in the second quarter of 2010.

Liquidity and Capital Resources

Cash Flows

Although results are consolidated for financial reporting, Penn Virginia, PVG and PVR operate with independent capital structures.  With the exception of cash distributions paid to us by PVG and PVR and cash distributions paid to PVG by PVR, the cash needs of each entity have been met independently with a combination of operating cash flows, asset sales and credit facility borrowings. Our cash needs and the cash needs of PVG and PVR will continue to be met independently of each other with a combination of these funding sources and supplemental issuances of debt and equity, as necessary.

With respect to Penn Virginia (excluding the sources and uses of capital by PVG and PVR), we satisfy our working capital requirements and fund our capital expenditures using cash generated from our operations, asset sales and borrowings under the Revolver as necessary. We satisfy our debt service obligations and dividend payments solely using cash generated from our operations. We believe that the cash generated from our operations and our borrowing capacity will be sufficient to meet our 2010 working capital requirements, anticipated capital expenditures (other than acquisitions), scheduled debt payments and dividend payments. Our ability to satisfy our obligations and planned expenditures will depend on our future operating performance, which will be affected by, among other things, prevailing economic conditions in the commodity markets of oil and natural gas, some of which are beyond our control.

PVR’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond PVR’s control.

The following tables summarize our statements of cash flows, on a disaggregated basis, for the periods presented:

	Oil & Gas,
	PVA Corporate
For the Three Months Ended March 31, 2010	& Other	PVG/PVR	Consolidated
Cash flows from operating activities	$30,745	$48,522	$79,267
Cash flows from investing activities
Acquisitions	(27,350)	(29)	(27,379)
Additions to property and equipment	(37,142)	(7,957)	(45,099)
Other	23,273	272	23,545
Net cash used in investing activities	(41,219)	(7,714)	(48,933)
Cash flows from financing activities
Dividends paid	(2,556)	-	(2,556)
Distributions received (paid)	7,652	(30,153)	(22,501)
Repayments of borrowings	-	(2,000)	(2,000)
Net proceeds from the sale of PVG units	177,000	-	177,000
Other	612	-	612
Net cash provided by financing activities	182,708	(32,153)	150,555
Net increase in cash and cash equivalents	$172,234	$8,655	$180,889

	Oil & Gas,
	PVA Corporate
For the Three Months Ended March 31, 2009	& Other	PVG/PVR	Consolidated
Cash flows from operating activities	$69,360	$33,659	$103,019
Cash flows from investing activities
Acquisitions	(1,817)	(1,256)	(3,073)
Additions to property and equipment	(119,163)	(17,050)	(136,213)
Other	(11)	265	254
Net cash used in investing activities	(120,991)	(18,041)	(139,032)
Cash flows from financing activities
Dividends paid	(2,349)	-	(2,349)
Distributions received (paid)	11,533	(29,988)	(18,455)
Debt borrowings (repayments)	(7,542)	-	(7,542)
Proceeds from borrowings	58,000	27,000	85,000
Other, net	-	(9,258)	(9,258)
Net cash provided by (used in) financing activities	59,642	(12,246)	47,396
Net increase in cash and cash equivalents	$8,011	$3,372	$11,383

Cash Flows From Operating Activities

While commodity prices have begun to recover during the three months ended March 31, 2010, revenue collections during the current period are primarily attributable to sales in the fourth quarter of 2009 and the beginning of 2010 which were at lower rates than those during the comparable periods of 2008 and the beginning of 2009. The overall effect resulted in lower cash flows from operating activities during the three months ended March 31, 2010. In addition, cash settlements from our derivative portfolio were lower by approximately $6 million during the three months ended March 31, 2010 as compared to the prior year period.

Cash from operating activities increased for the PVR natural gas midstream segment during the three months ended March 31, 2010 primarily due to higher commodity prices for natural gas and NGLs, partially offset by lower throughput and lower cash settlements from its commodity derivatives program as compared to the prior year period. The cash from operating activities for the PVR coal and natural resource segment decreased during the three months ended March 31, 2010 due to lower coal royalties and minimum rental forfeitures.

Cash Flows From Investing Activities

The cash used by both us and PVR in investing activities was for capital expenditures partially offset by proceeds received from the sale of our Gulf Coast properties. While we plan to significantly expand our drilling activities in 2010 as compared to 2009, the most significant activities did not begin until the latter part of the first quarter. Accordingly, our overall capital spending was lower than that incurred during the prior year period. PVR’s capital expansion and other plant and equipment additions were lower during the three months ended March 31, 2010 as the prior year period reflected a larger number of projects to expand PVR’s operational footprint. PVR’s more significant capital projects for 2010 are scheduled to become active later in the second quarter primarily as a result of PVR’s agreement with a subsidiary of Range Resources Corporation to construct facilities in the Marcellus Shale area in northern Pennsylvania.

The following table sets forth our capital expenditures programs, by segment, for the periods presented:

	Three Months Ended March 31,
	2010	2009
Oil and gas:
Development drilling	$37,927	$76,483
Exploration drilling	3,653	1,468
Seismic	420	734
Acquisitions, field projects and other	35,554	1,774
Pipeline and gathering facilities	193	5,129
	77,747	85,588
Coal and natural resources:
Acquisitions	29	1,256
Other property and equipment expenditures	3	44
	32	1,300
Natural gas midstream:
Expansion capital expenditures	7,400	11,200
Other property and equipment expenditures	1,857	3,282
	9,257	14,482
Other	271	595
Total capital expenditures	$87,307	$101,965

The following table reconciles the total capital expenditures programs provided above with the net cash paid for acquisitions and additions to property and equipment as reflected in the Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2010	2009
Total capital expenditures	$87,307	$101,965
Less:
Exploration expenses
Seismic	(420)	(734)
Other	(247)	(322)
Changes in accrued capitalized costs	(6,320)	37,936
Property received as consideration in sale transaction [1]	(8,204)	-
Add:
Capitalized interest paid	362	441
Total capital expenditure cash outflows	$72,478	$139,286

Cash paid for acquisitions	$27,379	$3,073
Cash paid for additions to property and equipment	45,099	136,213
Total reflected in cash flows from investing activities	$72,478	$139,286

1 Represents property in Mississippi received in connection with the sale of our Gulf Coast properties.

Cash Flows From Financing Activities

During the three months ended March 31, 2010, we received $177.0 million, net of offering costs, in connection with the sale of 10 million common units of PVG owned by us resulting in a reduction of our limited partner interest in PVG from 51.4% to 25.8%. During the three months ended March 31, 2009, we borrowed $58 million under the Revolver primarily to finance capital expenditures.

During the three months ended March 31, 2010, PVR had net repayments of outstanding borrowings of $2 million. During the three months ended March 31, 2009, PVR borrowed $27 million under the PVR Revolver, which was primarily used to fund PVR’s capital expenditures program. In March 2009, PVR increased the size of the PVR Revolver from $700.0 million to $800.0 million, which resulted in the payment of $9.3 million of debt issuance costs.

Sources of Liquidity

Primarily as a result of asset dispositions during the three months ended March 31, 2010, as well as certain financing activities that were completed during the latter half of 2009, we have a significant and diversified mix of liquidity available to us to fund our capital spending program for 2010 (see Future Capital Needs and Commitments discussion that follows). As of March 31, 2010, we had available cash of $251.1 million, excluding amounts held by PVG and PVR. The significant increase over the 2009 year-end cash balance is primarily attributable to the sale of 10 million common units of PVG which closed on March 31, 2010 and the closing of the Gulf Coast property sale in January 2010. As of March 31, 2010, we had $299.3 million of undrawn credit available to us under the Revolver, if necessary, should our existing cash balances and cash flows from operating activities be insufficient to exploit attractive investment opportunities with respect to property and other acquisitions. The primary sources of our and PVR’s liquidity, including debt and related interest rate swap arrangements, are discussed below.

Debt and Credit Facilities

The following table summarizes our and PVR’s long-term debt:

	As of
	March 31,	December 31,
	2010	2009
Revolving credit facility	$-	$-
Senior notes, net of discount	292,067	291,749
Convertible notes, net of discount	208,470	206,678
PVR revolving credit facility	618,100	620,100
	$1,118,637	$1,118,527

Revolving Credit Facility.  The Revolver provides for a $300 million revolving credit facility and matures in November 2012. We have the option to increase the commitments under the Revolver by up to an additional $225 million upon the receipt of commitments from one or more lenders. The Revolver is governed by a borrowing base calculation, and the availability under the Revolver may not exceed the lesser of the aggregate commitments or the borrowing base. As of March 31, 2010, the borrowing base, which is redetermined semi-annually,  was $380 million. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions and includes a $20 million sublimit for the issuance of letters of credit.

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

The Revolver is guaranteed by Penn Virginia and all of our material oil and gas subsidiaries. The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the guarantor subsidiaries, which excludes PVG, PVR and their subsidiaries.

As of March 31, 2010, there were no amounts outstanding under the Revolver and we had remaining borrowing capacity of up to $299.3 million, net of outstanding letters of credit of $0.7 million. A discussion of the applicable covenants and related compliance with respect to the Revolver is provided in the discussion of Financial Condition that follows.

Senior Notes. The Senior Notes bear interest at an annual rate of 10.375% and mature in June 2016. The Senior Notes were sold at 97% of par, equating to an effective yield to maturity of approximately 11%. The Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by our oil and gas subsidiaries that guarantee our indebtedness under the Revolver.

Convertible Notes. The Convertible Notes are convertible into cash up to the principal amount thereof and shares of our common stock, if any, in respect of the excess conversion value, based on an initial conversion rate of 17.3160 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $57.75 per share of common stock), subject to adjustment. Interest on the Convertible Notes is payable semi-annually in arrears on May 15 and November 15 of each year. Unless they are converted or repurchased earlier, the Convertible Notes will mature in November 2012.

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

Interest Rate Swaps. We previously entered into interest rate swaps agreements, or the Previous Interest Rate Swaps, to establish fixed rates on a portion of the previously outstanding borrowings under the Revolver until December 2010. As there are currently no amounts outstanding under the Revolver, we entered into an offsetting fixed-to-floating interest rate swap in December 2009 that effectively unwinds the Previous Interest Rate Swaps. In December 2009, we also entered into an a new interest rate swap to establish variable rates on approximately one-third of the face amount of the outstanding obligation under the Senior Notes. The following table sets forth our interest rate swap positions as of March 31, 2010:

	Notional
	Amounts	Swap Interest Rates
Term	(in millions)	Pay	Receive

Through December 2010	$50.0	5.349%	3-month LIBOR
Through December 2010	$50.0	3-month LIBOR	0.53%
Through June 2013	$100.0	3-month LIBOR + 8.175%	10.375%

Long-Term Debt of PVR. As of March 31, 2010, the long-term debt of PVR was solely attributable to the PVR Revolver.  The PVR Revolver is secured with substantially all of PVR’s assets.  As of March 31, 2010, PVR had remaining borrowing capacity of $180.3 million on the PVR Revolver, net of outstanding borrowings of $618.1 million and letters of credit of $1.6 million.  The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit.  Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option.  The weighted average interest rate on borrowings outstanding under the PVR Revolver during the three months ended March 31, 2010 was approximately 2.5%.  Debt outstanding under the PVR Revolver is non-recourse to us and PVG. A discussion of the applicable covenants and related compliance with respect to the PVR Revolver is provided in the discussion of Financial Condition that follows.

In April 2010, PVR completed an offering for $300 million of its 8.25% Senior Notes, or PVR Senior Notes, which mature in 2018. The net proceeds of $292.6 million from the PVR Senior Notes were used to pay down amounts outstanding under the PVR Revolver. Obligations under the PVR Senior Notes are non-recourse to us and PVG. The PVR Senior Notes were sold at 100% of par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the PVR Senior Notes were used to repay borrowings under the PVR Revolver.

PVR Interest Rate Swaps. PVR entered into interest rate swaps, or the PVR Interest Rate Swaps, to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. After considering the applicable margin of 2.25% in effect as of March 31, 2010, the total interest rate on the $250 million portion of PVR Revolver borrowings covered by the PVR Interest Rate Swaps was 5.62% as of March 31, 2010. The following table sets forth the PVR Interest Rate Swap positions as of March 31, 2010:

	Notional
	Amounts	PVR Swap Interest Rates
Dates	(in millions)	Pay	Receive

March 2010 - December 2011	$250.0	3.37%	3-month LIBOR
December 2011 - December 2012	$100.0	2.09%	3-month LIBOR

Asset Dispositions

During the three months ended March 31, 2010, we completed non-core strategic asset dispositions in connection with an effort to support funding for our capital spending program for 2010. The most significant of these dispositions was the sale of 10 million common units of PVG, representing approximately one-half of our remaining interest in PVG, as well as the sale of our remaining Gulf Coast properties, which completed our efforts to exit activities in this region. The following table summarizes the net cash realized from the significant dispositions that closed during the three months ended March 31, 2010:

Net Cash
Asset Description	Realized
10 million common units of PVG	$177,000
Oil and gas properties including the Gulf Coast oil and gas assets [1]	23,273
$200,273

1 Excludes $2.3 million received in 2009 as an initial deposit in connection the with sale of the Gulf Coast properties.

Commodity Price Risk Management

We actively manage our exposure to commodity price fluctuations by hedging the commodity price risk for our expected production through the use of derivatives, typically costless collar contracts. The level of our hedging activity and duration of the instruments employed depend upon our cash flow at risk, available hedge prices and our operating strategy. For 2010, we have hedged approximately 55% of our estimated natural gas production, at a weighted average floor price of $6.09 per MMBtu for the year, and $6.89 per MMBtu during the three months ended March 31, 2010, and a ceiling price of $8.19 per MMBtu.

PVR similarly manages its exposure to commodity price fluctuations by hedging the variability in its cash flows associated with anticipated natural gas midstream revenues and cost of midstream gas purchased through the use of derivatives including collar and swap derivative contracts, among others. Based upon current volumes, PVR has entered into hedging arrangements covering approximately 60% and 58% of its commodity-sensitive volumes in 2010 and 2011.

Financial Condition

Covenant Compliance

The terms of the Revolver require us to maintain certain financial covenants as follows:

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

As of March 31, 2010 and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the Revolver’s covenants.

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

As of March 31, 2010 and through the date upon which the Consolidated Financial Statements were issued, PVR was in compliance with all of the PVR Revolver’s covenants.

The following table summarizes the actual results of our and PVR’s covenant compliance for the period ended March 31, 2010:

		Actual
Description of Covenant	Covenant	Results
Penn Virginia Corporation and guarantor subsidiaries:
Total debt to EBITDAX	4.0	0.9
Current ratio	1.0	3.5
PVR:
Debt to EBITDA	5.25	3.28
EBITDA to interest expense	2.50	7.62

In the event that we or PVR would be in default of our covenants under the Revolver and the PVR Revolver, respectively, we or PVR could appeal to the banks for a waiver of the covenant default. Should the banks deny our or PVR’s appeal to waive the covenant default, the outstanding borrowings under the Revolver or the PVR Revolver would become payable on demand and would be reclassified as a component of current liabilities on the Consolidated Balance Sheets. In addition, both the Revolver and the PVR Revolver impose limitations on dividends and distributions, as well as limit the ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our or PVR’s business or enter into a merger or sale of our or PVR’s assets, including the sale or transfer of interests in our or PVR’s subsidiaries.

Future Capital Needs and Commitments

Subject to commodity prices and the availability of capital, we expect to expand our oil and gas operations over the next several years by continuing to execute a program dominated by development drilling and, to a lesser extent, exploration drilling, supplemented periodically with property and reserve acquisitions.

In 2010, we anticipate making oil and gas segment capital expenditures, excluding acquisitions, of up to approximately $400 million. This represents a substantial increase over 2009 capital expenditures which totaled $172 million. The capital expenditures are expected to be primarily funded from internally generated sources of cash, including cash distributions received from PVG and PVR, supplemented by the sale of non-core assets, including the sale of part or all of our remaining interests in PVG, and, if necessary, utilization of our available borrowing capacity under the Revolver. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on industry conditions, cash flows provided by operating activities and the availability of capital.

The 2010 capital expenditures program is anticipated to be allocated approximately as follows: Mid-Continent (40%), East Texas (30%), Appalachia (18%) and Mississippi (12%). This includes over $300 million for drilling and completions, with approximately 55% allocated to the Granite Wash and horizontal Cotton Valley plays, which have a higher concentration of oil and NGLs, and approximately 45% allocated to the Lower Bossier (Haynesville), Selma Chalk and Marcellus Shale plays. We anticipate allocating up to $85 million to leasehold acquisitions including $48 million attributable to the Appalachian region, $15 million attributable to the Mid-Continent region and $10 million attributable to the East Texas region.

For future periods, we continue to assess funding needs for our growth opportunities in the context of our presently available debt capacity. We expect to continue to use a combination of cash flows from operating activities and debt financing, supplemented with equity issuances and the sale of other non-core assets, potentially including all or part of our remaining interests in PVG, to fund our growth.

After giving effect to the PVR Senior Notes offering noted above, PVR believes that its remaining borrowing capacity of $472.9 million will be sufficient for its 2010 capital needs and commitments. PVR’s short-term cash requirements for operating expenses and quarterly distributions to PVG, as the owner of PVR’s general partner, and unitholders are expected to be funded through operating cash flows. In 2010, PVR anticipates making capital expenditures, excluding acquisitions, of approximately $105 million, including maintenance capital of $16 to $18 million. The majority of the 2010 capital expenditures are expected to be incurred in the PVR natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of operating cash flows and borrowings under the PVR Revolver. Long-term cash requirements for acquisitions and other capital expenditures are expected to be funded by operating cash flows, borrowings under the PVR Revolver and the issuances of additional debt and equity securities if available under commercially acceptable terms.

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

As of March 31, 2010 and December 31, 2009, PVR’s environmental liabilities were $1.0 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

 Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments.  Our most critical accounting estimates which involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and remained unchanged as of March 31, 2010.

New Accounting Standards

See Note 16 to the Consolidated Financial Statements for a description of new accounting standards.

 Item 3    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we and PVR are exposed are as follows:

•	Price Risk

•	Interest Rate Risk

As a result of our and PVR’s risk management activities as discussed below, we are also exposed to counterparty risk with financial institutions with whom we and PVR enter into these risk management positions.  Sensitivity to these risks has heightened due to the continued deterioration of the global economy, including financial and credit markets.

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

At March 31, 2010, we reported a net commodity derivative asset related to our oil and gas segment of $33.7 million.  The contracts underlying such commodity derivative asset are with four counterparties, all of which are investment grade financial institutions, and such commodity derivative asset is substantially concentrated with one of those counterparties. At March 31, 2010, we reported a net commodity derivative liability related to the PVR natural gas midstream segment of $8.5 million that is with six counterparties and is substantially concentrated with four of those counterparties.  These concentrations may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions.  Neither we nor PVR paid or received collateral with respect to our or PVR’s derivative positions.  The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of March 31, 2010.  No significant uncertainties related to the collectability of amounts owed to us or PVR exist with regard to these counterparties.

In the three months ended March 31, 2010, we reported consolidated net derivative gains of $22.3 million.  We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our and PVR’s commodity derivative contracts.  Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, NGL and crude oil prices.  These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Consolidated Financial Statements for a further description of our and PVR’s derivatives programs.

Oil and Gas Segment

The following table lists our commodity derivative agreements and their fair values as of March 31, 2010:

		Weighted Average Price
	Average Volume Per Day	Floor	Ceiling	Fair Value Asset (Liability)
	(in MMBtu)	(per MMBtu)
Natural Gas Costless Collars
Second Quarter 2010	30,000	$5.33	$8.02	$3,947
Third Quarter 2010	30,000	$5.33	$8.02	3,521
Fourth Quarter 2010	50,000	$5.65	$8.77	5,469
First Quarter 2011	50,000	$5.65	$8.77	3,609
Second Quarter 2011	30,000	$5.67	$7.58	2,430
Third Quarter 2011	30,000	$5.67	$7.58	2,208
Fourth Quarter 2011	20,000	$6.00	$8.50	1,524
First Quarter 2012	20,000	$6.00	$8.50	1,016
	(in MMBtu)	(per MMBtu)
Natural Gas Swaps
Second Quarter 2010	30,000	$6.17		6,187
Third Quarter 2010	30,000	$6.17		5,522
	(barrels)	(per barrel)
Crude Oil Costless Collars
Second Quarter 2010	500	$60.00	$74.75	(459)
Third Quarter 2010	500	$60.00	$74.75	(562)
Fourth Quarter 2010	500	$60.00	$74.75	(617)
Settlements to be received in subsequent period				(101)

We estimate that a $1.00 per MMBtu increase in the natural gas purchase price would decrease the fair value of our natural gas derivatives by $19.3 million.  We estimate that a $1.00 MMBtu decrease in the natural gas purchase price would increase the fair value of our natural gas derivatives by $22.4 million.  In addition, we estimate that a $5.00 per barrel increase in the crude oil price would decrease the fair value of our crude oil derivatives by $0.6 million.  We estimate that a $5.00 per barrel decrease in the crude oil price would increase the fair value of our crude oil derivatives by $0.6 million.

We estimate that, excluding the effects of our derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, oil and gas segment operating income for the remainder of 2010 would increase or decrease by $27 million.  In addition, we estimate that for every $5.00 per barrel increase or decrease in the crude oil price, oil and gas segment operating income for the remainder of 2010 would increase or decrease by $5 million.  This assumes that natural gas prices, crude oil prices and production volumes remain constant at anticipated levels.  These estimated changes in operating income exclude potential cash receipts or payments in settling these derivative positions.

PVR Natural Gas Midstream Segment

The following table lists PVR’s commodity derivative agreements and their fair values as of March 31, 2010:

			Weighted Average Price
	Average Volume Per Day	Swap Price	Floor	Ceiling	Fair Value Asset (Liability)
	(barrels)		($ per barrel)
Crude Oil Collar
Second through Fourth Quarter 2010	1,750		$68.86	$80.54	$(3,309)
First through Fourth Quarter 2011	400		$75.00	$98.50	35
	(MMBtu)	($ per MMBtu)
Natural Gas Purchase Swap
Second through Fourth Quarter 2010	7,100	$5.885			(3,133)
First through Fourth Quarter 2011	6,500	$5.796			(1,043)
	(gallons)	($ per gallon)
Ethane Swap
Second Quarter 2010	72,000	$0.735			1,062
	(gallons)		($ per gallon)
NGL - Natural Gasoline Collar
Third through Fourth Quarter 2010	42,000		$1.55	$2.03	(212)
First through Fourth Quarter 2011	95,000		$1.57	$1.94	(2,025)
Settlements to be received in subsequent period					171

PVR estimates that a $5.00 per barrel increase in the crude oil price would decrease the fair value of its crude oil collars by $2.5 million. PVR estimates that a $5.00 per barrel decrease in the crude oil price would increase the fair value of its crude oil collars by $2.2 million. PVR estimates that a $1.00 per MMBtu increase in the natural gas price would increase the fair value of its natural gas purchase swaps by $4.1 million. PVR estimates that a $1.00 per MMBtu decrease in the natural gas price would decrease the fair value of its natural gas purchase swaps by $4.1 million. PVR estimates that a $0.10 per gallon increase in the natural gasoline (an NGL) price would decrease the fair value of its natural gasoline collar by $3.0 million. PVR estimates that a $0.10 per gallon decrease in the natural gasoline price would increase the fair value of its natural gasoline collar by $2.8 million. PVR estimates that a $0.05 per gallon increase in the ethane (an NGL) price would decrease the fair value of its ethane swap by $0.3 million. PVR estimates that a $0.10 per gallon decrease in the ethane price would increase the fair value of its ethane swap by $0.3 million.

PVR estimates that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, PVR’s natural gas midstream gross margin and operating income in 2010 would increase or decrease by $3.8 million. In addition, PVR estimates that for every $5.00 per barrel increase or decrease in the crude oil price, its natural gas midstream gross margin and operating income in 2010 would increase or decrease by $5.9 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in PVR’s gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of March 31, 2010, we had no outstanding indebtedness under the Revolver.

As of March 31, 2010, PVR had $618.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term.  PVR entered into the PVR Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the PVR Revolver.  From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million, or 40.4% of PVR’s outstanding indebtedness under the PVR Revolver as of March 31, 2010, with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR.  From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, or 16.1% of PVR’s outstanding indebtedness under the PVR Revolver as of March 31, 2010, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR.  The PVR Interest Rate Swaps extend one year past the current maturity of the PVR Revolver.  A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through the PVR Interest Rate Swaps) as of March 31, 2010 would cost PVR approximately $3.7 million in additional interest expense per year.

Item 4    Controls and Procedures

(a)  Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, such disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 6    Exhibits

2.1
Purchase and Sale Agreement dated as of December 31, 2009 by and between Penn Virginia Oil & Gas, L.P. and Hilcorp Energy I, L.P. as amended by Amendment and Supplement to Purchase and Sale Agreement dated January 29, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 3, 2010).

2.2
Purchase and Sale Agreement dated as of December 31, 2009 by and between Hilcorp Energy I and Penn Virginia Oil and Gas Corporation dated January 29, 2010 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on February 3, 2010).

10.1
Amended and Restated Change of Location Severance Agreement dated March 30, 2010 by and between Penn Virginia Corporation and Nancy M Snyder (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2010).

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

PENN VIRGINIA CORPORATION

Date: May 7, 2010	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and Chief Financial Officer

Date: May 7, 2010	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller