Form 10-Q
period 2010-06-30
PENN VIRGINIA CORP
filed 2010-08-06
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 30, 2010, 45,527,199 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I.     FINANCIAL INFORMATION

Item 1    Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Natural gas	$38,819	$39,830	$86,807	$92,651
Crude oil	10,875	11,825	24,721	18,153
Natural gas liquids (NGLs)	2,662	4,336	7,528	7,706
Gain on sale of property and equipment	125	-	336	-
Other	807	(88)	1,774	1,967
Total revenues	53,288	55,903	121,166	120,477
Operating Expenses
Lease operating	9,155	11,405	17,892	23,421
Gathering, processing and transportation	3,309	3,409	6,540	6,156
Production and ad valorem taxes	3,105	3,336	7,375	7,463
General and administrative	15,827	12,150	30,852	23,585
Exploration	9,541	17,472	15,570	38,784
Depreciation, depletion and amortization	32,105	40,901	62,134	81,776
Impairments	1,124	3,279	1,124	4,475
Other	-	1,599	465	1,599
Total operating expenses	74,166	93,551	141,952	187,259

Operating loss	(20,878)	(37,648)	(20,786)	(66,782)
Other income (expense)
Interest expense	(13,321)	(8,681)	(26,992)	(15,567)
Derivatives	(580)	2,786	29,297	20,202
Other	517	6	1,763	1,250
Loss from continuing operations before income taxes	(34,262)	(43,537)	(16,718)	(60,897)
Income tax benefit	13,165	17,320	6,387	24,048
Net loss from continuing operations	(21,097)	(26,217)	(10,331)	(36,849)
Income from discontinued operations, net of tax	21,308	10,379	33,482	17,460
Gain on sale of discontinued operations, net of tax	49,612	-	49,612	-
Net income (loss)	49,823	(15,838)	72,763	(19,389)
Less net income attributable to noncontrolling interests in discontinued operations	(18,744)	(6,345)	(28,090)	(10,003)
Income (loss) attributable to Penn Virginia Corporation	$31,079	$(22,183)	$44,673	$(29,392)

Earnings (loss) per share attributable to Penn Virginia Corporation - Basic:
Continuing operations	$(0.46)	$(0.61)	$(0.23)	$(0.87)
Discontinued operations	0.06	0.09	0.12	0.18
Gain on sale of discontinued operations	1.08	-	1.09	-
Net income (loss)	$0.68	$(0.52)	$0.98	$(0.69)

Earnings (loss) per share attributable to Penn Virginia Corporation - Diluted:
Continuing operations	$(0.46)	$(0.61)	$(0.23)	$(0.87)
Discontinued operations	0.06	0.09	0.12	0.18
Gain on sale of discontinued operations	1.08	-	1.09	-
Net income (loss)	$0.68	$(0.52)	$0.98	$(0.69)

Weighted average shares outstanding, basic	45,539	42,798	45,508	42,422
Weighted average shares outstanding, diluted	45,790	42,798	45,767	42,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$327,250	$79,017
Accounts receivable, net of allowance for doubtful accounts	62,536	43,157
Derivative assets	17,974	16,241
Inventory	8,107	10,372
Assets held for sale	-	38,282
Other current assets	9,283	5,065
Current assets of discontinued operations	-	107,108
Total current assets	425,150	299,242
Property and equipment, net	1,598,504	1,479,452
Derivative assets	6,197	2,346
Other assets	21,785	24,124
Noncurrent assets of discontinued operations	-	1,083,343
Total assets	$2,051,636	$2,888,507

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$91,339	$70,724
Derivative liabilities	1,128	4,896
Deferred income taxes	6,285	-
Income taxes payable	112,065	-
Current liabilities of discontinued operations	-	77,915
Total current liabilities	210,817	153,535
Other liabilities	22,008	20,711
Derivative liabilities	-	2,460
Deferred income taxes	281,459	328,238
Long-term debt	502,538	498,427
Noncurrent liabilities of discontinued operations	-	647,137

Commitments and contingencies

Shareholders’ equity:
Preferred Stock of $100 par value - 100,000 shares authorized; none issued
Common stock of $0.01 par value – 128,000,000 shares authorized; shares issued and outstanding of 45,516,512 and 45,386,004 as of June 30, 2010 and December 31, 2009, respectively	266	265
Paid-in capital	677,839	590,846
Retained earnings	358,709	319,167
Deferred compensation obligation	2,715	2,423
Accumulated other comprehensive loss	(1,490)	(1,286)
Treasury stock – 125,036 and 113,858 shares of common stock, at cost, as of June 30, 2010 and December 31, 2009, respectively	(3,225)	(3,327)
Total Penn Virginia Corporation shareholders' equity	1,034,814	908,088
Noncontrolling interests in discontinued operations	-	329,911
Total shareholders’ equity	1,034,814	1,237,999
Total liabilities and shareholders’ equity	$2,051,636	$2,888,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$72,763	$(19,389)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(36,832)	(22,326)
Gain on sale of discontinued operations	(84,740)	-
Depreciation, depletion and amortization	62,134	81,776
Impairments	1,124	4,475
Derivative contracts:
Total derivative gains	(29,297)	(19,699)
Cash receipts to settle derivatives	17,484	31,980
Deferred income taxes	(7,733)	(18,800)
Loss on the sale of property and equipment, net	129	-
Dry hole and unproved leasehold expense	9,491	19,883
Non-cash interest expense	6,220	4,395
Share-based compensation	4,689	4,955
Other	(435)	3,998
Changes in operating assets and liabilities	30,672	(5,806)
Net cash provided by operating activities	45,669	65,442

Cash flows from investing activities
Capital expenditures - property and equipment	(168,081)	(165,268)
Proceeds from the sale of PVG units, net (Note 3)	139,120	-
Proceeds from the sale of property and equipment, net	23,277	5,239
Other	1,192	11
Net cash used in investing activities	(4,492)	(160,018)

Cash flows from financing activities
Dividends paid	(5,131)	(4,719)
Distributions received from discontinued operations	11,218	23,064
Repayments of bank borrowings	-	(7,542)
Repayment of borrowings	-	(262,000)
Proceeds from issuance of Senior notes, net	-	291,009
Proceeds from the issuance of common stock, net	-	64,835
Proceeds from the sale of PVG units, net (Note 3)	199,125	-
Debt issuance costs paid	-	(8,827)
Other	1,844	-
Net cash provided by financing activities	207,056	95,820

Cash flows from discontinued operations
Net cash provided by operating activities	77,759	72,535
Net cash provided by investing activities	(18,112)	(32,303)
Net cash provided by financing activities	(59,647)	(40,232)
	-	-
Net increase (decrease) in cash and cash equivalents	248,233	1,244
Cash and cash equivalents - beginning of period	79,017	-
Cash and cash equivalents - end of period	$327,250	$1,244

Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$20,975	$13,252
Income taxes (net of refunds received)	$3,150	$2,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended June 30, 2010
(in thousands, except per share amounts)

1.    Organization

Penn Virginia Corporation (“Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged primarily in the development, exploration and production of natural gas and oil in various domestic onshore regions including East Texas, the Mid-Continent, Appalachia and Mississippi.

Prior to June 2010, we indirectly owned partner interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded limited partnership formed by us in 2001 that is engaged in the coal and natural resource management and natural gas midstream businesses. Our ownership interests in PVR were held principally through our general and limited partner interests in Penn Virginia GP Holdings, L.P. (“PVG”), a publicly traded limited partnership formed by us in 2006. During June 2010, we disposed of our remaining ownership interests in PVG and, indirectly, our interests in PVR. The disposition transaction, as well as related transactions that took place in 2009 and earlier in 2010, are more fully described in Note 3.

2.    Basis of Presentation

Our Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of its subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements involves the use of estimates and judgments where appropriate.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included.  Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

As a result of the aforementioned disposition of our interests in PVG, the presentation of our Condensed Consolidated Financial Statements and Notes is substantially different in format from previous filings as described in detail in Notes 3 and 4. In addition, certain amounts for the 2010 and 2009 periods were reclassified to conform to the current presentation.

Management has evaluated all activities of the Company through the date upon which the Condensed Consolidated Financial Statements were issued and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

3.    Property Acquisitions and Divestitures

Property Acquisitions

Marcellus Shale Property Acquisitions

In May 2010, we acquired approximately 10,000 net acres in the Marcellus Shale play in Pennsylvania in two transactions for approximately $19.5 million. The first acquisition included approximately 7,900 net acres with Marcellus Shale rights and approximately 23,000 net acres with deeper rights. In connection with this acquisition, we granted the seller a 1.5 percent overriding royalty interest on the acquired acreage. The second acquisition included approximately 2,100 net acres with rights to the Marcellus Shale and all other formations.

Divestitures

PVG Unit Offerings

In September 2009, we sold 10 million common units of PVG (“PVG Common Units”) owned by us for proceeds of $118.1 million, net of offering costs, resulting in a reduction of our limited partner interest in PVG from 77.0% to 51.4%.  In April 2010, we completed the sale of an additional 11.25 million PVG Common Units for proceeds of $199.1 million, net of offering costs, which further reduced our limited partner interest to 22.6%. On a combined basis, these transactions resulted in a $137.9 million increase to noncontrolling interests as well as a $114.8 million increase to additional paid-in capital, net of income tax effects of $64.5 million. Because we maintained a controlling financial interest in PVG, the proceeds received from these transactions, for accounting purposes, were treated as financing transactions. Accordingly, the proceeds were reported as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows.

In June 2010, we completed the sale of our remaining PVG Common Units for $139.1 million, net of offering costs. Immediately prior to the closing of the June offering, we contributed 100% of the membership interests in PVG’s general partner to PVG, thereby relinquishing control of PVG. As a result of this divestiture, we recognized a gain of $49.6 million, net of income tax effects of $35.1 million, which is reported in the caption labeled “Gain on sale of discontinued operations, net of tax” on our Condensed Consolidated Statements of Income. Because we no longer held any interests in PVG, the proceeds received from this transaction, for accounting purposes, were treated as cash flows from investing activities on our Condensed Consolidated Statements of Cash Flows. Due to this divestiture of our interests in PVG, we deconsolidated PVG from our Condensed Consolidated Financial Statements. We have reported PVG’s results of operations and financial position as discontinued operations for the 2010 periods and comparative 2009 periods. Additional information with respect to discontinued operations is provided in Note 4.

Gulf Coast Properties

On December 23, 2009, we entered into purchase and sale agreements with a private company (the “Counterparty”) which resulted in the transfer of all of our oil and gas properties in the Gulf Coast region (southern Texas and Louisiana) in exchange for net cash proceeds of $32 million and oil and gas properties located in the Gwinville field in northern Mississippi, excluding transaction costs and purchase and sale adjustments. The fair values of the Gulf Coast oil and gas properties, as well as liabilities attributable to the disposal group, were reported as assets and liabilities held for sale as of December 31, 2009. The fair value of the properties received from the Counterparty was $8.2 million. An initial deposit of $2.3 million was received from the Counterparty in December 2009. This amount was included in accrued liabilities as of December 31, 2009. The transaction provided for certain purchase and sale adjustments based upon the collection of revenues and the payment of expenses attributable to the properties that took place after an effective date of October 1, 2009 and prior to the closing.  Upon the closing of the transaction in January 2010, we received total net proceeds of $23.2 million plus the aforementioned Mississippi oil and gas properties valued at $8.2 million, reflecting all actual purchase and sale adjustments prior to the closing. A loss on the sale of approximately $0.5 million was recognized as a component of operating expenses in connection with the closing.

4.    Discontinued Operations

Income from discontinued operations represents the results of operations of PVG, which include the results of operations of PVR. Previously, the results of operations of PVG and PVR were presented as our coal and natural resource management and natural gas midstream segments, respectively. The disclosures for the 2010 period provided in the table below reflect the results of operations of PVG through the date of the disposition of our entire remaining interest in PVG on June 7, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$115,573	$128,014	$303,206	$262,600

Income from discontinued operations before taxes	$22,877	$13,079	$36,832	$22,326
Income tax expense [1]	(1,569)	(2,700)	(3,350)	(4,866)
Income from discontinued operations, net of taxes	$21,308	$10,379	$33,482	$17,460

[1]
Determined by applying the effective tax rate attributable to discontinued operations to the income from discontinued operations less noncontrolling interests which are fully attributable to PVG's operations.

The following tables provide the detail of the assets and liabilities of discontinued operations as of December 31, 2009:

Current assets:
Cash and cash equivalents	$19,314
Accounts receivable, net	81,647
Derivative assets	1,331
Inventory	1,832
Other current assets	2,984
$107,108

Current liabilities:
Accounts payable	$52,901
Accrued liabilities	13,763
Derivative liabilities	11,251
$77,915

Noncurrent assets:
Net property and equipment	$872,906
Equity investments	87,601
Intangibles, net	83,741
Derivative assets	1,284
Other noncurrent assets	37,811
$1,083,343

Noncurrent liabilities:
Other liabilities	$22,752
Derivative liabilities	4,285
Long-term debt of PVR	620,100
$647,137

The following table summarizes the determination of the gain recognized on the disposition of PVG:

Cash proceeds, net of offering costs (8,827,429 units x $15.76 per unit)	$139,120
Carrying value of noncontrolling interests in PVG at date of disposition	382,324
		521,444
Less: Carrying value of PVG's assets and liabilities at date of disposition		(436,704)
		84,740
Income tax expense		(35,128)
Gain on sale of discontinued operations, net of tax		$49,612

We will have continuing involvement with PVR’s natural gas midstream segment through a number of existing agreements with various remaining terms. PVR will continue to provide marketing and gas gathering and processing services to the Company under certain of these agreements. The Company will continue to sell gas to PVR for resale at PVR’s Crossroads plant in east Texas. In addition, the Company and PVG have entered into transition service agreements attributable primarily to corporate and information technology functions.

5.    Derivative Financial Instruments

We utilize derivative financial instruments to mitigate our exposure to natural gas, crude oil and NGL price volatility as well as the volatility in interest rates. The derivative financial instruments, which are placed with financial institutions that we believe are acceptable credit risks, generally take the form of swaps and collars. Our derivative financial instruments are not designated as hedges.

Commodity Derivatives

We determine the fair values of our oil and gas derivative agreements using both third-party quoted forward prices for NYMEX Henry Hub gas and West Texas Intermediate crude oil as of the end of the reporting period and discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position and our own credit risk if the derivative is in a liability position.

The following table sets forth our oil and gas derivative positions as of June 30, 2010:

			Weighted Average Price
	Instrument	Average Volume Per Day	Floor	Ceiling	Fair Value Asset (Liability)
Natural Gas:		(in MMBtu)
Third Quarter 2010	Costless collars	30,000	$5.33	$8.02	$2,067
Third Quarter 2010	Swaps	30,000	$6.17		4,130
Fourth Quarter 2010	Costless collars	50,000	$5.65	$8.77	4,446
First Quarter 2011	Costless collars	50,000	$5.65	$8.77	3,455
Second Quarter 2011	Costless collars	30,000	$5.67	$7.58	2,382
Third Quarter 2011	Costless collars	30,000	$5.67	$7.58	2,178
Fourth Quarter 2011	Costless collars	20,000	$6.00	$8.50	1,581
First Quarter 2012	Costless collars	20,000	$6.00	$8.50	1,150
Second Quarter 2012	Swaps	10,000	$5.52		114
Third Quarter 2012	Swaps	10,000	$5.52		1
Crude Oil:		(barrels)
Third Quarter 2010	Costless collars	500	$60.00	$74.75	(185)
Fourth Quarter 2010	Costless collars	500	$60.00	$74.75	(310)
First Quarter 2011	Costless collars	425	$80.00	$101.50	281
Second Quarter 2011	Costless collars	425	$80.00	$101.50	281
Third Quarter 2011	Costless collars	360	$80.00	$103.30	243
Fourth Quarter 2011	Costless collars	360	$80.00	$103.30	238
Settlements to be paid in subsequent period					(10)

Interest Rate Swaps

In 2006, we entered into interest rate swaps (“Previous Interest Rate Swaps”) with notional amounts of $50 million to establish fixed interest rates on a portion of the then outstanding borrowings under our revolving credit facility (“Revolver”) through December 2010. During the first quarter of 2009, we discontinued hedge accounting for all of the Previous Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the Previous Interest Rate Swaps have been recognized in the Derivatives caption on our Condensed Consolidated Statements of Income.

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

The following table sets forth the positions of the Previous, Offsetting and New Interest Rate Swaps for the periods presented:

	Notional			Fair Value
	Amount	Swap Interest Rates [1]		June 30,	December 31,
Term	(in millions)	Pay	Receive	2010	2009
Through December 2010	$50.0	5.349%	LIBOR	$(1,128)	$(2,375)
Through December 2010	$50.0	LIBOR	0.53%	18	(39)
Through June 2013	$100.0	LIBOR + 8.175%	10.375%	2,109	(872)

[1]	References to LIBOR represent the 3-month rate.

Financial Statement Impact of Derivatives

The following table summarizes the effects of our derivative activities, as well as the location of the gains and losses on our Condensed Consolidated Statements of Income for the periods presented:

	Location of
	gain (loss)
	recognized	Three Months Ended June 30,		Six Months Ended June 30,
	in income	2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Interest rate contracts [1]	Interest expense	$-	$(501)	$-	$(939)
Interest rate contracts	Derivatives	2,280	(177)	3,945	(177)
Commodity contracts	Derivatives	(2,860)	2,963	25,352	20,378
Total increase (decrease) in net income resulting from derivatives		$(580)	$2,285	$29,297	$19,262
Realized and unrealized derivative impact:
Cash received for commodity and interest rate settlements	Derivatives	$9,051	$15,668	$17,484	$31,980
Cash paid for interest rate contract settlements	Interest expense	-	-	-	(438)
Unrealized derivative loss [2]		(9,631)	(13,383)	11,813	(12,280)
Total increase (decrease) in net income resulting from derivatives		$(580)	$2,285	$29,297	$19,262

[1]
This represents interest rate swap amounts reclassified out of Accumulated other comprehensive income ("AOCI") and into earnings. During 2009, the Company discontinued hedge accounting for the Previous Interest Rate Swaps. A total of $0.5 million and $0.9 million for remaining AOCI and actual hedge settlementsfor the three and six months ended June 30, 2009 were reclassified into earnings in the same period or periods relating to the Previous Interest Rate Swaps not designated for hedge accounting.

[2]	Represents unrealized gains (losses) in the Interest expense and Derivatives caption on our Condensed Consolidated Statements of Income.

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Condensed Consolidated Balance Sheets for the periods presented:

		Fair Values as of
		June 30, 2010		December 31, 2009
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

Interest rate contracts	Derivative assets/liabilities - current	$1,435	$1,128	$1,463	$2,413
Commodity contracts	Derivative assets/liabilities - current	16,539	-	14,778	2,483
		17,974	1,128	16,241	4,896

Interest rate contracts	Derivative assets/liabilities - noncurrent	692	-	-	2,334
Commodity contracts	Derivative assets/liabilities - noncurrent	5,505	-	2,346	126
		6,197	-	2,346	2,460
		$24,171	$1,128	$18,587	$7,356

At June 30, 2010, we reported a net derivative asset of $22.0 million related to oil and gas production. The contracts underlying such commodity derivative asset are with five counterparties, all of which are investment grade financial institutions, and such commodity derivative asset is substantially concentrated with one of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, to the extent that this counterparty is affected by changes in economic or other conditions. We have not paid or received collateral with respect to our derivative positions. The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of June 30, 2010. No significant uncertainties related to the collectability of amounts owed to us exist with regard to these counterparties.

The effects of derivative gains (losses) and cash settlements of our oil and gas commodity derivatives are reported as adjustments to reconcile net income to net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. These items are recorded in the “Total derivative losses (gains)” and “Cash settlements of derivatives” caption on our Condensed Consolidated Statements of Cash Flows.

As of June 30, 2010, we had not actively traded derivative financial instruments. In addition, as of June 30, 2010, we were not party to any derivative financial instruments containing credit risk contingencies.

6.     Property and Equipment, net

The following table summarizes our property and equipment for the periods presented:

	As of
	June 30,	December 31,
	2010	2009
Oil and gas properties:
Proved	$2,010,070	$1,887,073
Unproved	126,523	73,067
Total oil and gas properties	2,136,593	1,960,140
Other property and equipment	16,491	15,903
Total property and equipment	2,153,084	1,976,043
Accumulated depreciation, depletion and amortization	(554,580)	(496,591)
	$1,598,504	$1,479,452

7.    Long-Term Debt

The following table summarizes our long-term debt for the periods presented:

	As of
	June 30,	December 31,
	2010	2009
Revolving credit facility	$-	$-
Senior notes, net of discount (principal amount of $300,000)	292,251	291,749
Convertible notes, net of discount (principal amount of $230,000)	210,287	206,678
	$502,538	$498,427

Revolving Credit Facility

The Revolver provides for a $300 million revolving credit facility and matures in November 2012. We have the option to increase the commitments under the Revolver by up to an additional $225 million upon the receipt of commitments from one or more lenders. The Revolver is governed by a borrowing base calculation and the availability under the Revolver may not exceed the lesser of the aggregate commitments or the borrowing base. As of June 30, 2010, the borrowing base, which is redetermined semi-annually, was $420 million.

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

The Revolver is guaranteed by Penn Virginia and all of our material oil and gas subsidiaries (“Guarantor Subsidiaries”). The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.

As of June 30, 2010, there were no amounts outstanding under the Revolver, and we had remaining borrowing capacity of up to $299.3 million, net of outstanding letters of credit of $0.7 million. As of June 30, 2010 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with all of our covenants under the Revolver.

Senior Notes

The Senior Notes, which mature in June 2016, were originally sold at 97% of par, equating to an effective yield to maturity of approximately 11%. The Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.

As of June 30, 2010, approximately 97% of our consolidated assets were held by the Guarantor Subsidiaries with the remainder being held by our parent company, which is the issuer of the Senior Notes. Included in the parent company’s assets is approximately $43 million or 2% of consolidated assets, in cash balances held following the receipt of proceeds from the sale of the PVG Common Units. The parent company intends to invest a significant portion of this cash in its operating subsidiaries’ capital expenditures program during the second half of 2010.  The parent company incurs operating expenses in connection with the administration of its investment in its operating subsidiaries and incurs interest expense and related borrowing costs attributable to its debt instruments used to finance its operating subsidiaries. Accordingly, the parent company has no independent operations. There are no significant restrictions on the ability of the parent company or any of the Guarantor Subsidiaries to obtain funds through dividends or other means, including advances and intercompany notes among others. As a result of the sale of the PVG Common Units, the remaining unrestricted subsidiaries no longer have any assets other than net intercompany accounts receivable with the parent company resulting primarily from the transfer of proceeds received from the sale.

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

The Convertible Notes are represented by a liability component which is reported herein as long-term debt, net of discount, and an equity component representing the convertible feature which is included in additional paid-in capital in shareholders’ equity. The following table summarizes the carrying amount of these components for the periods presented:

	As of
	June 30,	December 31,
	2010	2009
Principal	$230,000	$230,000
Unamortized discount	(19,713)	(23,322)
Net carrying amount of liability component	$210,287	$206,678

Carrying amount of equity component	$36,850	$36,850

The unamortized discount will be amortized through the end of 2012. The effective interest rate on the liability component of the Convertible Notes for the three and six months ended June 30, 2010 and 2009 was 8.5%. During each of the three and six month periods, we recognized $2.6 million and $5.2 million of interest expense, respectively, related to the contractual coupon rate on the Convertible Notes. In addition, we recognized $1.8 million and $1.7 million and $3.6 million and $3.3 million of interest expense related to the amortization of the discount for the three and six months ended June 30, 2010 and 2009, respectively.

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

We also entered into separate warrant transactions, (“Warrants”), whereby we sold to the Option Counterparties warrants to acquire, subject to anti-dilution adjustments, approximately 3,982,680 shares of our common stock at an exercise price of $74.25 per share. Upon exercise of the Warrants, we will deliver shares of our common stock equal in value to the excess of the then market price over the strike price of the Warrants.

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

8. Additional Balance Sheet Detail

The following tables summarize components of selected balance sheet accounts for the periods presented:

	As of
	June 30,	December 31,
	2010	2009
Other current assets:
Prepaid expenses	$7,925	$1,540
Deferred income taxes	-	1,298
Income tax receivable	-	2,227
Other	1,358	-
	$9,283	$5,065

	As of
	June 30,	December 31,
	2010	2009
Other assets:
Debt issuance costs	$16,065	$18,175
Long-term investments - SERP	5,671	5,904
Other	49	45
	$21,785	$24,124

	As of
	June 30,	December 31,
	2010	2009
Accounts payable and accrued liabilities:
Accounts payable	$37,758	$26,269
Drilling costs	22,610	11,203
Royalties	7,873	6,397
Production and franchise taxes	7,366	8,209
Compensation	4,445	8,311
Interest	2,973	2,771
Gas imbalance	1,199	1,094
Accrued lease assignment cost	3,500	-
Liabilities held for sale	-	500
Deposit received on properties sold	-	2,280
Other	3,615	3,690
	$91,339	$70,724

	As of
	June 30,	December 31,
	2010	2009
Other liabilities:
Asset retirement obligation	$7,090	$6,835
Pension	1,866	1,762
Postretirement health care	3,548	3,452
Deferred compensation	8,604	8,662
Other	900	-
	$22,008	$20,711

9.    Fair Value Measurements

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of June 30, 2010, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value. The fair value of our fixed-rate, long-term debt is estimated based on the published market prices for the same or similar issues and is provided as follows:

	As of
	June 30,	December 31,
	2010	2009
10.375% Senior Unsecured Notes	$321,000	$327,000
4.5% Convertible Notes	215,913	218,742
	$536,913	$545,742

Recurring Fair Value Measurements

Certain assets and liabilities, including our derivatives, are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of our assets and liabilities for the periods presented:

	As of June 30, 2010
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Publicly traded equity securities	$5,671	$5,671	$-	$-
Interest rate swap assets - current	1,435	-	1,435	-
Interest rate swap assets - noncurrent	692	-	692	-
Commodity derivative assets - current	16,539	-	16,539	-
Commodity derivative assets - noncurrent	5,505	-	5,505	-

Liabilities:
Deferred compensation - noncurrent liability	(6,281)	(6,281)	-	-
Interest rate swap liabilities - current	(1,128)	-	(1,128)	-
Totals	$22,433	$(610)	$23,043	$-

	As of December 31, 2009
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Publicly traded equity securities	$5,904	$5,904	$-	$-
Interest rate swap assets - current	1,463	-	1,463	-
Commodity derivative assets - current	14,778	-	14,778	-
Commodity derivative assets - noncurrent	2,346	-	2,346	-

Liabilities:
Deferred compensation - noncurrent liability	(6,564)	(6,564)	-	-
Interest rate swap liabilities - current	(2,413)	-	(2,413)	-
Interest rate swap liabilities - noncurrent	(2,334)	-	(2,334)	-
Commodity derivative liabilities - current	(2,483)	-	(2,483)	-
Commodity derivative liabilities - noncurrent	(126)	-	(126)	-
Totals	$10,571	$(660)	$11,231	$-

We used the following methods and assumptions to estimate the fair values:

•
Publicly traded equity securities: Our publicly traded equity securities consist of various publicly traded equities that are held as assets for funding certain deferred compensation obligations. The fair values are based on quoted market prices, which are level 1 inputs.

•
Commodity derivatives: We determine the fair values of our oil and gas derivative agreements based on discounted cash flows derived from third-party quoted forward prices for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices as of June 30, 2010. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. Each of these is a level 2 input.

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

In addition to the items provided above, there are other assets and liabilities recorded at fair value on a non-recurring basis. The most significant of these includes the fair value of properties held for sale, consisting of the underlying properties and related assets and liabilities. Their fair value was derived using a market approach based on agreements of sale, adjusted for working capital and closing costs. Because these significant fair value inputs are typically not observable, we have categorized the amounts as level 3 inputs.

10.          Shareholders’ Equity and Comprehensive Income

The following table is a reconciliation of the carrying amount of total shareholders’ equity attributable to Penn Virginia and shareholders’ equity attributable to the noncontrolling interests in PVG for the periods presented:

	Penn Virginia	Noncontrolling
	Corporation	Interests in	Total
	Shareholders'	Discontinued	Shareholders'	Comprehensive
	Equity	Operations	Equity	Income (Loss)
Balance at December 31, 2009	$908,088	$329,911	$1,237,999
Dividends paid ($0.1125 per share)	(5,131)	-	(5,131)
Distributions to noncontrolling interest holders	-	(49,566)	(49,566)
Sale of PVG units, net of tax	82,102	70,188	152,290
Deconsolidation of PVG	-	(382,324)	(382,324)
Other changes to shareholders' equity	5,286	3,119	8,405
Comprehensive income:
Net income	44,673	28,090	72,763	$72,763
Hedging reclassification adjustment	-	582	582	582
Other, net of tax	(204)	-	(204)	(204)
Balance at June 30, 2010	$1,034,814	$-	$1,034,814	$73,141

Balance at December 31, 2008	$925,215	$297,227	$1,222,442
Dividends paid ($0.1125 per share)	(4,719)	-	(4,719)
Distributions to noncontrolling interest holders	-	(36,910)	(36,910)
Common stock offering	64,835	-	64,835
Other changes to shareholders' equity	3,425	2,412	5,837
Comprehensive income:
Net income (loss)	(29,392)	10,003	(19,389)	$(19,389)
Hedging unrealized loss, net of tax	257	(353)	(96)	(96)
Hedging reclassification adjustment, net of tax	(240)	1,215	975	975
Balance at June 30, 2009	$959,381	$273,594	$1,232,975	$(18,510)

The following table discloses the net income attributable to Penn Virginia and transfers to noncontrolling interests for the six months ended June 30, 2010:

Net income attributable to Penn Virginia	$44,673
Transfer to noncontrolling interests:
Increase in Penn Virginia's paid-in capital for sale of PVG units, net of taxes of $46,835	82,102
Changes from net income attributable to Penn Virginia and transfers to noncontrolling interests	$126,775

11.     Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations. During the three months ended June 30, 2010, we established a $0.9 million reserve for a litigation matter.

Significant Customers

For the six months ended June 30, 2010, three customers accounted for $53.1 million, or approximately 44%, of our total consolidated revenues.  At June 30, 2010, $20.6 million, or approximately 33% of our consolidated accounts receivable, including joint interest billings, related to these customers.

12.	Share-Based Compensation

Our stock compensation plans permit the grant of incentive and nonqualified stock options, common stock, deferred common stock units, restricted stock and phantom stock units to our employees and directors.  Generally, stock options vest over a three year period, with one-third vesting in each year. Common stock and deferred common stock units granted under our stock compensation plans are vested immediately, and we recognize compensation expense related to those grants on the grant date.  Restricted stock and phantom stock units granted under our stock compensation plans vest over a three-year period, with one-third vesting in each year. We recognize compensation expense related to our stock compensation plans in the General and administrative expenses caption on our Condensed Consolidated Statements of Income. The following table summarizes the share-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock option plans	$1,276	$1,691	$3,385	$3,583
Common, deferred, restricted and phantom unit plans	392	660	1,304	1,372
	$1,668	$2,351	$4,689	$4,955

13.	Restructuring Activities

In November 2009, we implemented an organization restructuring that resulted in the transfer of certain corporate administrative and oil and gas accounting functions from our Kingsport, Tennessee office location to our Houston, Texas and Radnor, Pennsylvania locations.  In addition, the restructuring resulted in the relocation of our eastern region oil and gas divisional office from Kingsport to Pittsburgh, Pennsylvania. Approximately 30 employees were terminated in connection with the restructuring. We incurred special termination benefit costs of approximately $1.4 million, including $0.5 million in 2009 and $0.9 million in 2010, that were paid to eligible employees upon the completion of various transition activities.  Those costs have been charged to operations ratably over the transition period which concluded during the second quarter of 2010. These charges are included in the general and administrative expenses caption on our Condensed Consolidated Statements of Income. In addition, we incurred approximately $0.7 million in relocation costs as well as $0.6 million in other incremental costs associated with expanding our other office locations including the new office in Pittsburgh.

The following table summarizes the obligations as of and for the six months ended June 30, 2010:

Balance at beginning of period	$529
Termination benefits accrued	867
Cash payments	(1,396)
Balance at end of period	$-

In addition to these restructuring activities, we ceased operations at our Kingsport, Tennessee office location during the second quarter of 2010 and assigned the underlying lease of the facility to PVR. In connection with this assignment, we incurred a one-time charge of $3.5 million. This amount, which was paid in July 2010, was reported in accrued liabilities as of June 30, 2010 and included in general and administrative expenses for the second quarter of 2010.

14.	Impairments

We review oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices. We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Because these significant fair value inputs are typically not observable, we classify impairments of oil and gas properties assets as a level 3 fair value measure. The impairment charge incurred during the 2010 period is attributable to a decline in the market value of certain oil and gas properties expected to be sold during the third quarter of 2010. The impairment charges incurred during the 2009 periods were primarily attributable to certain oil and gas inventory assets and properties whose impairment was triggered by market declines in spot and future oil and gas prices.

The following table summarizes impairment charges recorded during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Oil and gas properties	$1,124	$-	$1,124	$1,196
Other	-	3,279	-	3,279
	$1,124	$3,279	$1,124	$4,475

15.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest on borrowings and related fees	$10,709	$7,063	$21,487	$11,719
Accretion of original issue discount	2,001	1,778	4,111	3,426
Amortization of debt issuance costs	964	540	2,109	969
Interest rate swaps	-	501	-	939
Capitalized interest	(355)	(541)	(717)	(905)
Other	2	(660)	2	(581)
	$13,321	$8,681	$26,992	$15,567

16.	Earnings per Share

The following table provides a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss from continuing operations	$(21,097)	$(26,217)	$(10,331)	$(36,849)
Income from discontinued operations, net of tax	21,308	10,379	33,482	17,460
Gain on sale of discontinued operations, net of tax	49,612	-	49,612	-
Less net income attributable to noncontrolling interests[1]	(18,744)	(6,345)	(28,090)	(10,003)
Net income (loss) attributable to common shareholders	$31,079	$(22,183)	$44,673	$(29,392)
Less: Portion of subsidiary net income allocated to undistributed share-based compensation awards,net of taxes	-	(21)	(28)	(34)
	$31,079	$(22,204)	$44,645	$(29,426)

Weighted-average shares, basic	45,539	42,798	45,508	42,422
Effect of dilutive securities [2]	251	-	259	-
Weighted-average shares, diluted	45,790	42,798	45,767	42,422

[1]
For purposes of determining earnings per share, net income attributable to noncontrolling interests is applied against income from discontinued operations as they are completely attributable to PVG's operations.

[2]
For the three and six months ended June 30, 2009, approximately 0.1 million potentially dilutive securities, including the Convertible Notes, stock options, restricted stock and phantom stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

17.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance on increased fair-value measurement disclosures.  The guidance requires us to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of level 1 and level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of level 3 fair-value measurements.  The guidance also clarified existing fair-value measurement disclosure about the level of disaggregation, inputs and valuation techniques.  Except for the detail level 3 roll forward disclosures, this guidance is effective for annual and interim reporting beginning in the first quarter of 2010.  The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for level 3 fair-value measurements are effective for interim and annual reporting beginning in the first quarter of 2011. The Company adopted the provisions of the guidance during the first quarter of 2010 with no significant impact on its fair-value measurement disclosures. In addition, the Company does not anticipate any significant impact from the required level 3 roll forward disclosures effective in 2011.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, natural gas liquids, or NGLs, and crude oil;

•	our ability to access external sources of capital;

•	uncertainties relating to the occurrence and success of capital-raising transactions, including securities offerings and asset sales;

•	reductions in the borrowing base under the Revolver;

•	our ability to develop and replace oil and gas reserves and the price for which such reserves can be acquired;

•	any impairment write-downs of our reserves or assets;

•	reductions in our anticipated capital expenditures;

•	the relationship between natural gas, NGL and crude oil;

•	the projected demand for and supply of natural gas, NGLs and crude oil;

•	the availability and costs of required drilling rigs, production equipment and materials;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production;

•	competition among producers in the oil and natural gas industry generally;

•	the extent to which the amount and quality of actual production of our oil and natural gas differ from estimated proved oil and gas reserves;

•	operating risks, including unanticipated geological problems, incidental to our business;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	delays in anticipated start-up dates of our oil and natural gas production;

•	environmental risks affecting the drilling and producing of oil and gas wells;

•	the timing of receipt of necessary governmental permits by us;

•	hedging results;

•	accidents;

•	changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters;

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

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Item 1. All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated.

Overview of Business

We are an independent oil and gas company engaged primarily in the development, exploration and production of natural gas and oil in various domestic onshore regions.  We have a geographically diverse asset base with core areas of operations in the East Texas, Mid-Continent, Appalachia and Mississippi regions of the United States.  As of December 31, 2009, we had proved natural gas and oil reserves of approximately 911 Bcfe, as adjusted for the disposition of our former Gulf Coast properties in January 2010. Our operations include both conventional and unconventional development drilling opportunities, as well as some exploratory prospects.

The divestiture of our holdings in Penn Virginia GP Holdings, L.P., or PVG, completes the process of transforming the Company into a “pure play” exploration and production (E&P) company. We believe our emerging presence in several key plays as mentioned above, which we expect to be funded in part with the majority of the proceeds from our PVG divestiture and our strong balance sheet, positions us for meaningful growth over the next several years.

The primary development play types that we are focused on include: (i) the horizontal Granite Wash play in Mid-Continent, (ii) the horizontal Lower Bossier (Haynesville) Shale play in East Texas, (iii) the predominantly horizontal Selma Chalk play in Mississippi and, to a lesser extent, (iv) the Cotton Valley play in East Texas. In addition, we intend to focus on drilling exploratory wells in the Marcellus Shale play in Appalachia in order to determine whether our leasehold acreage position there will support a development program.

The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total production (Mmcfe)	10,475	13,552	20,813	27,262
Daily production (Mmcfe per day)	115.1	148.9	115.0	150.6

Product revenues, as reported	$52,356	$55,991	$119,056	$118,510
Revenues, as adjusted for derivatives	$61,145	$72,175	$136,881	$151,006

Operating loss	$(20,878)	$(37,648)	$(20,786)	$(66,782)
Interest expense	$13,321	$8,681	$26,992	$15,567

Cash provided by (used in) operating activities	$14,924	$(3,918)	$45,669	$65,442
Cash paid for capital expenditures	$103,589	$44,288	$168,081	$165,268

Net development wells drilled	13.1	3.2	20.8	16.7
Net exploratory wells drilled	-	-	1.0	1.0

Cash and cash equivalents at end of period			$327,250	$1,244
Debt outstanding, net of discounts, at end of period			$502,538	$564,332

Key Developments

During the six months ended June 30, 2010, the following general business developments and corporate actions had an impact on the financial reporting of our results of operations and financial position: (i) the complete divestiture of our interests in PVG, (ii) the acquisition of properties in the Marcellus Shale play, (iii) the signing of a fracturing services agreement for well completion activities, (iv) the completion of our organization restructuring that was announced in the fourth quarter of 2009 and (v) the completion of the disposition of our Gulf Coast properties. A discussion of these key developments follows:

Divestiture and Deconsolidation of PVG

Prior to June 2010, we indirectly owned partner interests in Penn Virginia Resource Partners, L.P., or PVR, which is engaged in the coal and natural gas resource management and natural gas midstream businesses. Our ownership interests in PVR were held primarily through our general and limited partner interests in PVG. In June 2010, we completed the sale of our remaining limited partner interests in PVG in a secondary public offering for proceeds of approximately $139 million, net of offering costs. In a related transaction, we disposed of our subsidiary that held the sole non-economic general partner interest in PVG and thereby relinquished control of PVG. As a result of these transactions, we recognized a gain of $49.6 million, net of taxes, during the three months ended June 30, 2010 and have deconsolidated PVG from our Condensed Consolidated Financial Statements. The results of operations attributable to PVG through the date of these transactions and prior periods have been presented as discontinued operations in our Condensed Consolidated Financial Statements. Since September 2009, we sold approximately 30.1 million common units representing 77% of the ownership of PVG, raising approximately $450 million in net pre-tax proceeds.  Additional information is provided in the Liquidity and Capital Resources discussion that follows.

Acquisition of Properties

In May 2010, we acquired approximately 10,000 net acres in the Marcellus Shale play in Pennsylvania in two transactions for approximately $19.5 million. The first acquisition included approximately 7,900 net acres with Marcellus Shale rights and approximately 23,000 net acres with deeper rights. In connection with this acquisition, we granted the seller a 1.5 percent overriding royalty interest on the acquired acreage. The second acquisition included approximately 2,100 net acres, with rights to the Marcellus Shale and all other formations.

Signing of Fracturing Services Agreement

In May 2010, we entered into a one-year agreement with C&J Energy Services, Inc. to provide hydraulic fracturing services in our East Texas and Mid-Continent regions beginning in the third quarter of 2010. The supply of such services and related equipment has been constrained in those regions during 2010 and led to the delays in well completions that we experienced during the first half of the year. As a result of the agreement, we anticipate access to equipment and services necessary to complete the backlog of wells drilled, together with wells to be drilled in the second half of 2010 and the first half of 2011.

Organization Restructuring

In November 2009, we implemented an organization restructuring that resulted in the transfer of certain corporate and oil and gas accounting and administrative functions from our Kingsport, Tennessee office location to our Houston, Texas and Radnor, Pennsylvania locations.  In addition, the restructuring resulted in the relocation of our eastern region oil and gas divisional office from Kingsport to our new office in Pittsburgh, Pennsylvania. Approximately 30 employees were terminated in connection with the restructuring, which was substantially completed during the second quarter of 2010. In 2010, we incurred approximately $2.1 million in costs including termination benefits, relocation costs and other incremental costs associated with expanding our other office locations. In addition, we incurred a lease termination charge of $3.5 million in connection with the assignment of a lease for our former Kingsport, Tennessee office facility to PVR.

Disposition of Gulf Coast Properties

In January 2010, we completed the sale of our Gulf Coast properties in exchange for cash proceeds of $23.2 million, net of transaction costs and purchase and sale adjustments, plus the receipt of certain oil and gas properties in the Selma Chalk play in our Mississippi region.

Results of Operations

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

The following table sets forth a summary of certain operating and financial performance for the periods presented:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Total Production:
Natural gas (MMcf)	9,132	11,422	(2,290)	(20)%
Crude oil (MBbl)	148	215	(67)	(31)%
NGL (MBbl)	76	140	(64)	(46)%
Total production (MMcfe)	10,475	13,552	(3,077)	(23)%

Realized prices, before derivatives:
Natural gas ($/Mcf)	$4.25	$3.49	$0.76	22%
Crude oil ($/Bbl)	73.58	55.00	18.58	34%
NGL ($/Bbl)	35.03	30.97	4.06	13%
Total ($/Mcfe)	$5.00	$4.13	$0.87	21%

Revenues
Natural gas	$38,819	$39,830	$(1,011)	(3)%
Crude oil	10,875	11,825	(950)	(8)%
NGL	2,662	4,336	(1,674)	(39)%
Total product revenues	52,356	55,991	(3,635)	(6)%
Gain on sale of property and equipment	125	-	125	n/a
Other income	807	(88)	895	1017%
Total revenues	53,288	55,903	(2,615)	(5)%
Operating Expenses
Lease operating	9,155	11,405	2,250	20%
Gathering, processing and transportation	3,309	3,409	100	3%
Production and ad valorem taxes	3,105	3,336	231	7%
General and administrative	15,827	12,150	(3,677)	(30)%
Exploration	9,541	17,472	7,931	45%
Depreciation, depletion and amortization	32,105	40,901	8,796	22%
Impairments	1,124	3,279	2,155	66%
Other	-	1,599	1,599	n/a
Total operating expenses	74,166	93,551	19,385	21%

Operating loss	(20,878)	(37,648)	16,770	45%
Other income (expense)
Interest expense	(13,321)	(8,681)	(4,640)	(53)%
Derivatives	(580)	2,786	(3,366)	(121)%
Other	517	6	511	8517%
Income tax (expense) benefit	13,165	17,320	(4,155)	(24)%
Income from discontinued operations, net of tax	21,308	10,379	10,929	105%
Gain on sale of discontinued operations, net of tax	49,612	-	49,612	n/a
Net income (loss)	49,823	(15,838)	65,661	415%
Less:
Net income attributable to noncontrolling interests	(18,744)	(6,345)	(12,399)	(195)%
Net income (loss) attributable to Penn Virginia Corporation	$31,079	$(22,183)	$53,262	240%

Production

The following tables set forth a summary of our total and daily production volumes by geographical region for the periods presented:

	Three Months Ended,			Three Months Ended,
	June 30,		Favorable	June 30,		Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)	% Change
	(MMcfe)			(MMcfe per day)
East Texas	2,618	3,721	(1,103)	28.8	40.9	(12.1)	(30)%
Appalachia	2,591	2,934	(343)	28.4	32.2	(3.8)	(12)%
Mid-Continent	3,502	3,455	47	38.5	38.0	0.5	1%
Mississippi	1,764	2,149	(385)	19.4	23.6	(4.2)	(18)%
Gulf Coast	-	1,293	(1,293)	-	14.2	(14.2)	(100)%
Total production	10,475	13,552	(3,077)	115.1	148.9	(33.8)	(23)%

Approximately 87% and 84% of total production in the three months ended June 30, 2010 and 2009 was natural gas.  Total production decreased primarily due to the disposition of our Gulf Coast properties in January 2009 as well as natural declines in most regions. These natural declines were expected to be replaced with new production; however, we experienced equipment and service-related delays in new well completions during the first half of 2010 primarily in the Lower Bossier (Haynesville) Shale play in the East Texas region and the Granite Wash play in the Mid-Continent region. The overall decline was partially offset by production from new wells in the Granite Wash play in the Mid-Continent region that were brought online during the first half of 2010.

The supply of fracturing and completion services and related equipment has been constrained in most domestic regions during the current year. In order to address this issue and complete the backlog of wells drilled, together with our planned activity for the remainder of 2010, we entered into a one-year agreement with a hydraulic fracturing services vendor for services to be provided in the Mid-Continent and East Texas regions.  The agreement is effective beginning in July 2010. We expect our drilling program to intensify in these two areas and anticipate sequential quarterly production growth at a greater pace for the remainder of 2010.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per Mcfe by geographical region for the periods presented:

	Three Months Ended,			Three Months Ended,
	June 30,		Favorable	June 30,		Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
				($ per Mcfe)
East Texas	$12,390	$14,893	$(2,503)	$4.73	$4.00	$0.73
Appalachia	10,583	10,604	(21)	4.08	3.61	0.47
Mid-Continent	21,763	15,876	5,887	6.21	4.60	1.61
Mississippi	7,620	8,059	(439)	4.32	3.75	0.57
Gulf Coast	-	6,559	(6,559)	-	5.07	n/a
Total revenues	$52,356	$55,991	$(3,635)	$5.00	$4.13	$0.87

As illustrated below, the decline in production volume more than offset improved pricing in all three commodity product types. The following table provides an analysis of the change in our revenues for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Revenue Variance Due to
	Volume	Price	Total
Natural gas	$(7,986)	$6,975	$(1,011)
Crude oil	(3,696)	2,746	(950)
NGL	(1,982)	308	(1,674)
	$(13,664)	$10,029	$(3,635)

Effects of Derivatives

Our revenues may vary significantly from period to period as a result of fluctuations in commodity prices or production volumes. As part of our risk management strategy, we use derivative financial instruments to hedge natural gas and, to a lesser extent, oil prices. We received $8.8 million and $16.1 million in cash settlements for commodity derivatives in the three months ended June 30, 2010 and 2009, respectively.

The following table reconciles natural gas and crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Natural gas revenues as reported	$38,819	$39,830	$(1,011)	(3)%
Cash settlements on natural gas derivatives	9,038	14,804	(5,766)	(39)%
Natural gas revenues adjusted for derivatives	$47,857	$54,634	$(6,777)	(12)%

Natural gas prices per Mcf, as reported	$4.25	$3.49	$0.76	22%
Cash settlements on natural gas derivatives per Mcf	0.99	1.30	(0.31)	(24)%
Natural gas prices per Mcf adjusted for derivatives	$5.24	$4.79	$0.45	10%

Crude oil revenues as reported	$10,875	$11,825	$(950)	(8)%
Cash settlements on crude oil derivatives	(249)	1,380	(1,629)	(118)%
Crude oil revenues adjusted for derivatives	$10,626	$13,205	$(2,579)	(20)%

Crude oil prices per Bbl, as reported	$73.58	$55.00	$18.58	34%
Cash settlements on crude oil derivatives per Bbl	(1.69)	6.42	(8.11)	(126)%
Crude oil prices per Bbl adjusted for derivatives	$71.89	$61.42	$10.47	17%

Lease Operating

The 2010 period includes decreases in charges that are generally correlated with production volume including water disposal, chemical and treating and repairs and maintenance costs.

Gathering, Processing and Transportation

Gathering, processing and transportation charges decreased slightly during the 2010 period primarily as a result of lower volume.

Production and Ad Valorem Taxes

As a percentage of revenue, production and ad valorem taxes remained relatively consistent in the 2010 and 2009 quarters.

General and Administrative

General and administrative expenses increased primarily due to restructuring charges attributable to termination benefits and other costs associated with the organization restructuring announced during November 2009, as well as a $3.5 million charge related to the assignment of our lease of our former Kingsport, Tennessee office facility to PVR.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Geological and geophysical	$4,065	$341	$(3,724)	(1092)%
Unproved leasehold	4,435	9,844	5,409	55%
Standby rig charges	-	6,739	6,739	n/a
Other	1,041	548	(493)	(90)%
	$9,541	$17,472	$7,931	45%

The decrease in exploration expense in the second quarter of 2010 is attributable primarily to standby rig charges for cancellation fees, minimum daily standby fees and demobilization fees incurred during the 2009 period. These charges were a direct result of our 2009 drilling program reduction due to unfavorable economic conditions.

Depreciation, Depletion and Amortization (DD&A)

The following table sets forth the components of DD&A and the nature of the variances for the periods presented:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Depreciation	$1,715	$1,695	$(20)	(1)%
Depletion	30,279	39,080	8,801	23%
Amortization	111	126	15	12%
	$32,105	$40,901	$8,796	22%

	DD&A Variance Due to
	Production	Rates	Total
Three months ended June 30, 2010 compared to 2009	$9,287	$(491)	$8,796

Our average depletion rate increased slightly to $2.89 per Mcfe for the 2010 period from $2.88 per Mcfe during the 2009 period.

Impairments

During the three months ended June 30, 2010, we incurred an impairment charge of certain oil and gas properties expected to be sold in the third quarter of 2010. During the three months ended June 30, 2009, we incurred impairment charges on certain tubular inventory assets attributable to declines in market values.

Other

The 2009 period reflects a loss on the sales of inventory and an oil and gas property.

Interest Expense

The following table summarizes the components of our total interest expense for the periods presented:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Interest on borrowings and related fees	$10,709	$7,063	$(3,646)	(52)%
Accretion of original issue discount	2,001	1,778	(223)	(13)%
Amortization of debt issuance costs	964	540	(424)	(79)%
Interest rate swaps	-	501	501	100%
Capitalized interest	(355)	(541)	(186)	(34)%
Other	2	(660)	(662)	(100)%
	$13,321	$8,681	$(4,640)	(53)%

Interest expense increased due to higher interest rates on outstanding borrowings primarily as a result of the 10.375% Senior Unsecured Notes, or Senior Notes, which were issued in June 2009. We recorded higher amortization of the original issue discount and issuance costs on the Senior Notes and 4.50% Convertible Senior Subordinated Notes, or Convertible Notes, as well as higher amortization of issuance costs associated with our revolving credit facility, or Revolver. In addition, the prior year period included a reversal of interest cost attributable to the settlement of various state income tax positions which more than offset a reclassification of expense from accumulated other comprehensive income (“AOCI”) attributable to the discontinuation of hedge accounting related to our interest rate swaps.

Derivatives

The components of our derivative activities are presented below for the periods presented:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Oil and gas unrealized derivative loss	$(11,649)	$(13,221)	$1,572	12%
Oil and gas realized gain	8,789	16,184	(7,395)	(46)%
Interest rate swap unrealized gain	2,018	339	1,679	495%
Interest rate swap realized gain (loss)	262	(516)	778	151%
Total derivatives (loss) income	$(580)	$2,786	$(3,366)	(121)%

Cash received for settlements during the three months ended June 30, 2010 was $9.1 million as compared to $15.7 million during the comparable period in 2009.

Other

Other income increased during the three months ended June 30, 2010 due primarily to the gains on the sale of non-operating securities as well as higher interest income on the significantly larger cash balances held following the disposition of our investment in PVG.

Income Tax Expense

The effective tax rate for the three months ended June 30, 2010 was 38.3% as compared to 39.8% for the comparable period in 2009. Due to the operating losses incurred during both periods, we recognized an income tax benefit.

Discontinued Operations

The following table presents a summary of results of operations from discontinued operations for the periods presented:

	Three Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Net revenues	$115,573	$128,014	$(12,441)	(10)%

Income from discontinued operations before taxes	$22,877	$13,079	$9,798	75%
Income tax expense [1]	(1,569)	(2,700)	1,131	42%
Income from discontinued operations, net of taxes	$21,308	$10,379	$10,929	105%

[1]
Determined by applying the effective tax rate attributable to discontinued operations to the income from discontinued operations less noncontrolling interests which are fully attributable to PVG's operations.

Previously, we presented the results of operations of PVG as the coal and natural resource management and natural gas midstream segments of our business. The disclosures for the 2010 period provided in the table above reflect the results of operations of PVG through the date of the disposition of our entire remaining interest in PVG on June 7, 2010.

Gain on Sale of Discontinued Operations

The following table summarizes the determination of the gain recognized on the disposition of the PVG discontinued operations:

Cash proceeds, net of offering costs (8,827,429 units x $15.76 per unit)	$139,120
Carrying value of noncontrolling interests in PVG at date of disposition	382,324
		521,444
Less: Carrying value of PVG's assets and liabilities at date of disposition		(436,704)
		84,740
Less: Income tax expense		(35,128)
Gain on sale of discontinued operations, net of tax		$49,612

Noncontrolling Interests

Noncontrolling interests represent net income allocated to the limited partner units of PVG owned by the public. The increase in net income attributable to noncontrolling interests during the three months ended June 30, 2010 is directly attributable to an increase in PVG’s net income as well as a reduction in our ownership of PVG. During the three months ended June 30, 2010, our ownership of PVG declined from 25.8% to zero as compared to 77.0% throughout the comparable period in 2009.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

The following table sets forth a summary of certain financial operating performance and other data for the periods presented:

	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Total Production:
Natural gas (MMcf)	17,700	23,224	(5,524)	(24)%
Crude oil (MBbl)	334	386	(52)	(14)%
NGL (MBbl)	185	287	(102)	(35)%
Total production (MMcfe)	20,813	27,262	(6,449)	(24)%

Realized prices, before derivatives:
Natural gas ($/Mcf)	$4.90	$3.99	$0.91	23%
Crude oil ($/Bbl)	74.09	47.03	27.06	58%
NGL ($/Bbl)	40.66	26.85	13.81	51%
Total ($/Mcfe)	$5.72	$4.35	$1.37	32%

Revenues
Natural gas	$86,807	$92,651	$(5,844)	(6)%
Crude oil	24,721	18,153	6,568	36%
NGL	7,528	7,706	(178)	(2)%
Total product revenues	119,056	118,510	546	0%
Gain on sale of property and equipment	336	-	336	0%
Other income	1,774	1,967	(193)	(10)%
Total revenues	121,166	120,477	689	1%
Operating Expenses
Lease operating	17,892	23,421	5,529	24%
Gathering, processing and transportation	6,540	6,156	(384)	(6)%
Production and ad valorem taxes	7,375	7,463	88	1%
General and administrative	30,852	23,585	(7,267)	(31)%
Exploration	15,570	38,784	23,214	60%
Depreciation, depletion and amortization	62,134	81,776	19,642	24%
Impairments	1,124	4,475	3,351	75%
Other	465	1,599	1,134	71%
Total operating expenses	141,952	187,259	45,307	24%

Operating loss	(20,786)	(66,782)	45,996	69%
Other income (expense)
Interest expense	(26,992)	(15,567)	(11,425)	(73)%
Derivatives	29,297	20,202	9,095	45%
Other	1,763	1,250	513	41%
Income tax (expense) benefit	6,387	24,048	(17,661)	(73)%
Income from discontinued operations, net of tax	33,482	17,460	16,022	92%
Gain on sale of discontinued operations, net of tax	49,612	-	49,612	n/a
Net income (loss)	72,763	(19,389)	92,152	475%
Less:
Net income attributable to noncontrolling interests	(28,090)	(10,003)	(18,087)	(181)%
Net income (loss) attributable to Penn Virginia Corporation	$44,673	$(29,392)	$74,065	252%

Production

The following tables set forth a summary of our total and daily production volume by geographical region for the periods presented:

	Six Months Ended			Six Months Ended
	June 30,		Favorable	June 30,		Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)	% Change
	(MMcfe)			(MMcfe per day)
East Texas	5,201	7,396	(2,195)	28.7	40.9	(12.1)	(30)%
Appalachia	5,187	5,833	(646)	28.7	32.2	(3.6)	(11)%
Mid-Continent	6,714	6,311	403	37.1	34.9	2.2	6%
Mississippi	3,416	4,243	(827)	18.9	23.4	(4.6)	(19)%
Gulf Coast	295	3,479	(3,184)	1.6	19.2	(17.6)	(92)%
Total production	20,813	27,262	(6,449)	115.0	150.6	(35.6)	(24)%

Approximately 85% of total production was natural gas for both the six months ended June 30, 2010 and 2009. Similar to the results for the quarterly periods, the production decrease was primarily due to the disposition of our Gulf Coast properties in January 2009 as well as natural declines in most regions. These natural declines were expected to be replaced with new production; however, we have experienced equipment and service-related delays in new well completions during the first half of 2010 primarily in the Lower Bossier (Haynesville) Shale play in the East Texas region and the Granite Wash play in the Mid-Continent region. The overall decline was partially offset by production from new wells in the Granite Wash play in the Mid-Continent region that were brought online during the first half of 2010.

As discussed in the results for the quarterly periods, we have secured critical fracturing and completion services from a vendor for a one-year period beginning in July 2010. This will avoid further delays and allow us to make substantial progress in completing our backlog of wells in addition to executing our larger drilling program during the second half of 2010.

Product Revenues and Prices

The following tables set forth a summary of our revenues by geographical region and prices per Mcfe for the periods presented:

	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
				($ per Mcfe)
East Texas	$28,407	$30,812	$(2,405)	$5.46	$4.17	$1.30
Appalachia	24,608	25,604	(996)	4.74	4.39	0.35
Mid-Continent	47,082	25,821	21,261	7.01	4.09	2.92
Mississippi	16,783	18,529	(1,746)	4.91	4.37	0.55
Gulf Coast	2,176	17,744	(15,568)	7.38	5.10	2.28
Total revenues	$119,056	$118,510	$546	$5.72	$4.35	$1.37

As illustrated below, revenues were essentially flat as compared to the prior year period as the decline in production volume was offset by improved pricing in all three commodity product types. The following table provides an analysis of the change in our revenues for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Revenue Variance Due to
	Volume	Price	Total
Natural gas	$(22,038)	$16,194	$(5,844)
Crude oil	(2,461)	9,029	6,568
NGL	(2,735)	2,557	(178)
	$(27,234)	$27,780	$546

Effects of Derivatives

For natural gas and crude oil derivatives, we received $17.8 million and $32.5 million in cash settlements in the six months ended June 30, 2010 and 2009, respectively. The following table reconciles natural gas and crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Natural gas revenues as reported	$86,807	$92,651	$(5,844)	(6)%
Cash settlements on natural gas derivatives	17,927	29,766	(11,839)	(40)%
Natural gas revenues adjusted for derivatives	$104,734	$122,417	$(17,683)	(14)%

Natural gas prices per Mcf, as reported	$4.90	$3.99	$0.91	23%
Cash settlements on natural gas derivatives per Mcf	1.01	1.28	(0.27)	(21)%
Natural gas prices per Mcf adjusted for derivatives	$5.92	$5.27	$0.65	12%

Crude oil revenues as reported	$24,721	$18,153	$6,568	36%
Cash settlements on crude oil derivatives	(102)	2,730	(2,832)	(104)%
Crude oil revenues adjusted for derivatives	$24,619	$20,883	$3,736	18%

Crude oil prices per Bbl, as reported	$74.09	$47.03	$27.06	58%
Cash settlements on crude oil derivatives per Bbl	(0.31)	7.07	(7.38)	(104)%
Crude oil prices per Bbl adjusted for derivatives	$73.78	$54.10	$19.68	36%

Lease Operating

The most significant decline in lease operating expenses resulted from decreases in charges that are generally correlated with production volume including water disposal, chemical and treating and repairs and maintenance costs.

Gathering, Processing and Transportation

Gathering, processing and transportation charges increased during the 2010 period primarily as a result of a settlement with a gathering services provider in the 2010 period, offset partially by the effect of lower volume in the current period.

Production and Ad Valorem Taxes

As a percentage of revenue, production and ad valorem taxes remained relatively consistent in the 2010 and 2009 periods.

General and Administrative

Higher general and administrative expenses in the 2010 period include restructuring charges attributable to termination benefits and other costs associated with the organization restructuring announced during November 2009, as well as a $3.5 million charge related to the assignment of our lease of our former Kingsport, Tennessee office facility to PVR.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Dry hole costs	$27	$1,337	$1,310	98%
Geological and geophysical	4,485	1,079	(3,406)	(316)%
Unproved leasehold	9,491	18,546	9,055	49%
Standby rig charges	-	16,603	16,603	n/a
Other	1,567	1,219	(348)	(29)%
	$15,570	$38,784	$23,214	60%

The decrease in exploration expense is attributable primarily to standby rig charges for cancellation fees, minimum daily standby fees and demobilization fees incurred during the 2009 period. These charges were a direct result of our 2009 drilling program reduction due to unfavorable economic conditions.  In addition, the 2009 period reflects the initial impact of a change in accounting estimate to amortize collectively insignificant unproved properties over the average estimated life of the leases rather than amortizing some leases and assessing other leases individually.  The decrease was offset partially by higher geological and geophysical costs attributable to our larger 2010 drilling and exploration program.

Depreciation, Depletion and Amortization (DD&A)

The following table sets forth the components of DD&A and the nature of the variances for the periods presented:

	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Depreciation	$3,369	$3,270	$(99)	(3)%
Depletion	58,544	78,258	19,714	25%
Amortization	221	248	27	11%
	$62,134	$81,776	$19,642	24%

	DD&A Variance Due to
	Production	Rates	Total
Six months ended June 30, 2010 compared to 2009	$19,345	$297	$19,642

Our average depletion rate decreased by $0.06 per Mcfe, or 2%, from $2.87 per Mcfe during the 2009 period to $2.81 per Mcfe in the 2010 period.

Impairments

During the six months ended June 30, 2010, we incurred an impairment charge of certain oil and gas properties expected to be sold in the third quarter of 2010. During the six months ended June 30, 2009, we incurred impairment charges of $3.3 million on certain tubular inventory assets attributable to a decline in market value and $1.2 million attributable to certain Mid-Continent and Appalachian producing properties as a result of declines in spot and future oil and gas prices.

Other

We recorded a loss of $0.5 million on the disposition of our Gulf Coast properties. The loss reflects final purchase price adjustments associated with the period from the effective date in October 2009 to the closing date in January 2010 in accordance with the provisions of the purchase and sale agreements. The 2009 period reflects a loss on the sales of inventory and an oil and gas property.

Interest Expense

The following table summarizes the components of our total interest expense for the periods presented:

	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Interest on borrowings and related fees	$21,487	$11,719	$(9,768)	(83)%
Accretion of original issue discount	4,111	3,426	(685)	(20)%
Amortization of debt issuance costs	2,109	969	(1,140)	(118)%
Interest rate swaps	-	939	939	100%
Capitalized interest	(717)	(905)	(188)	(21)%
Other	2	(581)	(583)	(100)%
	$26,992	$15,567	$(11,425)	(73)%

Interest expense increased due to higher interest rates on outstanding borrowings, primarily as a result of the Senior Notes, which were issued in June 2009. We realized higher amortization of the original issue discount and issuance costs on the Senior Notes and Convertible Notes, as well as higher amortization of issuance costs associated with the Revolver. In addition, the prior year period included a reclassification of expense from AOCI attributable to the discontinuation of hedge accounting related to our interest rate swaps, as well as a reversal of interest cost attributable to the settlement of various state income tax positions.

Derivatives

The components of our derivative activities are presented below for the periods presented:

	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Oil and gas unrealized derivative gain (loss)	$7,527	$(12,117)	$19,644	162%
Oil and gas realized gain	17,825	32,496	(14,671)	(45)%
Interest rate swap unrealized gain	4,285	339	3,946	1164%
Interest rate swap realized loss	(340)	(516)	176	34%
Total derivatives income	$29,297	$20,202	$9,095	45%

Cash received for settlements during the six months ended June 30, 2010 was $17.5 million as compared to $32.0 million during the comparable period in 2009.

Other

Other income increased during the six months ended June 30, 2010 primarily due to the gains on the sale of non-operating securities as well as higher interest income on the significantly larger cash balances held following of the disposition of our investment in PVG.

Income Tax Expense

The effective tax rate for the six months ended June 30, 2010 was 38.3% as compared to 39.5% for the comparable period in 2009. Due to the operating losses incurred during both periods, we recognized an income tax benefit.

Discontinued Operations

The following table presents a summary of results of operations from discontinued operations for the periods presented:

	Six Months Ended June 30,		Favorable
	2010	2009	(Unfavorable)	% Change
Net revenues	$303,206	$262,600	$40,606	15%

Income from discontinued operations before taxes	$36,832	$22,326	$14,506	65%
Income tax expense [1]	(3,350)	(4,866)	1,516	31%
Income from discontinued operations, net of taxes	$33,482	$17,460	$16,022	92%

1 Determined by applying the effective tax rate attributable to discontinued operations to the income from discontinued operations less noncontrolling interests which are fully attributable to PVG's operations.

The disclosures for the 2010 period provided in the table above reflect the results of operations of PVG through the date of the disposition of our entire remaining interest in PVG on June 7, 2010.

Gain on Sale of Discontinued Operations

The following table summarizes the determination of the gain recognized on the disposition of the PVG discontinued operations:

Cash proceeds, net of offering costs (8,827,429 units x $15.76 per unit)	$139,120
Carrying value of noncontrolling interests in PVG at date of disposition	382,324
		521,444
Less: Carrying value of PVG's assets and liabilities at date of disposition		(436,704)
		84,740
Less: Income tax expense		(35,128)
Gain on sale of discontinued operations, net of tax		$49,612

Noncontrolling Interests

The increase in net income attributable to noncontrolling interests during the six months ended June 30, 2010 is directly attributable to an increase in PVG’s net income as well as a reduction in our ownership of PVG. During the six months ended June 30, 2010, our ownership interest in PVG declined from 51.4% to zero as compared to 77.0% throughout the comparable period in 2009.

Liquidity and Capital Resources

Cash Flows

Since the third quarter of 2009, our cash needs have been met with a combination of operating cash flows and asset sales. Our cash needs will continue to be met with a combination of these sources, Revolver borrowings and supplemental issues of debt and equity as necessary. We satisfy our working capital requirements and fund our capital expenditures using cash generated from our operations, asset sales and borrowings under the Revolver as necessary. We believe that cash on hand and cash generated from our operations and our borrowing capacity will be sufficient to meet our 2010 working capital requirements, anticipated capital expenditures (other than acquisitions), scheduled debt payments and dividend payments. Our ability to satisfy our obligations and planned expenditures will depend on our future operating performance, which will be affected by, among other things, prevailing economic conditions in the commodity markets of oil and natural gas, some of which are beyond our control.

The following tables summarize our statements of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2010	2009	Variance
Cash flows from operating activities	$45,669	$65,442	$(19,773)
Cash flows from investing activities
Capital expenditures – property and equipment	(168,081)	(165,268)	(2,813)
Net proceeds received from sale of PVG units	139,120	-	139,120
Other	24,469	5,250	19,219
Net cash used in investing activities	(4,492)	(160,018)	155,526
Cash flows from financing activities
Dividends paid	(5,131)	(4,719)	(412)
Distributions received	11,218	23,064	(11,846)
Debt repayments	-	(269,542)	269,542
Net proceeds from the sale of PVG units	199,125	-	199,125
Proceeds from Senior notes	-	291,009	(291,009)
Proceeds from the issuance of common stock	-	64,835	(64,835)
Other, net	1,844	(8,827)	10,671
Net cash provided by financing activities	207,056	95,820	111,236
Net increase in cash and cash equivalents	$248,233	$1,244	$246,989

Cash Flows From Operating Activities

While commodity prices continued to recover during the six months ended June 30, 2010, revenue collections during the current period include sales from the fourth quarter of 2009 and the beginning of 2010 which were at lower realized prices than those during the comparable periods of 2008 and the beginning of 2009. Similarly, cash settlements from our derivative portfolio were lower by approximately $14 million during the six months ended June 30, 2010 as compared to the prior year period. In addition, interest payments on our debt instruments, net of the effect of settlements on our interest rate swaps, were approximately $8 million higher during the six months ended June 30, 2010 primarily due to the Senior Notes which were issued in the second quarter of 2009. The overall effect of lower realized prices and increased debt resulted in lower cash flows from operating activities during the six months ended June 30, 2010.

Cash Flows From Investing Activities

The cash used in investing activities was for capital expenditures offset partially by net proceeds of $139.1 million received from the sale in June 2010 of our remaining interests in PVG.

We plan to expand our drilling program in 2010 as compared to 2009, with the most significant activities anticipated in the second half of the year. The following table sets forth our capital expenditures programs for the periods presented:

	Six Months Ended June 30,
	2010	2009
Oil and gas:
Development drilling	$109,457	$113,839
Exploration drilling	8,147	1,468
Seismic	4,485	1,077
Lease acquisitions, field projects and other	71,639	4,649
Pipeline and gathering facilities	738	7,471
	194,466	128,504
Other - Corporate	961	1,454
Total capital expenditures	$195,427	$129,958

The following table reconciles the total capital expenditures programs provided above with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended March 31,
	2010	2009
Total capital expenditures	$195,427	$129,958
Less:
Exploration expenses
Seismic	(4,485)	(1,077)
Other	(1,264)	(1,223)
Changes in accrued capitalized costs	(14,110)	36,104
Property received as consideration in sale transaction [1]	(8,204)	-
Add:
Capitalized interest	717	905
Other	-	601
Total cash paid for capital expenditures	$168,081	$165,268
1 Represents property in Mississippi received in connection with the sale of our Gulf Coast properties.

Cash Flows From Financing Activities

The six months ended June 30, 2010 includes the 2010 sales comprising 11.25 million common units of PVG for proceeds of $199.1 million, net of offering costs, which reduced our limited partner interest to 22.6%. Because we maintained a controlling financial interest in PVG, the proceeds from these transactions are reported as cash flows from financing activities.

During the six months ended June 30, 2009, we issued the Senior Notes for proceeds of $281.6 million, net of discount and issuance costs and received proceeds of $64.8 million from the issuance of 3.5 million shares of our common stock. The proceeds from these transactions were used primarily to repay our borrowings under the Revolver.

Sources of Liquidity

Primarily as a result of asset dispositions during the six months ended June 30, 2010, as well as certain financing activities that were completed during the latter half of 2009, we have a significant and diversified mix of liquidity available to us to fund our capital spending program for 2010. As of June 30, 2010, we had available cash of $327.2 million. The significant increase over the 2009 year-end cash balance is primarily attributable to the proceeds received from the dispositions of our interests in PVG and the Gulf Coast property sale in January 2010. As of June 30, 2010, we had $299.3 million of undrawn credit available to us under the Revolver. Our primary sources of liquidity, including debt and related interest rate swap arrangements, are discussed below.

Debt and Credit Facilities

The following table summarizes our long-term debt:

	As of
	June 30.	December 31,
	2010	2009
Revolving credit facility	$-	$-
Senior notes, net of discount (principal amount of $300,000)	292,251	291,749
Convertible notes, net of discount (principal amount of $230,000)	210,287	206,678
	$502,538	$498,427

Revolving Credit Facility.  The Revolver provides for a $300 million revolving credit facility and matures in November 2012. We have the option to increase the commitments under the Revolver by up to an additional $225 million upon the receipt of commitments from one or more lenders. The Revolver is limited by a borrowing base calculation, and the availability under the Revolver may not exceed the lesser of the aggregate commitments or the borrowing base. As of June 30, 2010, the borrowing base, which is redetermined semi-annually, was $420 million. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions and includes a $20 million sublimit for the issuance of letters of credit.

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

The Revolver is guaranteed by Penn Virginia and all of our material oil and gas subsidiaries, or Guarantor Subsidiaries. The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.

As of June 30, 2010, there were no amounts outstanding under the Revolver and we had remaining borrowing capacity of up to $299.3 million, net of outstanding letters of credit of $0.7 million. We are in compliance with the applicable covenants of the Revolver.

Senior Notes. The Senior Notes bear interest at an annual rate of 10.375% and mature in June 2016. The Senior Notes were sold at 97% of par, equating to an effective yield to maturity of approximately 11%. The Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.

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

Interest Rate Swaps. We previously entered into interest rate swaps agreements, or the Previous Interest Rate Swaps, to establish fixed rates on a portion of the previously outstanding borrowings under the Revolver until December 2010. As there are currently no amounts outstanding under the Revolver, we entered into an offsetting fixed-to-floating interest rate swap in December 2009 that effectively unwinds the Previous Interest Rate Swaps. In December 2009, we also entered into an a new interest rate swap to establish variable rates on approximately one-third of the face amount of the outstanding obligation under the Senior Notes. The following table describes our interest rate swap agreements as of June 30, 2010:

	Notional
	Amounts	Swap Interest Rates
Term	(in millions)	Pay	Receive
Through December 2010	$50.0	5.349%	3-month LIBOR
Through December 2010	$50.0	3-month LIBOR	0.53%
Through June 2013	$100.0	3-month LIBOR + 8.175%	10.375%

Asset Dispositions

During the six months ended June 30, 2010, we completed two significant non-core strategic asset dispositions in connection with an effort to support funding for our capital spending program for 2010 and beyond. These dispositions were the sale of our remaining interests in PVG and the sale of our former Gulf Coast properties, which completed our efforts to exit activities in this region.

The following table summarizes the net cash realized from these dispositions during the six months ended June 30, 2010:
Net Cash
Asset Description	Realized
20.1 million common units of PVG [1]	$338,245
Oil and gas properties including the Gulf Coast oil and gas assets [2]	23,273
All others	1,196
$362,714

1 Of the total, $199,125 has been reported as cash received from financing activities and $139,120 has been reported as cash received from investing activities.
2 Excludes $2,280 received in 2009 as an initial deposit in connection the with sale of the Gulf Coast properties.

Commodity Price Risk Management

We actively manage our exposure to commodity price fluctuations by hedging the commodity price risk for our expected production through the use of derivatives, typically costless collar contracts. The level of our hedging activity and duration of the instruments employed depend upon our cash flow at risk, available hedge prices and our operating strategy. For the second half of 2010, we have hedged approximately 50% of our estimated natural gas production, at a weighted average floor price of $5.72 per MMBtu and a weighted average ceiling price of $7.65 per MMBtu.

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

As of June 30, 2010 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with all of the Revolver’s covenants.

The following table summarizes the actual results of our covenant compliance for the period ended June 30, 2010:

		Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	4.0	1.1
Current ratio	1.0	3.4

In the event that we would be in default of our covenants under the Revolver, we could appeal to the banks for a waiver of the covenant default. Should the banks deny our appeal to waive the covenant default, the outstanding borrowings under the Revolver would become payable on demand and would be reclassified as a component of current liabilities on our Condensed Consolidated Balance Sheets. In addition, the Revolver imposes limitations on dividends and distributions, as well as limits the ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, or enter into a merger or sale of our assets, including the sale or transfer of interests in our subsidiaries.

Future Capital Needs and Commitments

Subject to changes in commodity prices and the availability of capital, we expect to expand our oil and gas operations over the next several years by continuing to execute a growth strategy dominated by development drilling and, to a lesser extent, exploration drilling, supplemented periodically with property and reserve acquisitions.

In 2010, we anticipate making capital expenditures, excluding reserve acquisitions, of up to approximately $490 million. This represents a substantial increase over 2009 capital expenditures which totaled $172 million. The capital expenditures are expected to be primarily funded by cash on hand supplemented by internally generated sources of cash and, if necessary, utilization of our available borrowing capacity under the Revolver. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on industry conditions, cash flows provided by operating activities and the availability of capital.

The 2010 capital expenditures program is anticipated to be allocated approximately as follows: Mid-Continent (43%), East Texas (27%), Appalachia (18%) and Mississippi (12%). This includes approximately $350 million for drilling and completions, with approximately 65% allocated to the oil and liquids rich Granite Wash and horizontal Cotton Valley,  approximately 20% allocated to the Haynesville and Marcellus Shales and approximately 15% in the Selma Chalk and other plays. We anticipate allocating up to $110 million to leasehold acquisitions including approximately 60% for the Marcellus Shale, approximately 25% for the Granite Wash and approximately 15% in East Texas, the Selma Chalk and other plays.

For future periods, we continue to assess funding needs for our growth opportunities in the context of our presently available debt capacity. We expect to continue to use a combination of cash on hand, cash flows from operating activities and debt financing, supplemented with equity issuances and the sale of other non-core assets, to fund our growth.

Environmental Matters

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws have the potential to adversely affect our operations. .

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments.  Our most critical accounting estimates which involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and remained unchanged as of June 30, 2010.

New Accounting Standards

See Note 17 to the Condensed Consolidated Financial Statements for a description of new accounting standards.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we are exposed are as follows:

•	Price Risk

•	Interest Rate Risk

As a result of our risk management activities as discussed below, we are also exposed to counterparty risk with financial institutions with whom we enter into these risk management positions.  Sensitivity to these risks has heightened due to the current state of the financial and credit markets.

Price Risk

Our price risk management programs permit the utilization of derivative financial instruments (such as swaps, costless collars and three-way collars) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to our anticipated production.  The derivative financial instruments are placed with major financial institutions that we believe are of acceptable credit risk.  The fair values of our derivative financial instruments are significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

At June 30, 2010, we reported a net commodity derivative asset of $22.0 million.  The contracts underlying such commodity derivative asset are with five counterparties, all of which are investment grade financial institutions, and such commodity derivative asset is substantially concentrated with one of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that this counterparty may be similarly affected by changes in economic or other conditions.  We have not paid or received collateral with respect to our derivative positions.  The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of June 30, 2010.  No significant uncertainties related to the collectability of amounts owed to us exist with regard to these counterparties.

In the six months ended June 30, 2010, we reported consolidated net derivative gains of $29.3 million.  We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our commodity derivative contracts.  Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, NGL and crude oil prices.  These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our derivatives programs.

The following table lists our commodity derivative agreements and their fair values as of June 30, 2010:

			Weighted Average Price
	Instrument	Average Volume Per Day	Floor	Ceiling	Fair Value Asset (Liability)
Natural Gas:		(in MMBtu)
Third Quarter 2010	Costless collars	30,000	$5.33	$8.02	$2,067
Third Quarter 2010	Swaps	30,000	$6.17		4,130
Fourth Quarter 2010	Costless collars	50,000	$5.65	$8.77	4,446
First Quarter 2011	Costless collars	50,000	$5.65	$8.77	3,455
Second Quarter 2011	Costless collars	30,000	$5.67	$7.58	2,382
Third Quarter 2011	Costless collars	30,000	$5.67	$7.58	2,178
Fourth Quarter 2011	Costless collars	20,000	$6.00	$8.50	1,581
First Quarter 2012	Costless collars	20,000	$6.00	$8.50	1,150
Second Quarter 2012	Swaps	10,000	$5.52		114
Third Quarter 2012	Swaps	10,000	$5.52		1
Crude Oil:		(barrels)
Third Quarter 2010	Costless collars	500	$60.00	$74.75	(185)
Fourth Quarter 2010	Costless collars	500	$60.00	$74.75	(310)
First Quarter 2011	Costless collars	425	$80.00	$101.50	281
Second Quarter 2011	Costless collars	425	$80.00	$101.50	281
Third Quarter 2011	Costless collars	360	$80.00	$103.30	243
Fourth Quarter 2011	Costless collars	360	$80.00	$103.30	238
Settlements to be paid in subsequent period					(10)

We estimate that a $1.00 per MMBtu increase in the natural gas purchase price would decrease the fair value of our natural gas derivatives by $15.7 million.  We estimate that a $1.00 MMBtu decrease in the natural gas purchase price would increase the fair value of our natural gas derivatives by $18.8 million.  In addition, we estimate that a $5.00 per barrel increase in the crude oil price would decrease the fair value of our crude oil derivatives by $0.8 million.  We estimate that a $5.00 per barrel decrease in the crude oil price would increase the fair value of our crude oil derivatives by $0.7 million.

We estimate that, excluding the effects of our derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, operating income for the remainder of 2010 would increase or decrease by approximately $19 million.  In addition, we estimate that for every $5.00 per barrel increase or decrease in the crude oil price, operating income for the remainder of 2010 would increase or decrease by approximately $4 million.  This assumes that natural gas prices, crude oil prices and production volumes remain constant at anticipated levels.  These estimated changes in operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

Our only debt instrument subject to a variable interest rate is our Revolver. As of June 30, 2010, we had no outstanding indebtedness under the Revolver.

Item 4    Controls and Procedures

(a)  Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2010.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and on a timely basis.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, such disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 6  Exhibits

10.1
Employee Change of Control Severance Agreement, dated May 24, 2010, by and between Penn Virginia Corporation and Joan C. Sonnen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2010).

10.2
Contribution Agreement, dated June 2, 2010, by and among Penn Virginia Resource GP Corp., Penn Virginia GP Holdings, L.P. and PVG GP, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 7, 2010).

10.3
Underwriting Agreement, dated June 2, 2010, by and among Penn Virginia GP Holdings, L.P., PVG GP, LLC, Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and Barclays Capital Inc., as the underwriter (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on June 7, 2010).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date: August 5, 2010	By:	/s/ Frank A. Pici
Frank A. Pici
Executive Vice President and Chief Financial Officer

Date: August 5, 2010	By:	/s/ Joan C. Sonnen
Joan C. Sonnen
Vice President and Controller