Form 10-Q
period 2011-03-31
PENN VIRGINIA CORP
filed 2011-05-05
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, 45,671,030 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I.     FINANCIAL INFORMATION

Item 1    Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited
(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues
Natural gas	$41,189	$47,988
Crude oil	16,583	13,846
Natural gas liquids (NGLs)	9,921	4,866
Gain on sale of property and equipment	480	211
Other	410	967
Total revenues	68,583	67,878
Operating expenses
Lease operating	10,277	8,737
Gathering, processing and transportation	4,028	3,231
Production and ad valorem taxes	5,064	4,270
General and administrative	13,352	15,025
Exploration	29,548	6,029
Depreciation, depletion and amortization	34,843	30,029
Other	-	465
Total operating expenses	97,112	67,786
Operating income (loss)	(28,529)	92
Other income (expense)
Interest expense	(13,484)	(13,671)
Derivatives	1,328	29,877
Other	144	1,246
Income (loss) from continuing operations before income taxes	(40,541)	17,544
Income tax (expense) benefit	14,201	(6,778)
Net income (loss) from continuing operations	(26,340)	10,766
Income from discontinued operations, net of tax	-	12,174
Net income (loss)	(26,340)	22,940
Less net income attributable to noncontrolling interests in discontinued operations	-	(9,346)
Income (loss) attributable to Penn Virginia Corporation	$(26,340)	$13,594

Earnings (loss) per share attributable to Penn Virginia Corporation - Basic:
Continuing operations	$(0.58)	$0.24
Discontinued operations	-	0.06
Net income (loss)	$(0.58)	$0.30

Earnings (loss) per share attributable to Penn Virginia Corporation - Diluted:
Continuing operations	$(0.58)	$0.24
Discontinued operations	-	0.06
Net income (loss)	$(0.58)	$0.30

Weighted average shares outstanding, basic	45,687	45,465
Weighted average shares outstanding, diluted	45,687	45,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	As of
	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$48,340	$120,911
Accounts receivable, net of allowance for doubtful accounts	66,699	72,378
Derivative assets	14,290	16,818
Other current assets	4,255	4,233
Total current assets	133,584	214,340
Property and equipment, net (successful efforts method)	1,746,103	1,705,584
Derivative assets	1,600	3,889
Other assets	23,238	20,787
Total assets	$1,904,525	$1,944,600

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$97,983	$99,661
Derivative liabilities	988	388
Deferred income taxes	3,113	4,318
Income taxes payable	2,844	2,627
Total current liabilities	104,928	106,994
Other liabilities	18,856	19,958
Deferred income taxes	317,498	330,836
Long-term debt	508,741	506,536

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock of $100 par value – 100,000 shares authorized; none issued	-	-
Common stock of $0.01 par value – 128,000,000 shares authorized; shares issued of 45,670,981 and 45,556,854 as of March 31, 2011and December 31, 2010, respectively	268	267
Paid-in capital	683,990	680,981
Retained earnings	271,557	300,473
Deferred compensation obligation	2,886	2,743
Accumulated other comprehensive loss	(904)	(938)
Treasury stock – 128,057 and 125,357 shares of common stock, at cost, as of
March 31, 2011 and December 31, 2010, respectively	(3,295)	(3,250)
Total shareholders’ equity	954,502	980,276
Total liabilities and shareholders’ equity	$1,904,525	$1,944,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(26,340)	$22,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Income from discontinued operations before income taxes	-	(13,955)
Depreciation, depletion and amortization	34,843	30,029
Derivative contracts:
Net gains	(1,328)	(29,877)
Cash settlements	6,744	8,434
Deferred income tax benefit	(14,201)	(9,000)
Loss (gain) on the sale of property and equipment, net	(480)	254
Dry hole and unproved leasehold expense	26,999	5,083
Non-cash interest expense	3,272	3,255
Share-based compensation	1,796	3,021
Other, net	236	(505)
Changes in operating assets and liabilities, net	(2,105)	11,066
Net cash provided by operating activities from continuing operations	29,436	30,745

Cash flows from investing activities
Capital expenditures - property and equipment	(100,729)	(64,492)
Proceeds from the sale of property and equipment, net	360	23,273
Other, net	100	-
Net cash used in investing activities for continuing operations	(100,269)	(41,219)

Cash flows from financing activities
Dividends paid	(2,576)	(2,556)
Distributions received from discontinued operations	-	7,652
Proceeds from the sale of PVG units, net	-	177,000
Other, net	838	612
Net cash (used in) provided by financing activities from continuing operations	(1,738)	182,708

Cash flows from discontinued operations
Net cash provided by operating activities	-	48,522
Net cash used in investing activities	-	(16,369)
Net cash used in financing activities	-	(32,153)
Net cash provided by discontinued operations	-	-
Net increase (decrease) in cash and cash equivalents	(72,571)	172,234
Cash and cash equivalents - beginning of period	120,911	79,017
Cash and cash equivalents - end of period	$48,340	$251,251

Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$387	$785
Income taxes (net of refunds received)	$(120)	$(110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended March 31, 2011
(in thousands, except per share amounts)
1.    Organization

Penn Virginia Corporation (“Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged primarily in the development, exploration and production of natural gas and oil in various domestic onshore regions including Texas, Appalachia, the Mid-Continent and Mississippi.

2.    Basis of Presentation

Our Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of its subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements involves the use of estimates and judgments where appropriate.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included.  Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Certain amounts for the 2010 period have been reclassified to conform to the current year presentation.

There were neither any new accounting standards issued during the quarter ended March 31, 2011, nor any accounting standards pending adoption that would have a significant impact on our financial statements and notes to the financial statements.

Management has evaluated all activities of the Company through the date upon which the Condensed Consolidated Financial Statements were issued and concluded that, except for the note offering described below and discussed further in Note 7, no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

On April 13, 2011, the Company completed the sale of its 7.25% Senior Notes due 2019 (“2019 Senior Notes”) for $300 million. A portion of the net proceeds of $293 million was used to extinguish approximately 98% of our outstanding 4.5% Convertible Senior Subordinated Notes due 2012 (“Convertible Notes”). The remaining net proceeds will be used to provide additional working capital for general corporate purposes.

3.    Acquisitions and Divestitures

Property Acquisitions

Eagle Ford Property Acquisitions

In February and March 2011, we acquired approximately 5,600 net Eagle Ford Shale acres in Gonzales County, Texas for approximately $21 million. The acreage acquired in these transactions is in close proximity to the Eagle Ford Shale acreage that we acquired during 2010. We are the operator of the acquired acreage with a current working interest of approximately 90%.

Divestitures

PVG Unit Offering

In March 2010, we sold 10 million common units of Penn Virginia GP Holdings, L.P. (“PVG”) for proceeds of $177 million, net of offering costs. At the time, the transaction reduced our limited partner interest in PVG to 25.8% and resulted in a $62.3 million increase to noncontrolling interests and a $70.3 million increase to additional paid-in capital, net of income tax effects. We completed the sale of our remaining interests in PVG in June 2010. The results of operations and cash flows attributable to PVG are presented as discontinued operations for the 2010 periods presented in these financial statements and notes (see Note 16).

Oil and Gas Properties

In January 2010, we completed the sale of all of our oil and gas properties in the Gulf Coast region (southern Texas and Louisiana) for cash proceeds of $23.2 million, net of transaction costs and certain purchase and sale adjustments, and the exchange of certain oil and gas properties located in the Gwinville field in northern Mississippi valued at $8.2 million.

4.    Accounts Receivable

The following table summarizes our accounts receivable by type as of the periods presented:

	March 31,	December 31,
	2011	2010
Revenue customers	$46,187	$44,783
Joint interest partners	16,205	23,526
Other	4,670	4,442
	67,062	72,751
Less: Allowance for doubtful accounts	(363)	(373)
	$66,699	$72,378

For the three months ended March 31, 2011 and 2010, four customers accounted for $41.0 million and $37.6 million, or approximately 61% and 56%, respectively, of our total consolidated revenues.  As of March 31, 2011 and December 31, 2010, $31.0 million and $29.0 million, or approximately 47% and 40%, respectively, of our consolidated accounts receivable, including joint interest billings, related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by these customers.

5.    Derivative Instruments

We utilize derivative instruments to mitigate our financial exposure to natural gas and crude oil price volatility as well as interest rates attributable to our debt instruments. We are not engaged in the trading of derivative instruments for speculative purposes. The derivative instruments, which are placed with financial institutions that we believe are acceptable credit risks, generally take the form of costless collars and swaps. Our derivative instruments are not formally designated as hedges.

Commodity Derivatives

We determine the fair values of our oil and gas derivative instruments using third-party quoted forward prices for NYMEX Henry Hub natural gas and West Texas Intermediate crude oil as of the end of the reporting period and discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position and our own credit risk if the derivative is in a liability position.

The following table sets forth our commodity derivative positions as of March 31, 2011:

		Average			Fair Value
		Volume Per	Weighted Average Price		Asset
	Instrument	Day	Floor/Swap	Ceiling	(Liability)
Natural Gas:		(in MMBtu)
Second quarter 2011	Costless collars	30,000	$4.83	$6.00	$1,593
Third quarter 2011	Costless collars	30,000	$4.83	$6.00	1,395
Fourth quarter 2011	Costless collars	20,000	$6.00	$8.50	2,452
First quarter 2012	Costless collars	20,000	$6.00	$8.50	2,059
Second quarter 2011	Swaps	40,000	$5.06		2,547
Third quarter 2011	Swaps	40,000	$5.06		1,858
Fourth quarter 2011	Swaps	10,000	$5.01		197
First quarter 2012	Swaps	10,000	$5.10		14
Second quarter 2012	Swaps	20,000	$5.31		724
Third quarter 2012	Swaps	20,000	$5.31		563
Fourth quarter 2012	Swaps	10,000	$5.10		(120)

Crude Oil:		(barrels)
Second quarter 2011	Costless collars	425	$80.00	$101.50	(295)
Third quarter 2011	Costless collars	360	$80.00	$103.30	(326)
Fourth quarter 2011	Costless collars	360	$80.00	$103.30	(367)

Interest Rate Swaps

In December 2009, we entered into an interest rate swap agreement to establish variable rates on approximately one-third of the face amount of the outstanding obligation under the 10.375% Senior Unsecured Notes due 2016 (“2016 Senior Notes”).

The following table sets forth the terms and positions of our interest rate swap as of the periods presented:

	Notional	Swap Interest Rates 1		March 31,	December 31,
Term	Amount	Pay	Receive	2011	2010
Through June 2013	$100,000	LIBOR + 8.175%	10.375%	$2,609	$2,590

1 References to LIBOR represent the 3-month rate.

Financial Statement Impact of Derivatives

The impact of our derivative activities on income is included in the Derivatives caption on our Condensed Consolidated Statements of Income. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended March 31,
	2011	2010
Impact by contract type:
Commodity contracts	$1,308	$28,212
Interest rate contracts	20	1,665
	$1,328	$29,877
Realized and unrealized impact:
Cash received (paid) for:
Commodity contract settlements	$6,744	$9,036
Interest rate contract settlements	-	(602)
	6,744	8,434
Unrealized gains (losses) attributable to:
Commodity contracts	(5,436)	19,176
Interest rate contracts	20	2,267
	(5,416)	21,443
	$1,328	$29,877

The effects of derivative gains (losses) and cash settlements of our commodity and interest rate derivatives are reported as adjustments to reconcile net income to net cash provided by operating activities from continuing operations on our Condensed Consolidated Statements of Cash Flows. These items are recorded in the “Derivative contracts: Net gains” and “Derivative contracts: Cash settlements” captions on our Condensed Consolidated Statements of Cash Flows.

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Condensed Consolidated Balance Sheets as of the periods presented:

		Fair Values as of
		March 31, 2011		December 31, 2010
Derivative		Derivative	Derivative	Derivative	Derivative
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

Interest rate contracts	Derivative assets/liabilities - current	$2,176	$-	$1,743	$-
Commodity contracts	Derivative assets/liabilities - current	12,114	988	15,075	388
		14,290	988	16,818	388

Interest rate contracts	Derivative assets/liabilities - noncurrent	433	-	847	-
Commodity contracts	Derivative assets/liabilities - noncurrent	1,167	-	3,042	-
		1,600	-	3,889	-
		$15,890	$988	$20,707	$388

As of March 31, 2011, we reported a commodity derivative asset of $13.3 million.  The contracts associated with this position are with four counterparties, all of which are investment grade financial institutions, and are substantially concentrated with two of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions.  We neither paid nor received collateral with respect to our derivative positions.  No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.     Property and Equipment

The following table summarizes our property and equipment as of the periods presented:

	March 31,	December 31,
	2011	2010
Oil and gas properties:
Proved	$2,183,014	$2,139,894
Unproved, net of amortization	200,457	171,303
Total oil and gas properties	2,383,471	2,311,197
Other property and equipment	15,925	15,589
Total property and equipment	2,399,396	2,326,786
Accumulated depreciation, depletion and amortization	(653,293)	(621,202)
	$1,746,103	$1,705,584

7.    Long-Term Debt

The following table summarizes our long-term debt as of the periods presented:

	March 31,	December 31,
	2011	2010
Revolving credit facility	$-	$-
Senior notes due 2016, net of discount (principal amount of $300,000)	292,744	292,487
Convertible notes due 2012, net of discount (principal amount of $230,000)	215,997	214,049
	$508,741	$506,536

Revolving Credit Facility

The revolving credit facility (“Revolver”) provides for a $300 million revolving credit facility and matures in November 2012. We have the option to increase the aggregate commitments under the Revolver by up to an additional $225 million upon the receipt of additional commitments from one or more lenders. The Revolver is governed by a borrowing base calculation and the availability under the Revolver may not exceed the lesser of the aggregate commitments or the borrowing base. As of March 31, 2011, the borrowing base, which is redetermined semi-annually, was $420 million. The borrowing base was reduced to $397.7 million in connection with the issuance of the 2019 Senior Notes in April 2011 as discussed below. We had no amounts outstanding under the Revolver at any time during the three months ended March 31, 2011 other than letters of credit of $0.7 million. As of March 31, 2011, our available borrowing capacity, as reduced by such letters of credit and limited by our financial covenants, was approximately $210 million.

Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities (the “Adjusted LIBOR”), plus an applicable margin ranging from 2.000% to 3.000% or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% and (c) the one-month Adjusted LIBOR plus 1.0%, and in each case, plus an applicable margin (ranging from 1.000% to 2.000%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity.

The Revolver is guaranteed by Penn Virginia and all of our material subsidiaries (“Guarantor Subsidiaries”). The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.

2016 Senior Notes

The 2016 Senior Notes were originally sold at 97% of par equating to an effective yield to maturity of approximately 11%. The 2016 Senior Notes bear interest at an annual rate of 10.375%, and interest is payable semi-annually in arrears on June 15 and December 15 of each year. Beginning in June 2013, we may redeem all or part of the 2016 Senior Notes at a redemption price beginning at 105.188% of the principal amount and reducing to 100.0% in June 2015 and thereafter. The 2016 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2016 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.

As of March 31, 2011, approximately 99% of our consolidated assets were held by the Guarantor Subsidiaries with the remainder being held by our parent company, which is the issuer of the 2016 Senior Notes. The parent company incurs operating expenses in connection with the administration of its investment in its operating subsidiaries and incurs interest expense and related borrowing costs attributable to the 2016 Senior Notes and the Convertible Notes, but the parent company has no independent operations. The assets of the Company’s unrestricted subsidiaries consist of intercompany advances and notes that are not considered significant.  There are no significant restrictions on the ability of the parent company, the unrestricted subsidiaries or any of the Guarantor Subsidiaries to obtain funds through dividends or other means, including advances and intercompany notes, among others.

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

The Convertible Notes are represented by a liability component which is reported herein as long-term debt, net of discount, and an equity component representing the convertible feature which is included in additional paid-in capital in shareholders’ equity. The following table summarizes the carrying amount of these components as of the periods presented:

	March 31,	December 31,
	2011	2010
Principal	$230,000	$230,000
Unamortized discount	(14,003)	(15,951)
Net carrying amount of liability component	$215,997	$214,049
Carrying amount of equity component	$36,850	$36,850

The effective interest rate on the liability component of the Convertible Notes for the three months ended March 31, 2011 and 2010 was 8.5%. The Convertible Notes bear interest at an annual rate of 4.5% and interest is payable semi-annually in arrears on May 15 and November 15 of each year. During each of the three month periods, we recognized $2.6 million of interest expense, related to the contractual coupon rate on the Convertible Notes. In addition, we recognized $1.9 million and $1.8 million of interest expense related to the amortization of the discount for the three months ended March 31, 2011 and 2010.

The Convertible Notes are unsecured senior subordinated obligations, ranking junior in right of payment to any of our senior indebtedness and to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and equal in right of payment to any of our future unsecured senior subordinated indebtedness. The Convertible Notes rank senior in right of payment to any of our future junior subordinated indebtedness and structurally rank junior to all existing and future indebtedness of our Guarantor Subsidiaries.

In connection with a tender offer completed on April 13, 2011, the Company repurchased $225.1 million aggregate principal amount of the Convertible Notes for $233.0 million, representing a premium of $35 per $1,000 principal amount. The tender offer resulted in the extinguishment of approximately 98% of the outstanding Convertible Notes. The tender offer was funded from the net proceeds of the 2019 Senior Notes offering.

As a result of the tender offer, the Company will recognize a loss on extinguishment of debt of approximately $27 million, a portion of which will be charged directly to shareholders’ equity, during the three months ended June 30, 2011. The loss will reflect the excess of the tender offer price over the net carrying value of the Convertible Notes repurchased plus a pro rata portion of the unamortized discount and a write-off of a pro rata portion of related debt issuance costs of the Convertible Notes, as well as fees and expenses directly attributable to the tender offer transaction.

Subsequent to the tender offer, a total of $4.9 million aggregate principal amount of Convertible Notes ($4.6 million, net of unamortized discount) will remain outstanding. The remaining unamortized discount of $0.3 million will be amortized through November 2012.

In connection with the original sale of the Convertible Notes, we entered into convertible note hedge transactions (“Note Hedges”) with respect to shares of our common stock with affiliates of certain of the underwriters of the Convertible Notes (collectively, the “Option Counterparties”). The Note Hedges cover, subject to anti-dilution adjustments, the net shares of our common stock that would be deliverable to converting noteholders in the event of a conversion of the Convertible Notes.

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

8.   Additional Balance Sheet Detail

The following tables summarize components of selected balance sheet accounts as of the periods presented:

	March 31,	December 31,
	2011	2010
Other current assets:
Tubular inventory and well materials	$3,335	$3,600
Prepaid expenses	920	633
	$4,255	$4,233
Other assets:
Debt issuance costs	$13,247	$14,300
Long-term investments - SERP	5,545	6,440
Restricted cash	4,400	-
Other	46	47
	$23,238	$20,787
Accounts payable and accrued liabilities:
Trade accounts payable	$30,416	$33,831
Drilling costs	31,884	31,770
Royalties	9,612	9,308
Production and franchise taxes	5,163	6,012
Compensation	3,040	9,631
Interest	13,338	2,977
Other	4,530	6,132
	$97,983	$99,661
Other liabilities:
Asset retirement obligation	$7,266	$7,364
Pension	1,733	1,766
Postretirement health care	2,994	2,976
Deferred compensation	5,963	6,952
Other	900	900
	$18,856	$19,958

9.    Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value of both our financial and nonfinancial assets and liabilities.  Fair value is an exit price representing the expected amount we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date.  We have followed consistent methods and assumptions to estimate the fair values as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of March 31, 2011, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value. The following tables summarize the fair value of our long-term debt with fixed interest rates, which is estimated based on the published market prices for the same or similar issues as of the periods presented:

	March 31, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
10.375% Senior Unsecured Notes due 2016	$340,500	$292,744	$335,712	$292,487
4.5% Convertible Notes due 2012	237,475	215,997	225,975	214,049
	$577,975	$508,741	$561,687	$506,536

Recurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of our assets and liabilities as of the periods presented:

	March 31, 2011
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Publicly traded equity securities	$5,545	$5,545	$-	$-
Interest rate swap assets - current	2,176	-	2,176	-
Interest rate swap assets - noncurrent	433	-	433	-
Commodity derivative assets - current	12,114	-	12,114	-
Commodity derivative assets - noncurrent	1,167	-	1,167	-

Liabilities:
Deferred compensation - noncurrent liability	(5,963)	(5,963)	-	-
Commodity derivative liabilities - current	(988)	-	(988)	-
Totals	$14,484	$(418)	$14,902	$-

	December 31, 2010
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Publicly traded equity securities	$6,440	$6,440	$-	$-
Interest rate swap assets - current	1,743	-	1,743	-
Interest rate swap assets - noncurrent	847	-	847	-
Commodity derivative assets - current	15,075	-	15,075	-
Commodity derivative assets - noncurrent	3,042	-	3,042	-

Liabilities:
Deferred compensation - noncurrent liability	(6,948)	(6,948)	-	-
Commodity derivative liabilities - current	(388)	-	(388)	-
Interest rate swap liabilities - noncurrent	-	-	-	-
Commodity derivative liabilities - current	-	-	-	-
Commodity derivative liabilities - noncurrent	-	-	-	-
Totals	$19,811	$(508)	$20,319	$-

We used the following methods and assumptions to estimate the fair values:

•
Publicly traded equity securities: Our publicly traded equity securities consist of various publicly traded equities that are held as assets for funding certain deferred compensation obligations. The fair values are based on quoted market prices, which are level 1 inputs.

•
Commodity derivatives: We determine the fair values of our oil and gas derivative agreements based on discounted cash flows derived from third-party quoted forward prices for NYMEX Henry Hub natural gas and West Texas Intermediate crude oil closing prices as of the end of the reporting periods.  We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. Each of these is a level 2 input.

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

In addition to the items provided above, there are other assets and liabilities recorded at fair value on a non-recurring basis. The most significant of these include the fair value of proved properties and tubular inventory and well materials for purposes of impairment testing and the initial determination of asset retirement obligations (“AROs”). The factors used to determine fair value for purposes of impairment testing include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Because these significant fair value inputs are typically not observable, we have categorized the amounts as level 3 inputs.

The determination of the fair value of AROs is based upon regional market and facility specific information. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. Because these significant fair value inputs are typically not observable, we have categorized the initial fair value estimates as level 3 inputs.

10.        Commitments and Contingencies

Commitments

Our most significant commitments consist of operating lease rentals for equipment and office space, the purchase of oil and gas well drilling services and capacity utilization under firm transportation service agreements, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contingencies - Legal and Regulatory

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business.  While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations. During 2010, we established a $0.9 million reserve for a litigation matter and a $0.5 million reserve for a sales and use tax audit contingency. In addition, as of March 31, 2011, we have recorded AROs of $7.3 million attributable to the plugging of abandoned wells.

11.           Shareholders’ Equity and Comprehensive Income

The following table is a reconciliation of the carrying amounts of total shareholders’ equity attributable to Penn Virginia and shareholders’ equity attributable to the noncontrolling interests in PVG for the periods presented:

	Penn Virginia	Noncontrolling
	Corporation	Interests in	Total
	Shareholders'	Discontinued	Shareholders'	Comprehensive
	Equity	Operations	Equity	Income (Loss)
Balance as of December 31, 2010	$980,276	$-	$980,276
Dividends paid ($0.05625 per share)	(2,576)	-	(2,576)
Other changes to shareholders' equity	3,108	-	3,108
Comprehensive income:
Net loss	(26,340)	-	(26,340)	$(26,340)
Other, net of tax	34	-	34	34
Balance as of March 31, 2011	$954,502	$-	$954,502	$(26,306)

Balance as of December 31, 2009	$908,088	$329,911	$1,237,999
Dividends paid ($0.05625 per share)	(2,556)	-	(2,556)
Distributions to noncontrolling interest holders	-	(22,501)	(22,501)
Sale of PVG units, net of tax	70,300	62,318	132,618
Other changes to shareholders' equity	(1,609)	2,511	902
Comprehensive income:
Net income	13,594	9,346	22,940	$22,940
Hedging reclassification adjustment	-	582	582	582
Other, net of tax	(234)	-	(234)	(234)
Balance as of March 31, 2010	$987,583	$382,167	$1,369,750	$23,288

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

	Three Months Ended March 31,
	2011	2010
Stock option plans	$1,408	$2,109
Common, deferred and restricted stock and restricted stock unit plans	388	912
	$1,796	$3,021

13.    Restructuring Activities

During 2009 and 2010, we implemented an organization restructuring in connection with our transformation to a pure play development, exploration and production company. The restructuring resulted in the termination of approximately 30 employees and the transfer of certain corporate and division operations functions from our former Kingsport, Tennessee location to our Houston, Texas and Pittsburgh and Radnor, Pennsylvania locations.  We incurred special termination benefit costs, relocation costs and other incremental costs associated with staffing and expanding our other office locations.

These restructuring charges are included in the General and administrative expenses caption on our Condensed Consolidated Statements of Income and are comprised of the following for the periods presented:

	Three Months Ended March 31,
	2011	2010
Termination benefits	$-	$862
Employee and office relocation costs	18	160
Other incremental costs	-	455
	$18	$1,477

The following table summarizes the termination benefit obligations as of and for the three months ended March 31,:

	2011	2010
Balance at beginning of period	$64	$529
Termination benefits accrued	-	862
Cash payments	(64)	(972)
Balance at end of period	$-	$419

14.    Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended March 31,
	2011	2010
Interest on borrowings and related fees	$10,747	$10,778
Accretion on original issue discount	2,205	2,110
Amortization of debt issuance costs	1,067	1,145
Capitalized interest	(535)	(362)
	$13,484	$13,671

15.    Earnings per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2011	2010
Net income (loss) from continuing operations	$(26,340)	$10,766
Income from discontinued operations, net of tax 1	-	12,174
Less net income attributable to noncontrolling interests	-	(9,346)
Net income (loss) attributable to common shareholders	$(26,340)	$13,594
Less: Portion of subsidiary net income allocated to undistributed
share-based compensation awards, net of tax	-	(28)
	$(26,340)	$13,566

Weighted-average shares, basic	45,687	45,465
Effect of dilutive securities 2	-	296
Weighted-average shares, diluted	45,687	45,761

1 For purposes of determining earnings per share, net income attributable to noncontrolling interests is applied against income from discontinued operations as they are completely attributable to PVG's operations.
2 For the three months ended March 31, 2011, approximately 0.1 million potentially dilutive securities, including the Convertible Notes, stock options, restricted stock and restricted stock units had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

16.    Discontinued Operations

Prior to June 2010, we indirectly owned partner interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded limited partnership formed by us in 2001 that is engaged in the coal and natural resource management and natural gas midstream businesses. Our ownership interests in PVR were held principally through our general and limited partner interests in PVG. During June 2010, we disposed of our remaining ownership interests in PVG and, indirectly, our interests in PVR.

Income from discontinued operations represents the results of operations of PVG, which include the results of operations of PVR. Previously, the results of operations of PVG and PVR were presented as our coal and natural resource management and natural gas midstream segments. The table below reflects the results of operations of PVG for the periods presented.

	Three Months Ended March 31,
	2011	2010
Revenues	$-	$187,633

Income from discontinued operations before taxes	$-	$13,955
Income tax expense 1	-	(1,781)
Income from discontinued operations, net of taxes	$-	$12,174

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

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.  Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, natural gas liquids and oil;

•	our ability to develop, explore for, acquire and replace oil and gas reserves and sustain production;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of natural gas, natural gas liquids and oil;

•	reductions in the borrowing base under our revolving credit facility;

•	our ability to contract for drilling rigs, supplies and services at reasonable costs;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production at reasonable costs and to sell the production at, or at reasonable discounts to, market prices;

•	the uncertainties inherent in projecting future rates of production for our wells and the extent to which actual production differs from estimated proved oil and gas reserves;

•	drilling and operating risks;

•	our ability to compete effectively against other independent and major oil and natural gas companies;

•	uncertainties related to expected benefits from acquisitions of oil and natural gas properties;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	the timing of receipt of necessary regulatory permits;

•	the effect of commodity and financial derivative arrangements;

•	our ability to maintain adequate financial liquidity and to access adequate levels of capital on reasonable terms;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	our ability to retain or attract senior management and key technical employees;

•	counterparty risk related to their ability to meet their future obligations;

•	changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters;

•	uncertainties relating to general domestic and international economic and political conditions; and

•	other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview of Business

We are an independent oil and gas company engaged primarily in the development, exploration and production of natural gas and oil in various domestic onshore regions.  We have a geographically diverse asset base with core areas of operations in Texas, Appalachia, the Mid-Continent and Mississippi regions of the United States.  As of December 31, 2010, we had proved natural gas and oil reserves of approximately 942 Bcfe. Our operations include the drilling of both conventional and unconventional development opportunities, as well as exploratory prospects.

The primary development play types that we are currently focused on include: (i) the Eagle Ford Shale play in South Texas and (ii) the horizontal Granite Wash play in Mid-Continent. We also intend to focus on drilling exploratory wells in the Marcellus Shale play in Appalachia in order to determine whether our leasehold acreage position there will support a development program.

The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended March 31,
	2011	2010
Total production (MMcfe)	12,171	10,338
Daily production (MMcfe per day)	135.2	114.9

Realized prices per Mcfe, as reported	$5.56	$6.45
Realized prices per Mcfe, adjusted for derivatives	$6.12	$7.33

Product revenues, as reported	$67,693	$66,700
Product revenues, as adjusted for derivatives	$74,437	$75,736

Operating income (loss)	$(28,529)	$92
Interest expense	$13,484	$13,671

Cash provided by operating activities	$29,436	$30,745
Cash paid for capital expenditures	$100,729	$64,492

Cash and cash equivalents at end of period	$48,340	$251,251
Debt outstanding, net of discounts, at end of period	$508,741	$500,537
Credit available under Revolver at end of period	$299,268	$299,268

Net development wells drilled	2.4	7.7
Net exploratory wells drilled	5.3	1.0

Key Developments

Through the date of filing of this Quarterly Report on Form 10-Q, the following general business developments and corporate actions had an impact on the financial reporting and disclosure of our results of operations and financial position: (i) the acquisition of properties in the Eagle Ford Shale play and (ii) the offering and sale of $300 million of our 7.25% Senior Notes due 2019, or 2019 Senior Notes and tender offer to repurchase our 4.5% Convertible Senior Subordinated Notes due 2012, or Convertible Notes. A discussion of these key developments follows:

Property Acquisitions

In February and March 2011, we acquired approximately 5,600 net Eagle Ford Shale acres in Gonzales County, Texas for approximately $21 million. The acreage acquired in these transactions is in close proximity to the Eagle Ford Shale acreage that we acquired during 2010. We are the operator of the acquired acreage with a current working interest of approximately 90%.

Senior Note Offering and Tender Offer to Repurchase Convertible Notes

In April 2011, we completed the offering of our 2019 Senior Notes. Total proceeds received from the offering were approximately $293 million, net of underwriting and debt issuance costs. A total of $237.1 million of the proceeds were used to repurchase approximately 98% of the Convertible Notes. Subsequent to the tender offer, a total of $4.9 million of the Convertible Notes ($4.6 million net of discount) remain outstanding. The remainder of the proceeds (over $50 million) will be used to provide working capital for general corporate purposes.

Results of Operations

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

The following table sets forth a summary of certain operating and financial performance for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Total Production:
Natural gas (MMcf)	9,726	8,568	1,158	14%
Crude oil (MBbl)	188	186	2	1%
NGL (MBbl)	220	109	111	102%
Total production (MMcfe)	12,171	10,338	1,833	18%

Realized prices, before derivatives:
Natural gas ($/Mcf)	$4.23	$5.60	$(1.36)	(24)%
Crude oil ($/Bbl)	88.37	74.44	13.93	19%
NGL ($/Bbl)	45.11	44.64	0.47	1%
Total ($/Mcfe)	$5.56	$6.45	$(0.89)	(14)%

Revenues
Natural gas	$41,189	$47,988	$(6,799)	(14)%
Crude oil	16,583	13,846	2,737	20%
NGL	9,921	4,866	5,055	104%
Total product revenues	67,693	66,700	993	1%
Gain on sale of property and equipment	480	211	269	127%
Other income	410	967	(557)	(58)%
Total revenues	68,583	67,878	705	1%

Operating Expenses
Lease operating	10,277	8,737	(1,540)	(18)%
Gathering, processing and transportation	4,028	3,231	(797)	(25)%
Production and ad valorem taxes	5,064	4,270	(794)	(19)%
General and administrative	13,352	15,025	1,673	11%
Exploration	29,548	6,029	(23,519)	(390)%
Depreciation, depletion and amortization	34,843	30,029	(4,814)	(16)%
Other	-	465	465	100%
Total operating expenses	97,112	67,786	(29,326)	(43)%

Operating income (loss)	(28,529)	92	(28,621)	NM
Other income (expense)
Interest expense	(13,484)	(13,671)	187	1%
Derivatives	1,328	29,877	(28,549)	(96)%
Other	144	1,246	(1,102)	(88)%
Income (loss) from continuing operations before income taxes	(40,541)	17,544	(58,085)	NM
Income tax (expense) benefit	14,201	(6,778)	20,979	NM
Income (loss) from continuing operations	(26,340)	10,766	(37,106)	NM
Income from discontinued operations, net of tax	-	12,174	(12,174)	(100)%
Net income (loss)	(26,340)	22,940	(49,280)	215%
Less net income attributable to noncontrolling interests	-	(9,346)	9,346	100%
Income (loss) attributable to Penn Virginia Corporation	$(26,340)	$13,594	$(39,934)	NM
NM - Not meaningful.

Production

The following tables set forth a summary of our total and daily production volumes by geographical region for the periods presented:

	Three Months Ended March 31,		Favorable	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)	% Change
	(MMcfe)			(MMcfe per day)
Texas	3,826	2,583	1,243	42.5	28.7	13.8	48%
Appalachia	2,364	2,596	(232)	26.3	28.8	(2.6)	(9)%
Mid-Continent	4,121	3,212	909	45.8	35.7	10.1	28%
Mississippi	1,860	1,652	208	20.7	18.4	2.3	13%
Gulf Coast (Divested)	-	295	(295)	-	3.3	(3.3)	(100)%
Total production	12,171	10,338	1,833	135.2	114.9	20.4	18%

Approximately 20% and 17% of total production on an equivalent basis in the three months ended March 31, 2011 and 2010 was attributable to oil and NGLs. The shift in production mix reflects our focus on emerging oil and liquids-rich plays in the Mid-Continent region and the Eagle Ford Shale in Texas. We anticipate that this trend will continue as an increasing proportion of our development plans are focused on these plays.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per Mcfe by geographical region for the periods presented:

	Three Months Ended March 31,		Favorable	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
				($ per Mcfe)
Texas	$21,066	$16,017	$5,049	$5.51	$6.20	$(0.70)
Appalachia	9,820	14,025	(4,205)	4.15	5.40	(1.25)
Mid-Continent	28,607	25,319	3,288	6.94	7.88	(0.94)
Mississippi	8,200	9,163	(963)	4.41	5.55	(1.14)
Gulf Coast (Divested)	-	2,176	(2,176)	-	7.38	(7.38)
Total revenues	$67,693	$66,700	$993	$5.56	$6.45	$(0.89)

As illustrated below, higher production volume coupled with improved oil and NGL pricing were the significant factors for increasing revenues. However, the overall increase was substantially offset by lower natural gas prices. The following table provides an analysis of the change in our revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Revenue Variance Due to
	Volume	Price	Total
Natural gas	$6,485	$(13,284)	$(6,799)
Crude oil	123	2,614	2,737
NGL	4,951	104	5,055
	$11,559	$(10,566)	$993

Effects of Derivatives

As part of our risk management strategy, we use derivative instruments to hedge against fluctuations in natural gas and oil prices. We received $6.7 million and $9.0 million in cash settlements from commodity derivatives in the three months ended March 31, 2011 and 2010.

The following table reconciles natural gas and crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Natural gas revenues as reported	$41,189	$47,988	$(6,799)	(14)%
Cash settlements on natural gas derivatives	6,969	8,889	(1,920)	(22)%
Natural gas revenues adjusted for derivatives	$48,158	$56,877	$(8,719)	(15)%

Natural gas prices per Mcf, as reported	$4.23	$5.60	$(1.37)	(24)%
Cash settlements on natural gas derivatives per Mcf	0.72	1.04	(0.32)	(31)%
Natural gas prices per Mcf adjusted for derivatives	$4.95	$6.64	$(1.69)	(25)%

Crude oil revenues as reported	$16,583	$13,846	$2,737	20%
Cash settlements on crude oil derivatives	(225)	147	(372)	(253)%
Crude oil revenues adjusted for derivatives	$16,358	$13,993	$2,365	17%

Crude oil prices per Bbl, as reported	$88.37	$74.44	$13.93	19%
Cash settlements on crude oil derivatives per Bbl	(1.20)	0.79	(1.99)	(252)%
Crude oil prices per Bbl adjusted for derivatives	$87.17	$75.23	$11.94	16%

Gain on Sale of Property and Equipment

During both the 2011 and 2010 periods, we recognized several individually insignificant gains on the sale of property, equipment, tubular inventory and well materials.

Other Income

Other income decreased primarily as a result of lower gathering revenues during the 2011 period and the effect of a compression settlement during the 2010 period.

Operating Expenses

The following table summarizes our operating expenses per Mcfe for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Lease operating	$0.84	$0.85	$0.01	1%
Gathering, processing and transportation	0.33	0.31	(0.02)	(6)%
Production and ad valorem taxes	0.42	0.41	(0.01)	(1)%
General and administrative	1.10	1.45	0.35	24%
General and administrative excluding share-based compensation and restructuring charges	0.96	1.02	0.06	6%
Depreciation, depletion and amortization	2.86	2.90	0.04	1%

Lease Operating

Lease operating expense increased on an absolute basis due to higher well and compressor maintenance costs as well as higher work-over costs incurred across the Company.  In addition, certain other costs including water disposal were generally higher commensurate with the higher production volume during the 2011 period.

Gathering, Processing and Transportation

Gathering, processing and transportation charges increased during the 2011 period, attributable to overall higher production volume as well as higher processing costs associated with NGLs. The production of NGLs during the 2011 period represents a significantly larger proportion of the total production volume compared to the 2010 period.

Production and Ad Valorem Taxes

On an absolute basis, production and ad valorem taxes increased commensurate with the higher production volume during the 2011 period. As a percentage of product revenue, production and ad valorem taxes increased to 7.5% during the 2011 period from 6.4% during the 2010 period.

General and Administrative

The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Recurring general and administrative expenses	$11,538	$10,527	$(1,011)	(10)%
Share-based compensation	1,796	3,021	1,225	41%
Restructuring expenses	18	1,477	1,459	99%
	$13,352	$15,025	$1,673	11%

Recurring general and administrative costs increased primarily due to higher compensation and employee benefits charges offset partially by lower occupancy costs resulting from the organization restructuring. Share-based compensation charges decreased during the 2011 period due primarily to a smaller participant base following the organization restructuring that was substantially completed during 2010. In addition, the 2010 share-based compensation charge included a greater number of awards that vested upon grant due to retirement eligibility. Organization restructuring expenses during the 2010 period include termination benefit and office and employee relocation costs. Certain costs, primarily employee relocation expenses, will continue to be incurred during 2011.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Dry hole costs	$16,408	$27	$(16,381)	NM
Geological and geophysical	1,835	420	(1,415)	NM
Unproved leasehold	10,591	5,056	(5,535)	(109)%
Other, primarily delay rentals	714	526	(188)	(36)%
	$29,548	$6,029	$(23,519)	NM

The increase in exploration expense includes dry hole costs incurred from three wells in the Mid-Continent region. In addition, the amortization of unproved leaseholds includes the effect of significant acquisitions during 2010 as amortization commences in the calendar quarter following an acquisition. Geological and geophysical costs reflect a larger exploration program in the 2011 period compared to the 2010 period.

Depreciation, Depletion and Amortization (DD&A)

The following table sets forth the components of DD&A and the nature of the variances for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Depletion	$33,443	$28,265	$(5,178)	(18)%
Depreciation - Oil and gas operations	618	647	29	4%
Depreciation - Corporate	652	1,007	355	35%
Amortization	130	110	(20)	(18)%
	$34,843	$30,029	$(4,814)	(16)%

	DD&A Variance Due to
	Production	Rates	Total
Three months ended March 31, 2011 compared to 2010	$(5,328)	$514	$(4,814)

Higher depletion during the 2011 period is commensurate with higher production volume while the decrease in depreciation is primarily the result of the disposition of certain corporate assets during the prior year in connection with the 2010 organization restructuring. Our average depletion rate increased to $2.75 per Mcfe for the 2011 period from $2.73 per Mcfe during the 2010 period.

Other

During the three months ended March 31, 2010, we recorded an initial loss on the disposition of our Gulf Coast properties in January 2010. Final purchase and sale adjustments were recorded during the second quarter of 2010.

Interest Expense

The following table summarizes the components of our total interest expense for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Interest on borrowings and related fees	$10,747	$10,778	$31	0%
Accretion of original issue discount	2,205	2,110	(95)	(5)%
Amortization of debt issuance costs	1,067	1,145	78	7%
Capitalized interest	(535)	(362)	173	48%
	$13,484	$13,671	$187	1%

Interest expense was essentially unchanged during the 2011 period as there were no significant changes in the related debt instruments outstanding. Capitalized interest was higher during the 2011 period due to higher carrying values on eligible capital projects.

Derivatives

The components of our derivative income are presented below for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Oil and gas derivative unrealized derivative gain (loss)	$(5,436)	$19,176	$(24,612)	128%
Oil and gas derivative realized gain	6,744	9,036	(2,292)	(25)%
Interest rate swap unrealized gain	20	2,267	(2,247)	(99)%
Interest rate swap realized loss	-	(602)	602	100%
	$1,328	$29,877	$(28,549)	(96)%

Cash received for settlements during the three months ended March 31, 2011 was $6.7 million compared to $8.4 million during the first quarter of 2010.

Other

Other income decreased due to gains on the sale of non-operating investments recognized during the 2010 period, partially offset by higher interest income on higher average cash balances during the 2011 period.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2011 was 35.0% compared to 38.6% for the comparable period in 2010. Due to operating losses incurred during the first three months of 2011, we recognized an income tax benefit. In addition, the effective tax rate for the 2011 period includes a deferred tax asset valuation allowance due primarily to the inability to recognize a tax benefit for certain state net operating losses.

Discontinued Operations

The following table presents a summary of results of operations from discontinued operations for the periods presented:

	Three Months Ended March 31,		Favorable
	2011	2010	(Unfavorable)	% Change
Revenues	$-	$187,633	$(187,633)	100%

Income from discontinued operations before taxes	$-	$13,955	$(13,955)	(100)%
Income tax expense 1	-	(1,781)	1,781	(100)%
	$-	$12,174	$(12,174)	(100)%

1
Determined by applying the effective tax rate attributable to discontinued operations to the income from discontinued operations less noncontrolling interests that are fully attributable to PVG's operations.

Liquidity and Capital Resources

Sources of Liquidity

Since the third quarter of 2009, our working capital and capital expenditures funding requirements have been met with a combination of operating cash flows and non-core asset sales. Our current plans for 2011 include capital expenditures in excess of our anticipated operating cash flows consistent with our current business strategy. Subject to the variability of commodity prices that impact our operating cash flows, anticipated timing of our capital projects, the specific combination and magnitude of other liquidity sources, including non-core asset sales, and unanticipated expenditures such as acquisitions, we plan to fund our 2011 capital program with operating cash flows, proceeds from non-core asset sales, borrowings from our Revolver and supplemental issue of equity, as necessary.

As we continue to focus our development opportunities during 2011, primarily in liquids-rich plays including the Eagle Ford Shale in Texas, we continually assess our portfolio of properties and geographic footprint with respect to maximizing our returns. Accordingly, we may consider marketing for sale certain non-core properties in order to redeploy our investments consistent with our current and longer-term objectives.

The Revolver provides for a $300 million revolving credit facility and matures in November 2012. The Revolver is limited by a borrowing base calculation, and the availability under the Revolver may not exceed the lesser of the aggregate commitments or the borrowing base. Subsequent to the offering of the 2019 Senior Notes, the borrowing base was reduced to $397.7 million. We have the option to increase the commitments under the Revolver by up to an additional $225 million upon the receipt of commitments from one or more lenders. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions and includes a $20 million sublimit for the issuance of letters of credit. We had no amounts outstanding under the Revolver at any time during the three months ended March 31, 2011 other than letters of credit of $0.7 million. As of March 31, 2011, our available borrowing capacity, as reduced by such letters of credit and limited by our financial covenants, was approximately $210 million.

During April 2011, we completed the offering of our 2019 Senior Notes, the net proceeds of which were utilized to repurchase approximately 98% of our outstanding Convertible Notes. We retained over $50 million in cash proceeds from the 2019 Senior Note offering after funding the repurchase of the Convertible Notes and related issuance costs. As of the end of April 2011, we had approximately $110 million of cash on hand.

We actively manage the exposure of our operating cash flows to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production through the use of derivatives, typically costless collar and swap contracts. The level of our hedging activity and duration of the instruments employed depend upon our cash flow at risk, available hedge prices and our operating strategy. During the three months ended March 31, 2011, our commodity derivatives portfolio provided $6.9 million of cash inflows to offset lower than anticipated prices received for our current year natural gas production and resulted in payments of $0.2 million attributable to higher than anticipated prices received for our current year crude oil production . For the remainder of 2011, we have hedged approximately 56% of our estimated natural gas production, at a weighted average floor/swap price of $5.09 per MMBtu. In addition, we have hedged approximately 22% of our estimated crude oil production for the remainder of 2011, at weighted average floor and ceiling/swap prices of between $93.55 and $105.61 per barrel.

Cash Flows

The following tables summarize our statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2011	2010	Variance
Cash flows from operating activities	$29,436	$30,745	$(1,309)
Cash flows from investing activities
Capital expenditures - property and equipment	(100,729)	(64,492)	(36,237)
Proceeds from the sale of property and equipment and other, net	460	23,273	(22,813)
Net cash used in investing activities	(100,269)	(41,219)	(59,050)
Cash flows from financing activities
Dividends paid	(2,576)	(2,556)	(20)
Distributions received from discontinued operations	-	7,652	(7,652)
Proceeds from sale of PVG units, net	-	177,000	(177,000)
Other, net	838	612	226
Net cash provided by financing activities	(1,738)	182,708	(184,446)
Net increase in cash and cash equivalents	$(72,571)	$172,234	$(244,805)

Cash Flows From Operating Activities

The following table summarizes the most significant variances in our cash flows from operating activities for the three months ended March 31, 2011 as compared to the corresponding prior year period:

Cash flows from operating activitities for the three months ended March 31, 2010	$30,745
Variances due to:
Lower settlements from commodity derivatives portfolio	(2,292)
Lower interest payments, net of amounts capitalized	398
Lower restructuring costs paid	1,395
Lower operating performance	(810)
Cash flows from operating activitities for the three months ended March 31, 2011	$29,436

Cash Flows From Investing Activities

Cash used in investing activities consisted of $100.7 million of capital expenditures, offset partially by the proceeds from the disposition of certain properties and equipment as well as an insurance settlement attributable to damages from a fire at one of our warehouse facilities. The 2010 period includes the receipt of proceeds from the sale of our former Gulf Coast properties as an offset to our 2010 capital expenditures. As discussed below, we anticipate total capital expenditures of approximately $345 million during 2011.

The following table sets forth costs related to our capital expenditures programs for the periods presented:

	Three Months Ended March 31,
	2011	2010
Oil and gas:
Development drilling	$36,775	$37,927
Exploration drilling	26,894	3,653
Seismic	1,835	420
Lease acquisitions, field projects and other	38,409	35,554
Pipeline and gathering facilities	374	193
	104,287	77,747
Other - Corporate	336	271
Total capital program costs	$104,623	$78,018

The following table reconciles the total costs for our capital expenditures programs with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2011	2010
Total capital program costs	$104,623	$78,018
Less:
Exploration expenses
Seismic	(1,835)	(420)
Other, primarily delay rentals	(716)	(247)
Other	(608)	-
Changes in accrued capitalized costs	(1,270)	(5,017)
Property received as consideration in sale transaction 1	-	(8,204)
Add:
Capitalized interest	535	362
Other	-	-
Total cash paid for capital expenditures	$100,729	$64,492

1 Represents property received in Mississippi in connection with the sale of our Gulf Coast properties.

Cash Flows From Financing Activities

Cash used in financing activities during the 2011 period includes dividends paid on our common stock, offset partially by the receipt of proceeds from the exercise of stock options by employees. During the 2010 period, we sold 10 million common units of Penn Virginia GP Holdings, L.P., or PVG, for proceeds of $177.0 million, net of offering costs, which reduced our limited partner interest in PVG to 22.6% at that time. Because we maintained a controlling financial interest in PVG until the final sale in June 2010, the proceeds from this transaction were reported as cash flows from financing activities. In addition, in the 2010 period, we received $7.7 million in distributions from PVG as well as $0.6 million from the exercise of stock options by employees.

Financial Condition

As of March 31, 2011, we had $48.3 million of cash on hand and approximately $210 million of unused borrowing capacity under the Revolver. As noted above, our cash on hand increased to approximately $110 million as of the end of April 2011 due to the offering of our 2019 Senior Notes. Our debt and credit facilities as well as our compliance with the financial covenants under the Revolver are discussed below.

Debt and Credit Facilities

The following table summarizes our long-term debt as of the periods presented:

	March 31,	December 31,
	2010	2010
Revolving credit facility	$-	$-
Senior Notes, net of discount (principal amount of $300,000)	292,744	292,487
Convertible Notes, net of discount (principal amount of $230,000)	215,997	214,049
	$508,741	$506,536

Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate (“LIBOR”), as adjusted for statutory reserve requirements for Eurocurrency liabilities (the “Adjusted LIBOR”), plus an applicable margin ranging from 2.000% to 3.000% or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% and (c) the one-month Adjusted LIBOR plus 1.0%, and in each case, plus an applicable margin (ranging from 1.000% to 2.000%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity.

The Revolver is guaranteed by Penn Virginia and all of our material subsidiaries, or Guarantor Subsidiaries. The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.

2019 Senior Notes. The 2019 Senior Notes bear interest at an annual rate of 7.25%. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.

2016 Senior Notes. The 10.375% Senior Unsecured Notes due 2016, or 2016 Senior Notes, bear interest at an annual rate of 10.375%. The 2016 Senior Notes were sold at 97% of par, equating to an effective yield to maturity of approximately 11%. The 2016 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2016 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.

Convertible Notes. The Convertible Notes, which mature in November 2012, are convertible into cash up to the principal amount thereof and shares of our common stock, if any, in respect of the excess conversion value, based on an initial conversion rate of 17.3160 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $57.75 per share of common stock), subject to adjustment. The Convertible Notes bear interest at an annual rate of 4.5%, and interest is payable semi-annually in arrears on May 15 and November 15 of each year.

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

In connection with a tender offer completed on April 13, 2011, the Company repurchased $225.1 million aggregate principal amount of the Convertible Notes for $233.0 million reflecting a premium of $35 per $1,000 principal amount. The tender offer resulted in the extinguishment of approximately 98% of the outstanding Convertible Notes. The tender offer was funded with the net proceeds of the 2019 Senior Notes.

As a result of the tender offer, the Company will recognize a loss on extinguishment of debt of approximately $27 million, a portion of which will be charged directly to shareholders’ equity, during the three months ended June 30, 2011. The loss will reflect the excess of the tender offer price over the net carrying value of the Convertible Notes acquired, including a pro rata portion of the unamortized discount plus a write-off of a pro rata portion of related debt issuance costs of the Convertible Notes as well as fees and expenses directly attributable to the tender offer transaction. Subsequent to the tender offer, a total of $4.9 million aggregate principal amount of Convertible Notes or $4.6 million net of unamortized discount, will remain outstanding. The remaining unamortized discount of $0.3 million will be amortized through November 2012.

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

Interest Rate Swaps. In December 2009, we entered into an interest rate swap agreement to establish variable rates on approximately one-third of the face amount of the outstanding obligation under the 2016 Senior Notes.

The following table describes our interest rate swap agreements as of March 31, 2011:

	Notional	Swap Interest Rates
Term	Amounts	Pay	Receive
Through June 2013	$100,000	3-month LIBOR + 8.175%	10.375%

Covenant Compliance

The terms of the Revolver require us to maintain certain financial covenants as follows:

•
Total debt to EBITDAX, each as defined in the Revolver, for any four consecutive quarters may not exceed 4.0 to 1.0 reducing to 3.5 to 1.0 for periods ending on or after September 30, 2011. EBITDAX, which is a non-GAAP measure, generally means net income plus interest expense, taxes, depreciation, depletion and amortization expenses, exploration expenses, impairments, other non-cash charges or losses and the amount of cash distributions received from PVG and Penn Virginia Resource Partners, L.P.

•
The current ratio, as of the last day of any quarter, may not be less than 1.0 to 1.0. The current ratio is generally defined as current assets to current liabilities. Current assets and current liabilities attributable to derivative instruments are excluded. In addition, current assets include the amount of any unused commitment under the Revolver.

As of March 31, 2011 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with these covenants of the Revolver.

The following table summarizes the actual results of our financial covenant compliance for the period ended March 31, 2011:

	Required	Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	< 4.0 to 1	2.8 to 1
Current ratio	> 1.0 to 1	4.0 to 1

In the event that we would be in default of a covenant under the Revolver, we could request the banks for a waiver of the covenant. Should the banks deny our request to waive the covenant requirement, the outstanding borrowings under the Revolver would become payable on demand and would be reclassified as a component of current liabilities on our Condensed Consolidated Balance Sheets. In addition, the Revolver imposes limitations on dividends and distributions, as well as limits the ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, or enter into a merger or sale of our assets, including the sale or transfer of interests in our subsidiaries.

Future Capital Needs and Commitments

In 2011, we anticipate making capital expenditures, excluding any potential future acquisitions, of approximately $345 million. The capital expenditures have been and will continue to be funded primarily by cash on hand supplemented by operating cash flows and, as necessary, proceeds from the sale of non-core properties and the utilization of our available borrowing capacity under the Revolver. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on industry conditions, cash flows provided by operating activities and the availability of capital.

Based on expenditures to date and forecasted activity for the remainder of 2011, the capital expenditures program is anticipated to be allocated approximately as follows: Eagle Ford Shale (51%), Marcellus Shale (18%), Mid-Continent region (Anadarko Basin) (23%) and all other areas (8%). This allocation includes approximately 82% for development drilling, 12% for leasehold acquisition and 6% for seismic and other projects. Approximately 75% of the total program is anticipated to be allocated to oil and NGL projects.

For future periods, we continue to assess funding needs for our growth opportunities in the context of our anticipated operating cash flows and presently available debt capacity. We expect to continue to use a combination of cash on hand, cash flows from operating activities and debt financing, supplemented with equity issuances and the sale of non-core properties, to fund our growth.

Environmental Matters

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations including the plugging of abandoned wells. As of March 31, 2011, we have recorded asset retirement obligations of $7.3 million attributable to these activities. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws have the potential to adversely affect our operations.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments.  Our most critical accounting estimates which involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and remained unchanged as of March 31, 2011.

New Accounting Standards

There were neither any new accounting standards issued during the quarter ended March 31, 2011, nor any accounting standards pending adoption that would have a significant impact on our financial statements and notes to the financial statements.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is commodity price risk. As discussed below, we engage in price risk management activities with respect to managing our commodity price risk, which exposes us to counterparty risk with financial institutions with whom we enter into risk management activities.

We produce and sell natural gas, crude oil and NGLs. As a result, our financial results are affected when prices for these commodities fluctuate. Our price risk management programs permit the utilization of derivative financial instruments (such as swaps, costless collars and three-way collars) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to a portion of our anticipated production.  The derivative instruments are placed with major financial institutions that we believe are of acceptable credit risk.  The fair values of our derivative instruments are significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

As of March 31, 2011, we reported a commodity derivative asset of $13.3 million.  The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with two of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions.  We neither paid nor received collateral with respect to our derivative positions.  No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.  The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of March 31, 2011.

In the three months ended March 31, 2011, we reported net commodity derivative gains of $1.3 million.  We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments.  Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, NGL and crude oil prices.  These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table lists our commodity derivative positions and their fair values as of March 31, 2011:

		Average			Fair Value
		Volume Per	Weighted Average Price		Asset
	Instrument	Day	Floor/Swap	Ceiling	(Liability)
Natural Gas:		(in MMBtu)
Second quarter 2011	Costless collars	30,000	$4.83	$6.00	$1,593
Third quarter 2011	Costless collars	30,000	$4.83	$6.00	1,395
Fourth quarter 2011	Costless collars	20,000	$6.00	$8.50	2,452
First quarter 2012	Costless collars	20,000	$6.00	$8.50	2,059
Second quarter 2011	Swaps	40,000	$5.06		2,547
Third quarter 2011	Swaps	40,000	$5.06		1,858
Fourth quarter 2011	Swaps	10,000	$5.01		197
First quarter 2012	Swaps	10,000	$5.10		14
Second quarter 2012	Swaps	20,000	$5.31		724
Third quarter 2012	Swaps	20,000	$5.31		563
Fourth quarter 2012	Swaps	10,000	$5.10		(120)

Crude Oil:		(barrels)
Second quarter 2011	Costless collars	425	$80.00	$101.50	(295)
Third quarter 2011	Costless collars	360	$80.00	$103.30	(326)
Fourth quarter 2011	Costless collars	360	$80.00	$103.30	(367)

The following table illustrates the estimated impact on the fair values of our derivative instruments and operating income attributable to hypothetical changes in the underlying commodity prices. This assumes that natural gas prices, crude oil prices and production volumes remain constant at anticipated levels.  The estimated changes in operating income exclude potential cash receipts or payments in settling these derivative positions.

	Change of $1.00 per MMBtu of Natural Gas
	or $10.00 per Barrel of Crude Oil
	Increase	Decrease
Effect on the fair value of natural gas derivatives	$(18.3)	$19.4
Effect on the fair value of crude oil derivatives	$(0.9)	$0.6

Effect on 2011 operating income, excluding natural gas derivatives	$(27.6)	$27.6
Effect on 2011 operating income, excluding crude oil derivatives	$(15.0)	$15.0

Item 4    Controls and Procedures

(a)  Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2011.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and on a timely basis.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, such disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 6    Exhibits

3.1	Amended and Restated Bylaws of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2011).

4.1
Senior Indenture dated June 15, 2009, among Penn Virginia Corporation, as issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 16, 2009).

4.2
Second Supplemental Indenture relating to the 10.375% Senior Notes due 2016, dated April 4, 2011, among Penn Virginia Corporation, as issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 5, 2011).

4.3
Third Supplemental Indenture relating to the 7.25% Senior Notes due 2019, dated April 13, 2011, among Penn Virginia Corporation, as issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 14, 2011).

4.4	Form of Note for 7.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on April 14, 2011).

10.1
Penn Virginia Corporation 2011 Annual Incentive Cash Bonus and Long-Term Equity Compensation Guidelines (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.2
Dealer Management Agreement dated March 8, 2011, by and between Penn Virginia Corporation and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 9, 2011).

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

PENN VIRGINIA CORPORATION

Date: May 5, 2011	By:	/s/ Steven A. Hartman
Steven A. Hartman
Senior Vice President and Chief Financial Officer

Date: May 5, 2011	By:	/s/ Joan C. Sonnen
Joan C. Sonnen
Vice President and Controller