Form 10-Q
period 2012-09-30
PENN VIRGINIA CORP
filed 2012-11-02
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 26, 2012, 55,093,146 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements
PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Natural gas	$11,909	$34,171	$37,098	$113,660
Crude oil	56,995	37,147	174,100	75,278
Natural gas liquids (NGLs)	6,671	10,676	23,298	33,758
Gain on sales of property and equipment, net	1,573	71	2,407	523
Other	551	1,288	2,052	2,335
Total revenues	77,699	83,353	238,955	225,554
Operating expenses
Lease operating	6,206	8,458	24,613	29,522
Gathering, processing and transportation	3,127	2,952	11,672	11,261
Production and ad valorem taxes	4,589	3,391	7,915	11,289
General and administrative	11,634	12,635	35,522	38,941
Exploration	9,265	19,303	26,647	68,219
Depreciation, depletion and amortization	49,331	45,345	151,888	113,224
Impairments	700	—	29,316	71,071
Loss on firm transportation commitment	17,332	—	17,332	—
Other	—	300	—	300
Total operating expenses	102,184	92,384	304,905	343,827
Operating loss	(24,485)	(9,031)	(65,950)	(118,273)
Other income (expense)
Interest expense	(14,979)	(14,206)	(44,837)	(41,833)
Loss on extinguishment of debt	(3,144)	(1,165)	(3,144)	(25,403)
Derivatives	(12,271)	11,498	31,250	19,827
Other	60	61	89	334
Loss before income taxes	(54,819)	(12,843)	(82,592)	(165,348)
Income tax benefit	22,208	6,125	32,444	60,372
Net loss	$(32,611)	$(6,718)	$(50,148)	$(104,976)
Loss per share:
Basic	$(0.71)	$(0.15)	$(1.09)	$(2.29)
Diluted	$(0.71)	$(0.15)	$(1.09)	$(2.29)
Weighted average shares outstanding, basic	46,050	45,817	46,009	45,758
Weighted average shares outstanding, diluted	46,050	45,817	46,009	45,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(32,611)	$(6,718)	$(50,148)	$(104,976)
Other comprehensive income:
Change in pension and postretirement obligations, net of tax of $11 and $37 in 2012 and $19 and $55 in 2011	23	34	69	102
	23	34	69	102
Comprehensive loss	$(32,588)	$(6,684)	$(50,079)	$(104,874)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	As of
	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$5,033	$7,512
Accounts receivable, net of allowance for doubtful accounts	70,039	72,432
Derivative assets	11,252	18,987
Income taxes receivable	—	31,465
Other current assets	5,583	14,950
Total current assets	91,907	145,346
Property and equipment, net (successful efforts method)	1,745,091	1,777,575
Derivative assets	6,892	—
Other assets	18,847	20,132
Total assets	$1,862,737	$1,943,053
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$112,021	$94,504
Derivative liabilities	817	3,549
Deferred income taxes	3,807	3,808
Income taxes payable	22	—
Current portion of long-term debt	4,884	4,746
Total current liabilities	121,551	106,607
Other liabilities	29,258	15,887
Derivative liabilities	1,677	6,850
Deferred income taxes	243,522	274,839
Long-term debt	671,447	692,561
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock of $100 par value – 100,000 shares authorized; none issued	—	—
Common stock of $0.01 par value – 128,000,000 shares authorized; shares issued of 45,893,146 and 45,714,191 as of September 30, 2012 and December 31, 2011, respectively	271	270
Paid-in capital	694,359	690,131
Retained earnings	101,918	157,242
Deferred compensation obligation	3,072	3,620
Accumulated other comprehensive loss	(1,015)	(1,084)
Treasury stock – 209,392 and 223,886 shares of common stock, at cost, as of September 30, 2012 and December 31, 2011, respectively	(3,323)	(3,870)
Total shareholders’ equity	795,282	846,309
Total liabilities and shareholders’ equity	$1,862,737	$1,943,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(50,148)	$(104,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash portion of loss on extinguishment of debt	3,144	22,456
Loss on firm transportation commitment	17,332	—
Depreciation, depletion and amortization	151,888	113,224
Impairments	29,316	71,071
Derivative contracts:
Net gains	(31,250)	(19,827)
Cash settlements	24,189	20,302
Deferred income tax benefit	(32,444)	(60,372)
Gain on sales of assets, net	(2,407)	(223)
Non-cash exploration expense	24,765	52,457
Non-cash interest expense	3,107	5,812
Share-based compensation (equity-classified)	4,233	5,629
Other, net	302	225
Changes in operating assets and liabilities, net	48,187	(2,614)
Net cash provided by operating activities	190,214	103,164
Cash flows from investing activities
Capital expenditures - property and equipment	(257,194)	(318,274)
Proceeds from sales of assets, net	93,276	31,077
Other, net	180	100
Net cash used in investing activities	(163,738)	(287,097)
Cash flows from financing activities
Dividends paid	(5,176)	(7,736)
Proceeds from revolving credit facility borrowings	181,000	30,000
Repayment of revolving credit facility borrowings	(203,000)	(15,000)
Proceeds from the issuance of senior notes	—	300,000
Repurchase of convertible notes	—	(232,963)
Debt issuance costs paid	(1,779)	(8,850)
Other, net	—	1,148
Net cash (used in) provided by financing activities	(28,955)	66,599
Net decrease in cash and cash equivalents	(2,479)	(117,334)
Cash and cash equivalents - beginning of period	7,512	120,911
Cash and cash equivalents - end of period	$5,033	$3,577
Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$27,865	$17,288
Income taxes (net of refunds received)	$(32,574)	$433

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended September 30, 2012
(in thousands, except per share amounts)

1.	Organization

Penn Virginia Corporation (“Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in various domestic onshore regions including Texas, the Mid-Continent, Mississippi and Pennsylvania.

2.	Basis of Presentation

Our Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of its subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts for the 2011 period have been reclassified to conform to the current year presentation.

During the quarter ended September 30, 2012, no new accounting standards were adopted or were pending adoption that would have a significant impact on our Condensed Consolidated Financial Statements and Notes.

Management has evaluated all activities of the Company through the date upon which the Condensed Consolidated Financial Statements were issued and concluded that, except for the acquisition of additional acreage in the Eagle Ford Shale (see Note 3) and the offering of common and preferred stock (see Note 11), no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

3.	Acquisitions and Divestitures

Property Acquisitions

Eagle Ford Property Acquisitions

In December 2011, we entered into an agreement with an industry partner to jointly explore a 13,500 acre area of mutual interest ("AMI") in Lavaca County, Texas. Under the terms of the agreement, we were required to commence drilling on six wells by September 1, 2012 to earn our entire interest in the acreage as well as carry our partner for its working interest share of the costs of the first three wells. During the quarter ended September 30, 2012 we fulfilled this requirement and through the nine months ended September 30, 2012, we drilled a total of seven (6.2 net) successful wells on the acreage. Depending upon the future participation elections made by our partners, our working interest in wells drilled in the AMI is expected to be at least 57 percent.

In October 2012, we acquired approximately 4,100 net acres in the Eagle Ford Shale in Gonzales and Lavaca Counties for approximately $10 million. Under existing joint venture agreements, other non-operated working interest owners are expected to acquire approximately 17 percent of the net acreage in Gonzales County and approximately 46 percent of the net acreage in Lavaca County, increasing our net Eagle Ford Shale acreage position by approximately 3,000 net acres to a total of approximately 30,000 net acres.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Divestitures

Oil and Gas Properties

On July 31, 2012, we sold substantially all of our assets in the Appalachian region, with the exception of the Marcellus Shale, for approximately $100 million, prior to deducting transaction costs and customary purchase and sale adjustments. Certain leases subject to the sale, representing approximately $4 million of value, are awaiting consent by the underlying property or mineral owners to be transferred. Such consents are expected to be obtained by the end of 2012. Through September 30, 2012, we received proceeds of $92.2 million, net of transaction costs and customary closing adjustments, and recognized a gain of $1.7 million in connection with the transaction. The sold assets included vertical and horizontal coalbed methane and vertical conventional properties, a gathering system and royalty interests. The sold assets had net production of approximately 20 million cubic feet of natural gas equivalent per day, almost 100 percent of which was dry natural gas. Estimated proved reserves associated with the assets, as determined by our third party reserve engineer as of December 31, 2011, were approximately 106 billion cubic feet of natural gas equivalent, of which 96 percent were proved developed. An impairment charge of $28.6 million was recognized in the second quarter of 2012 with respect to these assets.

In January 2012, we sold our remaining undeveloped acreage in Butler and Armstrong Counties in Pennsylvania for proceeds of $1.0 million, net of transaction costs. We recognized a gain of $0.6 million in connection with this transaction.

4.	Accounts Receivable and Major Customers

The following table summarizes our accounts receivable by type as of the dates presented:

	September 30, 2012	December 31, 2011
Customers	$42,079	$49,763
Joint interest partners	25,485	22,755
Other	3,738	1,695
	71,302	74,213
Less: Allowance for doubtful accounts	(1,263)	(1,781)
	$70,039	$72,432

For the nine months ended September 30, 2012 and 2011, five customers accounted for $155.2 million and $43.5 million, or approximately 66% and 20%, of our total consolidated product revenues. As of September 30, 2012 and December 31, 2011, $27.1 million and $29.9 million, or approximately 39% and 41%, of our consolidated accounts receivable, including joint interest billings, related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by these customers.

5.	Derivative Instruments

We utilize derivative instruments to mitigate our financial exposure to oil and gas price volatility as well as the volatility in interest rates attributable to our debt instruments. We are not engaged in the trading of derivative instruments for speculative purposes. The derivative instruments are placed with financial institutions that we believe are acceptable credit risks. Our derivative instruments are not formally designated as hedges.

Commodity Derivatives

We utilize collars, swaps and swaptions to hedge against the variability in cash flows associated with anticipated sales of our future oil and gas production. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues from favorable price movements. As of September 30, 2012, we have hedged our future crude oil production through 2014 to the greatest extent permitted by our revolving credit agreement (“Revolver”) and our internal policies.

We determine the fair values of our commodity derivative instruments based on discounted cash flows derived from third-party quoted forward prices for NYMEX Henry Hub gas and West Texas Intermediate crude oil closing prices as of the

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

end of the reporting period. The discounted cash flows utilize discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position.

 The following table sets forth our commodity derivative positions as of September 30, 2012:

		Average Volume Per Day	Weighted Average Price		Fair Value
	Instrument		Floor/Swap	Ceiling	Asset	Liability
Natural Gas:		(in MMBtu)	($/MMBtu)
Fourth quarter 2012	Swaps	10,000	$5.10		$1,636	$—
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2012	Collars	1,000	$90.00	$97.00	52	—
First quarter 2013	Collars	1,000	$90.00	$100.00	105	—
Second quarter 2013	Collars	1,000	$90.00	$100.00	93	—
Third quarter 2013	Collars	1,000	$90.00	$100.00	124	—
Fourth quarter 2013	Collars	1,000	$90.00	$100.00	161	—
Fourth quarter 2012	Swaps	3,000	$104.40		3,211	—
First quarter 2013	Swaps	2,250	$103.51		1,954	—
Second quarter 2013	Swaps	2,250	$103.51		1,912	—
Third quarter 2013	Swaps	1,500	$102.77		1,230	—
Fourth quarter 2013	Swaps	1,500	$102.77		1,294	—
First quarter 2014	Swaps	2,000	$100.44		1,406	—
Second quarter 2014	Swaps	2,000	$100.44		1,540	—
Third quarter 2014	Swaps	1,500	$100.20		1,218	—
Fourth quarter 2014	Swaps	1,500	$100.20		1,274	—
First quarter 2013	Swaption	1,100	$100.00		—	299
Second quarter 2013	Swaption	1,000	$100.00		—	267
Third quarter 2013	Swaption	900	$100.00		—	203
Fourth quarter 2013	Swaption	750	$100.00		—	133
First quarter 2014	Swaption	812	$100.00		—	386
Second quarter 2014	Swaption	812	$100.00		—	386
Third quarter 2014	Swaption	812	$100.00		—	386
Fourth quarter 2014	Swaption	812	$100.00		—	386
Settlements to be received in subsequent period					886	—

Interest Rate Swaps

In February 2012, we entered into an interest rate swap agreement to establish variable rates on approximately one-third of the outstanding obligation under our 7.25% Senior Notes due 2019 (“2019 Senior Notes”). In May 2012, we terminated this agreement and received $1.2 million in cash proceeds.

During the nine months ended September 30, 2011, we had an interest rate swap agreement in effect that established variable rates on approximately one-third of the face amount of the outstanding obligation under our 10.375% Senior Notes due 2016 (“2016 Senior Notes”). In August 2011, we terminated this agreement and received $2.9 million in cash proceeds.

As of September 30, 2012, we had no interest rate derivative instruments outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Statement Impact of Derivatives

The impact of our derivative activities on income is included in the Derivatives caption on our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Impact by contract type:
Commodity contracts	$(12,271)	$11,293	$29,844	$18,598
Interest rate contracts	—	205	1,406	1,229
	$(12,271)	$11,498	$31,250	$19,827
Realized and unrealized impact:
Cash received for:
Commodity contract settlements	$9,238	$5,607	$22,783	$16,484
Interest rate contract settlements	—	2,920	1,406	3,818
	9,238	8,527	24,189	20,302
Unrealized gains (losses) attributable to:
Commodity contracts	(21,509)	5,686	7,061	2,114
Interest rate contracts	—	(2,715)	—	(2,589)
	(21,509)	2,971	7,061	(475)
	$(12,271)	$11,498	$31,250	$19,827

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

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Condensed Consolidated Balance Sheets as of the dates presented:

		Fair Values as of
		September 30, 2012		December 31, 2011
Type	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Commodity contracts	Derivative assets/liabilities - current	$11,252	$817	$18,987	$3,549
Interest rate contracts	Derivative assets/liabilities - current	—	—	—	—
		11,252	817	18,987	3,549
Commodity contracts	Derivative assets/liabilities - noncurrent	6,892	1,677	—	6,850
Interest rate contracts	Derivative assets/liabilities - noncurrent	—	—	—	—
		6,892	1,677	—	6,850
		$18,144	$2,494	$18,987	$10,399

As of September 30, 2012, we reported a commodity derivative asset of $18.1 million. The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have not received any cash collateral from our counterparties with respect to our derivative asset positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Property and Equipment

The following table summarizes our property and equipment as of the dates presented:

	September 30, 2012	December 31, 2011
Oil and gas properties:
Proved	$2,204,593	$2,239,186
Unproved	99,384	120,288
Total oil and gas properties	2,303,977	2,359,474
Other property and equipment	95,591	143,285
Total property and equipment	2,399,568	2,502,759
Accumulated depreciation, depletion and amortization	(654,477)	(725,184)
	$1,745,091	$1,777,575

7.	Long-Term Debt

The following table summarizes our long-term debt as of the dates presented:

	September 30, 2012	December 31, 2011
Revolving credit facility	$77,000	$99,000
Senior notes due 2016, net of discount (principal amount of $300,000)	294,447	293,561
Senior notes due 2019	300,000	300,000
Convertible notes due 2012, net of discount (principal amount of $4,915)	4,884	4,746
	676,331	697,307
Less: Current portion of long-term debt	(4,884)	(4,746)
	$671,447	$692,561

Revolving Credit Facility

In September 2012, we entered into the Revolver which replaced our previous revolving credit facility that was entered into in August 2011. The Revolver provides for a $300 million revolving commitment and an accordion feature that allows us to increase the commitment by up to an aggregate of $300 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The initial borrowing base under the Revolver is $300 million. The borrowing base will be re-determined based on a semi-annual review of our total proved oil, NGL and natural gas reserves starting in the spring of 2013. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $1.6 million outstanding as of September 30, 2012. As of September 30, 2012, our available borrowing capacity under the Revolver, as reduced by outstanding borrowings and letters of credit, was $221.4 million.

In September 2012, we capitalized $1.9 million of debt issuance costs in connection with the Revolver which will be amortized as a component of interest expense over the five year term. Capitalized debt issuance costs attributable to our previous revolving credit facility of $3.2 million were expensed as a loss on the extinguishment of debt during the quarter ended September 30, 2012.

Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% and (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of September 30, 2012, the actual interest rate on the borrowings under the Revolver was 4.0%. This rate represents the prime rate option which applied to the initial borrowings through October 3, 2012 at which time the Adjusted LIBOR interest rate went into effect. The Adjusted LIBOR margin applicable to the initial borrowings subsequent to the conversion from the prime rate option was 1.75%.

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

The Revolver includes both current ratio and leverage ratio financial covenants. The current ratio is defined in the Revolver to include, among other things, adjustments for undrawn availability and may not be less than 1.0 to 1.0. The ratio of total net debt to EBITDAX, a non-GAAP financial measure defined in the Revolver, may not exceed 4.5 to 1.0 through December 31, 2013, 4.25 to 1.0 through June 30, 2014 and then 4.0 to 1.0 through maturity.

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

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes the carrying amount of the components of the Convertible Notes as of the dates presented:

	September 30, 2012	December 31, 2011
Principal	$4,915	$4,915
Unamortized discount	(31)	(169)
Net carrying amount of liability component	$4,884	$4,746
Carrying amount of equity component	$35,201	$35,201

The following table summarizes the amounts recognized as components of interest expense attributable to the Convertible Notes for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contractual interest expense	$55	$55	$166	$3,064
Accretion on original issue discount	47	43	138	2,308
Amortization of debt issuance costs	8	7	22	396
	$110	$105	$326	$5,768

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Additional Balance Sheet Detail

The following table summarizes components of selected balance sheet accounts as of the dates presented:

	September 30, 2012	December 31, 2011
Other current assets:
Tubular inventory and well materials	$4,973	$14,251
Prepaid expenses	610	699
	$5,583	$14,950
Other assets:
Debt issuance costs	$13,759	$16,993
Assets of supplemental employee retirement plan ("SERP")	3,200	3,088
Other	1,888	51
	$18,847	$20,132
Accounts payable and accrued liabilities:
Trade accounts payable	$30,081	$30,186
Drilling costs	31,826	30,948
Royalties	13,244	15,235
Production and franchise taxes	6,858	3,495
Compensation - related	5,531	5,186
Interest	19,155	5,964
Other	5,326	3,490
	$112,021	$94,504
Other liabilities:
Firm transportation obligation	$14,443	$—
Asset retirement obligations	4,543	6,283
Defined benefit pension obligations	1,660	1,763
Postretirement health care benefit obligations	3,035	3,022
Deferred compensation - SERP obligation and other	3,300	3,172
Other	2,277	1,647
	$29,258	$15,887

9.	Fair Value Measurements

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of September 30, 2012, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value of our long-term debt with fixed interest rates, which is estimated based on the published market prices for these debt obligations as of the dates presented:

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2016	$311,250	$294,447	$319,500	$293,561
Senior Notes due 2019	279,000	300,000	280,500	300,000
Convertible Notes	4,915	4,884	4,925	4,746
	$595,165	$599,331	$604,925	$598,307

Recurring Fair Value Measurements

Certain financial assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the fair values of those assets and liabilities as of the dates presented:

	As of September 30, 2012
	Fair Value Measurement	Fair Value Measurement Classification
Description		Level 1	Level 2	Level 3
Assets:
Commodity derivative assets - current	$11,252	$—	$11,252	$—
Commodity derivative assets - noncurrent	6,892	—	6,892	—
Assets of SERP	3,200	3,200	—	—
Liabilities:
Commodity derivative liabilities - current	(817)	—	(817)	—
Commodity derivative liabilities - noncurrent	(1,677)	—	(1,677)	—
Deferred compensation - SERP obligation and other	(3,296)	(3,296)	—	—
	$15,554	$(96)	$15,650	$—

	As of December 31, 2011
	Fair Value Measurement	Fair Value Measurement Classification
Description		Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$18,987	$—	$18,987	$—
Assets of SERP	3,088	3,088	—	—
Liabilities:
Commodity derivative liabilities - current	(3,549)	—	(3,549)	—
Commodity derivative liabilities - noncurrent	(6,850)	—	(6,850)	—
Deferred compensation - SERP obligation and other	(3,168)	(3,168)	—	—
	$8,508	$(80)	$8,588	$—

Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the three or nine months ended September 30, 2012 and 2011.

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

Contingencies - Legal and Regulatory

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter pertaining to certain properties that remains outstanding as of September 30, 2012. In addition, as of September 30, 2012, we have an ARO liability of approximately $4.5 million attributable to the plugging of abandoned wells.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Shareholders’ Equity

The following table summarizes the components of our shareholders’ equity and the changes therein as of and for the nine months ended September 30, 2012 and 2011:

	As of December 31, 2011	Net Loss	Dividends Paid ($0.1125 per share)	All Other Changes	As of September 30, 2012
Common stock	$270	$—	$—	$1	$271
Paid-in capital	690,131	—	—	4,228	694,359
Retained earnings	157,242	(50,148)	(5,176)	—	101,918
Deferred compensation obligation	3,620	—	—	(548)	3,072
Accumulated other comprehensive loss	(1,084)	—	—	69	(1,015)
Treasury stock	(3,870)	—	—	547	(3,323)
Total shareholders' equity	$846,309	$(50,148)	$(5,176)	$4,297	$795,282

	As of December 31, 2010	Net Loss	Dividends Paid ($0.16875 per share)	All Other Changes	As of September 30, 2011
Common stock	$267	$—	$—	$2	$269
Paid-in capital	680,981	—	—	6,571	687,552
Retained earnings	300,473	(104,976)	(7,736)	—	187,761
Deferred compensation obligation	2,743	—	—	685	3,428
Accumulated other comprehensive loss	(938)	—	—	102	(836)
Treasury stock	(3,250)	—	—	(561)	(3,811)
Total shareholders' equity	$980,276	$(104,976)	$(7,736)	$6,799	$874,363

In October 2012, we completed a registered offering of 9.2 million shares of our common stock that provided approximately $44 million of net proceeds before issuance costs. Concurrently, we completed a registered offering of 1,150,000 depositary shares each representing 1/100th interest in a share of our 6% Series A Convertible Perpetual Preferred Stock (“6% Preferred Stock”), that provided approximately $111 million of net proceeds before issuance costs. The proceeds from the combined offerings were used to repay outstanding borrowings under our Revolver and for general corporate purposes.

Each depositary share of the 6% Preferred Stock has a liquidation preference of $100.00 per share and is entitled to an annual dividend of $6.00 payable quarterly in cash, common stock or a combination thereof. Each depositary share of the 6% Preferred Stock is convertible at the option of the holder at an initial conversion rate of 16.6667 shares of our common stock per depositary share, or $6.00 per share of common stock. The conversion price represents a premium of 20 percent relative to the common stock offering price of $5.00 per share. The 6% Preferred Stock is not redeemable by us at any time. On or after October 15, 2017, we may cause all or a portion of the depositary shares of the 6% Preferred Stock to be automatically converted into shares of our common stock at the then-applicable conversion rate if certain conditions are met.

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

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

 The following table summarizes share-based compensation expense recognized for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Equity-classified awards:
Stock option plans	$950	$1,354	$3,108	$4,141
Common, deferred, restricted and time-based restricted unit plans	332	466	1,125	1,488
	1,282	1,820	4,233	5,629
Liability-classified awards	165	—	790	—
	$1,447	$1,820	$5,023	$5,629

13.	Restructuring and Exit Activities

During the quarter ended September 30, 2012, we completed an organizational restructuring in conjunction with the sale of our Appalachian assets. We terminated approximately 30 employees and closed our regional office in Canonsburg, Pennsylvania. We recorded a charge and recognized an obligation in connection with the long-term lease of that office. In addition, we have contractual commitments for certain firm transportation capacity in the Appalachian region that expire in 2022 and, as a result of the recently completed sale, we no longer have production to satisfy these commitments. While we intend to sell our unused firm transportation in the future to the extent possible, we recorded a charge of $17.3 million representing the liability for estimated discounted future net cash outflows over the remaining term of the contract.

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

In addition to the accrual of these costs, we adjusted the lease obligation associated with the Tulsa office as a result of a change in estimated sub-lease rental income. Restructuring charges, including the accretion of the lease obligations, are included in the General and administrative expenses caption on our Condensed Consolidated Statements of Operations. The initial charge for the firm transportation commitment is presented as a separate caption on our Condensed Consolidated Statement of Operations.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our restructuring-related obligations as of and for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$251	$—	$576	$64
Employee, office and other costs accrued, net	1,431	1,553	1,283	1,623
Firm transportation charge	17,332	—	17,332	—
Cash payments, net	(1,359)	(286)	(1,536)	(420)
Balance at end of period	$17,655	$1,267	$17,655	$1,267

The current portion of these restructuring and exit cost obligations is included in the Accounts payable and accrued expenses caption and the noncurrent portion is included in the Other liabilities caption on our Condensed Consolidated Balance Sheets. As of September 30, 2012, $3.2 million of the total obligations are classified as current while the remaining $14.4 million are classified as noncurrent.

14.	Impairments

The following table summarizes impairment charges recorded during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Oil and gas properties	$—	$—	$28,481	$71,071
Other	700	—	835	—
	$700	$—	$29,316	$71,071

In September 2012, we recognized an impairment of certain tubular inventory and well materials triggered primarily by declines in asset quality. In June 2012, we recognized an impairment of our Appalachian assets triggered by the expected disposition of these properties in the third quarter of 2012. In 2011, we recognized an impairment of our Arkoma Basin assets triggered by the expected disposition of these high-cost gas properties in the third quarter of 2011.

15.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest on borrowings and related fees	$14,156	$13,581	$42,462	$37,448
Accretion of original issue discount	351	315	1,025	3,103
Amortization of debt issuance costs	706	747	2,082	2,709
Capitalized interest	(234)	(437)	(732)	(1,427)
	$14,979	$14,206	$44,837	$41,833

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.Earnings per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss [1]	$(32,611)	$(6,718)	$(50,148)	$(104,976)
Weighted-average shares, basic	46,050	45,817	46,009	45,758
Effect of dilutive securities [2]	—	—	—	—
Weighted-average shares, diluted	46,050	45,817	46,009	45,758
____________________________________________________________________________
1 Includes a $2.2 million benefit for the three and nine month periods ended September 30, 2012 attributable to a change in the estimated effective state tax rate due primarily to changes in the number of states in which we will have taxable operations subsequent to the sale of our Appalachian assets.

2 For each of the three and nine month periods ended September 30, 2012 and 2011, an amount less than 0.1 million of potentially dilutive securities, including the Convertible Notes, stock options, restricted stock and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

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

Overview of Business

We are an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in various domestic onshore regions. We have a geographically diverse asset base with areas of operations in Texas, the Mid-Continent, Mississippi and Pennsylvania regions of the United States. As of December 31, 2011, we had proved oil and gas reserves of approximately 883 billion cubic feet equivalent, or Bcfe. As discussed in the Key Developments that follow, our total reserves were reduced by approximately106 Bcfe as a result of the sale of our Appalachian properties in July 2012. Our current operations include primarily the drilling of horizontal unconventional development wells and exploring for primarily unconventional reserves.

We are currently focused on development and expansion in the Eagle Ford Shale in South Texas. We also pursue select drilling opportunities in the horizontal Granite Wash play in our Mid-Continent region through participation in wells drilled by our joint venture partner.

The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total production (MMcfe)	9,024	11,947	30,551	35,817
Daily production (MMcfe per day)	98.0	129.8	111.5	131.1
Daily gas production (MMcf per day)	47.5	87.5	60.3	97.5
Daily oil and NGL production (Bbl per day)	8,430	7,060	8,530	5,580
Product revenues, as reported	$75,575	$81,994	$234,496	$222,696
Product revenues, as adjusted for derivatives	$84,812	$87,601	$257,279	$239,180
Operating loss	$(24,485)	$(9,031)	$(65,950)	$(118,273)
Interest expense	$14,979	$14,206	$44,837	$41,833
Cash provided by operating activities	$74,489	$39,405	$190,214	$103,164
Cash paid for capital expenditures	$68,958	$107,193	$257,194	$318,274
Cash and cash equivalents at end of period			$5,033	$3,577
Debt outstanding, net of discounts, at end of period			$676,331	$612,983
Credit available under revolving credit facility at end of period [1]			$221,372	$283,600
Net development wells drilled	6.0	9.4	18.2	23.8
Net exploratory wells drilled	—	0.1	4.8	6.5

1 As reduced by outstanding borrowings and letters of credit and limited by financial covenants, if applicable.

Key Developments

Through the date of filing this Quarterly Report on Form 10-Q, the following general business developments and corporate actions had an impact on the financial reporting and disclosure of our results of operations, financial position and cash flows: (i) drilling results in the Eagle Ford Shale and other plays, (ii) continuing to shift the focus of our production from natural gas to oil and natural gas liquids, or NGLs, (iii) entering into a new five-year revolving credit facility, or the Revolver, (iv) completing an offering of common and preferred stock, (v) selling our Appalachian assets and related restructuring and exit activities and (iv) hedging a portion of our oil and natural gas production for the calendar years 2012 through 2014 to the levels permitted by the Revolver and our internal policies. We believe these actions will provide sufficient liquidity in 2013 so that we will be able to fund our capital programs.

Drilling Results and Future Development

During the nine months ended September 30, 2012, we drilled a total of 30 gross (23.0 net) wells, including 20 gross (16.7 net) development wells and five gross (4.7 net) exploratory wells in the Eagle Ford Shale and five gross (1.6 net) development wells in the Granite Wash.

During the third quarter of 2012, we drilled six (5.0 net) operated wells in the Eagle Ford Shale, all of which were successful. Since early August, we have completed eight (6.7 net) and acquired one (1.0 net) Eagle Ford Shale wells, bringing the total to 59 (49.1 net) producing wells, with one (0.9 net) well being completed and the 61st through 63rd wells being drilled. The average peak gross production rate per well for the 49 wells we completed with full-length laterals was 986 barrels of oil equivalent per day, or BOEPD. The initial 30-day average gross production rate for 45 of these 49 wells with a 30-day production history was 656 BOEPD. Our Eagle Ford Shale production was approximately 6,300 net BOEPD during the third quarter of 2012, with oil comprising approximately 84 percent, NGLs approximately nine percent and natural gas approximately seven percent. We have allocated approximately 90 percent of our capital expenditures during 2012 to activities in the Eagle Ford Shale.

Included in the totals presented above for the Eagle Ford Shale are four (3.8 net) exploratory wells and three (2.5 net) development wells in Lavaca County, Texas drilled under a joint exploration agreement with an industry partner that we entered into in December 2011. Under the terms of the agreement, we were required to commence drilling on six wells by September 1, 2012 to earn our entire interest in the acreage as well as carry our partner for its working interest share of the costs of the first three wells. We fulfilled this requirement during the third quarter. Depending upon the future participation elections made by our partners, our working interest in wells drilled in the AMI is expected to be at least 57 percent.

In October 2012, we acquired approximately 4,100 net acres in the Eagle Ford Shale in Gonzales and Lavaca Counties for approximately $10 million. Under existing joint venture agreements, other non-operated working interest owners are expected to acquire approximately 17 percent of the net acreage in Gonzales County and approximately 46 percent of the net acreage in Lavaca County, increasing our net Eagle Ford Shale acreage position by approximately 3,000 net acres to a total of approximately 30,000 net acres.

During the third quarter of 2012, we drilled four (1.1 net) non-operated wells in the Granite Wash; one (0.5 net) well was successful with final results not yet established on three (0.6 net) wells. We experienced operational problems while drilling our first horizontal Viola Lime well in Jefferson County, Oklahoma and, as a result, shortened the well's planned lateral length by approximately 3,000 feet. We concluded that the drilled lateral length of approximately 1,100 feet was sufficient to test the concept of the prospect and we stimulated the shortened lateral with a seven-stage acid frac. The production rate is less than 10 barrels of oil per day, on pump, which is much less than anticipated. The prospect is being re-evaluated with the possibility of drilling an additional well in 2013 or attempting a recompletion in an up-hole interval in the existing well. We have an acreage position of approximately 9,600 acres in this play.

Production Focus

Since 2011, we have allocated approximately 90 percent of our capital expenditures to explore and develop primarily oil and NGL-rich areas, primarily in the Eagle Ford Shale. Accordingly, we are continuing to transform our production profile away from natural gas to oil and NGLs. Approximately 52 percent of our total production on an equivalent basis during the quarter ended September 30, 2012 was attributable to oil and NGLs, an increase of approximately 19 percent over the prior year period. For the quarter ended September 30, 2012, approximately 84 percent of our product revenues were attributable to oil and NGLs, an increase of approximately 33 percent over the corresponding prior year period.

Completion of a New Credit Facility

In September 2012, we entered into the Revolver which replaced our previous revolving credit facility that was entered into in August 2011. The Revolver provides for a $300 million revolving commitment and an accordion feature to expand commitment amounts by up to an aggregate of $300 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver has an initial borrowing base of $300 million, which is $70 million higher than the borrowing base under our previous revolving credit facility. The applicable interest rate margin under the Revolver ranges from the London Interbank Offered Rate, or LIBOR, plus 1.50 percent to LIBOR plus 2.50 percent, depending upon the amount drawn at any given time. This rate is unchanged from our previous credit facility. The maximum leverage ratio (net debt divided by Adjusted EBITDAX, as defined in the Revolver) is 4.50 through December 31, 2013, 4.25 through June 30, 2014 and 4.00 through maturity in 2017. The borrowing base under the Revolver will be re-determined based on a semi-annual review of our total proved crude oil, NGL and natural gas reserves starting in the spring of 2013.

Common and Preferred Stock Offering

In October 2012, we completed a registered offering of 9.2 million shares of our common stock that provided approximately $44 million of net proceeds before issuance costs. Concurrently, we completed a registered offering of 1,150,000 depositary shares each representing 1/100th interest in a share of our 6% Series A Convertible Perpetual Preferred Stock, or 6% Preferred Stock, that provided approximately $111 million of net proceeds before issuance costs. The proceeds from the combined offerings were used to fully repay outstanding borrowings under our Revolver and for general corporate purposes.

Disposition of Appalachian Assets

On July 31, 2012, we sold all of our assets in the Appalachian region, with the exception of the Marcellus Shale, for $100 million, prior to deducting transaction costs and purchase and sale adjustments. Certain leases subject to the sale, representing approximately $4 million of value, are awaiting consent by the underlying property or mineral owners to be transferred. Such consents are expected to be obtained by the end of 2012. Through September 30, 2012, we received proceeds of $92.2 million, net of transaction costs and customary closing adjustments, and recognized a gain of $1.7 million in connection with the transaction. The sold assets included vertical and horizontal coalbed methane and vertical conventional properties, a gathering system and royalty interests. The sold assets had net production of approximately 20 million cubic feet of dry natural gas equivalent per day during June 2012, almost 100 percent of which was natural gas. As a result of the divestiture, our 2012 production will decrease by an estimated 2.9 Bcfe. Estimated proved reserves associated with the sold assets, as determined by our third party reserve engineer as of December 31, 2011, were approximately 106 Bcfe, of which 96 percent were proved developed. An impairment charge of $28.6 million was recognized in the second quarter of 2012 with respect to these assets.

During the quarter ended September 30, 2012, we recorded certain restructuring and exit costs in connection with the sale, including those attributable to the closing of our office in Canonsburg, Pennsylvania. Furthermore, we have contractual commitments for certain firm transportation capacity in the Appalachian region that expire in 2022 and, as a result of the recently completed sale, we no longer have production to satisfy these commitments. While we intend to sell our unused firm transportation in the future to the extent possible, we recorded a charge of $17.3 million representing the liability for estimated discounted future net cash outflows over the remaining term of the contract.

Commodity Hedging Activities

As of October 26, 2012, we have hedged the maximum volume of oil production as permitted under the terms of the Revolver for calendar years 2013 and 2014. For the remainder of 2012, we have hedged approximately 68 percent of our estimated oil production at weighted-average floor/swap and ceiling prices of between $100.80 and $102.55 per barrel. For 2013, we have approximately 31 to 48 percent of our estimated oil production hedged at weighted-average floor/swap and ceiling prices of between $97.66 and $102.43 per barrel. For 2014, we have approximately 15 to 24 percent of our estimated oil production hedged at a weighted-average floor/swap and ceiling prices of $100.20 and $100.44 per barrel. Our natural gas hedges represent approximately 24 percent of our estimated production for the balance of the year at a weighted-average swap price of $5.10 per MMBtu. For 2013, we have approximately 36 to 40 percent of our estimated natural gas production hedged at weighted-average floor/swap and ceiling prices of $3.68 and $4.21 per MMBtu.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table sets forth a summary of certain operating and financial performance for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Total production:
Natural gas (MMcf)	4,371	8,051	(3,680)	(46)%
Crude oil (MBbl)	573	427	146	34%
NGLs (MBbl)	202	222	(20)	(9)%
Total production (MMcfe)	9,024	11,947	(2,923)	(24)%
Realized prices, before derivatives:
Natural gas ($/Mcf)	$2.72	$4.24	$(1.52)	(36)%
Crude oil ($/Bbl)	99.45	87.04	12.41	14%
NGLs ($/Bbl)	32.96	48.00	(15.04)	(31)%
Total ($/Mcfe)	$8.37	$6.86	$1.51	22%
Revenues
Natural gas	$11,909	$34,171	$(22,262)	(65)%
Crude oil	56,995	37,147	19,848	53%
Natural gas liquids (NGLs)	6,671	10,676	(4,005)	(38)%
Total product revenues	75,575	81,994	(6,419)	(8)%
Gain on sales of property and equipment, net	1,573	71	1,502	NM
Other	551	1,288	(737)	(57)%
Total revenues	77,699	83,353	(5,654)	(7)%
Operating expenses
Lease operating	6,206	8,458	2,252	27%
Gathering, processing and transportation	3,127	2,952	(175)	(6)%
Production and ad valorem taxes	4,589	3,391	(1,198)	(35)%
General and administrative	11,634	12,635	1,001	8%
Exploration	9,265	19,303	10,038	52%
Depreciation, depletion and amortization	49,331	45,345	(3,986)	(9)%
Impairments	700	—	(700)	NM
Loss on firm transportation commitment	17,332	—	(17,332)	NM
Other	—	300	300	NM
Total operating expenses	102,184	92,384	(9,800)	(11)%
Operating loss	(24,485)	(9,031)	(15,454)	(171)%
Other income (expense)
Interest expense	(14,979)	(14,206)	(773)	(5)%
Loss on extinguishment of debt	(3,144)	(1,165)	(1,979)	NM
Derivatives	(12,271)	11,498	(23,769)	NM
Other	60	61	(1)	(2)%
Loss before income taxes	(54,819)	(12,843)	(41,976)	(327)%
Income tax benefit	22,208	6,125	16,083	263%
Net loss	$(32,611)	$(6,718)	$(25,893)	(385)%
NM - Not meaningful

 Production

The following tables set forth a summary of our total and daily production volumes by product and geographical region for the periods presented:

Natural gas	Three Months Ended September 30,		Favorable	Three Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas	1,674	2,154	(479)	18.2	23.4	(5.2)	(22)%
Appalachia	639	2,273	(1,633)	6.9	24.7	(17.8)	(72)%
Mid-Continent	833	2,090	(1,257)	9.1	22.7	(13.6)	(60)%
Mississippi	1,224	1,535	(311)	13.3	16.7	(3.4)	(20)%
	4,371	8,051	(3,681)	47.5	87.5	(40)	(46)%

Crude oil	Three Months Ended September 30,		Favorable	Three Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MBbl)			(MBbl per day)
Texas	502.9	323.7	179.2	5.47	3.52	1.95	55%
Appalachia	0.4	0.5	(0.1)	—	0.01	(0.01)	100%
Mid-Continent	66.3	98.4	(32.1)	0.72	1.07	(0.35)	(33)%
Mississippi	3.5	4.2	(0.7)	0.04	0.05	(0.01)	(20)%
	573.1	426.8	146.3	6.23	4.65	1.58	34%

NGLs	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MBbl)			(MBbl per day)
Texas	118.8	135.3	(16.5)	1.29	1.47	(0.18)	(12)%
Appalachia	0.2	0.2	—	—	—	—	NM
Mid-Continent	83.4	86.9	(3.5)	0.91	0.94	(0.03)	(3)%
	202.4	222.4	(20.0)	2.20	2.41	(0.21)	(9)%

Combined	Three Months Ended September 30,		Favorable	Three Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MMcfe)			(MMcfe per day)
Texas	5,405	4,908	497	58.7	53.3	5.4	10%
Appalachia	643	2,277	(1,634)	7.0	24.7	(17.7)	(72)%
Mid-Continent	1,731	3,201	(1,470)	18.8	34.8	(16)	(46)%
Mississippi	1,245	1,560	(315)	13.5	17.0	(3.5)	(21)%
	9,024	11,947	(2,922)	98.0	129.8	(31.8)	(24)%
Certain results in the tables above may not calculate due to rounding.

The decline in total production during the quarter ended September 30, 2012 compared to the corresponding quarter of 2011 was due primarily to the lack of any significant natural gas drilling since mid-2010 and associated natural production declines as well as the effect of the sale of our Appalachian properties in July 2012 and Arkoma Basin properties in August 2011. The effect of the sale of the Appalachian properties was approximately 1.5 Bcfe while the effect of the Arkoma Basin properties was 0.4 Bcfe during the quarter. The natural declines in production were partially offset by an increase in oil and NGL production attributable to our drilling activity in the Eagle Ford Shale. Approximately 52% of total production on an equivalent basis in the quarter ended September 30, 2012 was attributable to oil and NGLs, a 19% increase over the prior year quarter. The shift in production mix reflects our focus on oil and NGL-rich plays in the Eagle Ford Shale in South Texas and the Mid-Continent region. During the quarter ended September 30, 2012, our Eagle Ford Shale production of 3.5 Bcfe represented 39% of our total production. We had approximately 2.1 Bcfe of production from this play during the corresponding 2011 quarter.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per unit of volume by product and geographical region for the periods presented:

Natural gas	Three Months Ended September 30,		Favorable	Three Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Mcf)
Texas	$3,386	$8,284	$(4,898)	$2.02	$3.85	$(1.83)
Appalachia	1,831	9,478	(7,647)	2.86	4.17	(1.31)
Mid-Continent	3,109	9,726	(6,617)	3.73	4.65	(0.92)
Mississippi	3,583	6,683	(3,100)	2.93	4.35	(1.42)
	$11,909	$34,171	$(22,262)	$2.72	$4.24	$(1.52)

Crude oil	Three Months Ended September 30,		Favorable	Three Months Ended June 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Bbl)
Texas	$50,498	$28,215	$22,283	$100.41	$87.16	$13.25
Appalachia	34	29	5	85.00	58.00	27.00
Mid-Continent	6,104	8,481	(2,377)	92.07	86.19	5.88
Mississippi	359	422	(63)	102.57	100.48	2.09
	$56,995	$37,147	$19,848	$99.45	$87.04	$12.41

NGLs	Three Months Ended September 30,		Favorable	Three Months Ended June 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Bbl)
Texas	$3,838	$6,881	$(3,043)	$32.31	$50.86	$(18.55)
Appalachia	10	10	—	50.00	50.00	—
Mid-Continent	2,823	3,785	(962)	33.85	43.56	(9.71)
	$6,671	$10,676	$(4,005)	$32.96	$48.00	$(15.04)

Combined	Three Months Ended September 30,		Favorable	Three Months Ended June 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Mcfe)
Texas	$57,722	$43,380	$14,342	$10.68	$8.84	$1.84
Appalachia	1,875	9,517	(7,642)	2.92	4.18	(1.26)
Mid-Continent	12,036	21,992	(9,956)	6.95	6.87	0.08
Mississippi	3,942	7,105	(3,163)	3.17	4.55	(1.38)
	$75,575	$81,994	$(6,419)	$8.37	$6.86	$1.51

As illustrated below, oil production volume coupled with improved oil prices were the significant factors for increasing revenues. The increase was partially offset by lower natural gas and NGL production volumes and prices. Included in the price variance for natural gas was approximately $0.7 million of favorable adjustments attributable to the change in prices associated with gas imbalances due to us from partners in our Mid-Continent region. In addition, the sale of our Appalachian assets resulted in a reduction to total revenues of $5.8 million during the three month period. The following table provides an analysis of the change in our revenues for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Revenue Variance Due to
	Volume	Price	Total
Natural gas	$(15,621)	$(6,641)	$(22,262)
Crude oil	12,732	7,116	19,848
NGLs	(956)	(3,049)	(4,005)
	$(3,845)	$(2,574)	$(6,419)

Effects of Derivatives

Our oil and gas revenues may change significantly from period to period as a result of changes in commodity prices. As part of our risk management strategy, we use derivative instruments to hedge oil and gas prices. During the three months ended September 30, 2012 and 2011, we received $9.2 million and $5.6 million in net cash settlements from oil and gas derivatives.

The following table reconciles natural gas and crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Natural gas revenues as reported	$11,909	$34,171	$(22,262)	(65)%
Cash settlements on natural gas derivatives, net	4,604	5,075	(471)	(9)%
Natural gas revenues adjusted for derivatives	$16,513	$39,246	$(22,733)	(58)%
Natural gas prices per Mcf, as reported	$2.72	$4.24	$(1.52)	(36)%
Cash settlements on natural gas derivatives per Mcf	1.05	0.63	0.42	67%
Natural gas prices per Mcf adjusted for derivatives	$3.77	$4.87	$(1.10)	(23)%
Crude oil revenues as reported	$56,995	$37,147	$19,848	53%
Cash settlements on crude oil derivatives, net	4,633	532	4,101	(771)%
Crude oil revenues adjusted for derivatives	$61,628	$37,679	$23,949	64%
Crude oil prices per Bbl, as reported	$99.45	$87.04	$12.41	14%
Cash settlements on crude oil derivatives per Bbl	8.08	1.25	6.83	(546)%
Crude oil prices per Bbl adjusted for derivatives	$107.53	$88.29	$19.24	22%

Gain on Sales of Property and Equipment

We recognized a gain of $1.7 million on the sale of our Appalachian assets during the quarter ended September 30, 2012. In addition, we recognized several individually insignificant gains and losses on the sale of property, equipment, tubular inventory and well materials during both the 2012 and 2011 periods.

Other Income

Other income decreased during the quarter ended September 30, 2012 due primarily to a $1.3 million settlement received in the prior year period from a partner attributable to oil and gas properties that we previously held in the Appalachian region.

Operating Expenses

As discussed below, we experienced an absolute decrease in several operating expenses. Certain expenses increased on a unit of production basis, however, as a result of the sale of our Appalachian properties as well as declining natural gas production.

The following table summarizes certain of our operating expenses per Mcfe for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Lease operating	$0.69	$0.71	$0.02	3%
Gathering, processing and transportation	0.35	0.25	(0.10)	(40)%
Production and ad valorem taxes	0.51	0.28	(0.23)	(82)%
General and administrative excluding share-based compensation and restructuring charges	0.97	0.78	(0.19)	(24)%
General and administrative	1.29	1.06	(0.23)	(22)%
Depreciation, depletion and amortization	5.47	3.80	(1.67)	(44)%

Lease Operating

Lease operating expense decreased on an absolute basis and unit of production basis during the 2012 period due to lower repair and maintenance expenses and lower compression and water disposal costs. Certain expense decreases were also attributable to the sale of our Appalachian properties in July 2012 and our Arkoma Basin properties in August 2011. Cost decreases were partially offset by higher chemical treatment and environmental compliance costs attributable to our significantly expanded oil drilling program.

Gathering, Processing and Transportation

Gathering, processing and transportation charges increased during the 2012 period, despite lower overall production volumes, due primarily to higher processing costs associated with NGLs in the 2012 period.

Production and Ad Valorem Taxes

Production and ad valorem taxes were higher during the 2012 period, due primarily to a property tax recovery of $1.2 million attributable to wells in West Virginia during the 2011 period. The effect of this increase was partially offset by lower natural gas volumes and prices in the 2012 period as compared to the 2011 period.

General and Administrative

The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Recurring general and administrative expenses	$8,756	$9,262	$506	5%
Share-based compensation (liability-classified)	165	—	(165)	NM
Share-based compensation (equity-classified)	1,282	1,820	538	30%
Restructuring expenses	1,431	1,553	122	8%
	$11,634	$12,635	$1,001	8%

Recurring general and administrative expenses decreased due to reduced headcount and lower support costs primarily attributable to restructuring actions taken during 2012 in connection with the sale of our Appalachian properties as well restructuring actions taken during 2011 related to the sale of our Arkoma Basin properties. Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, issued in 2012, which are payable in cash upon achievement of certain market-based performance metrics. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, decreased during the 2012 period due primarily to a lower number of awards granted. Restructuring expenses for both the 2012 and 2011 periods include termination benefits and office relocation costs. The 2012 charge also includes a provision for lease costs associated with our Canonsburg, Pennsylvania office.

 Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Unproved leasehold amortization	$8,310	$11,036	$2,726	25%
Dry hole costs	—	340	340	100%
Geological and geophysical costs	83	2,899	2,816	97%
Drilling rig charges	—	4,778	4,778	100%
Other, primarily delay rentals	872	250	(622)	(249)%
	$9,265	$19,303	$10,038	52%

Unproved leasehold amortization declined during the 2012 period as certain properties, primarily in the Eagle Ford Shale, were transferred to proved in the second half of 2011 and the first nine months of 2012. In addition, geological and geophysical costs decreased during the 2012 period because our efforts in that period were concentrated in the Eagle Ford Shale whereas in the prior year period we conducted exploratory prospect activities in multiple areas. The 2011 period also includes rig-related charges we incurred in connection with the suspension of our exploratory drilling program in the Marcellus Shale.

Depreciation, Depletion and Amortization (DD&A)

The following tables set forth the components of DD&A and the nature of the variances for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Depletion	$48,612	$44,146	$(4,466)	(10)%
Depreciation	642	1,094	452	41%
Amortization	77	105	28	27%
	$49,331	$45,345	$(3,986)	(9)%

	DD&A Variance Due to
	Production	Rates	Total
Three months ended September 30, 2012 compared to 2011	$11,092	$(15,078)	$(3,986)

The effect of lower overall production volume on DD&A was more than offset by higher depletion rates associated with oil and NGL production. Our average depletion rate increased to $5.39 per Mcfe for the 2012 period from $3.70 per Mcfe for the 2011 period due primarily to higher capitalized finding and development costs attributable to our oil wells in the Eagle Ford Shale and to a lesser extent negative reserve revisions of our natural gas assets.

Impairments

The following table summarizes the impairments recorded for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2,012	2,011	(Unfavorable)	% Change
Oil and gas properties	$—	$—	$—	NM
Other	700	—	(700)	NM
	$700	$—	$(700)	NM

In September 2012, we recognized an impairment of certain tubular inventory and well materials triggered primarily by declines in asset quality.

Loss on Firm Transportation Commitment

We have contractual commitments for certain firm transportation capacity in the Appalachian region that expire in 2022 and, as a result of the recently completed sale of our Appalachian assets, we no longer have production to satisfy these commitments. Accordingly, we recorded a charge of $17.3 million during the third quarter of 2012 representing the liability for estimated discounted future net cash outflows over the remaining term of the contract.

Other

During the 2011 period, we recorded a $0.3 million reserve for litigation attributable to properties that were previously sold.

Interest Expense

The following table summarizes the components of our total interest expense for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Interest on borrowings and related fees	$14,155	$13,581	$(574)	(4)%
Accretion of original issue discount	351	315	(36)	(11)%
Amortization of debt issuance costs	707	747	40	5%
Capitalized interest	(234)	(437)	(203)	(46)%
	$14,979	$14,206	$(773)	(5)%

The issuance of the 7.25% Senior Notes due 2019, or 2019 Senior Notes, and borrowings under the Revolver, offset by the repurchase of approximately 98% of the 4.50% Convertible Senior Subordinated Notes due 2012, or Convertible Notes, with an effective interest rate of 8.5%, resulted in an approximate $128 million higher weighted-average balance of debt outstanding during the 2012 period compared to the 2011 period. Accordingly, interest expense increased due to a higher average outstanding principal balance despite lower effective interest rates attributable to the 2019 Senior Notes and Revolver.

Loss on Extinguishment of Debt

When we entered into the Revolver in September 2012, we expensed issuance costs of $3.2 million attributable to our previous revolving credit facility. During the prior year period, we recognized $1.2 million attributable to the issuance of our previous revolving credit facility and a change in the composition of the bank syndicate.

Derivatives

The following table summarizes the components of our derivative income for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Oil and gas derivative unrealized (loss) gain	$(21,509)	$5,686	$(27,195)	(478)%
Oil and gas derivative realized gain	9,238	5,607	3,631	65%
Interest rate swap unrealized loss	—	(2,715)	2,715	NM
Interest rate swap realized gain	—	2,920	(2,920)	(100)%
	$(12,271)	$11,498	$(23,769)	(207)%

We received cash settlements of $9.2 million during the quarter ended September 30, 2012 and $8.5 million during the comparable period in 2011. The amount received during the 2011 period includes $2.9 million attributable to the termination of an interest rate swap. The significant increase in the unrealized loss on commodity derivatives was due primarily to oil prices increasing above our hedged prices.

Other Income

Other income during the third quarter of 2012 was essentially unchanged as compared to the 2011 period.

Income Tax Benefit

The effective tax benefit rate for the three months ended September 30, 2012 was 40.5% compared to 47.7% for the 2011 period. The income tax benefit for the quarter ended September 30, 2012 includes $2.2 million attributable to a change in the effective state income tax rate due primarily to changes in the number of states in which we will have taxable operations subsequent to the sale of our Appalachian properties.

Results of Operations

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth a summary of certain operating and financial performance for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Total production:
Natural gas (MMcf)	16,524	26,646	(10,122)	(38)%
Crude oil (MBbl)	1,693	833	860	103%
NGLs (MBbl)	645	695	(50)	(7)%
Total production (MMcfe)	30,551	35,817	(5,266)	(15)%
Realized prices, before derivatives:
Natural gas ($/Mcf)	$2.25	$4.27	$(2.02)	(47)%
Crude oil ($/Bbl)	102.82	90.33	12.49	14%
NGLs ($/Bbl)	36.14	48.56	(12.42)	(26)%
Total ($/Mcfe)	$7.68	$6.22	$1.46	23%
Revenues
Natural gas	$37,098	$113,660	(76,562)	(67)%
Crude oil	174,100	75,278	98,822	131%
Natural gas liquids (NGLs)	23,298	33,758	(10,460)	(31)%
Total product revenues	234,496	222,696	11,800	5%
Gain on sales of property and equipment, net	2,407	523	1,884	360%
Other	2,052	2,335	(283)	(12)%
Total revenues	238,955	225,554	13,401	6%
Operating expenses
Lease operating	24,613	29,522	4,909	17%
Gathering, processing and transportation	11,672	11,261	(411)	(4)%
Production and ad valorem taxes	7,915	11,289	3,374	30%
General and administrative	35,522	38,941	3,419	9%
Exploration	26,647	68,219	41,572	61%
Depreciation, depletion and amortization	151,888	113,224	(38,664)	(34)%
Impairments	29,316	71,071	41,755	59%
Loss on firm transportation commitment	17,332	—	(17,332)	NM
Other	—	300	300	NM
Total operating expenses	304,905	343,827	38,922	11%
Operating loss	(65,950)	(118,273)	52,323	44%
Other income (expense)
Interest expense	(44,837)	(41,833)	(3,004)	(7)%
Loss on extinguishment of debt	(3,144)	(25,403)	22,259	NM
Derivatives	31,250	19,827	11,423	NM
Other	89	334	(245)	(73)%
Loss before income taxes	(82,592)	(165,348)	82,756	50%
Income tax benefit	32,444	60,372	(27,928)	(46)%
Net loss	$(50,148)	$(104,976)	$54,828	52%
NM - Not meaningful

Production

The following tables set forth a summary of our total and daily production volumes by product and geographical region for the periods presented:

Natural gas	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas	5,294	7,707	(2,413)	19.3	28.2	(8.9)	(32)%
Appalachia	4,654	6,888	(2,235)	17.0	25.2	(8.2)	(33)%
Mid-Continent	2,782	7,022	(4,240)	10.2	25.7	(15.5)	(60)%
Mississippi	3,794	5,029	(1,235)	13.8	18.4	(4.6)	(25)%
	16,524	26,646	(10,122)	60.3	97.5	(37.2)	(38)%

Crude oil	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MBbl)			(MBbl per day)
Texas	1,500.5	500.8	999.6	5.48	1.83	3.65	199%
Appalachia	0.9	0.3	0.7	—	—	—	NM
Mid-Continent	180.5	317.4	(136.9)	0.66	1.16	(0.50)	(43)%
Mississippi	11.3	14.8	(3.5)	0.04	0.05	(0.01)	(20)%
	1,693.2	833.3	859.9	6.18	3.04	3.14	103%

NGLs	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MBbl)			(MBbl per day)
Texas	343.3	374.3	(31.0)	1.25	1.37	(0.12)	(9)%
Appalachia	0.6	0.3	0.3	—	—	—	NM
Mid-Continent	300.8	320.6	(19.8)	1.10	1.17	(0.07)	(6)%
	644.7	695.2	(50.5)	2.35	2.54	(0.19)	(7)%

Combined	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MMcfe)			(MMcfe per day)
Texas	16,357	12,958	3,399	59.7	47.5	12.2	26%
Appalachia	4,663	6,892	(2,229)	17.0	25.2	(8.2)	(33)%
Mid-Continent	5,670	10,850	(5,180)	20.7	39.7	(19.0)	(48)%
Mississippi	3,862	5,117	(1,256)	14.1	18.7	(4.6)	(25)%
	30,551	35,817	(5,266)	111.5	131.1	(19.6)	(15)%
Certain results in the tables above may not calculate due to rounding.

The decline in total production during the nine months ended September 30, 2012 compared to the corresponding period of 2011 was due primarily to the lack of any significant natural gas drilling since mid-2010 and associated natural production declines as well as the effect of the sale of our Appalachian properties in July 2012 and Arkoma Basin properties in August 2011. The effect of the sale of the Appalachian properties was approximately 1.5 Bcfe and the Arkoma Basin properties was approximately 2.0 Bcfe during the nine month period. The natural declines in production were partially offset by an increase in oil and NGL production attributable to our drilling activity in the Eagle Ford Shale. Approximately 46% of total production on an equivalent basis in the nine months ended September 30, 2012 was attributable to oil and NGLs, a 53% increase over the prior year period. The shift in production mix reflects our focus on emerging oil and NGL-rich plays in the Eagle Ford Shale in South Texas and the Mid-Continent region. During the nine months ended September 30, 2012, our Eagle Ford Shale production of 10.2 Bcfe represented 33% of our total production. We had approximately 2.7 Bcfe of production from this play during the comparable period in 2011.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per unit of volume by product and geographical region for the periods presented:

Natural gas	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Mcf)
Texas	$10,873	$32,048	$(21,175)	$2.05	$4.16	$(2.11)
Appalachia	11,216	29,066	(17,850)	2.41	4.22	(1.81)
Mid-Continent	4,844	30,640	(25,796)	1.74	4.36	(2.62)
Mississippi	10,165	21,906	(11,741)	2.68	4.36	(1.68)
	$37,098	$113,660	$(76,562)	$2.25	$4.27	$(2.02)

Crude oil	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Bbl)
Texas	$156,093	$44,859	$111,234	$104.03	$89.57	$14.46
Appalachia	83	21	62	91.81	83.00	8.81
Mid-Continent	16,732	28,911	(12,179)	92.68	91.08	1.60
Mississippi	1,192	1,487	(295)	105.17	100.35	4.82
	$174,100	$75,278	$98,822	$102.82	$90.33	$12.49

NGLs	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)

Texas	$12,418	$18,399	$(5,981)	$36.17	$49.15	$(12.98)
Appalachia	31	19	12	50.74	54.76	(4.02)
Mid-Continent	10,849	15,340	(4,491)	36.07	47.85	(11.78)
	$23,298	$33,758	$(10,460)	$36.14	$48.56	$(12.42)

Combined	Nine Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)

Texas	$179,384	$95,306	$84,078	$10.97	$7.35	$3.62
Appalachia	11,330	29,106	(17,776)	2.43	4.22	(1.79)
Mid-Continent	32,425	74,891	(42,466)	5.72	6.90	(1.18)
Mississippi	11,357	23,393	(12,036)	2.94	4.57	(1.63)
	$234,496	$222,696	$11,800	$7.68	$6.22	$1.46

As illustrated below, oil production volume coupled with improved oil prices were the significant factors for increasing revenues. The increase was partially offset by lower natural gas and NGL production volumes and prices. Included in the price variance for natural gas was approximately $1.6 million of unfavorable adjustments attributable to the change in prices associated with gas imbalances due to us from partners in our Mid-Continent region. In addition, the sale of our Appalachian assets resulted in a reduction to total revenues of $5.8 million during the nine month period. The following table provides an analysis of the change in our revenues for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Revenue Variance Due to
	Volume	Price	Total
Natural gas	$(43,176)	$(33,386)	$(76,562)
Crude oil	77,678	21,144	98,822
NGLs	(2,454)	(8,006)	(10,460)
	$32,048	$(20,248)	$11,800

Effects of Derivatives

Our oil and gas revenues may change significantly from period to period as a result of changes in commodity prices. As part of our risk management strategy, we use derivative instruments to hedge oil and gas prices. During the nine months ended September 30, 2012 and 2011, we received $22.8 million and $16.5 million in net cash settlements from oil and gas derivatives.

The following table reconciles natural gas and crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Natural gas revenues as reported	$37,098	$113,660	$(76,562)	(67)%
Cash settlements on natural gas derivatives, net	18,322	16,305	2,017	12%
Natural gas revenues adjusted for derivatives	$55,420	$129,965	$(74,545)	(57)%
Natural gas prices per Mcf, as reported	$2.25	$4.27	$(2.02)	(47)%
Cash settlements on natural gas derivatives per Mcf	1.11	0.61	0.50	82%
Natural gas prices per Mcf adjusted for derivatives	$3.36	$4.88	$(1.52)	(31)%
Crude oil revenues as reported	$174,100	$75,278	$98,822	131%
Cash settlements on crude oil derivatives, net	4,461	179	4,282	(2,392)%
Crude oil revenues adjusted for derivatives	$178,561	$75,457	$103,104	137%
Crude oil prices per Bbl, as reported	$102.82	$90.33	$12.49	14%
Cash settlements on crude oil derivatives per Bbl	2.63	0.21	2.42	(1,152)%
Crude oil prices per Bbl adjusted for derivatives	$105.45	$90.54	$14.91	16%

Gain on Sales of Property and Equipment

In July 2012, we recognized a gain of $1.7 million on the sale of our Appalachian assets. In January 2012, we recognized a gain of $0.6 million on the sale of our remaining undeveloped acreage in Butler and Armstrong counties in Pennsylvania. In addition, we recognized several individually insignificant gains and losses on the sale of property, equipment, tubular inventory and well materials during both the 2012 and 2011 periods.

Other Income

Other income decreased during the nine months ended September 30, 2012 due primarily to a $1.3 million settlement received in the prior year period from a partner attributable to oil and gas properties that we previously held in the Appalachian region partially offset by higher gathering, transportation and compression fees.

Operating Expenses

As discussed below, we experienced an absolute decrease in several operating expenses. Certain expenses increased on a unit of production basis, however, as a result of the sale of our Appalachian properties as well as declining natural gas production.

The following table summarizes certain of our operating expenses per Mcfe for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Lease operating	$0.81	$0.82	$0.01	1%
Gathering, processing and transportation	0.38	0.31	(0.07)	(23)%
Production and ad valorem taxes	0.26	0.32	0.06	19%
General and administrative excluding share-based compensation and restructuring charges	0.96	0.88	(0.08)	(9)%
General and administrative	1.16	1.09	(0.07)	(6)%
Depreciation, depletion and amortization	4.97	3.16	(1.81)	(57)%

Lease Operating

Lease operating expense decreased on an absolute and unit of production basis during the 2012 period due to lower repair and maintenance expenses and lower compression costs. Certain expense decreases were also attributable to the sale of our Appalachian properties in July 2012 and Arkoma Basin properties in August 2011. Cost decreases were partially offset by higher field contracting, well tending, chemical treatment and environmental compliance costs attributable to our significantly expanded oil drilling program.

Gathering, Processing and Transportation

Gathering, processing and transportation charges increased slightly during the 2012 period, despite lower overall product volume, due primarily to higher processing costs associated with NGLs and a higher amount of unrecovered firm transportation costs in the Appalachian region in 2012 for periods prior to the sale.

Production and Ad Valorem Taxes

Production and ad valorem taxes decreased during the 2012 period due primarily to Oklahoma severance tax rebates of $2.8 million attributable to horizontal and ultra-deep wells for the period of July 1, 2009 through June 30, 2011. Rebates were also recognized for certain Texas wells. Production taxes also decreased due to the Appalachian asset sale as well as lower overall natural gas volumes and prices in the 2012 period as compared to the 2011 period. The decrease in the 2012 period was partially offset by the effect of a property tax recovery in the 2011 period attributable to wells located in West Virginia. As a percentage of product revenue, production and ad valorem taxes decreased to 3.3% during the 2012 period from 5.1% during the 2011 period.

General and Administrative

The following table sets forth the components of general and administrative expenses for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Recurring general and administrative expenses	$29,216	$31,689	$2,473	8%
Share-based compensation (liability-classified)	790	—	(790)	NM
Share-based compensation (equity-classified)	4,233	5,629	1,396	25%
Restructuring expenses	1,283	1,623	340	21%
	$35,522	$38,941	$3,419	9%

Recurring general and administrative expenses decreased due to reduced headcount and lower support costs primarily attributable to restructuring actions taken during 2012 in connection with the sale of our Appalachian properties as well restructuring actions taken during 2011 related to the sale of our Arkoma Basin properties. Liability-classified share-based compensation is attributable to our PBRSUs issued in 2012, which are payable in cash upon achievement of certain market-

based performance metrics. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, decreased during the 2012 period due primarily to a lower number of awards granted. Restructuring expenses for both the 2012 and 2011 periods include termination benefits and office relocation costs. The 2012 charge includes a provision for lease costs associated with our Canonsburg, Pennsylvania office as well as an adjustment to the lease obligation for our former Tulsa, Oklahoma office due to a change in estimated sub-lease rental income.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Unproved leasehold amortization	$24,765	$33,593	$8,828	26%
Dry hole costs	—	18,864	18,864	100%
Geological and geophysical costs	441	9,036	8,595	95%
Drilling rig charges	—	4,778	4,778	100%
Other, primarily delay rentals	1,441	1,948	507	26%
	$26,647	$68,219	$41,572	61%

Unproved leasehold amortization declined during the 2012 period as certain properties in the Eagle Ford and Marcellus Shales were transferred to proved in the second half of 2011 and the first half of 2012. The prior year period included dry hole costs attributable to certain unsuccessful wells in the Mid-Continent region. In addition, geological and geophysical costs decreased during the 2012 period because our efforts in that period were concentrated in the Eagle Ford Shale whereas in the prior year period we conducted exploratory prospect activities in multiple areas. The 2011 period also includes rig-related charges we incurred in connection with the suspension of our exploratory drilling program in the Marcellus Shale.

Depreciation, Depletion and Amortization (DD&A)

The following tables set forth the components of DD&A and the nature of the variances for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Depletion	$148,585	$109,195	$(39,390)	(36)%
Depreciation	2,997	3,662	665	18%
Amortization	306	367	61	17%
	$151,888	$113,224	$(38,664)	(34)%

	DD&A Variance Due to
	Production	Rates	Total
Nine months ended September 30, 2012 compared to 2011	$16,645	$(55,309)	$(38,664)

The effect of lower overall production volumes on DD&A was more than offset by higher depletion rates associated with oil and NGL production. Our average depletion rate increased to $4.86 per Mcfe for the 2012 period from $3.05 per Mcfe for the 2011 period due primarily to higher capitalized finding and development costs attributable to our oil wells in the Eagle Ford Shale and to a lesser extent negative reserve revisions of our natural gas assets.

Impairments

The following table summarizes the impairments recorded for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Oil and gas properties	$28,481	$71,071	$42,590	60%
Other	835	—	(835)	NM
	$29,316	$71,071	$41,755	59%

In September 2012, we recognized an impairment of certain tubular inventory and well materials triggered primarily by declines in asset quality. In June 2012, we recognized an impairment of our Appalachian assets triggered by the expected disposition of these properties in the third quarter of 2012. In 2011, we recognized an impairment of our Arkoma Basin assets triggered by the expected disposition of these natural gas properties in the third quarter of 2011.

Loss on Firm Transportation Commitment

We have contractual commitments for certain firm transportation capacity in the Appalachian region that expire in 2022 and, as a result of the recently completed sale of our Appalachian assets, we no longer have production to satisfy these commitments. Accordingly, we recorded a charge of $17.3 million during the third quarter of 2012 representing the liability for estimated discounted future net cash outflows over the remaining term of the contract.

Other

During the 2011 period, we recorded a $0.3 million reserve for litigation attributable to properties that were previously sold.

Interest Expense

The following table summarizes the components of our total interest expense for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2012	2011	(Unfavorable)	% Change
Interest on borrowings and related fees	$42,461	$37,448	$(5,013)	(13)%
Accretion of original issue discount	1,025	3,103	2,078	67%
Amortization of debt issuance costs	2,083	2,709	626	23%
Capitalized interest	(732)	(1,427)	(695)	(49)%
	$44,837	$41,833	$(3,004)	(7)%

The issuance of the 2019 Senior Notes and borrowings under the Revolver, offset by the repurchase of approximately 98% of the Convertible Notes with an effective interest rate of 8.5%, resulted in an approximate $184 million higher weighted-average balance of debt outstanding during the 2012 period compared to the 2011 period. Accordingly, interest expense increased due to a higher average outstanding principal balance despite lower effective interest rates attributable to the 2019 Senior Notes and Revolver.

Loss on Extinguishment of Debt

When we entered into the Revolver in September 2012, we expensed issuance costs of $3.2 million attributable to our previous revolving credit facility. During the prior year period, we recognized $1.2 million attributable to the issuance of our previous revolving credit facility and a change in the composition of the bank syndicate. The repurchase in April 2011 of approximately 98% of the outstanding Convertible Notes resulted in a loss on extinguishment of debt of $24.2 million. The loss was comprised of the excess of cash paid for the liability component over the carrying value, plus the write-off of a pro rata share of debt issuance costs and incremental fees paid in cash.

Derivatives

The following table summarizes the components of our derivative income for the periods presented:

	Nine Months Ended
	September 30, 2012		Favorable
	2012	2011	(Unfavorable)	% Change
Oil and gas derivative unrealized gain (loss)	$7,061	$2,114	$4,947	234%
Oil and gas derivative realized gain	22,783	16,484	6,299	38%
Interest rate swap unrealized gain	—	(2,589)	2,589	NM
Interest rate swap realized gain	1,406	3,818	(2,412)	(63)%
	$31,250	$19,827	$11,423	58%

We received cash settlements of $24.2 million during the nine months ended September 30, 2012 and $20.3 million during the comparable period in 2011. The cash settlements in the 2012 and 2011 periods included $1.2 million and $2.9 million attributable to the termination of our interest rate swap agreements during those periods. The increase in the unrealized gain on commodity derivatives was due primarily to oil and natural gas prices declining below our hedged prices.

Other

Other income decreased during the 2012 period due primarily to lower interest income earned on average cash balances.

Income Tax Benefit

The effective tax rate for the nine months ended September 30, 2012 was 39.3% compared to 36.5% for the 2011 period. The income tax benefit for the nine months ended September 30, 2012 includes $2.2 million attributable to a change in the effective state income tax rate due primarily to changes in the composition of states in which we will have taxable operations subsequent to the sale of our Appalachian properties.

Liquidity and Capital Resources

Sources of Liquidity

We are currently meeting our cash requirements with a combination of operating cash flows and cash on hand. We have no debt maturities until 2016. Our business strategy requires capital expenditures in excess of our operating cash flows for the remainder of 2012 and 2013. Subject to the variability of commodity prices that impact our operating cash flows, anticipated timing of our capital projects and unanticipated expenditures such as acquisitions, we plan to fund our capital program for the remainder of 2012 and 2013 with operating cash flows, cash on hand and borrowings under the Revolver.

We used the proceeds from the sale of our Appalachian properties as well as a recently received federal income tax refund to pay down a substantial portion of borrowings outstanding under our previous revolving credit facility. In October 2012, we used the proceeds from our combined common and preferred stock offerings to pay down the remaining balance under the Revolver. In addition, we recently discontinued our common stock dividend, which improved our liquidity by increasing available cash flows by approximately $10 million per year. As of October 26, 2012, we have the entire $300 million commitment of the Revolver, excluding $1.6 million of outstanding letters of credit, available to us as well as approximately $50 million of cash on hand. In view of our recent actions, we believe that we will have sufficient liquidity in 2013 to fund our capital programs.

In September 2012, we entered into the Revolver which replaced our previous revolving credit facility that was entered into in August 2011. The Revolver provides for a $300 million revolving commitment, including a $20 million sublimit for the issuance of letters of credit. The Revolver has an accordion feature that allows us to increase the commitment by up to an aggregate of $300 million upon receiving additional commitments from one or more lenders. The Revolver is governed by a borrowing base calculation, and availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The initial borrowing base under the Revolver is $300 million and will be re-determined based on a semi-annual review of our total proved oil, NGL and natural gas reserves starting in the spring of 2013. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. As of October 26, 2012, we had no outstanding borrowings under the Revolver and outstanding letters of credit were $1.6 million.

The following table summarizes our borrowing activity under the Revolver and our previous revolving credit facility during the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three Months Ended September 30, 2012	$128,424	$190,000	2.1919%
Nine Months Ended September 30, 2012	$131,303	$190,000	2.1296%

Our revenues are subject to significant volatility as a result of changes in commodity prices. Accordingly, we actively manage the exposure of our operating cash flows to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production typically through the use of collar, swap and swaption contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices and our operating strategy. During the nine months ended September 30, 2012, our commodity derivatives portfolio provided $4.5 million of cash inflows related to lower than anticipated prices received for our oil production and $18.3 million of cash inflows attributable to lower than anticipated prices received for our natural gas production.

For the remainder of 2012, we have hedged approximately 68 percent of our estimated crude oil production, at a weighted average floor/swap and ceiling prices of between $100.80 and $102.55 per barrel. In addition, we have hedged approximately 24 percent of our estimated natural gas production for the remainder of 2012, at weighted average swap price of $5.10 per MMBtu .

Cash Flows

The following table summarizes our statements of cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2012	2011	Variance
Cash flows from operating activities	$190,214	$103,164	$87,050
Cash flows from investing activities
Capital expenditures - property and equipment	(257,194)	(318,274)	61,080
Proceeds from sales of property and equipment and other, net	93,456	31,177	62,279
Net cash used in investing activities	(163,738)	(287,097)	123,359
Cash flows from financing activities
Dividends paid	(5,176)	(7,736)	2,560
Proceeds from revolving credit facility borrowings, net	(22,000)	15,000	(37,000)
Proceeds from issuance of senior notes	—	300,000	(300,000)
Repurchase of Convertible Notes	—	(232,963)	232,963
Debt issuance costs paid	(1,779)	(8,850)	7,071
Other, net	—	1,148	(1,148)
Net cash (used in) provided by financing activities	(28,955)	66,599	(95,554)
Net decrease in cash and cash equivalents	$(2,479)	$(117,334)	$114,855

Cash Flows From Operating Activities

The following table summarizes the most significant variances in our cash flows from operating activities:

Cash flows from operating activities for the nine months ended September 30, 2011	$103,164
Variances due to:
Effect of higher operating margins, net of working capital changes	57,004
Higher income tax refunds received in 2012	33,007
Higher settlements from commodity derivatives portfolio	6,299
Transaction costs paid in connection with extinguishment of debt in 2011	2,433
Higher interest payments, net of interest rate swap settlements	(10,577)
Higher restructuring and exit cost payments in 2012	(1,116)
Cash flows from operating activities for the nine months ended September 30, 2012	$190,214

Due primarily to the realization of higher net margins on our expanding crude oil production as well as the receipt of a federal income tax refund, our cash flows from operating activities improved significantly during the 2012 period as compared to the 2011 period. During the 2012 period, we realized higher settlements from our commodity derivatives portfolio as compared to the 2011 period, due primarily to lower natural gas prices partially offset by a lower overall hedged production volume. We paid higher amounts for interest during the 2012 period due to higher average outstanding debt balances. In addition, our sources from working capital were higher during the 2012 period due primarily to the timing of collections and disbursements and lower compensation-related costs paid in the 2012 period. The 2011 period included transaction costs paid in connection with the repurchase of our Convertible Notes as well as the issuance of our previous revolving credit facility.

Cash Flows From Investing Activities

Capital expenditures were lower during the 2012 period due primarily to our focus on Eagle Ford Shale drilling. During the prior year period, we acquired significant acreage in the Eagle Ford Shale and had a more extensive capital program in the Mid-Continent region.

Proceeds from sales of non-core properties and other assets were received during both the 2012 and 2011 periods. The amounts received during the 2012 period are primarily attributable to the sale of our Appalachian properties and remaining undeveloped acreage in Butler and Armstrong counties in Pennsylvania. The amounts received during the 2011 period are primarily attributable to the sale of our Arkoma Basin properties. Both periods include the receipt of insurance proceeds attributable to damages from a fire at one of our warehouse facilities in early 2011.

The following table sets forth costs related to our capital expenditures programs for the periods presented:

	Nine Months Ended
	September 30,
	2012	2011
Oil and gas:
Development drilling	$188,071	$207,887
Exploration drilling	47,365	53,247
Seismic	441	9,036
Lease acquisitions, field projects and other	17,341	46,393
Pipeline and gathering facilities	13,310	6,273
	266,528	322,836
Other - Corporate	490	1,163
	$267,018	$323,999

The following table reconciles the total costs of our capital expenditures programs with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	September 30,
	2012	2011
Total capital program costs	$267,018	$323,999
Less:
Exploration expenses
Seismic	(441)	(9,036)
Other, primarily delay rentals	(1,417)	(1,948)
Transfers from tubular inventory and well materials	(12,420)	(1,954)
Changes in accrued capitalized costs	652	5,686
Add:
Tubular inventory and well materials purchased in advance of drilling	3,067	—
Capitalized interest	732	1,427
Other	3	100
Total cash paid for capital expenditures	$257,194	$318,274

Cash Flows From Financing Activities

Cash used in financing activities during the 2012 period included net repayments of borrowings under the Revolver while activity during the 2011 period included the effect of issuing the 2019 Senior Notes offset by the repurchase of a substantial portion of the Convertible Notes as well as initial borrowings under our previous revolving credit facility. Both periods include the payment of debt issuance costs and dividend payments on common stock, and the 2011 period includes proceeds received from the exercise of stock options by employees. In August 2012, we eliminated our common stock dividend.

Financial Condition

As of October 26, 2012, we had approximately $50 million of cash on hand and $298.4 million of unused borrowing capacity under the Revolver. The borrowing capacity is determined by reducing the borrowing base commitment of $300 million by outstanding letters of credit of $1.6 million.

Credit Facility, Debt and Preferred Stock

The following table summarizes the components our long-term debt as of the dates presented:

	September 30, 2012	December 31, 2011
Revolving credit facility	$77,000	$99,000
Senior notes due 2016, net of discount (principal amount of $300,000)	294,447	293,561
Senior notes due 2019	300,000	300,000
Convertible notes due 2012, net of discount (principal amount of $4,915)	4,884	4,746
	676,331	697,307
Less: Current portion of long-term debt	(4,884)	(4,746)
	$671,447	$692,561

Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin ranging from 1.500% to 2.500% or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of September 30, 2012, the actual interest rate on the borrowings under the Revolver was 4.0%. This rate represents the prime rate option which applied to the initial borrowings through October 3, 2012 at which time the Adjusted LIBOR interest rate went into effect. The Adjusted LIBOR margin applicable to the initial borrowings subsequent to the conversion from the prime rate option was 1.75%.

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

In connection with a tender offer completed in April 2011, we repurchased $225.1 million aggregate principal amount of the Convertible Notes for $233.0 million, including a premium of $35 per $1,000 principal amount. The tender offer resulted in the extinguishment of approximately 98% of the outstanding Convertible Notes. The tender offer was funded with the net proceeds of the 2019 Senior Notes offering. Subsequent to the tender offer, a total of $4.9 million aggregate principal amount of Convertible Notes remains outstanding. The remaining unamortized discount will be amortized through November 2012.

6% Preferred Stock. Each depositary share of the 6% Preferred Stock has a liquidation preference of $100.00 per share and is entitled to an annual dividend of $6.00 payable quarterly on January 15, April 15, July 15 and October 15 of each year in cash, common stock or a combination thereof. Each depositary share of the 6.00% Preferred Stock is convertible at the option of the holder at an initial conversion rate of 16.6667 shares of our common stock per depositary share, or $6.00 per share of common stock. The conversion price represents a premium of 20 percent relative to the common stock offering price of $5.00 per share. The 6% Preferred Stock is not redeemable by us at any time. On or after October 15, 2017, we may cause all or a portion of the depositary shares of the 6% Preferred Stock to be automatically converted into shares of our common stock at the then-applicable conversion rate if certain conditions are met.

Our 6% Preferred Stock, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, will rank senior to our common stock and to all of our other capital stock issued in the future unless the terms of that stock expressly provide otherwise.

Covenant Compliance

The Revolver requires us to maintain certain financial covenants as follows:

•
Total debt to EBITDAX, each as defined in the Revolver, for any four consecutive quarters may not exceed 4.5 to 1.0 for periods through December 31, 2013, 4.25 through June 30, 2014 and 4.00 through maturity in 2017. EBITDAX, which is a non-GAAP measure, generally means net income plus interest expense, taxes, depreciation, depletion and amortization expenses, exploration expenses, impairments and other non-cash charges or losses.

•
The current ratio, as of the last day of any quarter, may not be less than 1.0 to 1.0. The current ratio is generally defined as current assets to current liabilities. Current assets and current liabilities attributable to derivative instruments are excluded. In addition, current assets include the amount of any unused commitment under the Revolver.

As of September 30, 2012 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with these financial covenants. The following table summarizes the actual results of our financial covenant compliance under the Revolver for the period ended September 30, 2012:

Description of Covenant	Required Covenant	Actual Results
Total debt to EBITDAX	< 4.5 to 1	2.8 to 1
Current ratio	> 1.0 to 1	2.5 to 1

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

Future Capital Needs and Commitments

In 2012, we anticipate making capital expenditures, excluding any additional acquisitions, of up to approximately $350 million. The capital expenditures for the remainder of 2012 will be funded primarily by operating cash flows, cash on hand and borrowings under the Revolver. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on available opportunities, industry conditions, cash flows provided by operating activities and the availability of capital.

Based on expenditures to date and forecasted activity for the remainder of 2012, we expect to allocate capital expenditures as follows: Eagle Ford Shale (approximately 90 percent), Mid-Continent region (approximately six percent) and all other areas (approximately four percent). This allocation includes approximately 86 percent for development and exploratory drilling, 8 percent for leasehold acquisition and 6 percent for seismic and other projects. We anticipate that we will allocate substantially all of our capital expenditures to oil and NGL projects.

Environmental Matters

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of September 30, 2012, we had recorded asset retirement obligations of $4.5 million attributable to these activities. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws, including any significant limitation on the use of hydraulic fracturing, have the potential to adversely affect our operations.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates that involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The following development is discussed with respect to its applicability during the nine months ended September 30, 2012 and future periods.

Share-Based Compensation

In February 2012, we granted PBRSUs to certain executive officers. Vested PBRSUs are payable in cash on the third anniversary of the date of grant based upon the achievement of certain market-based performance metrics with respect to each of a one-year, two-year and three-year performance period, in each case commencing on the date of grant. The number of PBRSUs vested can range from 0% to 200% of the initial grant. The PBRSUs do not have voting rights and do not participate in dividends.

Because the PBRSUs are payable in cash, they are considered liability-classified awards and are included in the Other liabilities caption on our Condensed Consolidated Balance Sheets. Compensation cost associated with the PBRSUs is measured at the end of each reporting period based on the fair value derived from a Monte Carlo model and recognized based on the period of time that has elapsed during each of the individual performance periods. The Monte Carlo model is a binomial valuation model that requires significant judgment with respect to certain assumptions including volatility, dividends and other factors. Due primarily to the sensitivity of certain model assumptions as well as the inherent variability of modeling market-based performance over future periods, our compensation expense with respect to the PBRSUs can be volatile. As an illustration, the expense attributable to the PBRSUs during the three months ended June 30, 2012 was $0.6 million while the expense during the three months ended September 30, 2012 was less than $0.2 million.

New Accounting Standards

During the quarter ended September 30, 2012, no new accounting standards were adopted or were pending adoption that would have a significant impact on our Condensed Consolidated Financial Statements and Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.

Interest Rate Risk

All of our long-term debt instruments, with the exception of the Revolver, have fixed interest rates. Accordingly, our interest rate risk is attributable to our borrowings under the Revolver which is subject to variable interest rates. As of September 30, 2012, we had borrowings of $77 million outstanding under the Revolver at an effective interest rate of 4.0000%. Assuming a constant borrowing level of $77 million under the Revolver, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of approximately $0.8 million on an annual basis.

Commodity Price Risk

We produce and sell crude oil, NGLs and natural gas. As a result, our financial results are affected when prices for these commodities fluctuate. Our price risk management programs permit the utilization of derivative financial instruments (such as collars, swaps and swaptions) to seek to mitigate the price risks associated with fluctuations in crude oil, NGLs and natural gas prices as they relate to a portion of our anticipated production. The derivative instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of our derivative instruments are significantly affected by fluctuations in the prices of crude oil, NGLs and natural gas.

As of September 30, 2012, we reported a commodity derivative asset of $18.1 million. The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have not received any cash collateral from our counterparties with respect to our derivative asset positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties. The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of September 30, 2012.

During the nine months ended September 30, 2012, we reported net commodity derivative income of $31.3 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGLs and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table lists our commodity derivative positions and their fair values as of September 30, 2012:

		Average Volume Per Day	Weighted Average Price		Fair Value
	Instrument		Floor/Swap	Ceiling	Asset	Liability
Natural Gas:		(in MMBtu)	($/MMBtu)
Fourth quarter 2012	Swaps	10,000	$5.10		$1,636	$—
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2012	Collars	1,000	$90.00	$97.00	52	—
First quarter 2013	Collars	1,000	$90.00	$100.00	105	—
Second quarter 2013	Collars	1,000	$90.00	$100.00	93	—
Third quarter 2013	Collars	1,000	$90.00	$100.00	124	—
Fourth quarter 2013	Collars	1,000	$90.00	$100.00	161	—
Fourth quarter 2012	Swaps	3,000	$104.40		3,211	—
First quarter 2013	Swaps	2,250	$103.51		1,954	—
Second quarter 2013	Swaps	2,250	$103.51		1,912	—
Third quarter 2013	Swaps	1,500	$102.77		1,230	—
Fourth quarter 2013	Swaps	1,500	$102.77		1,294	—
First quarter 2014	Swaps	2,000	$100.44		1,406	—
Second quarter 2014	Swaps	2,000	$100.44		1,540	—
Third quarter 2014	Swaps	1,500	$100.20		1,218	—
Fourth quarter 2014	Swaps	1,500	$100.20		1,274	—
First quarter 2013	Swaption	1,100	$100.00		—	299
Second quarter 2013	Swaption	1,000	$100.00		—	267
Third quarter 2013	Swaption	900	$100.00		—	203
Fourth quarter 2013	Swaption	750	$100.00		—	133
First quarter 2014	Swaption	812	$100.00		—	386
Second quarter 2014	Swaption	812	$100.00		—	386
Third quarter 2014	Swaption	812	$100.00		—	386
Fourth quarter 2014	Swaption	812	$100.00		—	386
Settlements to be received in subsequent period					886	—

The following table illustrates the estimated impact on the fair values of our derivative instruments and operating income attributable to hypothetical changes in the underlying commodity prices. This assumes that oil and gas prices and production volumes remain constant at anticipated levels.  The estimated changes in operating income exclude potential cash receipts or payments in settling these derivative positions.

	Change of $1.00 per MMBtu of Natural Gas or $10.00 per Barrel of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of natural gas derivatives	$(0.6)	$0.6
Effect on the fair value of crude oil derivatives	$(24.3)	$20.3
Effect on 2012 operating income, excluding natural gas derivatives	$2.5	$(2.5)
Effect on 2012 operating income, excluding crude oil derivatives	$5.4	$(5.4)

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, such disclosure controls and procedures were effective.

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

3.1	Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

3.1.1
Articles of Amendment of Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

3.1.2
Articles of Amendment of Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

3.1.3	Articles of Amendment of Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3 to Registrant's Current Report on Form 8-K filed on June 12, 2007).

3.1.4	Articles of Amendment of Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3 to Registrant's Current Report on Form 8-K filed on May 10, 2010).

3.1.5	Articles of Amendment of Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 17, 2012).

3.2	Amended and Restated Bylaws of Penn Virginia Corporation (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on October 17, 2012).

4.1
Deposit Agreement, dated October 17, 2012, among Penn Virginia Corporation, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary shares described therein (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on October 17, 2012).

4.2	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1)(incorporated by reference to Registrant's Current Report on Form 8-K filed on October 17, 2012).

10.1
Confidential Severance Agreement and Release dated August 31, 2012 by and between Penn Virginia Corporation and Michael E. Stamper (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 5, 2012).

10.2
Credit Agreement dated as of September 28, 2012 among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 2, 2012).

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

Item 6 Exhibits (continued)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA CORPORATION

Date: November 1, 2012	By:	/s/ Steven A. Hartman
Steven A. Hartman
Senior Vice President and Chief Financial Officer

Date: November 1, 2012	By:	/s/ Joan C. Sonnen
Joan C. Sonnen
Vice President and Controller