Form 10-Q
period 2013-06-30
PENN VIRGINIA CORP
filed 2013-08-07
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 As of July 31, 2013, 65,278,706 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Crude oil	$86,867	$58,382	$149,925	$117,105
Natural gas liquids (NGLs)	7,313	7,556	14,440	16,627
Natural gas	15,554	10,303	27,593	25,189
(Loss) gain on sales of property and equipment, net	256	78	(293)	834
Other	(335)	526	1,188	1,501
Total revenues	109,655	76,845	192,853	161,256
Operating expenses
Lease operating	8,629	9,264	16,434	18,407
Gathering, processing and transportation	2,980	4,391	6,559	8,545
Production and ad valorem taxes	6,976	(254)	12,935	3,326
General and administrative	15,656	11,747	26,599	23,888
Exploration	7,845	9,384	14,140	17,382
Depreciation, depletion and amortization	64,329	51,740	115,905	102,557
Impairments	—	28,616	—	28,616
Total operating expenses	106,415	114,888	192,572	202,721
Operating income (loss)	3,240	(38,043)	281	(41,465)
Other income (expense)
Interest expense	(21,808)	(15,084)	(36,287)	(29,858)
Loss on extinguishment of debt	(29,157)	—	(29,157)	—
Derivatives	8,588	43,826	827	43,521
Other	17	28	44	29
Loss from operations before income taxes	(39,120)	(9,273)	(64,292)	(27,773)
Income tax benefit	13,682	3,635	22,471	10,236
Net loss	(25,438)	(5,638)	(41,821)	(17,537)
Preferred stock dividends	(1,725)	—	(3,450)	—
Loss attributable to common shareholders	$(27,163)	$(5,638)	$(45,271)	$(17,537)
Loss per share:
Basic	$(0.43)	$(0.12)	$(0.77)	$(0.38)
Diluted	$(0.43)	$(0.12)	$(0.77)	$(0.38)

Weighted average shares outstanding - basic	62,899	46,030	59,141	45,988
Weighted average shares outstanding - diluted	62,899	46,030	59,141	45,988

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - unaudited
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(25,438)	$(5,638)	$(41,821)	$(17,537)
Other comprehensive income:
Change in pension and postretirement obligations, net of tax of $10 and $20 in 2013 and $13 and $26 in 2012	19	23	38	46
	19	23	38	46
Comprehensive loss	$(25,419)	$(5,615)	$(41,783)	$(17,491)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - unaudited
(in thousands, except share data)

	As of
	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$19,090	$17,650
Accounts receivable, net of allowance for doubtful accounts	132,517	62,978
Derivative assets	9,142	11,292
Other current assets	9,080	4,595
Total current assets	169,829	96,515
Property and equipment, net (successful efforts method)	2,234,256	1,723,359
Derivative assets	4,910	5,181
Other assets	36,008	17,934
Total assets	$2,445,003	$1,842,989

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$183,844	$111,655
Derivative liabilities	3,963	—
Deferred income taxes	573	370
Total current liabilities	188,380	112,025
Other liabilities	30,712	28,901
Derivative liabilities	—	1,421
Deferred income taxes	188,524	210,767
Long-term debt	1,142,000	594,759

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock of $100 par value – 100,000 shares authorized; 11,500 shares issued as of June 30, 2013 and December 31, 2012 with a redemption value of $10,000 per share	1,150	1,150
Common stock of $0.01 par value – 128,000,000 shares authorized; 65,278,706 and 55,117,346 shares issued as of June 30, 2013 and December 31, 2012, respectively	465	364
Paid-in capital	894,447	849,046
Retained earnings	519	45,790
Deferred compensation obligation	2,663	3,111
Accumulated other comprehensive loss	(944)	(982)
Treasury stock – 216,558 and 218,320 shares of common stock, at cost, as of June 30, 2013 and December 31, 2012, respectively	(2,913)	(3,363)
Total shareholders’ equity	895,387	895,116
Total liabilities and shareholders’ equity	$2,445,003	$1,842,989

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(41,821)	$(17,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	29,157	—
Depreciation, depletion and amortization	115,905	102,557
Impairments	—	28,616
Derivative contracts:
Net gains	(827)	(43,521)
Cash settlements	5,790	14,951
Deferred income tax benefit	(22,471)	(10,236)
Loss (gain) on sales of assets, net	293	(834)
Non-cash exploration expense	10,408	16,455
Non-cash interest expense	1,885	2,050
Share-based compensation (equity-classified)	3,771	2,951
Other, net	938	203
Changes in operating assets and liabilities	26,723	20,070
Net cash provided by operating activities	129,751	115,725
Cash flows from investing activities
Acquisition, net	(358,239)	—
Payments to settle obligations assumed in acquisition, net	(36,310)	—
Capital expenditures - property and equipment	(229,319)	(188,236)
Proceeds from sales of assets, net	867	527
Other, net	—	180
Net cash used in investing activities	(623,001)	(187,529)
Cash flows from financing activities
Proceeds from the issuance of senior notes	775,000	—
Retirement of senior notes	(319,090)	—
Proceeds from revolving credit facility borrowings	153,000	84,000
Repayment of revolving credit facility borrowings	(86,000)	(3,000)
Debt issuance costs paid	(24,698)	—
Dividends paid on preferred stock	(3,412)	—
Dividends paid on common stock	—	(5,176)
Other, net	(110)	—
Net cash provided by financing activities	494,690	75,824
Net increase in cash and cash equivalents	1,440	4,020
Cash and cash equivalents - beginning of period	17,650	7,512
Cash and cash equivalents - end of period	$19,090	$11,532
Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$23,215	$26,656
Income taxes (net of refunds received)	$—	$(311)
Non-cash investing and financing activities:
Other assets acquired related to acquisition	$50,826	$—
Other liabilities assumed related to acquisition	$20,323	$—
Common stock transferred as consideration for acquisition	$42,300	$—

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - unaudited
For the Quarterly Period Ended June 30, 2013
(in thousands, except per share amounts)

1.	Organization

Penn Virginia Corporation (“Penn Virginia,” “we,” “us” or “our”) is an independent oil and gas company engaged primarily in the exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas in various onshore regions of the United States. We have a geographically diverse asset base with active operations in Texas, the Mid-Continent and Mississippi. Our current operations and capital expenditures are substantially concentrated in the Eagle Ford Shale. We also have operations in the Granite Wash, Haynesville Shale, Cotton Valley and Selma Chalk plays.

2.	Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts for the 2012 period have been reclassified to conform to the current year presentation.

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The disclosures required by ASU 2013-02 are included in Note 11. The adoption of ASU 2013-02 did not have a significant impact on our Condensed Consolidated Financial Statements and Notes.

Management has evaluated all activities of the Company, through the date upon which our Condensed Consolidated Financial Statements were issued, and concluded that no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

3.	Acquisitions and Divestitures

Acquisitions

On April 24, 2013 (the “Date of Acquisition”), we acquired producing properties and undeveloped leasehold interests in the Eagle Ford Shale play (the “Acquisition”) from Magnum Hunter Resources Corporation (“MHR”). The Acquisition was originally valued at $401 million with an effective date of January 1, 2013 (the “Effective Date”). On the Date of Acquisition, we paid approximately $380 million in cash, including approximately $19 million of initial purchase price adjustments related to the period from the Effective Date to the Date of Acquisition, and issued to MHR 10 million shares of our common stock (the “Shares”) with a fair value of $4.23 per share. See Note 11 for a description of the rights and obligations related to the Shares. Shortly thereafter, certain of our joint interest partners exercised preferential rights related to the Acquisition. We received approximately $21 million from the exercise of these rights, which was recorded as a decrease to our purchase price for the Acquisition.

We incurred $2.4 million of transaction costs associated with the Acquisition, including advisory, legal, due diligence and other professional fees. These costs, as well as fees that we are paying to MHR for certain transition services, are included in the General and administrative caption on our Condensed Consolidated Statements of Operations.

We accounted for the Acquisition by applying the acquisition method of accounting as of the Date of Acquisition. The initial accounting for the Acquisition as presented below is based upon preliminary information and was not complete as of the date our Condensed Consolidated Financial Statements were issued. A final settlement, including the effect of any additional purchase price adjustments, has been scheduled for the end of August 2013 at which time we will have 60 days to complete an audit and propose any adjustments. Accordingly, adjustments to the initial accounting for the acquired net assets will likely be completed during the fourth quarter of 2013 as we obtain additional information regarding the facts and circumstances that existed as of the Date of Acquisition.

The following table represents the preliminary fair values assigned to the net assets acquired as of the Date of Acquisition and the consideration transferred:

Assets
Oil and gas properties - proved	$282,034
Oil and gas properties - unproved	124,232
Accounts receivable, net	50,726
Other assets	100
457,092
Liabilities
Accounts payable and accrued expenses	(55,053)
Other liabilities	(1,500)
(56,553)
Net assets acquired	$400,539

Cash, net of amounts received for preferential rights	$358,239
Fair value of the Shares issued to MHR	42,300
Consideration transferred	$400,539

The fair values of the net assets acquired were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to valuation of oil and natural gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future cash flows and (v) a market-based weighted-average cost of capital. Because many of these inputs are not observable, we have classified the initial fair value estimates as Level 3 inputs as that term is defined in U.S. GAAP.

The results of operations attributable to the Acquisition have been included in our Condensed Consolidated Financial Statements from the Date of Acquisition. The following table presents unaudited summary pro forma financial information for the periods presented assuming the Acquisition and the related financing occurred as of January 1, 2012. The pro forma financial information does not purport to represent what our results of operations would have been if the Acquisition had occurred as of this date, or the results of operations for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$113,735	$93,553	$219,196	$191,252
Net loss	$(44,222)	$(13,904)	$(70,241)	$(26,862)
Loss per share - basic and diluted	$(0.68)	$(0.25)	$(1.07)	$(0.48)

Divestitures

In July 2012, we sold our natural gas assets in West Virginia, Kentucky and Virginia for approximately $100 million. During the three months ended June 30, 2012, we recognized an impairment of $28.6 million related to these assets.

4.       Accounts Receivable and Major Customers

The following table summarizes our accounts receivable by type as of the dates presented:

	As of
	June 30,	December 31,
	2013	2012
Customers	$66,791	$43,967
Joint interest partners	63,201	16,154
Other	2,786	4,523
	132,778	64,644
Less: Allowance for doubtful accounts	(261)	(1,666)
	$132,517	$62,978

For the six months ended June 30, 2013, four customers accounted for $93.1 million, or approximately 48%, of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2013 were $31.3 million, $21.9 million, $20.5 million and $19.4 million or 16%, 11%, 11% and 10% of the consolidated total, respectively. As of June 30, 2013, $28.2 million, or approximately 42% of our consolidated accounts receivable from customers related to these customers. For the six months ended June 30, 2012, three customers accounted for $78.3 million, or approximately 49% of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2012 were $29.9 million, $30.9 million and $17.5 million or approximately 19%, 19% and 11% of the consolidated total, respectively. As of December 31, 2012, $16.3 million, or approximately 37% of our consolidated accounts receivable from customers related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

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

The following table sets forth our commodity derivative positions as of June 30, 2013:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2013	Collars	1,900	$90.00	$99.17	$—	$68
Fourth quarter 2013	Collars	1,900	$90.00	$99.17	110	—
First quarter 2014	Collars	500	$90.00	97.60	74	—
Second quarter 2014	Collars	500	$90.00	97.60	131	—
Third quarter 2013	Swaps	6,500	$95.61		1,273	1,566
Fourth quarter 2013	Swaps	6,500	$95.61		1,720	837
First quarter 2014	Swaps	6,000	$93.60		1,494	682
Second quarter 2014	Swaps	6,000	$93.60		1,778	142
Third quarter 2014	Swaps	5,500	$92.91		1,862	—
Fourth quarter 2014	Swaps	5,500	$92.91		2,433	—
First quarter 2014	Swaption	812	$100.00		—	88
Second quarter 2014	Swaption	812	$100.00		—	88
Third quarter 2014	Swaption	812	$100.00		—	88
Fourth quarter 2014	Swaption	812	$100.00		—	88

Natural Gas:		(in MMBtu)	($/MMBtu)
Third quarter 2013	Collars	10,000	$3.50	$4.30	69	—
Fourth quarter 2013	Collars	15,000	$3.67	$4.37	277	—
First quarter 2014	Collars	5,000	$4.00	$4.50	113	—
Third quarter 2013	Swaps	15,000	$3.92		426	—
Fourth quarter 2013	Swaps	10,000	$4.04		335	—
First quarter 2014	Swaps	10,000	$4.28		346	—
Second quarter 2014	Swaps	15,000	$4.10		388	—
Third quarter 2014	Swaps	15,000	$4.10		285	—
Fourth quarter 2014	Swaps	5,000	$4.50		211	—
First quarter 2015	Swaps	5,000	$4.50		119	—
Settlements to be received in subsequent period					292	—

Interest Rate Swaps

In February 2012, we entered into an interest rate swap agreement to establish variable interest rates on approximately one-third of the outstanding obligation under our 7.25% Senior Notes due 2019 (the “2019 Senior Notes”). In May 2012, we terminated this agreement and received $1.2 million in cash proceeds. As of June 30, 2013, we had no interest rate derivative instruments outstanding.

Financial Statement Impact of Derivatives

The impact of our derivatives activities on income is included in the Derivatives caption on our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Impact by contract type:
Commodity contracts	$8,588	$41,821	$827	$42,115
Interest rate contracts	—	2,005	—	1,406
	$8,588	$43,826	$827	$43,521
Realized and unrealized impact:
Cash received for:
Commodity contract settlements	$2,233	$5,564	$5,790	$13,545
Interest rate contract settlements	—	1,406	—	1,406
	2,233	6,970	5,790	14,951
Unrealized gains (losses) attributable to:
Commodity contracts	6,355	36,257	(4,963)	28,570
Interest rate contracts	—	599	—	—
	6,355	36,856	(4,963)	28,570
	$8,588	$43,826	$827	$43,521

The effects of derivative gains and losses and cash settlements of our commodity and interest rate derivatives are reported as adjustments to reconcile net loss to net cash provided by operating activities. These items are recorded in the Derivative contracts section of our Condensed Consolidated Statements of Cash Flows under the Net gains and Cash settlements captions.

The following table summarizes the fair values of our derivative instruments as well as the locations of these instruments, on our Condensed Consolidated Balance Sheets as of the dates presented:

		Fair Values as of
		June 30, 2013		December 31, 2012
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities - current	$9,142	$3,963	$11,292	$—
Interest rate contracts	Derivative assets/liabilities - current	—	—	—	—
		9,142	3,963	11,292	—

Commodity contracts	Derivative assets/liabilities - noncurrent	4,910	—	5,181	1,421
Interest rate contracts	Derivative assets/liabilities - noncurrent	—	—	—	—
		4,910	—	5,181	1,421
		$14,052	$3,963	$16,473	$1,421

As of June 30, 2013, we reported a commodity derivative asset of $14.1 million. The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment

The following table summarizes our property and equipment as of the dates presented:

	As of
	June 30,	December 31,
	2013	2012
Oil and gas properties:
Proved	$2,774,854	$2,277,811
Unproved	172,684	60,746
Total oil and gas properties	2,947,538	2,338,557
Other property and equipment	103,251	93,648
Total property and equipment	3,050,789	2,432,205
Accumulated depreciation, depletion and amortization	(816,533)	(708,846)
	$2,234,256	$1,723,359

7.	Long-Term Debt

The following table summarizes our long-term debt as of the dates presented:

	As of
	June 30,	December 31,
	2013	2012
Revolving credit facility	$67,000	$—
Senior notes due 2016, net of discount (principal amount of $300,000)	—	294,759
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	—
	$1,142,000	$594,759

Revolving Credit Facility

The revolving credit facility (the “Revolver”) provides for a $350 million revolving commitment and an accordion feature that allows us to increase the commitment by up to an additional $250 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. In May 2013, the borrowing base under the Revolver was increased from $276.2 million to $350 million. The next semi-annual redetermination, based on a review of our total proved oil, NGL and natural gas reserves, is scheduled for November 2013. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $3.0 million outstanding as of June 30, 2013. As of June 30, 2013, our available borrowing capacity under the Revolver, as reduced by outstanding borrowings and letters of credit, was $280.0 million.

Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of June 30, 2013, the actual interest rate on the outstanding borrowings under the Revolver was 1.75%.

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

2016 Senior Notes

During the three months ended June 30, 2013, we completed a tender offer and redemption (the “Tender Offer and Redemption”) for all of our outstanding 10.375% Senior Notes due 2016 (the “2016 Senior Notes”). We paid a total of $330.9 million including consent payments and accrued interest in connection with the Tender Offer and Redemption and recognized a loss on the extinguishment of debt of $29.2 million during the three months ended June 30, 2013. The loss on extinguishment of debt includes non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes.

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

2020 Senior Notes

On April 24, 2013, we completed a private placement of $775 million of 8.5% Senior Notes due 2020 (the “2020 Senior Notes”). In July 2013, we completed an exchange offer that resulted in the registration of all of the 2020 Senior Notes. The 2020 Senior Notes were priced at par and interest is payable on June 15 and December 15 of each year. The 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Approximately $380 million of the net proceeds from the private placement, together with the Shares, were used to finance the Acquisition, including purchase price adjustments. The remaining net proceeds were used to pay down borrowings under the Revolver and to fund a portion of the Tender Offer and Redemption.

The guarantees provided by Penn Virginia, which is the parent company of all of our subsidiaries, and the Guarantor Subsidiaries under the Revolver as well as those provided for the senior indebtedness described above are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. The parent company and its non-guarantor subsidiaries have no material independent assets or operations. There are no significant restrictions on the ability of the parent company or any of the Guarantor Subsidiaries to obtain funds through dividends or other means, including advances and intercompany notes, among others.

8.	Additional Balance Sheet Detail

The following table summarizes components of selected balance sheet accounts as of the dates presented:

	As of
	June 30,	December 31,
	2013	2012
Other current assets:
Tubular inventory and well materials	$2,463	$4,033
Prepaid expenses	6,617	562
	$9,080	$4,595
Other assets:
Debt issuance costs	$31,601	$13,186
Assets of supplemental employee retirement plan (“SERP”)	3,364	3,237
Other	1,043	1,511
	$36,008	$17,934
Accounts payable and accrued liabilities:
Trade accounts payable	$71,725	$37,835
Drilling and other lease operating costs	50,808	37,703
Royalties	23,278	14,390
Production and franchise taxes	7,950	2,874
Compensation - related	4,782	6,853
Interest	17,098	5,828
Preferred stock dividends	1,725	1,687
Other	6,478	4,485
	$183,844	$111,655
Other liabilities:
Firm transportation obligation	$13,806	$14,333
Asset retirement obligations (“AROs”)	6,172	4,513
Defined benefit pension obligations	1,752	1,821
Postretirement health care benefit obligations	2,764	2,634
Deferred compensation - SERP obligation and other	3,441	3,310
Other	2,777	2,290
	$30,712	$28,901

9.	Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of June 30, 2013, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value.

The following table summarizes the fair value of our long-term debt with fixed interest rates, which is estimated based on the published market prices for these debt obligations, as of the dates presented:

	As of
	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2016	$—	$—	$316,500	$294,759
Senior Notes due 2019	291,000	300,000	286,500	300,000
Senior Notes due 2020	$751,750	$775,000	$—	$—
	$1,042,750	$1,075,000	$603,000	$594,759

Recurring Fair Value Measurements

Certain financial assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and liabilities as of the dates presented:

	As of June 30, 2013
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets - current	$9,142	$—	$9,142	$—
Commodity derivative assets - noncurrent	4,910	—	4,910	—
Assets of SERP	3,364	3,364	—	—
Liabilities:
Commodity derivative liabilities - current	(3,963)	—	(3,963)	—
Commodity derivative liabilities - noncurrent	—	—	—	—
Deferred compensation - SERP obligations	(3,436)	(3,436)	—	—

	As of December 31, 2012
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets - current	$11,292	$—	$11,292	$—
Commodity derivative assets - noncurrent	5,181	—	5,181	—
Assets of SERP	3,237	3,237	—	—
Liabilities:
Commodity derivative liabilities - noncurrent	(1,421)	—	(1,421)	—
Deferred compensation - SERP obligations	(3,305)	(3,305)	—	—

Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the three and six months ended June 30, 2013 and 2012.

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

•
Deferred compensation - SERP obligations: Certain of our deferred compensation obligations are ultimately to be settled in cash based on the underlying fair value of certain assets, including those held in the Rabbi Trust. The fair values are based on quoted market prices, which are level 1 inputs.

Non-Recurring Fair Value Measurements

The most significant non-recurring fair value measurements utilized in the preparation of our Condensed Consolidated Financial Statements are those attributable to the recognition and measurement of net assets acquired, the recognition and measurement of asset impairments and the initial determination of AROs. The factors used to determine fair value for purposes of recognizing and measuring net assets acquired and asset impairments include, but are not limited to, estimates of proved and probable reserves, future commodity prices, indicative sales prices for properties, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Because these significant fair value inputs are typically not observable, we have categorized the amounts as level 3 inputs.

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

10.    Commitments and Contingencies

Drilling and Completion Commitments

We have agreements to purchase oil and gas well drilling services from third parties with remaining terms of up to 16 months including certain drilling services agreements assumed by us in connection with the Acquisition. The well drilling agreements include early termination provisions that would require us to pay penalties if we terminate the agreements prior to the end of their original terms. The amount of penalty is based on the number of days remaining in the contractual term. As of June 30, 2013, the penalty amount would have been $11.1 million if we had terminated our agreements on that date.

Legal and Regulatory

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter pertaining to certain properties that remains outstanding as of June 30, 2013. In addition to the reserve for litigation, we maintain a suspense account which includes approximately $1.7 million representing the excess of revenues received over costs incurred attributable to these properties. As of June 30, 2013, we also have AROs of approximately $6.2 million attributable to the plugging of abandoned wells.

11.	Shareholders’ Equity

The following tables summarizes the components of our shareholders' equity and the changes therein as of and for the six months ended June 30, 2013 and 2012:

	As of				As of
	December 31,		Dividends	All Other	June 30,
	2012	Net Loss	Declared [1]	Changes	2013
Preferred stock	$1,150	$—	$—	$—	$1,150
Common stock [2]	364	—	—	101	465
Paid-in capital [2]	849,046	—	—	45,401	894,447
Retained earnings	45,790	(41,821)	(3,450)	—	519
Deferred compensation obligation	3,111	—	—	(448)	2,663
Accumulated other comprehensive loss [3]	(982)	—	—	38	(944)
Treasury stock	(3,363)	—	—	450	(2,913)
	$895,116	$(41,821)	$(3,450)	$45,542	$895,387

	As of				As of
	December 31,		Dividends	All Other	June 30,
	2011	Net Loss	Declared [4]	Changes	2012
Common stock	$270	$—	$—	$1	$271
Paid-in capital	690,131	—	—	2,947	693,078
Retained earnings	157,242	(17,537)	(5,176)	—	134,529
Deferred compensation obligation	3,620	—	—	(588)	3,032
Accumulated other comprehensive loss [3]	(1,084)	—	—	46	(1,038)
Treasury stock	(3,870)	—	—	586	(3,284)
	$846,309	$(17,537)	$(5,176)	$2,992	$826,588
_______________________
1 Includes dividends of $300.00 per share of 6% Convertible Perpetual Preferred Stock (the “6% Preferred Stock”).
2 Includes the Shares, with a fair value of $4.23 per share, that were issued to MHR in connection with the Acquisition.
3 The Accumulated other comprehensive loss (“AOCL”) is entirely attributable to our defined benefit pension and postretirement health care plans. The changes in the balance of AOCL for the six months ended June 30, 2013 and 2012 represent reclassifications from AOCL to net periodic benefit expense, a component of General and administrative expenses, of $58 and $72 and are presented above net of taxes of $20 and $26.
4 Includes dividends of $0.1125 per share of common stock.

As discussed in Note 3, we issued the Shares to MHR in April 2013 as part of the consideration paid in connection with the Acquisition. In connection with the Shares issued to MHR, we entered into a Registration Rights, Lock-Up and Buy-Back Agreement (the “Registration Rights Agreement”) and a Standstill Agreement (the “Standstill Agreement”). The Registration Rights Agreement required us to file a resale registration statement, which was completed and declared effective as of May 20, 2013. In limited circumstances, MHR will have piggyback registration rights.

Under the Registration Rights Agreement, we are obligated, at MHR's election, to use up to 25% of the net proceeds of any public or private offering of our common stock after the effectiveness of the Registration Statement to repurchase Shares. This buyback obligation will terminate on the first anniversary of the effective date of the Registration Statement or, if earlier, the date upon which the Shares owned by MHR constitute less than 5% of our outstanding common stock.

Under the Standstill Agreement, MHR may not take certain actions intended to cause a change in control of us and has granted to us an irrevocable proxy to vote the Shares. The Standstill Agreement will terminate on April 24, 2016 or, if earlier, the date upon which the Shares owned by MHR constitute less than 10% of our outstanding common stock.

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

The following table summarizes our share-based compensation expense recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity-classified awards:
Stock option awards	$1,114	$950	$1,906	$2,158
Common, deferred and restricted stock and stock unit awards	1,572	386	1,865	793
	2,686	1,336	3,771	2,951
Liability-classified awards	435	553	449	625
	$3,121	$1,889	$4,220	$3,576

13.	Restructuring and Exit Activities

During 2012, we completed an organizational restructuring in conjunction with the sale of our natural gas assets in West Virginia, Kentucky and Virginia. We terminated approximately 30 employees and closed our regional office in Canonsburg, Pennsylvania. In addition, we have a contractual commitment for certain firm transportation capacity in the Appalachian region that expires in 2022 and, as a result of the sale, we no longer have production to satisfy this commitment. While we intend to sell our unused firm transportation in the future to the extent possible, we recognized an obligation in 2012 representing the liability for estimated discounted future net cash outflows over the remaining term of the contract. The activity summarized below includes contractual payments on the obligation as well as the recognition of accretion expense.

The following table summarizes our restructuring and exit activity-related obligations and the changes therein as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$16,972	$475	$17,263	$576
Employee, office and other costs accrued, net	—	(145)	—	(148)
Accretion of firm transportation obligation	649	—	856	—
Cash payments, net	(944)	(79)	(1,442)	(177)
Balance at end of period	$16,677	$251	$16,677	$251

Restructuring charges are included in the General and administrative caption on our Condensed Consolidated Statements of Operations. The initial charge for the firm transportation commitment was presented as a separate caption on our Consolidated Statement of Operations for the year ended December 31, 2012. The accretion of this obligation, net of any recoveries from the periodic sale of our contractual capacity, is charged as an offset to Other revenue.

The current portion of these restructuring and exit cost obligations is included in the Accounts payable and accrued liabilities caption and the noncurrent portion is included in the Other liabilities caption on our Condensed Consolidated Balance

Sheets. As of June 30, 2013, $2.7 million of the total obligations are classified as current while the remaining $13.9 million are classified as noncurrent.

14.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest on borrowings and related fees	$20,902	$14,289	$34,485	$28,306
Accretion of original issue discount	110	341	431	674
Amortization of debt issuance costs	829	694	1,454	1,376
Capitalized interest	(33)	(240)	(83)	(498)
	$21,808	$15,084	$36,287	$29,858

15.	Earnings per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(25,438)	(5,638)	$(41,821)	$(17,537)
Less: Preferred stock dividends	(1,725)	—	(3,450)	—
Loss attributable to common shareholders - Basic and Diluted	$(27,163)	$(5,638)	$(45,271)	$(17,537)

Weighted-average shares - Basic	62,899	46,030	59,141	45,988
Effect of dilutive securities [1]	—	—	—	—
Weighted-average shares - Diluted	62,899	46,030	59,141	45,988
_______________________
1 For the three and six months ended June 30, 2013, approximately 19.2 million and less than 0.1 million potentially dilutive securities, including the 6% Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share. For the three and six months ended June 30, 2012, less than 0.1 million potentially dilutive securities, including stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

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

Overview of Business

We are an independent oil and gas company engaged in the exploration, development and production of oil, natural gas liquids, or NGLs, and natural gas in various onshore regions of the United States. We have a geographically diverse asset base with active operations in Texas, the Mid-Continent and Mississippi. Our current operations and capital expenditures are substantially concentrated in the Eagle Ford Shale. We also have operations in the Granite Wash, Haynesville Shale, Cotton Valley and Selma Chalk plays. As of December 31, 2012, we had proved oil and natural gas reserves of approximately 113.5 million barrels of oil equivalent, or MMBOE. In April 2013, we acquired proved reserves of approximately 12.0 MMBOE in connection the acquisition of Magnum Hunter Resources Corporation's, or MHR, Eagle Ford Shale assets, referred to herein as the Acquisition. Our current operations consist primarily of the drilling of unconventional horizontal development wells in resource or unconventional plays.

We are currently focused on development and expansion in the Eagle Ford Shale in South Texas. We also pursue select development drilling opportunities in the horizontal Granite Wash play in the Mid-Continent region through participation in wells drilled by our joint venture partner.

The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total production (MBOE)	1,748	1,775	3,175	3,588
Daily production (BOEPD)	19,209	19,511	17,542	19,714

Product revenues, as reported	$109,734	$76,241	$191,958	$158,921
Product revenues, as adjusted for derivatives	$111,967	$81,806	$197,748	$172,467

Cash provided by operating activities	$84,136	$45,024	$129,751	$115,725
Cash paid for capital expenditures	$143,346	$93,767	$229,319	$188,236

Cash and cash equivalents at end of period			$19,090	$11,532
Debt outstanding, net of discounts, at end of period			$1,142,000	$778,981
Liquidation preference of convertible preferred stock outstanding at end of period			$115,000	$—
Credit available under revolving credit facility at end of period [1]			$279,968	$118,282

Net development wells drilled	10.8	4.7	19.3	12.2
Net exploratory wells drilled	—	2.9	—	4.8
______________________________
1 As reduced by outstanding borrowings and letters of credit and limited by financial covenants, if applicable.

Key Developments

The following general business developments and corporate actions will have a significant impact on the financial reporting and disclosure of our results of operations, financial position and cash flows: (i) integrating the properties obtained through the Acquisition, (ii) drilling results in the Eagle Ford Shale and other plays, (iii) the tender offer and the redemption, or the Tender Offer and the Redemption, for our 10.375% Senior Notes due 2016, or 2016 Senior Notes (iv) the private placement and subsequent registration of $775 million of 8.5% Senior Notes due 2020, or 2020 Senior Notes, to finance the Acquisition and the Tender Offer and Redemption and (v) hedging a portion of our oil and natural gas production through calendar year 2015 to the levels permitted by our revolving credit facility, or Revolver, and our internal policies.

Acquisition of Magnum Hunter's Eagle Ford Shale Assets

On April 24, 2013, or the Date of Acquisition, we acquired producing properties and undeveloped leasehold interests in the Eagle Ford Shale play from MHR. The Acquisition was originally valued at $401 million with an effective date of January 1, 2013, or the Effective Date. On the Date of Acquisition, we paid approximately $380 million in cash, including approximately $19 million of initial purchase price adjustments related to the period from the Effective Date to the Date of Acquisition, and issued to MHR 10 million shares of our common stock, or Shares, with a fair value of $4.23 per share. Shortly thereafter, certain of our joint interest partners exercised preferential rights related to the Acquisition. We received approximately $21 million from the exercise of these rights, which was recorded as a decrease to our purchase price for the Acquisition.

In connection with the Shares issued to MHR, we entered into a Registration Rights, Lock-Up and Buy-Back Agreement, or Registration Rights Agreement, and a Standstill Agreement, or Standstill Agreement. The Registration Rights Agreement required us to file a resale registration statement, which was completed and declared effective as of May 20, 2013. In limited circumstances, MHR will have piggyback registration rights.

Under the Registration Rights Agreement, we are obligated, at MHR's election, to use up to 25% of the net proceeds of any public or private offering of our common stock after the effectiveness of the Registration Statement to repurchase Shares. This buyback obligation will terminate on the first anniversary of the effective date of the Registration Statement or, if earlier, the date upon which the Shares owned by MHR constitute less than 5% of our outstanding common stock.

Under the Standstill Agreement, MHR may not take certain actions intended to cause a change in control of us and has granted to us an irrevocable proxy to vote the Shares. The Standstill Agreement will terminate on April 24, 2016 or, if earlier, the date upon which the Shares owned by MHR constitute less than 10% of our outstanding common stock.

The Acquisition included approximately 40,600 gross (17,700 net) mineral acres located in Gonzales and Lavaca Counties, Texas in areas adjacent to our current position in both counties. The acquired net assets also included working interests in 46 gross (22.1 net) producing wells and related accounts receivable and payable. At the time of the Acquisition, the estimated net oil and gas production for the acquired assets during 2013 was approximately 2,700 barrels of oil per day equivalent, or BOEPD. Based on MHR's third-party reserve engineering firm's year-end 2012 review of the acquired assets, proved reserves were approximately 12.0 MMBOE, 96 percent of which were oil and NGLs and 37 percent of which were proved developed.

Subsequent to the Acquisition, we have approximately 110,000 gross (62,000 net) acres, which to a large extent are contiguous and the majority of which are in the volatile oil window of the Eagle Ford Shale. Approximately 96,000 gross (55,000 net) acres are operated by us. Including those acquired in the Acquisition, we currently have a total of 139 gross (94.3 net) Eagle Ford Shale producing wells, with 15 gross (8.4 net) wells either completing or waiting on completion and five gross (2.1 net) wells being drilled through the first week of August 2013.

Drilling Results and Future Development Plans

During the six months ended June 30, 2013, we drilled 28 gross (19.0 net) wells in the Eagle Ford Shale, all of which were successful. We also drilled one non-operated gross (0.3 net) well in the Granite Wash. Our Eagle Ford Shale production was approximately 11,526 net BOEPD during the three months ended June 30, 2013 with oil comprising approximately 76 percent, NGLs approximately 13 percent and natural gas approximately 11 percent. We have allocated approximately 92 percent of our anticipated capital expenditures during 2013 to activities in the Eagle Ford Shale.

Tender Offer and Redemption for the 2016 Senior Notes

In April 2013, we initiated the Tender Offer for any and all of the total $300 million principal amount of the 2016 Senior Notes. Holders of approximately 58% of the $300 million total principal amount of the 2016 Senior Notes outstanding tendered their 2016 Senior Notes. The total consideration payable for each $1,000 principal amount of those 2016 Senior Notes tendered was $1,065.34, which included a consent payment of $30.00 per $1,000 principal amount of 2016 Senior Notes tendered. In April 2013, we paid a total of approximately $191 million, including accrued interest of $6.5 million for the 2016 Senior Notes tendered. In May 2013, we made an irrevocable election in connection with the Redemption to redeem the remaining 42% of the 2016 Senior Notes outstanding in accordance with the 2016 Senior Notes indenture. We paid a total of $1,061.31 per $1,000 principal amount of the 2016 Senior Notes, or approximately $140 million, including accrued interest of $5.3 million, in connection with the Redemption. We recognized a loss on the extinguishment of debt of $29.2 million during the three months ended June 30, 2013 in connection with the Tender Offer and Redemption, including non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes.

Issuance of 2020 Senior Notes

On April 24, 2013, we completed a private placement of $775 million of the 2020 Senior Notes. In July 2013, we completed an exchange offer that resulted in the registration of all of the 2020 Senior Notes. The 2020 Senior Notes were priced at par and interest will be payable on June 15 and December 15 of each year. The 2020 Senior Notes are fully and unconditionally guaranteed by all of our material subsidiaries, or Guarantor Subsidiaries. Approximately $380 million of the net proceeds from the private placement were used to finance the cash consideration for the Acquisition, including initial purchase price adjustments. The remaining net proceeds were used to pay down borrowings under the revolving credit facility, or the Revolver, and to fund a portion of the Tender Offer and the Redemption.

Commodity Hedging Activities

For the remainder of 2013, we have approximately 76 percent of our estimated oil production hedged at weighted-average floor/swap and ceiling prices of between $94.34 and $99.17 per barrel. For 2014, we have approximately 49 percent of our estimated oil production hedged at weighted-average floor/swap and ceiling prices of between $93.95 and $97.60 per barrel.

For the remainder of 2013, we have approximately 62 percent of our estimated natural gas production hedged at weighted-average floor/swap and ceiling prices of between $3.79 and $4.34 per MMBtu. For 2014, we have approximately 39 percent of our estimated natural gas production hedged at weighted-average floor/swap and ceiling prices of between $4.17 and $4.50 per MMBtu. We have also hedged approximately 14 percent of our estimated natural gas production for 2015 at a weighted-average swap price of $4.50 per MMBtu.

 Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Production

The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

Crude oil	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	798.3	501.9	296.3	8,772.1	5,515.5	3,256.6	59%
East Texas	15.0	16.4	(1.4)	164.4	180.1	(15.6)	(9)%
Mid-Continent	42.2	49.2	(7.0)	463.3	540.4	(77.1)	(14)%
Mississippi	2.8	3.8	(1.0)	30.5	41.7	(11.3)	(27)%
Appalachia	—	0.3	(0.3)	—	3.1	(3.1)	(100)%
	858.2	571.6	286.6	9,430.2	6,280.9	3,149.4	50%

NGLs	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	133.6	51.9	81.7	1,468.0	570.1	897.9	157%
East Texas	46.9	66.2	(19.3)	515.7	727.9	(212.2)	(29)%
Mid-Continent	79.8	109.1	(29.3)	876.7	1,198.8	(322.1)	(27)%
Mississippi	—	—	—	—	—	—	—%
Appalachia	—	0.2	(0.2)	—	2.4	(2.4)	(100)%
	260.3	227.4	32.9	2,860.4	2,499.1	361.3	14%

Natural gas	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	702	255	447	7.7	2.8	4.9	175%
East Texas	1,160	1,535	(374)	12.8	16.9	(4.1)	(24)%
Mid-Continent	727	841	(114)	8.0	9.2	(1.3)	(14)%
Mississippi	1,151	1,276	(125)	12.7	14.0	(1.4)	(10)%
Appalachia	37	1,952	(1,915)	0.4	21.5	(21.0)	(98)%
	3,778	5,859	(2,081)	41.5	64.4	(22.9)	(36)%

Combined total	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas	1,049	596	453	11,525.5	6,552.5	4,973.0	76%
East Texas	255	338	(83)	2,805.2	3,718.5	(913.3)	(25)%
Mid-Continent	243	298	(55)	2,671.3	3,279.1	(607.8)	(19)%
Mississippi	195	217	(22)	2,138.9	2,379.5	(240.7)	(10)%
Appalachia	6	326	(320)	68.3	3,581.0	(3,512.7)	(98)%
	1,748	1,775	(27)	19,209.2	19,510.7	(301.5)	(2)%
Certain results in the tables above may not calculate due to rounding.

Total production decreased marginally during the three months ended June 30, 2013 compared to the corresponding period of 2012 due primarily to the effect of the sale of our Appalachian Basin natural gas properties in July 2012 and production declines in our East Texas and Mid-Continent regions. The effect of the sale of the Appalachian properties was approximately 318 thousand barrels of oil equivalent, or MBOE. The declines in production from our remaining natural gas properties were partially offset by an increase in oil, NGL and natural gas production attributable to our drilling activity in the Eagle Ford Shale. Approximately 64% of total production during the three months ended June 30, 2013 was attributable to oil and NGLs, which represents an increase of approximately 40% over the prior year period. During the three months ended June 30, 2013, our Eagle Ford Shale production represented approximately 60% of our total production as compared to approximately 34% from this play during the corresponding period of 2012.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude oil	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
Eagle Ford Shale	$81,312	$52,224	$29,088	$101.86	$104.05	$(2.19)
East Texas	1,471	1,582	(111)	98.32	96.55	1.77
Mid-Continent	3,795	4,164	(369)	90.01	84.67	5.34
Mississippi	291	385	(94)	105.02	101.37	3.65
Appalachia	(2)	27	(29)	NM	94.41	(94.41)
	$86,867	$58,382	$28,485	$101.22	$102.12	$(0.90)

NGLs	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
Eagle Ford Shale	$3,220	$1,615	$1,605	$24.10	$31.13	$(7.03)
East Texas	1,436	2,190	(754)	30.60	33.06	(2.46)
Mid-Continent	2,657	3,741	(1,084)	33.30	34.29	(0.99)
Mississippi	—	—	—	—	—	—
Appalachia	—	10	(10)	—	46.30	(46.30)
	$7,313	$7,556	$(243)	$28.09	$33.23	$(5.14)

Natural gas	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Mcfe)
Texas
Eagle Ford Shale	$2,733	$456	$2,277	$3.89	$1.79	$2.11
East Texas	4,001	2,798	1,203	3.45	1.82	1.62
Mid-Continent	3,873	200	3,673	5.33	0.24	5.09
Mississippi	4,213	2,887	1,326	3.66	2.26	1.40
Appalachia	734	3,962	(3,228)	NM	2.03	NM
	$15,554	$10,303	$5,251	$4.12	$1.76	$2.36

Combined total	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per BOE)
Texas
Eagle Ford Shale	$87,265	$54,295	$32,970	$83.20	$91.06	$(7.85)
East Texas	6,908	6,570	338	27.06	19.42	7.65
Mid-Continent	10,325	8,105	2,220	42.47	27.16	15.31
Mississippi	4,504	3,272	1,232	23.14	15.11	8.03
Appalachia	732	3,999	(3,267)	NM	12.27	NM
	$109,734	$76,241	$33,493	$62.78	$42.94	$19.83
NM - Not meaningful

As illustrated below, higher oil and NGL production volume coupled with improved natural gas prices were partially offset by the overall decline in oil and NGL prices and lower natural gas production volume attributable to the sale of our Appalachian properties. Included in the price variance for natural gas was approximately $0.8 million of favorable adjustments attributable to the change in prices associated with gas imbalances due to us from partners in the Mid-Continent region.

The following table provides an analysis of the change in our revenues for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$29,274	$(789)	$28,485
NGL	1,093	(1,336)	(243)
Natural gas	(3,660)	8,911	5,251
	$26,707	$6,786	$33,493

Effects of Derivatives

Our oil and gas revenues may change significantly from period to period as a result of changes in commodity prices. As part of our risk management strategy, we use derivative instruments to hedge oil and gas prices. In the three months ended June 30, 2013 and 2012, we received $2.2 million and $5.6 million, respectively, in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Crude oil revenues as reported	$86,867	$58,382	$28,485	49%
Cash settlements on crude oil derivatives, net	2,468	(65)	2,533	NM
Crude oil revenues adjusted for derivatives	$89,335	$58,317	$31,018	53%

Crude oil prices per Bbl, as reported	$101.23	$102.15	$(0.92)	(1)%
Cash settlements on crude oil derivatives per Bbl	2.88	(0.11)	2.99	NM
Crude oil prices per Bbl adjusted for derivatives	$104.11	$102.04	$2.07	2%

Natural gas revenues as reported	$15,554	$10,303	$5,251	51%
Cash settlements on natural gas derivatives, net	(235)	5,630	(5,865)	(104)%
Natural gas revenues adjusted for derivatives	$15,319	$15,933	$(614)	(4)%

Natural gas prices per Mcf, as reported	$4.12	$1.76	$2.36	134%
Cash settlements on natural gas derivatives per Mcf	(0.06)	0.96	(1.02)	(106)%
Natural gas prices per Mcf adjusted for derivatives	$4.06	$2.72	$1.34	49%

(Loss) Gain on Sales of Property and Equipment

In the three months ended June 30, 2013 and 2012, we recognized several individually insignificant gains on the sale of property, equipment, tubular inventory and well materials.

Other Income

Other income, which includes gathering, transportation, compression and water disposal fees and other miscellaneous operating income, net of marketing and related expenses, decreased during the three months ended June 30, 2013 due primarily to accretion expense attributable to our stranded firm transportation obligation in the Appalachian region.

Production and Lifting Costs

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Lease operating	$8,629	$9,264	$635	7%
Per unit of production ($/BOE)	$4.94	$5.22	$0.28	5%

Lease operating expense decreased during the three months ended June 30, 2013 due primarily to the effect of the sale of our higher-cost Appalachian Basin properties in July 2012. The sale-related cost decreases were partially offset by higher chemical costs associated with our increased oil production as well as higher maintenance costs.

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Gathering, processing and transportation	$2,980	$4,391	$1,411	32%
Per unit of production ($/BOE)	$1.70	$2.47	$0.77	31%

Gathering, processing and transportation charges decreased during the three months ended June 30, 2013, due primarily to the effect of the sale of our Appalachian Basin properties in July 2012 partially offset by higher processing costs related to increased associated gas production in the Eagle Ford Shale as compared to the corresponding period of 2012.

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Production and ad valorem taxes	$6,976	$(254)	$(7,230)	NM
Per unit of production ($/BOE)	$3.99	$(0.14)	$(4.13)	NM
Tax rate as a percent of product revenue	6.4%	(0.3)%

Production and ad valorem taxes increased during the three months ended June 30, 2013 due primarily to the recognition of approximately $4 million of credits in the 2012 period for severance tax rebates for certain horizontal and ultra-deep wells in Oklahoma and Texas. In addition, we are experiencing higher property and ad valorem taxes attributable to our increased activities in the Eagle Ford Shale in Gonzales and Lavaca Counties.

General and Administrative

The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Recurring general and administrative expenses	$10,139	$10,003	$(136)	(1)%
Share-based compensation (liability-classified)	435	553	118	21%
Share-based compensation (equity-classified)	2,686	1,336	(1,350)	(101)%
Acquisition-related transaction costs	2,396	—	(2,396)	NM
Restructuring expenses	—	(145)	(145)	100%
	$15,656	$11,747	$(3,909)	(33)%
Per unit of production ($/BOE)	$8.96	$6.62	$(2.34)	(35)%
Per unit of production excluding equity-classified share-based compensation, acquisition-related transaction costs and restructuring expenses ($/BOE)	$6.05	$5.95	$(0.10)	(2)%

Recurring general and administrative expenses increased marginally due primarily to costs of $0.2 million attributable to certain transition services provided by MHR in connection with the Acquisition. Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, which are payable in cash in three years from the date of grant upon achievement of specified market-based performance metrics. The 2013 period includes mark-to-market charges associated with both the 2013 and 2012 PBRSU grants. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, increased during the three months ended June 30, 2013 due primarily to the recognition of expense on the 2013 grant date for certain awards as a result of the retirement eligibility of a certain officer. We also incurred transaction costs of $2.4 million associated with the Acquisition including advisory, legal, due diligence and other professional fees.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Unproved leasehold amortization	$5,146	$8,284	$3,138	38%
Geological and geophysical costs	1,817	781	(1,036)	(133)%
Other, primarily delay rentals	882	319	(563)	(176)%
	$7,845	$9,384	$1,539	16%

Unproved leasehold amortization declined during the three months ended June 30, 2013 as costs related to successful Eagle Ford Shale wells were transferred to proved properties. Geological and geophysical costs increased during the 2013 period due primarily to the purchase of certain seismic data for the South Texas region. Delay rentals increased during the 2013 period due primarily to the increase in undeveloped leasehold acreage acquired in connection with the Acquisition.

Depreciation, Depletion and Amortization (DD&A)

The following table sets forth the nature of the DD&A variances for the periods presented:

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
DD&A expense	$64,329	$51,740	$(12,589)	(24)%
DD&A rate ($/BOE)	$36.80	$29.14	$(7.66)	(26)%

	Production	Rates	Total
DD&A variance due to:	$806	$(13,395)	$(12,589)

The effect of lower overall production volumes on DD&A was more than offset by higher depletion rates associated with oil and NGL production. Our average DD&A rate increased due primarily to higher capitalized finding and development costs attributable to our drilling program in the Eagle Ford Shale as well as lower natural gas reserves due to revisions determined as of the end of 2012.

Interest Expense

The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Interest on borrowings and related fees	$20,902	$14,289	$(6,613)	(46)%
Accretion of original issue discount	110	341	231	68%
Amortization of debt issuance costs	829	694	(135)	(19)%
Capitalized interest	(33)	(240)	(207)	(86)%
	$21,808	$15,084	$(6,724)	(45)%
Weighted-average debt outstanding	$1,028,688	$750,824
Weighted average interest rate	8.48%	8.04%

Interest expense increased during the three months ended June 30, 2013 due primarily to higher overall weighted-average debt outstanding and the effect of a change in the mix of outstanding debt to a larger proportion of fixed-rate debt with higher interest rates in the 2013 period as compared a larger proportion of Revolver borrowings at lower interest rates in the 2012 period.

Derivatives

The following table summarizes the components of our derivatives income for the periods presented:

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas derivative realized gain	$2,233	$5,564	$(3,331)	(60)%
Oil and gas derivative unrealized gain	6,355	36,257	(29,902)	82%
Interest rate swap realized gain	—	1,406	(1,406)	100%
Interest rate swap unrealized gain	—	599	(599)	100%
	$8,588	$43,826	$(35,238)	80%

We received cash settlements of $2.2 million during the three months ended June 30, 2013 and $7.0 million during the three months ended June 30, 2012. Cash settlements during the 2012 period included $1.2 million in connection with the termination of our interest rate swap agreement. The decrease in realized and unrealized gains on commodity derivatives was due primarily to a substantially lower volume of natural gas production being hedged during the 2013 period as compared to the 2012 period.

Other

Other income decreased during the three months ended June 30, 2013 due primarily to higher interest income earned during the 2012 period.

Income Taxes

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Income tax benefit	$13,682	$3,635	$10,047	276%
Effective tax benefit rate	35.0%	39.2%

Due to the operating losses incurred, we recognized an income tax benefit during both periods. The effective tax benefit rate for the three months ended June 30, 2012 included a deferred tax asset valuation allowance due primarily to the inability to recognize tax benefits for certain state net operating losses. However, the 2013 period includes a deferred tax asset valuation allowance for all state net operating losses.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Production

The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

Crude oil	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	1,328.2	962.1	366.1	7,337.8	5,286.0	2,051.8	38%
East Texas	31.6	35.5	(3.9)	174.4	195.0	(20.6)	(11)%
Mid-Continent	90.4	114.3	(23.8)	499.7	627.8	(128.1)	(21)%
Mississippi	6.8	7.8	(1.0)	37.6	43.0	(5.3)	(13)%
Appalachia	0.1	0.5	(0.4)	0.8	2.9	(2.1)	(74)%
	1,457.1	1,120.1	337.0	8,050.3	6,154.6	1,895.6	30%

NGLs	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	213.6	85.5	128.1	1,180.0	469.7	710.3	150%
East Texas	112.1	139.0	(26.9)	619.1	763.6	(144.5)	(19)%
Mid-Continent	168.7	217.3	(48.6)	932.3	1,194.2	(261.9)	(22)%
Mississippi	—	—	—	—	—	—	NM
Appalachia	—	0.4	(0.4)	—	2.2	(2.2)	(100)%
	494.4	442.2	52.2	2,731.3	2,429.6	301.7	12%

Natural gas	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	1,105	438	667	6.1	2.4	3.7	152%
East Texas	2,331	3,182	(851)	12.9	17.5	(4.6)	(27)%
Mid-Continent	1,531	1,949	(418)	8.5	10.7	(2.3)	(21)%
Mississippi	2,302	2,570	(267)	12.7	14.1	(1.4)	(10)%
Appalachia	73	4,014	(3,942)	0.4	22.1	(21.7)	(98)%
	7,342	12,153	(4,811)	40.6	66.8	(26.2)	(40)%

Combined total	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas	1,726	1,121	605	9,535.5	6,156.8	3,378.7	54%
East Texas	532	705	(173)	2,939.5	3,872.4	(932.9)	(25)%
Mid-Continent	514	656	(142)	2,842.0	3,606.8	(764.8)	(22)%
Mississippi	391	436	(46)	2,157.8	2,396.2	(238.5)	(10)%
Appalachia	12	670	(658)	67.6	3,681.3	(3,613.7)	(98)%
	3,175	3,588	(413)	17,542.4	19,713.5	(2,171.1)	(12)%

The decline in total production during the six months ended June 30, 2013 compared to the corresponding period of 2012 was due primarily to the effect of the sale of our Appalachian Basin natural gas properties in July 2012 and production declines in our East Texas and Mid-Continent regions. The effect of the sale of the Appalachian properties was approximately 639 MBOE. The declines in production from our remaining natural gas properties were partially offset by an increase in oil, NGL and natural gas production attributable to our drilling activity in the Eagle Ford Shale. Approximately 61% of total production during the six months ended June 30, 2013 was attributable to oil and NGLs, which represents an increase of approximately 25% over the prior year period. During the six months ended June 30, 2013, our Eagle Ford Shale production represented approximately 54% of our total production as compared to approximately 31% from this play during the corresponding period of 2012.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude oil	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
Eagle Ford Shale	$137,977	$102,068	$35,909	$103.89	$106.09	$(2.21)
East Texas	3,107	3,527	(420)	98.44	99.39	(0.95)
Mid-Continent	8,106	10,628	(2,522)	89.63	93.02	(3.39)
Mississippi	723	833	(110)	106.17	106.55	(0.38)
Appalachia	12	49	(37)	87.59	93.16	(5.56)
	$149,925	$117,105	$32,820	$102.89	$104.55	$(1.65)

NGLs	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
Eagle Ford Shale	$5,215	$3,088	$2,127	$24.42	$36.12	$(11.71)
East Texas	3,232	5,492	(2,260)	28.84	39.52	(10.67)
Mid-Continent	5,993	8,026	(2,033)	35.51	36.93	(1.41)
Mississippi	—	—	—	—	—	—
Appalachia	—	21	(21)	—	52.63	(52.63)
	$14,440	$16,627	$(2,187)	$29.21	$37.60	$(8.39)

Natural gas	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Mcfe)
Texas
Eagle Ford Shale	$4,013	$878	$3,135	$3.63	$2.00	$1.63
East Texas	7,575	6,609	966	3.25	2.08	1.17
Mid-Continent	6,408	1,735	4,673	4.18	0.89	3.29
Mississippi	8,725	6,582	2,143	3.79	2.56	1.23
Appalachia	872	9,385	(8,513)	NM	2.34	NM
	$27,593	$25,189	$2,404	$3.76	$2.07	$1.69

Combined total	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per BOE)
Texas
Eagle Ford Shale	$147,205	$106,034	$41,171	$85.29	$94.63	$(9.34)
East Texas	13,914	15,628	(1,714)	26.15	22.17	3.98
Mid-Continent	20,507	20,389	118	39.87	31.06	8.81
Mississippi	9,448	7,415	2,033	24.19	17.00	7.19
Appalachia	884	9,455	(8,571)	NM	14.11	NM
	$191,958	$158,921	$33,037	$60.46	$44.29	$16.16

As illustrated below, the effect of higher oil and NGL production volume coupled with improved natural gas prices more than offset the overall decline in oil and NGL prices and lower natural gas production volume attributable to the sale of our Appalachian properties. Included in the price variance for natural gas was approximately $0.6 million of favorable adjustments attributable to the change in prices associated with gas imbalances due to us from partners in the Mid-Continent region.

The following table provides an analysis of the change in our revenues for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$35,227	$(2,407)	$32,820
NGL	1,963	(4,149)	(2,186)
Natural gas	(9,971)	12,375	2,404
	$27,219	$5,819	$33,038

Effects of Derivatives

In the six months ended June 30, 2013 and 2012, we received $5.8 million and $13.5 million, respectively, in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Crude oil revenues as reported	$149,925	$117,105	$32,820	28%
Cash settlements on crude oil derivatives, net	5,277	(172)	5,449	NM
Crude oil revenues adjusted for derivatives	$155,202	$116,933	$38,269	33%

Crude oil prices per Bbl, as reported	$102.89	$104.55	$(1.65)	(2)%
Cash settlements on crude oil derivatives per Bbl	3.62	(0.15)	3.78	NM
Crude oil prices per Bbl adjusted for derivatives	$106.51	$104.40	$2.12	2%

Natural gas revenues as reported	$27,593	$25,189	$2,404	10%
Cash settlements on natural gas derivatives, net	513	13,718	(13,205)	(96)%
Natural gas revenues adjusted for derivatives	$28,106	$38,907	$(10,801)	(28)%

Natural gas prices per Mcf, as reported	$3.76	$2.07	$1.69	82%
Cash settlements on natural gas derivatives per Mcf	0.07	1.13	(1.06)	(94)%
Natural gas prices per Mcf adjusted for derivatives	$3.83	$3.20	$0.63	20%

(Loss) Gain on Sales of Property and Equipment

In the six months ended June 30, 2013, we recognized a loss on the assignment of certain properties in West Virginia associated with our 2012 sale of natural gas assets that was not completed until January 2013. In the six months ended June 30, 2012, we recognized a gain attributable to the sale of our remaining undeveloped acreage in Butler and Armstrong Counties, Pennsylvania. In addition, we recognized several individually insignificant gains on the sale of property, equipment, tubular inventory and well material during both periods.

Other Income

Other income, which includes gathering, transportation, compression and water disposal fees and other miscellaneous operating income, net of marketing and related expenses, decreased during the six months ended June 30, 2013 due primarily to accretion expense attributable to our stranded firm transportation obligation in the Appalachian region partially offset by the gain on the sale of certain seismic data.

Production and Lifting Costs

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Lease operating	$16,434	$18,407	$1,973	11%
Per unit of production ($/BOE)	$5.18	$5.13	$(0.05)	(1)%

Lease operating expense decreased on an absolute basis during the six months ended June 30, 2013 due primarily to the effect of the sale of our higher-cost Appalachian Basin properties in July 2012. The sale-related cost decreases were partially offset by higher chemical costs associated with our increased oil production as well as higher facility maintenance costs

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Gathering, processing and transportation	$6,559	$8,545	$1,986	23%
Per unit of production ($/BOE)	$2.07	$2.38	$0.31	13%

Gathering, processing and transportation charges decreased during the six months ended June 30, 2013 due primarily to the effect of the sale of our Appalachian Basin properties in July 2012 partially offset by higher processing costs related to increased associated gas production in the Eagle Ford Shale as compared to the corresponding period of 2012.

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Production and ad valorem taxes	$12,935	$3,326	$(9,609)	NM
Per unit of production ($/BOE)	$4.07	$0.93	$(3.14)	NM
Tax rate as a percent of product revenue	6.7%	2.1%

Production and ad valorem taxes increased during the six months ended June 30, 2013 due primarily to the recognition of approximately $4 million of credits in the 2012 period for severance tax rebates for certain horizontal and ultra-deep wells in Oklahoma and Texas. In addition, we are experiencing higher property and ad valorem taxes attributable to our increased activities in the Eagle Ford Shale in Gonzales and Lavaca Counties.

General and Administrative

The following table sets forth the components of general and administrative expenses for the periods presented:

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Recurring general and administrative expenses	$19,983	$20,460	$477	2%
Share-based compensation (liability-classified)	449	625	176	28%
Share-based compensation (equity-classified)	3,771	2,951	(820)	(28)%
Acquisition-related transaction costs	2,396	—	(2,396)	NM
Restructuring expenses	—	(148)	(148)	100%
	$26,599	$23,888	$(2,711)	(11)%
Per unit of production ($/BOE)	$8.38	$6.66	$(1.72)	(26)%
Per unit of production excluding equity-classified share-based compensation, acquisition-related transaction costs and restructuring expenses ($/BOE)	$6.44	$5.88	$(0.56)	(10)%

Recurring general and administrative expenses increased marginally due primarily to costs of $0.2 million attributable to certain transition services provided by MHR in connection with the Acquisition. Liability-classified share-based compensation is attributable to our PBRSUs. The 2013 period includes mark-to-market charges associated with both the 2013 and 2012 PBRSU grants. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, increased during the six months ended June 30, 2013 due primarily to the recognition of expense on the 2013 grant date for certain awards as a result of the retirement eligibility of a certain officer. We incurred transaction costs of $2.4 million associated with the Acquisition including advisory, legal, due diligence and other professional fees.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Unproved leasehold amortization	$10,408	$16,455	$6,047	37%
Geological and geophysical costs	2,797	358	(2,439)	(681)%
Other, primarily delay rentals	935	569	(366)	(64)%
	$14,140	$17,382	$3,242	19%

Unproved leasehold amortization declined during the six months ended June 30, 2013 as costs related to successful Eagle Ford Shale wells were transferred to proved properties. Geological and geophysical costs increased during the 2013 period due primarily to the purchase of certain seismic data for the South Texas region. Delay rentals increased during the 2013 period due primarily to the increase in undeveloped leasehold acreage acquired in connection with the Acquisition.

Depreciation, Depletion and Amortization

The following table sets forth the nature of the DD&A variances for the periods presented:

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
DD&A expense	$115,905	$102,557	$(13,348)	(13)%
DD&A rate ($/BOE)	$36.50	$28.58	$(7.92)	(28)%

	Production	Rates	Total
DD&A variance due to:	$11,796	$(25,144)	$(13,348)

The effect of lower overall production volumes on DD&A was more than offset by higher depletion rates associated with oil and NGL production. Our average DD&A rate increased due primarily to higher capitalized finding and development costs attributable to our drilling program in the Eagle Ford Shale as well as lower natural gas reserves due to revisions determined as of the end of 2012.

Interest Expense

The following table summarizes the components of our interest expense for the periods presented:

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Interest on borrowings and related fees	$34,485	$28,306	$(6,179)	(22)%
Accretion of original issue discount	431	674	243	36%
Amortization of debt issuance costs	1,454	1,376	(78)	(6)%
Capitalized interest	(83)	(498)	(415)	(83)%
	$36,287	$29,858	$(6,429)	(22)%
Weighted-average debt outstanding	$851,483	$730,373
Weighted average interest rate	8.52%	8.18%

Interest expense increased during the six months ended June 30, 2013 due primarily to higher overall weighted-average debt outstanding and the effect of a change in the mix of outstanding debt to a larger proportion of fixed-rate debt with higher interest rates in the 2013 period as compared a larger proportion of Revolver borrowings at lower interest rates in the 2012 period.

Derivatives

The following table summarizes the components of our derivatives income for the periods presented:

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas derivative realized gain	$5,790	$13,545	$(7,755)	(57)%
Oil and gas derivative unrealized (loss) gain	(4,963)	28,570	(33,533)	(117)%
Interest rate swap realized gain	—	1,406	(1,406)	(100)%
	$827	$43,521	$(42,694)	(98)%

We received cash settlements of $5.8 million, all of which were attributable to commodity derivatives, during the six months ended June 30, 2013 and $15.0 million, including $1.2 million attributable to the termination of an interest rate swap agreement, during the six months ended June 30, 2012. The decrease in realized and unrealized gains on commodity derivatives was due primarily to a substantially lower volume of natural gas production being hedged during the 2013 period as compared to the 2012 period.

Other

Other income increased during the six months ended June 30, 2013 due primarily to income earned from a vendor account processing incentive bonus.

Income Taxes

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Income tax benefit	$22,471	$10,236	$12,235	120%
Effective tax benefit rate	35.0%	36.9%

Due to the operating losses incurred, we recognized an income tax benefit during both periods. The effective tax benefit rate for the six months ended June 30, 2012 included a deferred tax asset valuation allowance due primarily to the inability to recognize tax benefits for certain state net operating losses. However, the 2013 period includes a deferred tax asset valuation allowance for all state net operating losses.

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

The Revolver provides for a $350 million revolving commitment, including a $20 million sublimit for the issuance of letters of credit. The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $250 million upon receiving additional commitments from one or more lenders. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. In May 2013, the borrowing base under the Revolver was increased from $276.2 million to $350 million. The next semi-annual redetermination, based on a review of our total proved oil, NGL and natural gas reserves, is scheduled for November 2013.

As of June 30, 2013, we had $280.0 million of unused borrowing capacity available to us under the Revolver. The borrowing capacity is determined by reducing the current commitment of $350 million by outstanding borrowings and outstanding letters of credit of $3.0 million. The Revolver is available to us for general purposes, including working capital, capital expenditures and acquisitions.

The following table summarizes our borrowing activity under the Revolver during the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended June 30, 2013	$52,077	$71,000	1.7537%
Six months ended June 30, 2013	$37,901	$71,000	1.7526%

Our revenues are subject to significant volatility as a result of changes in commodity prices. Accordingly, we actively manage the exposure of our operating cash flows to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production, typically through the use of collar, swap and swaption contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices and our operating strategy. During the six months ended June 30, 2013, our commodity derivatives portfolio provided $5.3 million of cash inflows related to lower than anticipated prices received for our oil production and $0.5 million of cash inflows attributable to lower than anticipated prices received for our natural gas production.

For the remainder of 2013, we have hedged approximately 76 percent of our estimated crude oil production, at weighted average floor/swap and ceiling prices of between $94.34 and $99.17 per barrel. In addition, we have hedged approximately 62 percent of our estimated natural gas production for 2013, at weighted average floor/swap and ceiling prices of between $3.79 and $4.34 per MMBtu.

Cash Flows

The following table summarizes our statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2013	2012	Variance
Cash flows from operating activities
Operating cash flows, net	$99,634	$82,109	$17,525
Working capital changes, net	51,380	46,592	4,788
Commodity derivative settlements received, net:			—
Crude oil	5,277	(172)	5,449
Natural gas	513	13,718	(13,205)
Interest payments, net of amounts capitalized	(23,215)	(26,656)	3,441
Income tax refunds received	—	311	(311)
Acquisition transaction costs paid	(2,396)	—	(2,396)
Restructuring and exit costs paid	(1,442)	(177)	(1,265)
Net cash provided by operating activities	129,751	115,725	14,026
Cash flows from investing activities
Acquisition and settlement of related obligations, net	(394,549)	—	(394,549)
Capital expenditures - property and equipment	(229,319)	(188,236)	(41,083)
Proceeds from sales of assets and other, net	867	707	160
Net cash used in investing activities	(623,001)	(187,529)	(435,472)
Cash flows from financing activities
Proceeds from the issuance of senior notes	775,000	—	775,000
Retirement of senior notes	(319,090)	—	(319,090)
Proceeds from revolving credit facility borrowings, net	67,000	81,000	(14,000)
Debt issuance costs paid	(24,698)	—	(24,698)
Dividends paid on preferred and common stock	(3,412)	(5,176)	1,764
Other, net	(110)	—	(110)
Net cash provided by financing activities	494,690	75,824	418,866
Net increase (decrease) in cash and cash equivalents	$1,440	$4,020	$(2,580)

Cash Flows From Operating Activities

Higher realized cash flows from higher operating margin oil and NGL operations, despite the absence of production from the divested Appalachian assets, resulted in an increase in our cash flows from operating activities during the six months ended June 30, 2013 as compared to the corresponding period during 2012. We also had lower amounts paid for interest during the 2013 period due to lower average outstanding Revolver balances. These increases were partially offset by lower settlements from our commodity derivatives portfolio during the 2013 period as compared to the corresponding period during 2012 due primarily to a significantly lower volume of natural gas production subject to hedges. We also paid transaction costs, including advisory, legal, due diligence and other professional fees in connection with the Acquisition during the 2013 period. There were no similar costs paid during the 2012 period. Restructuring and exit costs paid were higher during the 2013 period as compared to the corresponding period of 2012 due primarily to ongoing contractual payments for firm transportation capacity in the Appalachian region subsequent to our 2012 sale of assets in that region.

Cash Flows From Investing Activities

Through June 30, 2013, we paid approximately $395 million for the Acquisition. This amount includes: (i) approximately $380 million, including approximately $19 million of initial purchase price adjustments, paid to MHR at settlement, (ii) approximately $36 million, net paid subsequent to the to Date of Acquisition to settle obligations assumed in the Acquisition, and (iii) the receipt of approximately $21 million of proceeds received from certain of our joint interest partners upon the exercise of their preferential rights with respect to the Acquisition.

Capital expenditures were substantially higher during the six months ended June 30, 2013 as compared to the corresponding period during 2012 due primarily to the higher level of drilling activity and pipeline construction attributable to our Eagle Ford Shale program.

Proceeds from sales of non-core properties and other assets were received during both the 2013 and 2012 periods. The amounts received during the 2013 period were attributable primarily to the assignment of certain properties in West Virginia, associated with our 2012 sale of natural gas assets that was not completed until January 2013. The amounts received during the 2012 period were attributable to the sale of our remaining undeveloped acreage in Butler and Armstrong Counties, Pennsylvania.

The following table sets forth costs related to our capital expenditure program for the periods presented:

	Six Months Ended June 30,
	2013	2012
Oil and gas:
Development drilling	$190,164	$120,304
Exploration drilling	12,719	42,056
Geological and geophysical (seismic) costs	2,797	320
Lease acquisitions	25,006	10,894
Pipeline, gathering facilities and other	9,774	8,349
	240,460	181,923
Other - Corporate	1,382	426
Total capital program costs	$241,842	$182,349

The following table reconciles the total costs of our capital expenditure program with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2013	2012
Total capital program costs	$241,842	$182,349
Less:
Exploration expenses
Geological and geophysical (seismic)	(2,797)	(320)
Other, primarily delay rentals	(935)	(502)
Transfers from tubular inventory and well materials	(1,155)	(10,775)
Changes in accrued capitalized costs	(7,734)	14,616
Add:
Tubular inventory and well materials purchased in advance of drilling	15	2,370
Capitalized interest	83	498
Total cash paid for capital expenditures	$229,319	$188,236

Cash Flows From Financing Activities

In April 2013, we issued the the 2020 Senior Notes which were used to fund the Acquisition and a portion of the Tender and Redemption of all of our outstanding 2016 Senior Notes. We incurred and paid costs associated with the issuance of the 2020 Notes as well as costs associated with an amendment to our Revolver. Cash flows from financing activities for both the six months ended June 30, 2013 and 2012 include borrowings under the Revolver. The 2013 period includes dividends paid on our 6% Series A Convertible Perpetual Preferred Stock, or the 6% Preferred Stock, and the 2012 period includes dividends paid on our common stock.

Financial Condition

As of June 30, 2013, we had $280.0 million of unused borrowing capacity available to us under the Revolver. The borrowing capacity is determined by reducing the current commitment of $350 million by outstanding borrowings of $67 million and outstanding letters of credit of $3.0 million. The Revolver includes certain financial covenants as described below that could limit borrowings under the Revolver to amounts below the current commitment and borrowing base. The indentures for our senior notes include an incurrence test which could potentially limit our ability to issue additional debt if our interest coverage ratio, as defined in the indentures, is less than 2.25 times consolidated EBITDAX, a non-GAAP measure. Our actual interest coverage ratio for the twelve month period ended June 30, 2013 was 3.47 times.

Debt and Credit Facilities and Preferred Stock Financing

Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of June 30, 2013, the actual interest rate applicable to the Revolver was 1.75%.

The Revolver is guaranteed by Penn Virginia and all of our material subsidiaries, or the Guarantor Subsidiaries. The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.

2019 Senior Notes. The 7.25% Senior Notes due 2019, or the 2019 Senior Notes, which were issued at par in April 2011, bear interest at an annual rate of 7.25% payable on April 15 and October 15 of each year. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.

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

As of June 30, 2013 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with these financial covenants. The following table summarizes the actual results of our financial covenant compliance under the Revolver as of and for the period ended June 30, 2013:

	Required	Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	< 4.5 to 1	3.5 to 1
Current ratio	> 1.0 to 1	2.4 to 1

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

Future Capital Needs and Commitments

In 2013, we anticipate making capital expenditures, excluding any additional acquisitions, of up to approximately $510 million. The capital expenditures for 2013 will be funded primarily by operating cash flows and borrowings under the Revolver. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on available opportunities, industry conditions, cash flows provided by operating activities and the availability of capital.

Based on expenditures to date and forecasted activity for the remainder of 2013, we expect to allocate capital expenditures as follows: Eagle Ford Shale (approximately 92 percent) and Mid-Continent region and all other areas (approximately eight percent). This allocation includes approximately 86 percent for drilling and completions, 10 percent for leasehold acquisition and four percent for pipeline, gathering, seismic, facilities and other projects. We anticipate that we will allocate substantially all of our capital expenditures to oil and NGL projects.

Environmental Matters

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of June 30, 2013, we have recorded asset retirement obligations of $6.2 million attributable to these activities. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or regulations or the adoption of new environmental laws or regulations, including any significant limitation on the use of hydraulic fracturing, have the potential to adversely affect our operations.

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

 New Accounting Standards

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The disclosures required by ASU 2013-02 are included in Note 11 to the Condensed Consolidated Financial Statements. The adoption of ASU 2013-02 did not have a significant impact on our Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

Item 3        Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.

 Interest Rate Risk

All of our long-term debt instruments, with the exception of the Revolver, have fixed interest rates. Our interest rate risk is attributable to our borrowings under the Revolver, which is subject to variable interest rates. As of June 30, 2013, we had borrowings of $67 million under the Revolver at an interest rate of 1.75%. Assuming a constant borrowing level of $67 million under the Revolver, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of approximately $0.7 million on an annual basis.

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

As of June 30, 2013, we reported a commodity derivative asset of $14.1 million. The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties. The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of June 30, 2013.

During the six months ended June 30, 2013, we reported net commodity derivative gains of $0.8 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table sets forth our commodity derivative positions as of June 30, 2013:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2013	Collars	1,900	$90.00	$99.17	$—	$68
Fourth quarter 2013	Collars	1,900	$90.00	99.17	110	—
First quarter 2014	Collars	500	$90.00	97.60	74	—
Second quarter 2014	Collars	500	$90.00	97.60	131	—
Third quarter 2013	Swaps	6,500	$95.61		1,273	1,566
Fourth quarter 2013	Swaps	6,500	$95.61		1,720	837
First quarter 2014	Swaps	6,000	$93.60		1,494	682
Second quarter 2014	Swaps	6,000	$93.60		1,778	142
Third quarter 2014	Swaps	5,500	$92.91		1,862	—
Fourth quarter 2014	Swaps	5,500	$92.91		2,433	—
First quarter 2014	Swaption	812	$100.00		—	88
Second quarter 2014	Swaption	812	$100.00		—	88
Third quarter 2014	Swaption	812	$100.00		—	88
Fourth quarter 2014	Swaption	812	$100.00		—	88

Natural Gas:		(in MMBtu)	($/MMBtu)
Third quarter 2013	Collars	10,000	$3.50	4.30	69	—
Fourth quarter 2013	Collars	15,000	$3.67	4.37	277	—
First quarter 2014	Collars	5,000	$4.00	4.50	113	—
Third quarter 2013	Swaps	15,000	$3.92		426	—
Fourth quarter 2013	Swaps	10,000	$4.04		335	—
First quarter 2014	Swaps	10,000	$4.28		346	—
Second quarter 2014	Swaps	15,000	$4.10		388	—
Third quarter 2014	Swaps	15,000	$4.10		285	—
Fourth quarter 2014	Swaps	5,000	$4.50		211	—
First quarter 2015	Swaps	5,000	$4.50		119	—
Settlements to be received in subsequent period					292	—

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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives	$(37.5)	$35.9
Effect on the fair value of natural gas derivatives	$(7.9)	$8.4

Effect on 2013 operating income, excluding crude oil derivatives	$21.1	$(21.1)
Effect on 2013 operating income, excluding natural gas derivatives	$6.7	$(6.7)

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, such disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6	Exhibits

(2.1)
Stock Purchase Agreement, dated as of April 2, 2013, by and among Magnum Hunter Resources Corporation, as seller, Penn Virginia Oil & Gas Corporation as buyer and Penn Virginia Corporation, as additional party and guarantor (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on April 10, 2013).

(2.1.1)
Amendment to Stock Purchase Agreement, dated as of April 8, 2013, by and among Magnum Hunter Resources Corporation, Penn Virginia Oil & Gas Corporation and Penn Virginia Corporation (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on April 10, 2013).

(3.1)	Amended and Restated Bylaws of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on May 3, 2013).

(3.2)	Restated Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on July 30, 2013).

(4.1)
Senior Indenture dated June 15, 2009, among Penn Virginia Corporation, as issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 16, 2009).

(4.1.1)
Fourth Supplemental Indenture relating to the 8.500% Senior Notes due 2020, dated April 24, 2013, among Penn Virginia Corporation, as issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on April 29, 2013).

(4.1.2)	Form of 8.500% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 contained in Exhibit 1 to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on April 29, 2013).

(4.2)
Registration Rights Agreement, dated April 24, 2013, among Penn Virginia Corporation, the several guarantors named therein and RBC Capital Markets, LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K filed on April 29, 2013).

(4.3)
Registration Rights, Lock-Up and Buy-Back Agreement, dated April 24, 2013, between Penn Virginia Corporation and Magnum Hunter Resources Corporation (incorporated by reference to Exhibit 4.5 to Registrant's Current Report on Form 8-K filed on April 29, 2013).

(4.4)
Fifth Supplemental Indenture relating to the 10.375% Senior Notes due 2016, dated April 24, 2013, among Penn Virginia Corporation, as issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Registrant's Current Report on Form 8-K filed on April 29, 2013).

(10.1)
Waiver and First Amendment to Credit Agreement, dated as of April 2, 2013, by and among Penn Virginia Holding Corp., as borrower, Penn Virgina Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 3, 2013).

(10.2)
Waiver and Second Amendment to Credit Agreement, dated as of April 2, 2013, by and among Penn Virginia Holding Corp., as borrower, Penn Virgina Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 11, 2013).

(10.3)
Assignment and Third Amendment to Credit Agreement, dated as of May 20, 2013, among Penn Virginia Holding Corp., as borrower, Penn Virgina Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 3, 2013).

(10.4)
Guaranty, dated as of April 2, 2013, by Penn Virginia Corporation in favor of Magnum Hunter Resources Corporation (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 10, 2013).

(10.5)	Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 3, 2013).

(10.5.1)
Form of Agreement for Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 3, 2013).

(10.5.2)
Form of Agreement for Performance Based Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 3, 2013).

(10.5.3)
Form of Agreement for Stock Option Grants under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on May 3, 2013).

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

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

August 7, 2013	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President and Controller