Form 10-Q
period 2013-09-30
PENN VIRGINIA CORP
filed 2013-10-30
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 As of October 25, 2013, 65,292,520 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Crude oil	$100,564	$56,995	$250,489	$174,100
Natural gas liquids (NGLs)	8,212	6,671	22,652	23,298
Natural gas	12,872	11,909	40,465	37,098
(Loss) gain on sales of property and equipment, net	(186)	1,573	(479)	2,407
Other	151	551	1,339	2,052
Total revenues	121,613	77,699	314,466	238,955
Operating expenses
Lease operating	8,457	6,206	24,891	24,613
Gathering, processing and transportation	3,039	3,127	9,598	11,672
Production and ad valorem taxes	6,597	4,589	19,532	7,915
General and administrative	12,677	11,634	39,276	35,522
Exploration	3,957	9,265	18,097	26,647
Depreciation, depletion and amortization	62,450	49,331	178,355	151,888
Impairments	132,224	700	132,224	29,316
Loss on firm transportation commitment	—	17,332	—	17,332
Total operating expenses	229,401	102,184	421,973	304,905
Operating loss	(107,788)	(24,485)	(107,507)	(65,950)
Other income (expense)
Interest expense	(20,218)	(14,979)	(56,505)	(44,837)
Loss on extinguishment of debt	—	(3,144)	(29,157)	(3,144)
Derivatives	(24,035)	(12,271)	(23,208)	31,250
Other	35	60	79	89
Loss from operations before income taxes	(152,006)	(54,819)	(216,298)	(82,592)
Income tax benefit	53,106	22,208	75,577	32,444
Net loss	(98,900)	(32,611)	(140,721)	(50,148)
Preferred stock dividends	(1,725)	—	(5,175)	—
Net loss attributable to common shareholders	$(100,625)	$(32,611)	$(145,896)	$(50,148)
Net loss per share:
Basic	$(1.54)	$(0.71)	$(2.38)	$(1.09)
Diluted	$(1.54)	$(0.71)	$(2.38)	$(1.09)

Weighted average shares outstanding - basic	65,465	46,050	61,272	46,009
Weighted average shares outstanding - diluted	65,465	46,050	61,272	46,009

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(98,900)	$(32,611)	$(140,721)	$(50,148)
Other comprehensive income:
Change in pension and postretirement obligations, net of tax of $10 and $30 in 2013 and $11 and $37 in 2012	18	23	56	69
	18	23	56	69
Comprehensive loss	$(98,882)	$(32,588)	$(140,665)	$(50,079)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - unaudited
(in thousands, except share data)

	As of
	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$38,321	$17,650
Accounts receivable, net of allowance for doubtful accounts	147,920	62,978
Derivative assets	4,424	11,292
Other current assets	5,177	4,595
Total current assets	195,842	96,515
Property and equipment, net (successful efforts method)	2,170,122	1,723,359
Derivative assets	1,900	5,181
Other assets	38,572	17,934
Total assets	$2,406,436	$1,842,989

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$223,079	$111,655
Derivative liabilities	15,305	—
Deferred income taxes	574	370
Total current liabilities	238,958	112,025
Other liabilities	32,467	28,901
Derivative liabilities	799	1,421
Deferred income taxes	135,429	210,767
Long-term debt	1,203,000	594,759

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock of $100 par value – 100,000 shares authorized; 11,500 shares issued as of September 30, 2013 and December 31, 2012 with a redemption value of $10,000 per share	1,150	1,150
Common stock of $0.01 par value – 128,000,000 shares authorized; 65,292,520 and 55,117,346 shares issued as of September 30, 2013 and December 31, 2012, respectively	465	364
Paid-in capital	895,450	849,046
Retained earnings (Accumulated deficit)	(100,106)	45,790
Deferred compensation obligation	2,727	3,111
Accumulated other comprehensive loss	(926)	(982)
Treasury stock – 226,237 and 218,320 shares of common stock, at cost, as of September 30, 2013 and December 31, 2012, respectively	(2,977)	(3,363)
Total shareholders’ equity	795,783	895,116
Total liabilities and shareholders’ equity	$2,406,436	$1,842,989

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(140,721)	$(50,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	29,157	3,144
Loss on firm transportation commitment	—	17,332
Depreciation, depletion and amortization	178,355	151,888
Impairments	132,224	29,316
Derivative contracts:
Net losses (gains)	23,208	(31,250)
Cash settlements	1,625	24,189
Deferred income tax benefit	(75,577)	(32,444)
Loss (gain) on sales of assets, net	479	(2,407)
Non-cash exploration expense	14,167	24,765
Non-cash interest expense	2,846	3,107
Share-based compensation (equity-classified)	4,781	4,233
Other, net	1,461	302
Changes in operating assets and liabilities	52,829	48,187
Net cash provided by operating activities	224,834	190,214

Cash flows from investing activities
Acquisition, net	(358,239)	—
Payments to settle working capital adjustments assumed in acquisition, net	(43,023)	—
Capital expenditures - property and equipment	(356,964)	(257,194)
Proceeds from sales of assets, net	653	93,276
Other, net	—	180
Net cash used in investing activities	(757,573)	(163,738)

Cash flows from financing activities
Proceeds from the issuance of senior notes	775,000	—
Retirement of senior notes	(319,090)	—
Proceeds from revolving credit facility borrowings	219,000	181,000
Repayment of revolving credit facility borrowings	(91,000)	(203,000)
Debt issuance costs paid	(25,199)	(1,779)
Dividends paid on preferred stock	(5,137)	—
Dividends paid on common stock	—	(5,176)
Other, net	(164)	—
Net cash provided by (used in) financing activities	553,410	(28,955)
Net increase (decrease) in cash and cash equivalents	20,671	(2,479)
Cash and cash equivalents - beginning of period	17,650	7,512
Cash and cash equivalents - end of period	$38,321	$5,033

Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$20,671	$27,865
Income taxes (net of refunds received)	$—	$(32,574)
Non-cash investing and financing activities:
Other assets acquired related to acquisition	$52,794	$—
Other liabilities assumed related to acquisition	$63,952	$—
Common stock transferred as consideration for acquisition	$42,300	$—

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - unaudited
For the Quarterly Period Ended September 30, 2013
(in thousands, except per share amounts)

1.	Organization

Penn Virginia Corporation (“Penn Virginia,” “we,” “us” or “our”) is an independent oil and gas company engaged primarily in the exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas in various onshore regions of the United States. Our current operations and capital expenditures are substantially concentrated in the Eagle Ford Shale in South Texas. We also have operations in the Granite Wash in Oklahoma, the Haynesville Shale and Cotton Valley in East Texas and the Selma Chalk in Mississippi.

2.	Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts for the 2012 period have been reclassified to conform to the current year presentation.

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The disclosures required by ASU 2013-02 are included in Note 12. The adoption of ASU 2013-02 did not have a significant impact on our Condensed Consolidated Financial Statements and Notes.

Management has evaluated all activities of the Company, through the date upon which our Condensed Consolidated Financial Statements were issued, and concluded that no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

3.	Acquisitions and Divestitures

Acquisitions

On April 24, 2013 (the “Date of Acquisition”), we acquired producing properties and undeveloped leasehold interests in the Eagle Ford Shale play (the “Acquisition”) from Magnum Hunter Resources Corporation (“MHR”). The Acquisition was originally valued at $401 million with an effective date of January 1, 2013 (the “Effective Date”). On the Date of Acquisition, we paid approximately $380 million in cash, including approximately $19 million of initial purchase price adjustments related to the period from the Effective Date to the Date of Acquisition utilizing a portion of the proceeds from the private placement of $775 million of 8.5% Senior Notes due 2020 (the “2020 Senior Notes”), and issued to MHR 10 million shares of our common stock (the “Shares”) with a fair value of $4.23 per share. Shortly after the Date of Acquisition, certain of our joint interest partners exercised preferential rights related to the Acquisition. We received approximately $21 million from the exercise of these rights, which was recorded as a decrease to our purchase price for the Acquisition.

We incurred $2.4 million of transaction costs associated with the Acquisition, including advisory, legal, due diligence and other professional fees. These costs, as well as fees that we paid to MHR for certain transition services, have been included in the General and administrative caption on our Condensed Consolidated Statements of Operations.

We accounted for the Acquisition by applying the acquisition method of accounting as of the Date of Acquisition. The initial accounting for the Acquisition as presented below is based upon preliminary information and was not complete as of the date our Condensed Consolidated Financial Statements were issued. We received a proposed final settlement from MHR on August 23, 2013. We completed an audit of the settlement statement and submitted our proposed adjustments on October 21, 2013. MHR has 30 days to review and respond to our proposed adjustments. Accordingly, final accounting for the acquired net assets is expected to be completed during the fourth quarter of 2013.

In the three months ended September 30, 2013, we recorded certain measurement period adjustments based on the receipt of additional information which had the effect of increasing the fair value of oil and gas properties by $5.4 million and other assets by $2.0 million with a corresponding increase to accounts payable and accrued expenses of $7.4 million. Accordingly, we have updated the preliminary fair values of net assets acquired from those that were disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2013. The following table represents the preliminary fair values assigned to the net assets acquired as of the Date of Acquisition and the consideration transferred:

Assets
Oil and gas properties - proved	$287,465
Oil and gas properties - unproved	124,232
Accounts receivable, net	50,726
Other assets	2,068
464,491
Liabilities
Accounts payable and accrued expenses	(62,452)
Other liabilities	(1,500)
(63,952)
Net assets acquired	$400,539

Cash, net of amounts received for preferential rights	$358,239
Fair value of the Shares issued to MHR	42,300
Consideration transferred	$400,539

The fair values of the acquired net assets were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to valuation of oil and natural gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future cash flows and (v) a market-based weighted-average cost of capital. Because many of these inputs are not observable, we have classified the initial fair value estimates as Level 3 inputs as that term is defined in U.S. GAAP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$121,613	$97,030	$340,809	$288,282
Net loss attributable to common shareholders	$(99,190)	$(30,360)	$(139,181)	$(28,405)
Loss per share - basic and diluted	$(1.52)	$(0.54)	$(2.13)	$(0.51)

Divestitures

In July 2012, we sold our natural gas assets in West Virginia, Kentucky and Virginia for approximately $100 million. During the three months ended June 30, 2012, we recognized an impairment of $28.6 million related to these assets in advance of the sale, and we recognized a gain of $1.7 million upon completion of the sale during the three months ended September 30, 2012.

4.       Accounts Receivable and Major Customers

The following table summarizes our accounts receivable by type as of the dates presented:

	As of
	September 30,	December 31,
	2013	2012
Customers	$84,412	$43,967
Joint interest partners	62,588	16,154
Other	1,542	4,523
	148,542	64,644
Less: Allowance for doubtful accounts	(622)	(1,666)
	$147,920	$62,978

For the nine months ended September 30, 2013, three customers accounted for $124.1 million, or approximately 40%, of our consolidated product revenues. The revenues generated from these customers during the nine months ended September 30, 2013 were $51.9 million, $37.7 million and $34.5 million or 17%, 12% and 11% of the consolidated total, respectively. As of September 30, 2013, $46.1 million, or approximately 55% of our consolidated accounts receivable from customers was related to these customers. For the nine months ended September 30, 2012, three customers accounted for $115.6 million, or approximately 49% of our consolidated product revenues. The revenues generated from these customers during the nine months ended September 30, 2012 were $45.9 million, $39.5 million and $30.3 million or approximately 19%, 17% and 13% of the consolidated total, respectively. As of December 31, 2012, $16.3 million, or approximately 37% of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

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

The following table sets forth our commodity derivative positions as of September 30, 2013:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2013	Collars	2,400	$91.04	$100.02	$—	$707
First quarter 2014	Collars	1,500	$93.33	102.80	112	154
Second quarter 2014	Collars	1,500	$93.33	102.80	287	67
Fourth quarter 2013	Swaps	7,000	$95.94		224	3,806
First quarter 2014	Swaps	7,500	$93.86		292	3,580
Second quarter 2014	Swaps	7,500	$93.86		767	2,363
Third quarter 2014	Swaps	8,000	$93.18		1,041	1,841
Fourth quarter 2014	Swaps	8,000	$93.18		1,434	1,052
First quarter 2015	Swaps	2,000	$92.03		192	231
Second quarter 2015	Swaps	2,000	$92.03		518	376
Third quarter 2015	Swaps	1,000	$91.25		319	236
Fourth quarter 2015	Swaps	1,000	$91.25		395	254
First quarter 2014	Swaption	812	$100.00		—	111
Second quarter 2014	Swaption	812	$100.00		—	111
Third quarter 2014	Swaption	812	$100.00		—	112
Fourth quarter 2014	Swaption	812	$100.00		—	112

Natural Gas:		(in MMBtu)	($/MMBtu)
Fourth quarter 2013	Collars	15,000	$3.67	$4.37	242	—
First quarter 2014	Collars	5,000	$4.00	$4.50	131	—
Fourth quarter 2013	Swaps	10,000	$4.04		411	—
First quarter 2014	Swaps	10,000	$4.28		407	—
Second quarter 2014	Swaps	15,000	$4.10		433	—
Third quarter 2014	Swaps	15,000	$4.10		344	—
Fourth quarter 2014	Swaps	5,000	$4.50		240	—
First quarter 2015	Swaps	5,000	$4.50		151	—
Settlements to be paid in subsequent period					—	2,608

Interest Rate Swaps

In February 2012, we entered into an interest rate swap agreement to establish variable interest rates on approximately one-third of the outstanding obligation under our 7.25% Senior Notes due 2019 (the “2019 Senior Notes”). In May 2012, we terminated this agreement and received $1.2 million in cash proceeds. As of September 30, 2013, we had no interest rate derivative instruments outstanding.

Financial Statement Impact of Derivatives

The impact of our derivatives activities on income is included in the Derivatives caption on our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Impact by contract type:
Commodity contracts	$(24,035)	$(12,271)	$(23,208)	$29,844
Interest rate contracts	—	—	—	1,406
	$(24,035)	$(12,271)	$(23,208)	$31,250
Cash settlements and gains (losses):
Cash received for:
Commodity contract settlements	$(4,165)	$9,238	$1,625	$22,783
Interest rate contract settlements	—	—	—	1,406
	(4,165)	9,238	1,625	24,189
Gains (losses) attributable to:
Commodity contracts	(19,870)	(21,509)	(24,833)	7,061
Interest rate contracts	—	—	—	—
	(19,870)	(21,509)	(24,833)	7,061
	$(24,035)	$(12,271)	$(23,208)	$31,250

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

The following table summarizes the fair values of our derivative instruments as well as the locations of these instruments, on our Condensed Consolidated Balance Sheets as of the dates presented:

		Fair Values as of
		September 30, 2013		December 31, 2012
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities - current	$4,424	$15,305	$11,292	$—
Interest rate contracts	Derivative assets/liabilities - current	—	—	—	—
		4,424	15,305	11,292	—

Commodity contracts	Derivative assets/liabilities - noncurrent	1,900	799	5,181	1,421
Interest rate contracts	Derivative assets/liabilities - noncurrent	—	—	—	—
		1,900	799	5,181	1,421
		$6,324	$16,104	$16,473	$1,421

As of September 30, 2013, we reported a commodity derivative asset of $6.3 million. The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment

The following table summarizes our property and equipment as of the dates presented:

	As of
	September 30,	December 31,
	2013	2012
Oil and gas properties:
Proved	$2,791,757	$2,277,811
Unproved	154,174	60,746
Total oil and gas properties	2,945,931	2,338,557
Other property and equipment	102,998	93,648
Total property and equipment	3,048,929	2,432,205
Accumulated depreciation, depletion and amortization	(878,807)	(708,846)
	$2,170,122	$1,723,359

7.	Long-Term Debt

The following table summarizes our long-term debt as of the dates presented:

	As of
	September 30,	December 31,
	2013	2012
Revolving credit facility	$128,000	$—
Senior notes due 2016, net of discount (principal amount of $300,000)	—	294,759
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	—
	$1,203,000	$594,759

Revolving Credit Facility

The revolving credit facility (the “Revolver”) was amended in October 2013 to increase the revolving commitment from $350 million to $400 million (the “Amendment”). Concurrently, the borrowing base under the Revolver was increased from $350 million to $425 million, based on a review of our total proved oil, NGL and natural gas reserves. The Amendment also provides for an extension of the current maximum leverage ratio of 4.5 to 1.0 for an additional six months and allows for the Revolver's administrative agent to replace any lender who fails to approve a borrowing base increase approved by lenders representing two thirds of the aggregate commitment.

The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $200 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The next semi-annual redetermination is scheduled for May 2014. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $3.0 million outstanding as of September 30, 2013. As of September 30, 2013, which was prior to the Amendment, our available borrowing capacity under the Revolver was $219.0 million.

Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of September 30, 2013, the actual interest rate on the outstanding borrowings under the Revolver was 1.9375% which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 1.75%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of September 30, 2013, commitment fees are being charged at a rate of 0.375%.

The Revolver is guaranteed by Penn Virginia and all of our material subsidiaries (the “Guarantor Subsidiaries”). The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.

The Revolver includes both current ratio and leverage ratio financial covenants. The current ratio is defined in the Revolver to include, among other things, adjustments for undrawn availability and may not be less than 1.0 to 1.0. The ratio of total net debt to EBITDAX, a non-GAAP financial measure defined in the Revolver, may not exceed 4.5 to 1.0 through June 30, 2014, 4.25 to 1.0 through December 31, 2014 and then 4.0 to 1.0 through maturity.

2016 Senior Notes

In May 2013, we completed a tender offer and redemption (the “Tender Offer and Redemption”) for all of our outstanding 10.375% Senior Notes due 2016 (the “2016 Senior Notes”). We paid a total of $330.9 million including consent payments and accrued interest in connection with the Tender Offer and Redemption and recognized a loss on the extinguishment of debt of $29.2 million. The loss on extinguishment of debt included non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes.

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

2020 Senior Notes

On April 24, 2013, we completed a private placement of the 2020 Senior Notes. In July 2013, we completed an exchange offer that resulted in the registration of all of the 2020 Senior Notes. The 2020 Senior Notes were priced at par and interest is payable on June 15 and December 15 of each year. The 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Approximately $380 million of the net proceeds from the private placement, together with the Shares, were used to finance the Acquisition, including purchase price adjustments. The remaining net proceeds were used to pay down borrowings under the Revolver and to fund a portion of the Tender Offer and Redemption.

The guarantees provided by Penn Virginia, which is the parent company, and the Guarantor Subsidiaries under the Revolver and the senior indebtedness described above are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. The parent company and its non-guarantor subsidiaries have no material independent assets or operations. There are no significant restrictions on the ability of the parent company or any of the Guarantor Subsidiaries to obtain funds through dividends or other means, including advances and intercompany notes, among others.

8.	Income Taxes

Due to the operating losses incurred, we recognized an income tax benefit for all periods presented. The effective tax benefit rates for the three and nine months ended September 30, 2013 included a deferred tax asset valuation allowance due primarily to the inability to recognize tax benefits for all current state net operating losses. The effective tax benefit rates for the three and nine months ended September 30, 2012 included a deferred tax asset valuation for certain state net operating losses.

9.	Additional Balance Sheet Detail

The following table summarizes components of selected balance sheet accounts as of the dates presented:

	As of
	September 30,	December 31,
	2013	2012
Other current assets:
Tubular inventory and well materials	$2,413	$4,033
Prepaid expenses	2,764	562
	$5,177	$4,595
Other assets:
Debt issuance costs	$30,802	$13,186
Assets of supplemental employee retirement plan (“SERP”)	3,537	3,237
Other	4,233	1,511
	$38,572	$17,934
Accounts payable and accrued liabilities:
Trade accounts payable	$79,878	$37,835
Drilling and other lease operating costs	44,537	37,703
Royalties	33,917	14,390
Production and franchise taxes	11,542	2,874
Compensation - related	6,164	6,853
Interest	38,816	5,828
Preferred stock dividends	1,725	1,687
Other	6,500	4,485
	$223,079	$111,655
Other liabilities:
Firm transportation obligation	$13,525	$14,333
Asset retirement obligations (“AROs”)	6,301	4,513
Defined benefit pension obligations	1,718	1,821
Postretirement health care benefit obligations	2,825	2,634
Deferred compensation - SERP obligation and other	3,644	3,310
Other	4,454	2,290
	$32,467	$28,901

10.	Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of September 30, 2013, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value.

The following table summarizes the fair value of our long-term debt with fixed interest rates, which is estimated based on the published market prices for these debt obligations, as of the dates presented:

	As of
	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2016	$—	$—	$316,500	$294,759
Senior Notes due 2019	294,000	300,000	286,500	300,000
Senior Notes due 2020	786,625	775,000	—	—
	$1,080,625	$1,075,000	$603,000	$594,759

Recurring Fair Value Measurements

Certain financial assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and liabilities as of the dates presented:

	As of September 30, 2013
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets - current	$4,424	$—	$4,424	$—
Commodity derivative assets - noncurrent	1,900	—	1,900	—
Assets of SERP	3,537	3,537	—	—
Liabilities:
Commodity derivative liabilities - current	(15,305)	—	(15,305)	—
Commodity derivative liabilities - noncurrent	(799)	—	(799)	—
Deferred compensation - SERP obligations	(3,639)	(3,639)	—	—

	As of December 31, 2012
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets - current	$11,292	$—	$11,292	$—
Commodity derivative assets - noncurrent	5,181	—	5,181	—
Assets of SERP	3,237	3,237	—	—
Liabilities:
Commodity derivative liabilities - noncurrent	(1,421)	—	(1,421)	—
Deferred compensation - SERP obligations	(3,305)	(3,305)	—	—

Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the three and nine months ended September 30, 2013 and 2012.

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

The determination of the fair value of AROs is based upon regional market and facility specific information. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. Because these significant fair value inputs are typically not observable, we have categorized the initial estimates as level 3 inputs.

11.    Commitments and Contingencies

Drilling and Completion Commitments

We have agreements to purchase drilling and completion services from third parties with remaining terms of up to 13 months including certain drilling services agreements assumed by us in connection with the Acquisition. The drilling agreements include early termination provisions that would require us to pay penalties if we terminate the agreements prior to the end of their original terms. The amount of penalty is based on the number of days remaining in the contractual term. As of September 30, 2013, the penalty amount would have been $8.2 million if we had terminated our agreements on that date.

Legal and Regulatory

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter pertaining to certain properties that remains outstanding as of September 30, 2013. In addition to the reserve for litigation, we maintain a suspense account which includes approximately $1.9 million representing the excess of revenues received over costs incurred attributable to these properties. As of September 30, 2013, we also have AROs of approximately $6.3 million attributable to the plugging of abandoned wells.

12.	Shareholders’ Equity

The following tables summarizes the components of our shareholders' equity and the changes therein as of and for the nine months ended September 30, 2013 and 2012:

	As of				As of
	December 31,		Dividends	All Other	September 30,
	2012	Net Loss	Declared [1]	Changes	2013
Preferred stock	$1,150	$—	$—	$—	$1,150
Common stock [2]	364	—	—	101	465
Paid-in capital [2]	849,046	—	—	46,404	895,450
Retained earnings	45,790	(140,721)	(5,175)	—	(100,106)
Deferred compensation obligation	3,111	—	—	(384)	2,727
Accumulated other comprehensive loss [3]	(982)	—	—	56	(926)
Treasury stock	(3,363)	—	—	386	(2,977)
	$895,116	$(140,721)	$(5,175)	$46,563	$795,783

	As of				As of
	December 31,		Dividends	All Other	September 30,
	2011	Net Loss	Declared [4]	Changes	2012
Common stock	$270	$—	$—	$1	$271
Paid-in capital	690,131	—	—	4,228	694,359
Retained earnings	157,242	(50,148)	(5,176)	—	101,918
Deferred compensation obligation	3,620	—	—	(548)	3,072
Accumulated other comprehensive loss [3]	(1,084)	—	—	69	(1,015)
Treasury stock	(3,870)	—	—	547	(3,323)
	$846,309	$(50,148)	$(5,176)	$4,297	$795,282
_______________________
1 Includes dividends of $450.00 per share of 6% Convertible Perpetual Preferred Stock (the “6% Preferred Stock”).
2 Includes the Shares, with a fair value of $4.23 per share, that were issued to MHR in connection with the Acquisition.
3 The Accumulated other comprehensive loss (“AOCL”) is entirely attributable to our defined benefit pension and postretirement health care plans. The changes in the balance of AOCL for the nine months ended September 30, 2013 and 2012 represent reclassifications from AOCL to net periodic benefit expense, a component of General and administrative expenses, of $86 and $106 and are presented above net of taxes of $30 and $37.
4 Includes dividends of $0.1125 per share of common stock.

As discussed in Note 3, we issued the Shares to MHR in April 2013 as part of the consideration paid in connection with the Acquisition. In connection with the Shares issued to MHR, we entered into a Registration Rights, Lock-Up and Buy-Back Agreement and a Standstill Agreement (collectively, the “Share Agreements”) which provided for certain rights and obligations. In September 2013, MHR sold the Shares to institutional investors in a series of private transactions. Accordingly, the Share Agreements no longer have effect.

13.	Share-Based Compensation

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

With the exception of performance-based restricted stock units (“PBRSUs”), all of the awards issued under our Stock Compensation Plans are classified as equity instruments because they result in the issuance of common stock on the date of grant, upon exercise or are otherwise payable in common stock upon vesting. The compensation cost attributable to these awards is measured at the grant date and recognized over the applicable vesting period as a non-cash item of expense. Because the PBRSUs are payable in cash, they are considered liability-classified awards and are included in the Other liabilities caption on our Condensed Consolidated Balance Sheets. Compensation cost associated with the PBRSUs is measured at the end of each reporting period and recognized based on the period of time that has elapsed during each of the individual performance periods.

The following table summarizes our share-based compensation expense recognized for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity-classified awards:
Stock option awards	$612	$950	$2,518	$3,108
Common, deferred and restricted stock and stock unit awards	398	332	2,263	1,125
	1,010	1,282	4,781	4,233
Liability-classified awards	1,095	165	1,544	790
	$2,105	$1,447	$6,325	$5,023

14.	Restructuring and Exit Activities

In 2012, we completed an organizational restructuring in conjunction with the sale of our natural gas assets in West Virginia, Kentucky and Virginia. We terminated approximately 30 employees and closed our regional office in Canonsburg, Pennsylvania. In addition, we have a contractual commitment for certain firm transportation capacity in the Appalachian region that expires in 2022 and, as a result of the sale, we no longer have production to satisfy this commitment. While we intend to sell our unused firm transportation in the future to the extent possible, we recognized an obligation in 2012 representing the liability for estimated discounted future net cash outflows over the remaining term of the contract. The activity summarized below includes contractual payments on the obligation as well as the recognition of accretion expense.

The following table summarizes our restructuring and exit activity-related obligations and the changes therein for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$16,677	$251	$17,263	$576
Employee, office and other costs accrued, net	2	1,431	5	1,283
Firm transportation charge	—	17,332	—	17,332
Accretion of firm transportation obligation	410	—	1,263	—
Cash payments, net	(705)	(1,359)	(2,147)	(1,536)
Balance at end of period	$16,384	$17,655	$16,384	$17,655

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

The current portion of these restructuring and exit cost obligations is included in the Accounts payable and accrued liabilities caption and the noncurrent portion is included in the Other liabilities caption on our Condensed Consolidated Balance Sheets. As of September 30, 2013, $2.7 million of the total obligations are classified as current while the remaining $13.6 million are classified as noncurrent.

15.	Impairments

The following table summarizes impairment charges recorded during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Oil and gas properties	$132,224	$—	$132,224	$28,481
Other - tubular inventory and well materials	—	700	—	835
	$132,224	$700	$132,224	$29,316

The following table summarizes the aggregate fair values of the assets described below, by asset category and the classification of inputs within the fair value measurement hierarchy, at the respective dates of impairment:

	Fair Value
	Measurement	Level 1	Level 2	Level 3
Three and nine months ended September 30, 2013:
Long-lived assets held for use	$93,945	$—	$—	$93,945
Nine months ended September 30, 2012:
Long-lived assets sold during the year	$96,099	$—	$—	$96,099

In September 2013, we recognized impairments of our assets including the Granite Wash play in the Mid-Continent region for $121.8 million, the Marcellus Shale in Pennsylvania for $9.5 million and the Selma Chalk in Mississippi for $0.9 million, in each case due primarily to market declines in current and expected future commodity prices. In June 2012, we recognized an impairment of our Appalachian assets triggered by the expected disposition of those properties in the third quarter of 2012. We also recognized impairments of certain tubular inventory and well materials in both the three and nine month periods in 2012 triggered primarily by declines in asset quality.

16.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest on borrowings and related fees	$22,754	$14,156	$57,239	$42,462
Accretion of original issue discount	—	351	431	1,025
Amortization of debt issuance costs	961	706	2,415	2,082
Capitalized interest	(3,497)	(234)	(3,580)	(732)
	$20,218	$14,979	$56,505	$44,837

17.	Earnings per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(98,900)	(32,611)	$(140,721)	$(50,148)
Less: Preferred stock dividends	(1,725)	—	(5,175)	—
Loss attributable to common shareholders - Basic and Diluted	$(100,625)	$(32,611)	$(145,896)	$(50,148)

Weighted-average shares - Basic	65,465	46,050	61,272	46,009
Effect of dilutive securities [1]	—	—	—	—
Weighted-average shares - Diluted	65,465	46,050	61,272	46,009
_______________________
1 For the three and nine months ended September 30, 2013, approximately 19.2 million and less than 0.1 million potentially dilutive securities, including the 6% Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2012, less than 0.1 million potentially dilutive securities, including stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

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

Overview of Business

We are an independent oil and gas company engaged in the exploration, development and production of oil, natural gas liquids, or NGLs, and natural gas in various onshore regions of the United States. Our current operations and capital expenditures are substantially concentrated in the Eagle Ford Shale in South Texas. We also have operations in the Granite Wash in Oklahoma, the Haynesville Shale and Cotton Valley in East Texas and the Selma Chalk in Mississippi. As of December 31, 2012, we had proved oil and natural gas reserves of approximately 113.5 million barrels of oil equivalent, or MMBOE. In April 2013, we acquired proved reserves of approximately 12.0 MMBOE in connection the acquisition of the Eagle Ford Shale assets of Magnum Hunter Resources Corporation, or MHR. The transaction is referred to herein as the Acquisition. In connection with a mid-year review of our total proved oil and natural gas reserves, we estimate that we have approximately 114.7 MMBOE as of June 30, 2013 including those from the Acquisition and the effect of current year production, revisions, extensions, discoveries and additions. Our current operations consist primarily of the drilling of horizontal development wells in resource or unconventional plays.

The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total production (MBOE)	1,807	1,504	4,982	5,092
Daily production (BOEPD)	19,638	16,348	18,249	18,584

Product revenues, as reported	$121,648	$75,575	$313,606	$234,496
Product revenues, as adjusted for derivatives	$117,483	$84,812	$315,231	$257,279

Cash provided by operating activities	$95,083	$74,489	$224,834	$190,214
Cash paid for capital expenditures, excluding the Acquisition	$127,645	$68,958	$356,964	$257,194

Cash and cash equivalents at end of period			$38,321	$5,033
Debt outstanding, net of discounts, at end of period			$1,203,000	$676,331
Liquidation preference of convertible preferred stock outstanding at end of period			$115,000	$—
Credit available under revolving credit facility at end of period [1]			$218,968	$221,372

Net development wells drilled	8.9	6.0	28.2	18.2
Net exploratory wells drilled	—	—	—	4.8
______________________________
1 As reduced by outstanding borrowings and letters of credit and limited by financial covenants, if applicable.

Key Developments

The following general business developments and corporate actions had or will have a significant impact on the financial reporting and disclosure of our results of operations, financial position and cash flows: (i) drilling results and future development plans in the Eagle Ford Shale, (ii) integrating the properties obtained in the Acquisition, (iii) the amendment, or Amendment, of our revolving credit facility, or the Revolver, and borrowing base re-determination, (iv) hedging a portion of our oil and natural gas production through calendar year 2015 to the levels permitted by our Revolver, and our internal policies, (v) the tender offer and the redemption, or the Tender Offer and the Redemption, of our 10.375% Senior Notes due 2016, or 2016 Senior Notes and (vi) the private placement and subsequent registration of $775 million of 8.5% Senior Notes due 2020, or 2020 Senior Notes, to finance the Acquisition, the Tender Offer and the Redemption.

Drilling Results and Future Development Plans for the Eagle Ford Shale

During the nine months ended September 30, 2013, we drilled 37 gross (24.4 net) successful wells, and our joint venture partner drilled seven (2.8 net) successful non-operated wells in the Eagle Ford Shale. We also drilled one (0.5 net) well that is currently under evaluation. We also participated in two successful non-operated gross (0.5 net) wells in the Granite Wash.

Our Eagle Ford Shale production was approximately 12,489 net BOEPD during the three months ended September 30, 2013 with oil comprising approximately 78 percent, NGLs approximately 12 percent and natural gas approximately 10 percent. In the Eagle Ford Shale, we currently have a total of 158 gross (105.4 net) producing wells, 10 gross (4.8 net) operated wells completing or waiting on completion and six gross (3.2 net) operated wells being drilled as of October 30, 2013. Despite this growth, our production and revenues increased less than expected during the three months ended September 30, 2013 due to several issues associated with the outside operated Eagle Ford Shale program. Our non-operated partner recently reduced its rig count from two to one and, as a result, we have increased our operated drilling rig count by one rig.

Subsequent to the Acquisition, we have approximately 107,000 gross (67,000 net) acres, which to a large extent are contiguous and the majority of which are in the volatile oil window of the Eagle Ford Shale. Approximately 93,000 gross (61,000 net) acres are operated by us.

The average stimulation (completion) cost per frac stage for our operated Eagle Ford Shale wells was approximately $110,000 in the three months ended September 30, 2013, compared to approximately $150,000 in the three months ended June 30, 2013. The average total well cost per frac stage was approximately $350,000 in the three months ended September 30, 2013, compared to approximately $430,000 in the three months ended June 30, 2013. This decrease was due primarily to the reduced stimulation costs, as well as efficiency gains from increased use of pad drilling. A total of 16 of our recently drilled wells were drilled off of six multi-well pads, with an average effective nominal spacing of approximately 70 acres.

Acquisition of Magnum Hunter's Eagle Ford Shale Assets

On April 24, 2013, or the Date of Acquisition, we acquired producing properties and undeveloped leasehold interests in the Eagle Ford Shale play from MHR. The Acquisition was originally valued at $401 million with an effective date of January 1, 2013, or the Effective Date. On the Date of Acquisition, we paid approximately $380 million in cash, including approximately $19 million of initial purchase price adjustments related to the period from the Effective Date to the Date of Acquisition utilizing a portion of the proceeds from the private placement of the 2020 Senior Notes, and issued to MHR 10 million shares of our common stock, or Shares, with a fair value of $4.23 per share. Shortly after the Date of Acquisition, certain of our joint interest partners exercised preferential rights related to the Acquisition. We received approximately $21 million from the exercise of these rights, which was recorded as a decrease to our purchase price for the Acquisition. In September 2013, MHR sold the Shares to institutional investors in a series of private transactions.

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

Revolver Amendment and Borrowing Base Re-Determination

The Revolver was amended in October 2013 to increase the revolving commitment from $350 million to $400 million. Concurrently, the borrowing base under the Revolver was increased from $350 million to $425 million.The Amendment also provides for an extension of the current maximum leverage ratio of 4.5 to 1.0 for an additional six months and allows for the Revolver's administrative agent to replace any lender who fails to approve a borrowing base increase approved by lenders representing two thirds of the aggregate commitment.

Commodity Hedging Activities

For the remainder of 2013, we have approximately 79 percent of our estimated oil production hedged at weighted-average floor/swap and ceiling prices of between $94.69 and $96.99 per barrel. For 2014, we have approximately 50 percent of our estimated oil production hedged at weighted-average floor/swap and ceiling prices of between $93.49 and $94.32 per barrel. For 2015, we have approximately 13 percent of our estimated oil production hedged at a weighted-average swap price of $91.74 per barrel.

For the remainder of 2013, we have approximately 63 percent of our estimated natural gas production hedged at weighted-average floor/swap and ceiling prices of between $3.82 and $4.24 per MMBtu. Through the third quarter of 2014, we have approximately 39 percent of our estimated natural gas production hedged at weighted-average floor/swap and ceiling prices of between $4.13 and $4.19 per MMBtu. We have also hedged approximately 14 percent of our estimated natural gas production for the winter 2014 - 2015 at a weighted-average swap price of $4.50 per MMBtu.

Tender Offer and Redemption for the 2016 Senior Notes

In April 2013, we initiated the Tender Offer for any and all of the $300 million principal amount of the 2016 Senior Notes. Holders of approximately 58% of the 2016 Senior Notes outstanding tendered their notes. The total consideration payable for each $1,000 principal amount of those 2016 Senior Notes tendered was $1,065.34, which included a consent payment of $30.00 per $1,000 principal amount of 2016 Senior Notes tendered. In April 2013, we paid approximately $191 million, including accrued interest of $6.5 million for the 2016 Senior Notes tendered. In May 2013, we made an irrevocable election in connection with the Redemption to redeem the remaining 42% of the 2016 Senior Notes outstanding in accordance with the 2016 Senior Notes indenture. We paid a total of $1,061.31 per $1,000 principal amount of the 2016 Senior Notes, or approximately $140 million, including accrued interest of $5.3 million, in connection with the Redemption. We recognized a loss on the extinguishment of debt of $29.2 million during the three months ended June 30, 2013 in connection with the Tender Offer and the Redemption, including non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes.

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

 Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Production

The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

Crude oil	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	897.9	489.8	408.0	9,759.4	5,324.1	4,435.2	83%
East Texas	15.5	13.1	2.4	168.1	142.5	25.7	18%
Mid-Continent	37.8	66.3	(28.5)	410.8	720.5	(309.7)	(43)%
Mississippi	3.2	3.5	(0.3)	35.1	38.2	(3.1)	(8)%
Appalachia	—	0.4	(0.4)	—	4.1	(4.1)	(100)%
	954.4	573.1	381.3	10,373.5	6,229.4	4,144.0	67%

NGLs	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	142.1	49.6	92.4	1,544.0	539.2	1,004.9	186%
East Texas	42.5	69.2	(26.7)	462.4	752.7	(290.3)	(39)%
Mid-Continent	69.3	83.4	(14.1)	753.3	906.8	(153.5)	(17)%
Mississippi	—	—	—	—	—	—	—%
Appalachia	—	0.2	(0.2)	—	2.3	(2.3)	(100)%
	253.9	202.4	51.4	2,759.7	2,201.0	558.7	25%

Natural gas	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	693	250	443	7.5	2.7	4.8	177%
East Texas	1,129	1,424	(295)	12.3	15.5	(3.2)	(21)%
Mid-Continent	674	833	(159)	7.3	9.1	(1.7)	(19)%
Mississippi	1,057	1,224	(167)	11.5	13.3	(1.8)	(14)%
Appalachia	37	639	(602)	0.4	6.9	(6.5)	(94)%
	3,591	4,371	(780)	39.0	47.5	(8.5)	(18)%

Combined total	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas	1,155	581	574	12,558.9	6,316.7	6,242.2	99%
East Texas	246	320	(73)	2,676.1	3,474.9	(798.9)	(23)%
Mid-Continent	219	289	(69)	2,385.5	3,136.4	(750.9)	(24)%
Mississippi	179	208	(28)	1,950.5	2,255.7	(305.2)	(14)%
Appalachia	6	107	(101)	67.5	1,164.6	(1,097.1)	(94)%
	1,807	1,504	303	19,638.5	16,348.4	3,290.1	20%
Certain results in the tables above may not calculate due to rounding.

Total production increased during the three months ended September 30, 2013 compared to the corresponding period of 2012 due primarily to the Acquisition and the continued expansion of our development program in South Texas, both of which were concentrated in the Eagle Ford Shale. The increase was partially offset by the effect of the sale of our Appalachian natural gas properties in July 2012 along with natural production declines in our East Texas and Mid-Continent regions. The effect of the sale of the Appalachian properties was approximately 102 thousand barrels of oil equivalent, or MBOE. Approximately 67% of total production during the three months ended September 30, 2013 was attributable to oil and NGLs, which represents an increase of approximately 56% over the prior year period. During the three months ended September 30, 2013, our Eagle Ford Shale production represented approximately 64% of our total production as compared to approximately 39% from this play during the corresponding period of 2012.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude oil	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$94,794	$49,266	$45,528	$105.58	$100.58	$5.00
East Texas	1,629	1,232	397	105.31	94.00	11.31
Mid-Continent	3,789	6,104	(2,315)	100.24	92.09	8.16
Mississippi	352	359	(7)	109.05	102.10	6.94
Appalachia	—	34	(34)	NM	89.95	NM
	$100,564	$56,995	$43,569	$105.37	$99.45	$5.92

NGLs	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$3,919	$1,419	$2,500	$27.59	$28.61	$(1.02)
East Texas	1,858	2,419	(561)	43.68	34.93	8.75
Mid-Continent	2,435	2,823	(388)	35.14	33.84	1.30
Mississippi	—	—	—	—	—	—
Appalachia	—	10	(10)	—	47.17	NM
	$8,212	$6,671	$1,541	$32.34	$32.94	$(0.60)

Natural gas	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Mcfe)
Texas
South Texas	$2,560	$662	$1,898	$3.69	$2.64	$1.05
East Texas	4,001	2,724	1,277	3.54	1.91	1.63
Mid-Continent	2,367	3,109	(742)	3.51	3.73	(0.22)
Mississippi	3,824	3,583	241	3.62	2.93	0.69
Appalachia	120	1,831	(1,711)	3.22	2.86	NM
	$12,872	$11,909	$963	$3.58	$2.72	$0.86

Combined total	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per BOE)
Texas
South Texas	$101,273	$51,347	$49,926	$87.65	$88.36	$(0.71)
East Texas	7,488	6,375	1,113	30.41	19.94	10.47
Mid-Continent	8,591	12,036	(3,445)	39.15	41.71	(2.57)
Mississippi	4,176	3,942	234	23.27	19.00	4.28
Appalachia	120	1,875	(1,755)	NM	17.50	NM
	$121,648	$75,575	$46,073	$67.33	$50.25	$17.08
NM - Not meaningful

The following table provides an analysis of the change in our revenues for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$37,920	$5,649	$43,569
NGL	1,693	(152)	1,541
Natural gas	(2,125)	3,088	963
	$37,488	$8,585	$46,073

Effects of Derivatives

Our oil and gas revenues may change significantly from period to period as a result of changes in commodity prices. As part of our risk management strategy, we use derivative instruments to hedge oil and gas prices. In the three months ended September 30, 2013 and 2012, we paid $4.2 million and received $9.2 million, respectively, in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Crude oil revenues as reported	$100,564	$56,995	$43,569	76%
Cash settlements on crude oil derivatives, net	(4,649)	4,633	(9,282)	NM
Crude oil revenues adjusted for derivatives	$95,915	$61,628	$34,287	56%

Crude oil prices per Bbl, as reported	$105.37	$99.45	$5.92	6%
Cash settlements on crude oil derivatives per Bbl	(4.87)	8.08	(12.95)	NM
Crude oil prices per Bbl adjusted for derivatives	$100.50	$107.53	$(7.03)	(7)%

Natural gas revenues as reported	$12,872	$11,909	$963	8%
Cash settlements on natural gas derivatives, net	484	4,604	(4,120)	(89)%
Natural gas revenues adjusted for derivatives	$13,356	$16,513	$(3,157)	(19)%

Natural gas prices per Mcf, as reported	$3.58	$2.72	$0.86	32%
Cash settlements on natural gas derivatives per Mcf	0.13	1.05	(0.92)	(88)%
Natural gas prices per Mcf adjusted for derivatives	$3.71	$3.77	$(0.06)	(2)%

(Loss) Gain on Sales of Property and Equipment

In the three months ended September 30, 2013, we recognized several individually insignificant losses on the sale of property, equipment, tubular inventory and well materials, and we recognized a gain of $1.7 million during the corresponding period of 2012 related primarily to the sale of our Appalachian natural gas assets.

Other Income

Other income, which includes gathering, transportation, compression and water disposal fees and other miscellaneous operating income, net of marketing and related expenses, decreased during the three months ended September 30, 2013 due primarily to accretion expense attributable to our stranded firm transportation obligation in the Appalachian region.

Production and Lifting Costs

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Lease operating	$8,457	$6,206	$(2,251)	(36)%
Per unit of production ($/BOE)	$4.68	$4.13	$(0.55)	(13)%

Lease operating expense increased during the three months ended September 30, 2013 due primarily to higher chemical and water disposal costs associated with our increased oil production as well as higher downhole repairs and maintenance costs, particularly in our East Texas region. These increases were partially offset by lower compression charges.

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Gathering, processing and transportation	$3,039	$3,127	$88	3%
Per unit of production ($/BOE)	$1.68	$2.08	$0.40	19%

Gathering, processing and transportation charges decreased marginally during the three months ended September 30, 2013, due primarily to higher cost production in the Appalachian region during the 2012 period prior to the sale. This was substantially offset by higher production volume and higher processing costs related to increased associated gas production in the Eagle Ford Shale during the 2013 period as compared to the corresponding period of 2012.

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Production and ad valorem taxes
Production/severance taxes	$4,070	$3,017	$(1,053)	(35)%
Ad valorem taxes	2,527	1,572	(955)	(61)%
	$6,597	$4,589	$(2,008)	(44)%
Per unit production ($/BOE)	$3.65	$3.05	$(0.60)	(20)%
Production/severance tax rate as a percent of product revenue	3.3%	4.0%

Production and ad valorem taxes increased during the three months ended September 30, 2013 due primarily to the higher level of production. In addition, we are experiencing higher property and ad valorem taxes attributable to our increased leasing and drilling activities in the Eagle Ford Shale in Gonzales and Lavaca Counties.

General and Administrative

The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Recurring general and administrative expenses	$10,570	$8,756	$(1,814)	(21)%
Share-based compensation (liability-classified)	1,095	165	(930)	(564)%
Share-based compensation (equity-classified)	1,010	1,282	272	21%
Restructuring expenses	2	1,431	1,429	100%
	$12,677	$11,634	$(1,043)	(9)%
Per unit of production ($/BOE)	$7.02	$7.74	$0.72	9%
Per unit of production excluding equity-classified share-based compensation, acquisition-related transaction costs and restructuring expenses ($/BOE)	$6.46	$5.93	$(0.53)	(9)%

Recurring general and administrative expenses increased due primarily to higher compensation, benefits and cash-based incentive charges. Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, which are payable in cash in three years from the date of grant upon achievement of specified market-based performance metrics. The 2013 period includes mark-to-market charges associated with both the 2013 and 2012 PBRSU grants. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, increased during the three months ended September 30, 2013 due primarily to a higher number of awards granted during the 2013 period.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Unproved leasehold amortization	$3,759	$8,310	$4,551	55%
Geological and geophysical costs	83	83	—	—%
Other, primarily delay rentals	115	872	757	87%
	$3,957	$9,265	$5,308	57%

Unproved leasehold amortization decreased during the three months ended September 30, 2013 as costs related to successful Eagle Ford Shale wells were transferred to proved properties. In addition, due to the significance of the unproved acreage acquired in the Acquisition, our unproved property in the Eagle Ford Shale is now considered a “significant leasehold” and as such is not subject to systematic amortization. See “Critical Accounting Estimates - Oil and Gas Properties.”

Depreciation, Depletion and Amortization (DD&A)

The following table sets forth the nature of the DD&A variances for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
DD&A expense	$62,450	$49,331	$(13,119)	(27)%
DD&A rate ($/BOE)	$34.57	$32.80	$(1.77)	(5)%

	Production	Rates	Total
DD&A variance due to:	$(9,928)	$(3,191)	$(13,119)

Higher overall production volumes as well as higher depletion rates associated with oil and NGL production were the primary drivers for the increase in DD&A. Our average DD&A rate increased due primarily to higher capitalized finding and development costs attributable to our drilling program in the Eagle Ford Shale as well as lower natural gas reserves due to revisions determined as of the end of 2012.

Impairments

The following table summarizes impairment charges recorded during the periods presented:

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas properties	$132,224	$—	$(132,224)	NM
Other - tubular inventory and well materials	—	700	700	100%
	$132,224	$700	$(131,524)	NM

In September 2013, we recognized impairments of our assets including the Granite Wash play in the Mid-Continent region for $121.8 million, the Marcellus Shale in Pennsylvania for $9.5 million and the Selma Chalk in Mississippi for $0.9 million, in each case due primarily to market declines in current and expected future commodity prices. We recognized impairments of certain tubular inventory and well materials in the three month periods in 2012 triggered primarily by declines in asset quality.

Loss on Firm Transportation Commitment

In the three months ended September 30, 2012, we recorded a charge representing the liability for estimated discounted future net cash outflows over the remaining term of a contract for firm transportation capacity in the Appalachian region. Subsequent to the sale of our natural gas assets in that region, we no longer have production to satisfy this commitment.

Interest Expense

The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Interest on borrowings and related fees	$22,754	$14,156	$(8,598)	(61)%
Accretion of original issue discount	—	351	351	100%
Amortization of debt issuance costs	961	706	(255)	(36)%
Capitalized interest	(3,497)	(234)	3,263	1,394%
	$20,218	$14,979	$(5,239)	(35)%
Weighted-average debt outstanding	$1,178,000	$737,168
Weighted average interest rate	8.05%	8.13%

Interest expense increased during the three months ended September 30, 2013 due primarily to higher overall weighted-average debt outstanding and the effect of a change in the mix of outstanding debt to a larger proportion of fixed-rate debt with higher interest rates in the 2013 period as compared to a larger proportion of Revolver borrowings at lower interest rates in the 2012 period. The increase was partially offset by higher capitalized interest resulting from the significant increase in the value of our proved undeveloped and unproved properties following the Acquisition.

Derivatives

The following table summarizes the components of our derivatives loss for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas derivatives settled	$(4,165)	$9,238	$(13,403)	(145)%
Oil and gas derivatives loss	(19,870)	(21,509)	1,639	8%
	$(24,035)	$(12,271)	$(11,764)	80%

We paid cash settlements of $4.2 million during the three months ended September 30, 2013 and received settlements of$9.2 million during the three months ended September 30, 2012. The increase in derivatives loss was due primarily to a substantially lower volume of natural gas production being hedged during the 2013 period compared to the 2012 period.

Other

Other income decreased during the three months ended September 30, 2013 due primarily to higher interest income earned during the 2012 period.

Income Taxes

	Three Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Income tax benefit	$53,106	$22,208	$30,898	139%
Effective tax benefit rate	34.9%	40.5%

Due to the operating losses incurred, we recognized an income tax benefit during both periods. The effective tax benefit rate for the three months ended September 30, 2012 included a deferred tax asset valuation allowance related to the inability to recognize tax benefits for certain state net operating losses. The 2013 period includes a deferred tax asset valuation allowance for all state net operating losses.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Production

The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

Crude oil	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	2,226.0	1,451.9	774.1	8,153.9	5,298.8	2,855.1	53%
East Texas	47.0	48.6	(1.6)	172.3	177.3	(5.1)	(3)%
Mid-Continent	128.2	180.5	(52.3)	469.7	658.9	(189.2)	(29)%
Mississippi	10.0	11.3	(1.3)	36.8	41.4	(4.6)	(11)%
Appalachia	0.1	0.9	(0.8)	0.5	3.3	(2.8)	(85)%
	2,411.5	1,693.2	718.2	8,833.2	6,179.7	2,653.4	42%

NGLs	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	355.6	135.1	220.5	1,302.6	493.0	809.6	163%
East Texas	154.6	208.2	(53.6)	566.3	759.9	(193.7)	(26)%
Mid-Continent	238.1	300.8	(62.7)	872.0	1,097.7	(225.7)	(21)%
Mississippi	—	—	—	—	—	—	NM
Appalachia	—	0.6	(0.6)	—	2.2	(2.2)	(100)%
	748.3	644.7	103.6	2,740.9	2,352.9	388.0	16%

Natural gas	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	1,798	688	1,110	6.6	2.5	4.1	161%
East Texas	3,460	4,606	(1,146)	12.7	16.8	(4.1)	(25)%
Mid-Continent	2,205	2,782	(577)	8.1	10.2	(2.1)	(21)%
Mississippi	3,360	3,794	(434)	12.3	13.8	(1.5)	(11)%
Appalachia	110	4,654	(4,544)	0.4	17.0	(16.6)	(98)%
	10,933	16,524	(5,591)	40.0	60.3	(20.3)	(34)%

Combined total	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas	2,881	1,702	1,180	10,554.4	6,210.5	4,343.9	69%
East Texas	778	1,024	(246)	2,850.7	3,738.9	(888.2)	(24)%
Mid-Continent	734	945	(211)	2,688.1	3,448.8	(760.7)	(22)%
Mississippi	570	644	(74)	2,087.9	2,349.1	(261.1)	(11)%
Appalachia	18	777	(759)	67.6	2,836.3	(2,768.7)	(98)%
	4,982	5,092	(110)	18,248.8	18,583.6	(334.8)	(2)%

The marginal decrease in total production during the nine months ended September 30, 2013 compared to the corresponding period of 2012 was due primarily to the effect of the sale of our Appalachian natural gas assets in July 2012 and production declines in our East Texas and Mid-Continent regions. The decrease was substantially offset by an increase in oil, NGL and natural gas production attributable to our drilling activity in the Eagle Ford Shale. The effect of the sale of the Appalachian properties was approximately 741 MBOE. Approximately 63% of total production during the nine months ended September 30, 2013 was attributable to oil and NGLs, which represents an increase of approximately 35% over the prior year period. During the nine months ended September 30, 2013, our Eagle Ford Shale production represented approximately 58% of our total production as compared to approximately 33% from this play during the corresponding period of 2012.

Product Revenues and Prices

The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude oil	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$232,771	$151,334	$81,437	$104.57	$104.23	$0.34
East Texas	4,736	4,759	(23)	100.70	97.94	2.77
Mid-Continent	11,895	16,732	(4,837)	92.76	92.68	0.08
Mississippi	1,075	1,192	(117)	107.09	105.17	1.92
Appalachia	12	83	(71)	86.96	91.81	NM
	$250,489	$174,100	$76,389	$103.87	$102.82	$1.05

NGLs	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$9,134	$4,507	$4,627	$25.68	$33.36	$(7.68)
East Texas	5,090	7,911	(2,821)	32.93	37.99	(5.07)
Mid-Continent	8,428	10,849	(2,421)	35.40	36.07	(0.67)
Mississippi	—	—	—	—	—	—
Appalachia	—	31	(31)	—	50.74	NM
	$22,652	$23,298	$(646)	$30.27	$36.14	$(5.87)

Natural gas	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Mcfe)
Texas
South Texas	$6,573	$1,540	$5,033	$3.66	$2.24	$1.42
East Texas	11,576	9,333	2,243	3.35	2.03	1.32
Mid-Continent	8,775	4,844	3,931	3.98	1.74	2.24
Mississippi	12,549	10,165	2,384	3.74	2.68	1.06
Appalachia	992	11,216	(10,224)	NM	2.41	NM
	$40,465	$37,098	$3,367	$3.70	$2.25	$1.46

Combined total	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per BOE)
Texas
South Texas	$248,478	$157,381	$91,097	$86.24	$92.49	$(6.25)
East Texas	21,402	22,003	(601)	27.50	21.48	6.02
Mid-Continent	29,098	32,425	(3,327)	39.65	34.31	5.34
Mississippi	13,624	11,357	2,267	23.90	17.64	6.26
Appalachia	1,004	11,330	(10,326)	NM	14.58	NM
	$313,606	$234,496	$79,110	$62.95	$46.05	$16.90

As illustrated below, the effect of higher oil and NGL production volume coupled with improved crude oil and natural gas prices more than offset the overall decline in NGL prices and natural gas production volume.

The following table provides an analysis of the change in our revenues for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$73,846	$2,543	$76,389
NGL	3,743	(4,389)	(646)
Natural gas	(12,552)	15,919	3,367
	$65,037	$14,073	$79,110

Effects of Derivatives

In the nine months ended September 30, 2013 and 2012, we received $1.6 million and $22.8 million, respectively, in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Crude oil revenues as reported	$250,489	$174,100	$76,389	44%
Cash settlements on crude oil derivatives, net	628	4,461	(3,833)	NM
Crude oil revenues adjusted for derivatives	$251,117	$178,561	$72,556	41%

Crude oil prices per Bbl, as reported	$103.87	$102.82	$1.05	1%
Cash settlements on crude oil derivatives per Bbl	0.26	2.63	(2.37)	NM
Crude oil prices per Bbl adjusted for derivatives	$104.13	$105.45	$(1.32)	(1)%

Natural gas revenues as reported	$40,465	$37,098	$3,367	9%
Cash settlements on natural gas derivatives, net	997	18,322	(17,325)	(95)%
Natural gas revenues adjusted for derivatives	$41,462	$55,420	$(13,958)	(25)%

Natural gas prices per Mcf, as reported	$3.70	$2.25	$1.46	65%
Cash settlements on natural gas derivatives per Mcf	0.09	1.11	(1.02)	(92)%
Natural gas prices per Mcf adjusted for derivatives	$3.79	$3.36	$0.44	13%

(Loss) Gain on Sales of Property and Equipment

In the nine months ended September 30, 2013, we recognized a loss on the assignment of certain properties in West Virginia associated with our 2012 sale of Appalachian natural gas assets. In the nine months ended September 30, 2012, we recognized a gain attributable to the sale of substantially all of our Appalachian natural gas assets. In addition, we recognized several individually insignificant gains and losses on the sale of property, equipment, tubular inventory and well material during both periods.

Other Income

Other income, which includes gathering, transportation, compression and water disposal fees and other miscellaneous operating income, net of marketing and related expenses, decreased during the nine months ended September 30, 2013 due primarily to accretion expense attributable to our stranded firm transportation obligation in the Appalachian region partially offset by the gain on the sale of certain seismic data.

Production and Lifting Costs

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Lease operating	$24,891	$24,613	$(278)	(1)%
Per unit of production ($/BOE)	$5.00	$4.83	$(0.17)	(4)%

Lease operating expense increased marginally during the nine months ended September 30, 2013 due primarily to higher downhole repairs and maintenance costs, particularly in our East Texas region, and higher water disposal and chemical costs associated with our increased oil production. These increases were substantially offset by the effect of the sale of our higher-cost Appalachian properties in July 2012.

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Gathering, processing and transportation	$9,598	$11,672	$2,074	18%
Per unit of production ($/BOE)	$1.93	$2.29	$0.36	16%

Gathering, processing and transportation charges decreased during the nine months ended September 30, 2013 due primarily to the effect of the sale of our Appalachian natural gas properties in July 2012 partially offset by higher processing costs related to increased associated gas production in the Eagle Ford Shale as compared to the corresponding period of 2012.

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Production and ad valorem taxes
Production/severance taxes	$12,762	$4,427	$(8,335)	(188)%
Ad valorem taxes	6,770	3,488	(3,282)	(94)%
	$19,532	$7,915	$(11,617)	(147)%
Per unit production ($/BOE)	$3.92	$1.55	$(2.37)	(153)%
Production/severance tax rate as a percent of product revenue	4.1%	1.9%

Production and ad valorem taxes increased during the nine months ended September 30, 2013 due primarily to the recognition of approximately $4 million of non-recurring credits in the 2012 period for severance tax rebates for certain horizontal and ultra-deep wells in Oklahoma and Texas. In addition, we are experiencing higher property and ad valorem taxes attributable to our increased leasing and drilling activities in the Eagle Ford Shale in Gonzales and Lavaca Counties.

General and Administrative

The following table sets forth the components of general and administrative expenses for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Recurring general and administrative expenses	$30,550	$29,216	$(1,334)	(5)%
Share-based compensation (liability-classified)	1,544	790	(754)	(95)%
Share-based compensation (equity-classified)	4,781	4,233	(548)	(13)%
Acquisition-related transaction costs	2,396	—	(2,396)	NM
Restructuring expenses	5	1,283	1,278	100%
	$39,276	$35,522	$(3,754)	(11)%
Per unit of production ($/BOE)	$7.88	$6.98	$(0.90)	(13)%
Per unit of production excluding equity-classified share-based compensation, acquisition-related transaction costs and restructuring expenses ($/BOE)	$6.44	$5.89	$(0.55)	(9)%

Recurring general and administrative expenses increased due primarily to higher compensation, benefits and cash-based incentive charges. Liability-classified share-based compensation is attributable to our PBRSUs. The 2013 period includes mark-to-market charges associated with both the 2013 and 2012 PBRSU grants. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, increased during the nine months ended September 30, 2013 due primarily to the recognition of expense on the 2013 grant date for certain awards as a result of the retirement eligibility of an officer. We incurred transaction costs of $2.4 million associated with the Acquisition including advisory, legal, due diligence and other professional fees. Restructuring charges during the 2012 period include termination benefits and a provision for lease costs attributable to exit activities in connection with the sale of our Appalachian assets.

Exploration

The following table sets forth the components of exploration expenses for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Unproved leasehold amortization	$14,167	$24,765	$10,598	43%
Geological and geophysical costs	2,880	441	(2,439)	NM
Other, primarily delay rentals	1,050	1,441	391	27%
	$18,097	$26,647	$8,550	32%

Unproved leasehold amortization declined during the nine months ended September 30, 2013 as costs related to successful Eagle Ford Shale wells were transferred to proved properties and because unproved acreage related to the Acquisition is not subject to amortization. Geological and geophysical costs increased during the 2013 period due primarily to the purchase of certain seismic data for the South Texas region. Delay rentals decreased during the 2013 period due primarily to the sale of our Appalachian natural gas properties despite the increase in undeveloped leasehold acreage acquired in connection with the Acquisition.

Depreciation, Depletion and Amortization

The following table sets forth the nature of the DD&A variances for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
DD&A expense	$178,355	$151,888	$(26,467)	(17)%
DD&A rate ($/BOE)	$35.80	$29.83	$(5.97)	(20)%

	Production	Rates	Total
DD&A variance due to:	$3,281	$(29,748)	$(26,467)

The effect of lower overall production volumes on DD&A was more than offset by higher depletion rates associated with oil and NGL production. Our average DD&A rate increased due primarily to higher capitalized finding and development costs attributable to our drilling program in the Eagle Ford Shale as well as lower natural gas reserves due to revisions determined as of the end of 2012.

 Impairments

The following table summarizes impairment charges recorded during the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas properties	$132,224	$28,481	$(103,743)	NM
Other - tubular inventory and well materials	—	835	835	100%
	$132,224	$29,316	$(102,908)	NM

In September 2013, we recognized impairments of our assets including the Granite Wash play in the Mid-Continent region for $121.8 million, the Marcellus Shale in Pennsylvania for $9.5 million and the Selma Chalk in Mississippi for $0.9 million, in each case due primarily to market declines in current and expected future commodity prices. In June 2012, we recognized an impairment of our Appalachian assets triggered by the expected disposition of those properties in the third quarter of 2012. We also recognized impairments of certain tubular inventory and well materials in the nine month period in 2012 triggered primarily by declines in asset quality.

Loss on Firm Transportation Commitment

In the nine months ended September 30, 2012, we recorded a charge representing the liability for estimated discounted future net cash outflows over the remaining term of a contract for firm transportation capacity in the Appalachian region. Subsequent to the sale of our natural gas assets in that region, we no longer have production to satisfy this commitment.

Interest Expense

The following table summarizes the components of our interest expense for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Interest on borrowings and related fees	$57,239	$42,462	$(14,777)	(35)%
Accretion of original issue discount	431	1,025	594	58%
Amortization of debt issuance costs	2,415	2,082	(333)	(16)%
Capitalized interest	(3,580)	(732)	2,848	389%
	$56,505	$44,837	$(11,668)	(26)%
Weighted-average debt outstanding	$953,038	$728,131
Weighted average interest rate	8.41%	8.21%

Interest expense increased during the nine months ended September 30, 2013 due primarily to higher overall weighted-average debt outstanding and the effect of a change in the mix of outstanding debt to a larger proportion of fixed-rate debt with higher interest rates in the 2013 period as compared to a larger proportion of Revolver borrowings at lower interest rates in the 2012 period. The increase was partially offset by higher capitalized interest resulting from the significant increase in the value of our proved undeveloped and unproved properties following the Acquisition.

Derivatives

The following table summarizes the components of our derivatives income (loss) for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas derivatives settled	$1,625	$22,783	$(21,158)	(93)%
Oil and gas derivatives (loss) gain	(24,833)	7,061	(31,894)	(452)%
Interest rate swaps settled	—	1,406	(1,406)	(100)%
	$(23,208)	$31,250	$(54,458)	(174)%

We received cash settlements of $1.6 million, all of which were attributable to commodity derivatives, during the nine months ended September 30, 2013 and $24.2 million, including $1.2 million attributable to the termination of an interest rate swap agreement, during the nine months ended September 30, 2012. The loss in the 2013 period is due primarily to period-end oil prices exceeding hedged prices as well as a substantially lower volume of natural gas production being hedged during the 2013 period as compared to the 2012 period.

Other

Other income increased during the nine months ended September 30, 2013 due primarily to income earned from a vendor account processing incentive bonus.

Income Taxes

	Nine Months Ended
	September 30,		Favorable
	2013	2012	(Unfavorable)	% Change
Income tax benefit	$75,577	$32,444	$43,133	133%
Effective tax benefit rate	34.9%	39.3%

Due to the operating losses incurred, we recognized an income tax benefit during both periods. The effective tax benefit rate for the nine months ended September 30, 2012 included a deferred tax asset valuation allowance related to the inability to recognize tax benefits for certain state net operating losses. The 2013 period includes a deferred tax asset valuation allowance for all current state net operating losses.

 Liquidity and Capital Resources

Sources of Liquidity

Our business strategy contemplates capital expenditures in excess of our projected operating cash flows for 2013. Subject to the variability of commodity prices that impact our operating cash flows, anticipated timing of our capital projects and unanticipated expenditures such as acquisitions, we plan to fund our 2013 capital program with operating cash flows, borrowings under the Revolver, proceeds from the sale of non-core assets and supplemental issues of debt and equity if appropriate. We have no debt maturities until September 2017 when the Revolver matures.

The Revolver was amended in October 2013 to increase the revolving commitment from $350 million to $400 million. Concurrently, the borrowing base under the Revolver was increased from $350 million to $425 million, based on a review of our total proved oil, NGL and natural gas reserves. The Amendment also provides for an extension of the current maximum leverage ratio of 4.5 to 1.0 for an additional six months and allows for the Revolver's administrative agent to replace any lender who fails to approve a borrowing base increase approved by lenders representing two thirds of the aggregate commitment.

The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $200 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The next semi-annual redetermination is scheduled for May 2014.

As of September 30, 2013, which was prior to the Amendment, we had $219.0 million of unused borrowing capacity available to us under the Revolver. That borrowing capacity was determined by reducing the then commitment of $350 million by outstanding borrowings and outstanding letters of credit of $3.0 million. The Revolver is available to us for general purposes, including working capital, capital expenditures and acquisitions.

The following table summarizes our borrowing activity under the Revolver during the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended September 30, 2013	$108,065	$133,000	1.9340%
Nine months ended September 30, 2013	$61,546	$133,000	1.8599%

Our revenues are subject to significant volatility as a result of changes in commodity prices. Accordingly, we actively manage the exposure of our operating cash flows to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production, typically through the use of collar, swap and swaption contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices and our operating strategy. During the nine months ended September 30, 2013, our commodity derivatives portfolio provided $0.6 million of cash inflows related to lower than anticipated prices received for our oil production and $1.0 million of cash inflows attributable to lower than anticipated prices received for our natural gas production.

For the remainder of 2013, we have hedged approximately 79 percent of our estimated crude oil production, at weighted average floor/swap and ceiling prices of between $94.69 and $96.99 per barrel. In addition, we have hedged approximately 63 percent of our estimated natural gas production for 2013, at weighted average floor/swap and ceiling prices of between $3.82 and $4.24 per MMBtu.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2013	2012	Variance
Cash flows from operating activities
Operating cash flows, net	$172,776	$119,244	$53,532
Working capital changes, net	75,647	45,014	30,633
Commodity derivative settlements received, net:			—
Crude oil	628	4,461	(3,833)
Natural gas	997	18,322	(17,325)
Interest payments, net of amounts capitalized	(20,671)	(27,865)	7,194
Income tax refunds received	—	32,574	(32,574)
Acquisition transaction costs paid	(2,396)	—	(2,396)
Restructuring and exit costs paid	(2,147)	(1,536)	(611)
Net cash provided by operating activities	224,834	190,214	34,620
Cash flows from investing activities
Acquisition and settlement of related obligations, net	(401,262)	—	(401,262)
Capital expenditures - property and equipment	(356,964)	(257,194)	(99,770)
Proceeds from sales of assets and other, net	653	93,456	(92,803)
Net cash used in investing activities	(757,573)	(163,738)	(593,835)
Cash flows from financing activities
Proceeds from the issuance of senior notes	775,000	—	775,000
Retirement of senior notes	(319,090)	—	(319,090)
Proceeds from revolving credit facility borrowings, net	128,000	(22,000)	150,000
Debt issuance costs paid	(25,199)	(1,779)	(23,420)
Dividends paid on preferred and common stock	(5,137)	(5,176)	39
Other, net	(164)	—	(164)
Net cash provided by (used in) financing activities	553,410	(28,955)	582,365
Net increase (decrease) in cash and cash equivalents	$20,671	$(2,479)	$23,150

Cash Flows From Operating Activities

Higher realized cash flows from higher operating margin oil and NGL operations, despite the absence of production from the divested Appalachian natural gas assets, resulted in an increase in our cash flows from operating activities during the nine months ended September 30, 2013 as compared to the corresponding period in 2012. We also had lower amounts paid for interest during the 2013 period due to lower average outstanding Revolver balances and the timing of interest payments on our senior indebtedness. When comparing the 2013 and 2012 periods, these increases to cash flow were partially offset by (i) the receipt of a significant federal income tax refund during the 2012 period, (ii) the realization of substantially lower net settlements from our commodity derivatives portfolio during the 2013 period due primarily to realized crude oil prices exceeding hedged prices as well as a significantly lower volume of natural gas production subject to hedges, (iii) the payment of transaction costs, including advisory, legal, due diligence and other professional fees in connection with the Acquisition during the 2013 period and (iv) higher restructuring and exit costs payments during the 2013 period due primarily to ongoing contractual payments for firm transportation capacity in the Appalachian region.

Cash Flows From Investing Activities

Through September 30, 2013, we paid approximately $401 million for the Acquisition. This amount includes: (i) approximately $379 million, including approximately $19 million of initial purchase price adjustments, paid to MHR at settlement, (ii) approximately $43 million, net paid subsequent to the Date of Acquisition to settle obligations assumed in the Acquisition, and (iii) the receipt of approximately $21 million of proceeds received from certain of our joint interest partners upon the exercise of their preferential rights with respect to the Acquisition.

Capital expenditures were substantially higher during the nine months ended September 30, 2013 as compared to the corresponding period during 2012 due primarily to a higher level of drilling activity and pipeline construction attributable to the expansion of our operations in the Eagle Ford Shale.

Proceeds from sales of non-core properties and other assets were received during both the 2013 and 2012 periods. The amounts received during the 2013 period were attributable primarily to the assignment of certain properties in West Virginia associated with our 2012 sale of Appalachian natural gas assets. The amounts received during the 2012 period were attributable to the sale of substantially all of our natural gas assets in the Appalachian region as well as our remaining undeveloped acreage in Butler and Armstrong Counties, Pennsylvania.

The following table sets forth costs related to our capital expenditure program for the periods presented:

	Nine Months Ended
	September 30,
	2013	2012
Oil and gas:
Development drilling	$300,915	$188,071
Exploration drilling	13,833	47,365
Geological and geophysical (seismic) costs	2,880	441
Lease acquisitions	29,517	17,341
Pipeline, gathering facilities and other	11,436	13,310
	358,581	266,528
Other - Corporate	2,137	490
Total capital program costs	$360,718	$267,018

The following table reconciles the total costs of our capital expenditure program with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	September 30,
	2013	2012
Total capital program costs	$360,718	$267,018
Less:
Capital program costs recorded as exploration expenses
Geological and geophysical (seismic)	(2,880)	(441)
Other, primarily delay rentals	(1,050)	(1,417)
Transfers from tubular inventory and well materials	(1,126)	(12,420)
Changes in accrued capitalized costs	(5,725)	655
Add:
Tubular inventory, well materials and completion services purchased in advance of drilling	3,447	3,067
Capitalized interest	3,580	732
Total cash paid for capital expenditures	$356,964	$257,194

Cash Flows From Financing Activities

In April 2013, we issued the the 2020 Senior Notes which were used to fund the Acquisition and a portion of the Tender Offer and Redemption of all of our outstanding 2016 Senior Notes. We incurred and paid costs associated with the issuance of the 2020 Senior Notes as well as costs associated with an amendment to our Revolver. Cash flows from financing activities for the nine months ended September 30, 2013 include borrowings under the Revolver while the 2012 period includes net repayments under the Revolver which were funded by the proceeds from the sale of our Appalachian natural gas assets and the federal income tax refund. The 2013 period includes dividends paid on our 6% Series A Convertible Perpetual Preferred Stock, or the 6% Preferred Stock, and the 2012 period includes dividends paid on our common stock.

Financial Condition

As of September 30, 2013, or prior to the Amendment of the Revolver, we had $219.0 million of unused borrowing capacity available to us. That borrowing capacity was determined by reducing the previous commitment of $350 million by outstanding borrowings of $128 million and outstanding letters of credit of $3.0 million. The Revolver includes certain financial covenants as described below that could limit borrowings under the Revolver to amounts below the current commitment and borrowing base. The indentures for our senior notes include an incurrence test which could potentially limit our ability to issue additional debt if our interest coverage ratio, as defined in the indentures, is less than 2.25 times consolidated EBITDAX, a non-GAAP measure. Our actual interest coverage ratio for the twelve month period ended September 30, 2013 was 3.68 times consolidated EBITDAX.

Debt and Credit Facilities and Preferred Stock Financing

Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of September 30, 2013, the actual interest rate applicable to the Revolver was 1.9375% which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 1.75%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of September 30, 2013, commitment fees are being charged at a rate of 0.375%.

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

Covenant Compliance

The Revolver requires us to maintain certain financial covenants as follows:

•
Total debt to EBITDAX, each as defined in the Revolver, for any four consecutive quarters may not exceed 4.5 to 1.0 for periods through June 30, 2014, 4.25 to 1.0 for periods through December 31, 2014 and 4.0 to 1.0 for periods through maturity in 2017. EBITDAX, which is a non-GAAP measure, generally means net income plus interest expense, taxes, depreciation, depletion and amortization expenses, exploration expenses, impairments and other non-cash charges or losses.

•
The current ratio, as of the last day of any quarter, may not be less than 1.0 to 1.0. The current ratio is generally defined as current assets to current liabilities. Current assets and current liabilities attributable to derivative instruments are excluded. In addition, current assets include the amount of any unused commitment under the Revolver.

As of September 30, 2013 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with these financial covenants. The following table summarizes the actual results of our financial covenant compliance under the Revolver as of and for the period ended September 30, 2013:

	Required	Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	< 4.5 to 1	3.6 to 1
Current ratio	> 1.0 to 1	1.8 to 1

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

Future Capital Needs and Commitments

In 2013, we anticipate making capital expenditures, excluding any additional acquisitions, of up to approximately $530 million. The capital expenditures for 2013 will be funded primarily by operating cash flows, borrowings under the Revolver, proceeds from the sale of non-core assets and supplemental issues of debt and equity if appropriate. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on available opportunities, industry conditions, cash flows provided by operating activities and the overall availability of capital.

Based on expenditures to date and forecasted activity for the remainder of 2013, we expect to allocate capital expenditures as follows: Eagle Ford Shale (approximately 94 percent) and Mid-Continent region and all other areas (approximately six percent). This allocation includes approximately 86 percent for drilling and completions, nine percent for leasehold acquisition and five percent for pipeline, gathering, seismic, facilities and other projects. The total forecasted activity assumes a drilling program utilizing a total of six drilling rigs in the Eagle Ford Shale, five of which would be operated and one of which would be non-operated. We anticipate that we will allocate substantially all of our capital expenditures to oil and NGL projects.

Environmental Matters

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of September 30, 2013, we have recorded asset retirement obligations of $6.3 million attributable to these activities. The regulatory burden on the oil and natural gas industry increases the cost of doing business and consequently affects our profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or regulations or the adoption of new environmental laws or regulations, including any significant limitation on the use of hydraulic fracturing, have the potential to adversely affect our operations.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates that involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. The following developments are discussed with respect to their applicability during the nine months ended September 30, 2013 and future periods.

Oil and Gas Properties

In accordance with our accounting policies, we provide for the impairment of unproved leaseholds whose acquisition costs are insignificant to total oil and gas properties through a provision for amortization charged to exploration expense over the lesser of five years or the average remaining lease term. We assess unproved leaseholds whose acquisition costs are relatively significant for impairment on a property-by-property basis. For the past several years, we have not had any unproved leaseholds that were deemed significant. Subsequent to the Acquisition, our unproved leaseholds in the Eagle Ford Shale are now considered significant and are subject to impairment on a stand-alone basis effective July 1, 2013. Based on our assessment of this unproved leasehold for the three months ended September 30, 2013, there is no impairment. Furthermore, we anticipate transferring material amounts representing the cost of unproved leaseholds to proved properties in the fourth quarter of 2013 and future periods as we continue our development activities in the Eagle Ford Shale. Accordingly, we anticipate that our future charges for unproved leasehold amortization will decrease from historical levels.

Considering the magnitude of unproved leaseholds and proved undeveloped properties acquired, the related indebtedness that we incurred to finance the Acquisition, and timing of the development plans that we have for the Eagle Ford Shale, we anticipate the capitalization of interest costs to increase substantially for future periods. In the three months ended September 30, 2013, we capitalized $3.5 million of interest costs attributable to qualifying activities that are in process to bring our Eagle Ford Shale unproved leaseholds and proved undeveloped properties into production.

 New Accounting Standards

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The disclosures required by ASU 2013-02 are included in Note 12 to the Condensed Consolidated Financial Statements. The adoption of ASU 2013-02 did not have a significant impact on our Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

Item 3        Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.

 Interest Rate Risk

All of our long-term debt instruments, with the exception of the Revolver, have fixed interest rates. As of September 30, 2013, we had borrowings of $128 million under the Revolver at an interest rate of 1.9375%. Assuming a constant borrowing level of $128 million under the Revolver, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of approximately $1.3 million on an annual basis.

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

As of September 30, 2013, we reported a commodity derivative asset of $6.3 million. The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties. The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of September 30, 2013.

During the nine months ended September 30, 2013, we reported net commodity derivative losses of $23.2 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table sets forth our commodity derivative positions as of September 30, 2013:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2013	Collars	2,400	$91.04	100.02	$—	$707
First quarter 2014	Collars	1,500	$93.33	102.80	112	154
Second quarter 2014	Collars	1,500	$93.33	102.80	287	67
Fourth quarter 2013	Swaps	7,000	$95.94		224	3,806
First quarter 2014	Swaps	7,500	$93.86		292	3,580
Second quarter 2014	Swaps	7,500	$93.86		767	2,363
Third quarter 2014	Swaps	8,000	$93.18		1,041	1,841
Fourth quarter 2014	Swaps	8,000	$93.18		1,434	1,052
First quarter 2014	Swaption	812	$100.00		—	111
Second quarter 2014	Swaption	812	$100.00		—	111
Third quarter 2014	Swaption	812	$100.00		—	112
Fourth quarter 2014	Swaption	812	$100.00		—	112

Natural Gas:		(in MMBtu)	($/MMBtu)
Fourth quarter 2013	Collars	15,000	$3.67	4.37	242	—
First quarter 2014	Collars	5,000	$4.00	4.50	131	—
Fourth quarter 2013	Swaps	10,000	$4.04		411	—
First quarter 2014	Swaps	10,000	$4.28		407	—
Second quarter 2014	Swaps	15,000	$4.10		433	—
Third quarter 2014	Swaps	15,000	$4.10		344	—
Fourth quarter 2014	Swaps	5,000	$4.50		240	—
First quarter 2015	Swaps	5,000	$4.50		151	—
Settlements to be paid in subsequent period					—	2,608

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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives	$(45.1)	$42.1
Effect on the fair value of natural gas derivatives	$(6.0)	$6.3

Effect on the remainder of 2013 operating income, excluding crude oil derivatives	$10.2	$(10.2)
Effect on the remainder of 2013 operating income, excluding natural gas derivatives	$3.2	$(3.2)

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, such disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6	Exhibits

(3.1)	Amended and Restated Bylaws of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on September 27, 2013).

(10.1)
Form of Agreement for Deferred Common Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 30, 2013).

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

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

October 30, 2013	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President and Controller