Form 10-K
period 2013-12-31
PENN VIRGINIA CORP
filed 2014-02-24
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-K
________________________________________________________
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $313,691,423 as of June 28, 2013 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such stock as quoted on the New York Stock Exchange. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2014, 65,366,452 shares of common stock of the registrant were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 7, 2014, are incorporated by reference in Part III of this Form 10-K.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
 For the Fiscal Year Ended December 31, 2013

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for oil, natural gas liquids and natural gas;

•	our ability to develop, explore for, acquire and replace oil and gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of oil, natural gas liquids and natural gas;

•	reductions in the borrowing base under our revolving credit facility;

•	our ability to contract for drilling rigs, supplies and services at reasonable costs;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production at reasonable cost and to sell the production at, or at reasonable discounts to, market prices;

•	the uncertainties inherent in projecting future rates of production for our wells and the extent to which actual production differs from estimated proved oil and gas reserves;

•	drilling and operating risks;

•	our ability to compete effectively against oil and gas companies;

•	our ability to successfully monetize select assets and repay our debt;

•	leasehold terms expiring before production can be established;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	the timing of receipt of necessary regulatory permits;

•	the effect of commodity and financial derivative arrangements;

•	our ability to maintain adequate financial liquidity and to access adequate levels of capital on reasonable terms;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	our ability to retain or attract senior management and key technical employees;

•	counterparty risk related to their ability to meet their future obligations;

•	changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters;

•	uncertainties relating to general domestic and international economic and political conditions; and

•	other risks set forth in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013.
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

Glossary of Certain Industry Terminology

The following abbreviations, terms and definitions are commonly used in the oil and gas industry and are used within this Annual Report on Form 10-K.

Bbl	A standard barrel of 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons.

Bcf	One billion cubic feet of natural gas.

Bcfe
One billion cubic feet of natural gas equivalent with one barrel of crude oil, condensate or natural gas liquids converted to six thousand cubic feet of natural gas based on the estimated relative energy content.

BOE	One barrel of oil equivalent with six thousand cubic feet of natural gas converted to one barrel of crude oil based on the estimated relative energy content.

BOEPD	Barrels of oil equivalent per day.

Completion	A process of treating a drilled well, including hydraulic fracturing among other stimulation processes, followed by the installation of permanent equipment for the production of oil or gas.

Developed acreage	Lease acreage that is allocated or assignable to producing wells or wells capable of production.

Development well	A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole	A well found to be incapable of producing either oil or gas in sufficient commercial quantities to justify completion of the well.

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

HBP
Held by production is a provision in an oil and gas or mineral lease that perpetuates the leaseholder’s right to operate the property as long as the property produces a minimum paying quantity of oil or gas.

LLS	Light Louisiana Sweet is a crude oil pricing index reference.

LIBOR	London Interbank Offered Rate.

MBbl	One thousand barrels of oil or other liquid hydrocarbons.

MBOE	One thousand barrels of oil equivalent.

Mcf	One thousand cubic feet of natural gas.

MMBbl	One million barrels of oil or other liquid hydrocarbons.

MMBOE	One million barrels of oil equivalent.

MMBtu	One million British thermal units, a measure of energy content.

MMcf	One million cubic feet of natural gas.

Net acre or well	The number of gross acres or wells multiplied by the owned working interest in such gross acres or wells.

NGL	Natural gas liquid.

NYMEX	New York Mercantile Exchange.

NYSE	New York Stock Exchange.

Operator	The entity responsible for the exploration and/or production of a lease or well.

Play	A geological formation with potential oil and gas reserves.

Productive wells	Wells that are not dry holes.

Possible reserves
Those additional reserves that are less certain to be recovered than probable reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

Probable reserves
Those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

Proved reserves
Those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

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

Proved undeveloped reserves
Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations are classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributable to any acreage for which application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same or analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

SEC	The United States Securities and Exchange Commission.

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

Revenue interest	An economic interest in production of hydrocarbons from a specified property.

Royalty interest	An interest in the production of a well entitling the owner to a share of production generally free of the costs of exploration, development and production.

Unconventional	Generally refers to hydrocarbon reservoirs that lack discrete boundaries that typically define conventional reservoirs. They are typically referred to as shales, tight sands or coal beds.

Undeveloped acreage
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

WTI	West Texas Intermediate is a crude oil pricing index reference.

Working interest	A cost-bearing interest under an oil and gas lease that gives the holder the right to develop and produce the minerals under the lease.

Part I

Item 1	Business
Unless the context requires otherwise, references to the “Company,” “Penn Virginia,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Penn Virginia Corporation and its subsidiaries.
Description of Business
Penn Virginia Corporation is an independent oil and gas company engaged in the exploration, development and production of crude oil, NGLs and natural gas in various onshore regions of the United States. We were incorporated in the Commonwealth of Virginia in 1882. Our common stock is publicly traded on the NYSE. Our headquarters and corporate office is located in Radnor, Pennsylvania, and our operations are primarily conducted from our office in Houston, Texas. We also have district operations facilities at various locations in Texas, Oklahoma and Mississippi.
We operate in and report our financial results and disclosures as one segment which is the exploration, development and production of crude oil, NGLs and natural gas. Each of our operating regions has similar economic characteristics and meets the criteria for aggregation as one reporting segment. Prior to June 2010, we were also engaged in the coal and natural resource management and natural gas midstream businesses. We completely disposed of our interests in these businesses in 2010 and have reported them as discontinued operations for any applicable periods included herein.
In mid-2010, we made the decision to shift our investment and production focus away from natural gas and toward higher margin oil and NGLs. Over the course of three years, we have succeeded in transforming ourselves from a predominantly natural gas producer to a predominantly oil and NGL producer. Since 2010, we have increased our acreage position in the Eagle Ford Shale from approximately 7,500 net acres to approximately 78,000 net acres through the end of 2013 and, in 2013, crude oil and NGLs accounted for approximately 65 percent of total production and 88 percent of product revenues as compared to 15 percent of production and 26 percent of product revenues in 2009. Also in 2013, we spent $494 million, or 97 percent, of our capital program on Eagle Ford Shale operations. Our Eagle Ford Shale properties are located principally in the “volatile oil window” of the play, and we believe they provide us with an approximate ten-year drilling inventory based on our current pace of drilling and results.
To accomplish our natural gas-to-oil transformation, we made several significant oil and NGL acquisitions in the Eagle Ford Shale, and disposed of a significant portion of our natural gas and other non-core assets. We completed our initial acquisition in 2010 when we acquired 6,800 net undeveloped Eagle Ford Shale acres in Gonzales County, Texas. In 2013, we made a significant acquisition, or our 2013 EF Acquisition, of 40,600 gross (17,700 net) acres in Gonzales County and Lavaca County, Texas, including producing properties, primarily contiguous to our initial acreage. In addition, since 2010, we have acquired through a combination of leasing and earning through drilling approximately 67,800 gross (53,500 net) Eagle Ford Shale acres in Gonzales and Lavaca Counties contiguous to or near our previously acquired Eagle Ford Shale acreage.
Since 2010, we have disposed of an aggregate of approximately $161 million of natural gas assets located in Appalachia, the Arkoma Basin and the Gulf Coast regions of South Texas and Louisiana. In addition, in January 2014, we sold our South Texas natural gas gathering assets for $100 million, or approximately $94 million net to our working interest, and we recently initiated a process to sell our Granite Wash and Selma Chalk assets, which include proved reserves of approximately 26 MMBOE and production of approximately 4,200 BOEPD.
Current Operations
Our current operations consist of drilling unconventional horizontal development wells primarily concentrated in the Eagle Ford Shale in South Texas. We also have operations in the Granite Wash in the Mid-Continent (primarily Oklahoma), the Haynesville Shale and Cotton Valley in East Texas and the Selma Chalk in Mississippi. We retain undeveloped acreage in the Marcellus Shale in Pennsylvania, but our Appalachian operations are limited to three operated wells.
In 2013, our production totaled 6.8 MMBOE. Our total production was comprised of crude oil (50 percent), NGLs (15 percent) and natural gas (35 percent). Our total product revenues of $430.7 million were derived from sales of crude oil (81 percent), NGLs (seven percent) and natural gas (12 percent). Sixty percent of our production was derived from South Texas, primarily the Eagle Ford Shale. The remaining production was derived from the Haynesville Shale and Cotton Valley in East Texas (15 percent), the Granite Wash in the Mid-Continent (14 percent), the Selma Chalk in Mississippi (11 percent) and the Marcellus Shale in Appalachia (less than one percent).
As of December 31, 2013, our proved reserves were approximately 136 MMBOE, of which 40 percent were proved developed reserves and 61 percent were oil and NGLs. Our proved reserves and primary development plays are located in South Texas, East Texas, the Mid-Continent and Mississippi, which comprised 56 percent, 26 percent, eight percent and 10 percent of our total proved reserves, respectively, as of December 31, 2013.
In 2013, we drilled 59 gross (34.6 net) wells, of which 58 (34.1 net) were productive and one (0.5 net) was under evaluation as of December 31, 2013. Included in the total were 57 gross (34.1 net) wells drilled in the Eagle Ford Shale. We had 16 gross (11.5 net) wells in progress as of December 31, 2013 including three gross (2.8 net) wells completing, eight gross (5.0 net) wells waiting on completion and five gross (3.7 net) wells being drilled. As of December 31, 2013, we had 1,213 gross (969.2 net) productive wells, approximately 96 percent of which we operate, and owned approximately 280,400 gross (191,200 net) acres of leasehold and royalty interests, approximately 42 percent of which were undeveloped. For a more detailed discussion of our production, reserves, drilling activities, wells and acreage, see Item 2, “Properties.”
In 2013, our capital expenditures, excluding our 2013 EF Acquisition, were approximately $510 million, of which approximately $405 million, or 80 percent, was related to development drilling, approximately $69 million, or 13 percent, was related to leasehold acquisitions and related title work and approximately $13 million, or three percent, was related to exploratory drilling. The remaining $23 million, or four percent, was related to pipelines, gathering assets, facilities and corporate projects.
For additional financial information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Developments” and our Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data.”
Business Strategy
We intend to pursue the following business strategies:

•
Executing our drilling program and further expanding in the Eagle Ford Shale. We anticipate operating up to six rigs for our 2014 drilling program, but will assess, on a regular basis, the opportunity to increase the rig count further and accelerate the value of our undrilled locations. We are continuing efforts to lower our completion costs and improve results through the increased use of multi-well pads and more effective fracturing techniques and stimulation referred to as “zipper fracs.” We currently own approximately 80,000 net acres in the Eagle Ford Shale, and we plan to further increase our acreage position in proximity to our existing holdings. As of February 19, 2014, our lease position provides us with a significant number of drilling locations, or the equivalent of an approximate ten-year inventory of drilling sites.

•
Improving our liquidity and financial position. We are pursuing a goal of continuing to strengthen our balance sheet over the next three years. In furtherance of this goal, in January 2014, we sold our South Texas natural gas gathering assets. We have also initiated a process to sell our Selma Chalk and Granite Wash assets, consisting of proved reserves of approximately 26 MMBOE and production of approximately 4,200 BOEPD. We anticipate these proceeds would substantially fund our projected capital program outspend for 2014. Through these actions, we anticipate lowering our debt to EBITDAX ratio, a non-GAAP measure defined in our revolving credit agreement, or Revolver. Our goal is to maintain a level of financial liquidity (cash on hand plus availability under the Revolver) of a minimum of $150 million, and in the longer term, maintain a debt to EBITDAX ratio of less than 3.0 times.

•
Managing risk exposure through an active hedging program. We actively manage our exposure to commodity price fluctuations by hedging the commodity price risk for our expected production. The level of our hedging activity and duration of the instruments employed depend upon our cash flows at risk, available hedge prices and our operating strategy. We have hedged approximately 70 percent of our estimated crude oil production for the first half of 2014 and approximately 65 percent for the second half of 2014 at a weighted-average floor price of $93.55 per barrel. In addition, we have hedged approximately 40 percent of our estimated natural gas production through the third quarter of 2014 at a weighted-average floor price of $4.13 per MMBtu and approximately 15 percent for the 2014 - 2015 winter at a weighted-average floor price of $4.50 per MMBtu.

•
Retain long-term optionality of our core natural gas assets. We maintain substantial natural gas properties in the Haynesville Shale and Cotton Valley in East Texas, which are largely HBP. At this time, we plan to retain these assets, which provide us with the option to increase development in these regions.

•
Generating new exploration opportunities. We are actively seeking new exploration opportunities with a goal of early entry into emerging plays at modest lease acquisition cost. Potential opportunities that we are considering include resource and unconventional play types with a horizontal drilling application.

Contractual Arrangements
In the ordinary course of operating our business, we enter into a number of contracts for goods and services. The following is a summary of our most significant contractual arrangements.
Marketing. We generally sell our crude oil, NGL and natural gas products using short-term floating price physical and spot market contracts. Our crude oil sales are generally committed at the wellhead and are priced based on the NYMEX quoted price for WTI crude oil plus any differential for LLS less deductions for transportation and quality. Our NGLs are sold to interstate and midstream pipelines with pricing based on the Mont Belvieu, Texas or Conway, Kansas indices less deductions for transportation and fractionation and a marketing fee. Our natural gas production is also sold to interstate and midstream pipelines with pricing based on the NYMEX quoted price for Henry Hub natural gas adjusted for any basis differential or as a percentage of certain regional reference prices.
Drilling and Completion. We have agreements to purchase oil and gas well drilling and well completion services, including hydraulic fracturing services. Generally, these agreements are on a month-to-month basis, but certain agreements extend for terms beyond one year. These agreements include early termination provisions that would require us to pay penalties if we terminate the agreements prior to the end of their original terms. We also purchase a substantial volume of well materials, including tubular products as well as proppant and other chemicals used in the well fracturing and stimulation process. Some of these products are provided for in our agreements for well completion services and in other cases we source such materials from different vendors.
Gathering and Compression. Concurrent with the recent sale of our South Texas natural gas gathering assets, we entered into a an agreement that will provide gathering and compression services for our natural gas production in the South Texas region for a term of 25 years.
Transportation. We have entered into contracts that provide firm transportation capacity rights for specified volumes of natural gas per day on various pipeline systems for terms ranging from one to 15 years. The contracts require us to pay transportation demand charges regardless of the amount of pipeline capacity we use. We may sell excess capacity to third parties at our discretion.
Commodity Derivatives. We generally utilize collar, swap and swaption derivative contracts, among others, to hedge against the variability in cash flows associated with anticipated sales of our future oil and gas production. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues from favorable price movements.
Major Customers and Seasonality
We sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended December 31, 2013, approximately 42 percent of our consolidated product revenues were attributable to three customers: Sunoco Refining and Marketing, Inc.; Gulfmark Energy Inc.; and Enterprise Crude Oil LLC. Our sales of oil and gas are dependent upon the number of producing wells that we are operating and, therefore, are not seasonal by nature. We do not believe that the pricing of our oil and NGL production is subject to any meaningful seasonal effects. Historically, the pricing of natural gas is seasonal with higher pricing typically occurring in the winter months.
Competition
The oil and gas industry is very competitive, and we compete with a substantial number of other companies that are large, well-established and have greater financial and operational resources than we do, which may adversely affect our ability to compete or grow our business. Many such companies not only engage in the acquisition, exploration, development and production of oil and gas reserves, but also carry on refining operations, electricity generation and the marketing of refined products. Competition is particularly intense in the acquisition of prospective oil and gas properties. We may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition. We compete with other oil and gas companies to secure drilling rigs and other equipment necessary for the drilling and completion of wells and in the recruiting and retaining of qualified personnel. Such equipment and labor may be in short supply from time to time. Shortages of equipment, labor or materials may result in increased costs or the inability to obtain such resources as needed. We also compete with substantially larger oil and gas companies in the marketing and sale of oil and gas, and the oil and gas industry in general competes with other industries supplying energy and fuel to industrial, commercial and individual consumers.
Government Regulation and Environmental Matters
Our operations are subject to extensive federal, state and local laws that govern oil and gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties as well as the issuance of injunctions limiting or prohibiting our activities for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2013, we have recorded asset retirement obligations of $6.4 million attributable to these activities. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition, results of operations and cash flows. Nevertheless, changes in existing environmental laws or regulations or the adoption of new environmental laws or regulations, including any significant limitation on the use of hydraulic fracturing, could have the potential to adversely affect our financial condition, results of operations and cash flows.
The following is a summary of the significant environmental laws to which our business operations are subject.
CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, is also known as the “Superfund” law. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on parties that are considered to have contributed to the release of a “hazardous substance” into the environment. Such “responsible parties” may be subject to joint and several liability under CERCLA for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently own or lease properties that have been used for the exploration and production of oil and gas for a number of years. Many of these properties have been operated by third parties whose treatment or release of hydrocarbons or other wastes was not under our control. These properties, and any wastes that may have been released on them, may be subject to CERCLA, and we could potentially be required to investigate and remediate such properties, including soil or groundwater contamination by prior owners or operators, or to perform remedial plugging or pit closure operations to prevent future contamination.
RCRA. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and clean up of hazardous and non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency, or the EPA, the individual states administer some or all of the provisions of RCRA. While there is currently an exclusion from RCRA for drilling fluids, produced waters and most of the other wastes associated with the exploration and production of oil or gas, it is possible that some of these wastes could be classified as hazardous waste in the future, and therefore be subject to RCRA.
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
Prohibitions and Other Regulatory Limitations on Hydraulic Fracturing. There have been a variety of regulatory initiatives at the state level to restrict oil and gas drilling operations in certain locations. For example, Pennsylvania has instituted a moratorium on leasing state forest land for gas drilling, and municipalities in New York have banned or limited hydraulic fracturing within their borders. Additionally, the New York State Department of Environmental Conservation, or NYDEC, has ceased issuing drilling permits for horizontal drilling under the General Environmental Impact Statement, pending completion of the Supplemental General Environmental Impact Statement, or SGEIS, that takes into account the impacts of high volume hydraulic fracturing. However, the NYDEC has stated that it will consider individual, site-specific environmental reviews for any entity that wishes to proceed with a permit application as long as that review is of similar scope and depth as the SGEIS. The most recent draft of the SGEIS was released in September 2011 but final regulations have not yet been issued.
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
Increased regulation of and attention given by environmental interest groups, as well as state and federal regulatory authorities, to the hydraulic fracturing process could lead to greater opposition to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. These developments could also lead to litigation challenging proposed or operating wells. The adoption of federal, state or local laws or the implementation of regulations regarding hydraulic fracturing that are more stringent could cause a decrease in the completion of new oil and gas wells, as well as increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows. We use hydraulic fracturing extensively and any increased federal, state, or local regulation of hydraulic fracturing could reduce the volumes of oil and gas that we can economically recover.
A recent decision by the Pennsylvania Supreme Court may empower local governments to limit and/or regulate hydraulic fracturing, which could complicate and delay hydraulic fracturing activity. In February 2012, Pennsylvania passed Act 13, which, among other things, provided for new well fees assessed and collected on unconventional wells, substantial revisions to environmental protections for both surface and subsurface activities, and prevented local zoning rules from imposing burdens on oil and gas activities beyond those required by the state. However, in December 2013, the court struck down portions of Act 13, including deeming the statewide preemption of local zoning rules and the setback requirement waiver provisions unconstitutional. The Commonwealth has sought reconsideration and a remand. If this decision is not modified by subsequent rulings and the statute is not amended to address the decision, the net affect may be to subject hydraulic fracturing activities to local limitations and potentially duplicative and inconsistent regulations.
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
Additionally, on April 17, 2012, the EPA issued new rules subjecting all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs. The new rules regulate emissions from several types of emission sources that have never before been subject to federal standards, and also include NSPS standards for completion of hydraulically fractured gas wells. The standards apply to newly drilled and fractured wells, as well as existing wells that are refractured. The NESHAPS regulations apply to certain major sources of hazardous air pollutants not previously subject to Maximum Achievable Control Technology, or MACT, standards. In September 2013, the EPA published updates to the 2012 performance standards, setting the compliance deadline for tanks based upon when they were put into use. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our compressors at initial startup or by the applicable compliance deadline. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. We are currently researching the effect these new rules will have on our business, but generally expect them to add to the cost and expense of our operations.
There have been recent claims asserted that individual wells and other facilities should be “aggregated” together and their collective emissions considered in determining whether major source permitting requirements apply under the CAA. If we were required to aggregate individual wells and other facilities, it could bring us within the ambit of the Title V permitting program, and we could be considered a major source for MACT applicability. For example, though the Sixth Circuit recently vacated an EPA determination to aggregate natural gas wells and a sweetening plant in Summit Petroleum Corp. v. EPA et al., the EPA released a December 21, 2012 memorandum stating that although the EPA will follow the court’s interpretation when considering aggregation in the Sixth Circuit, it will continue to follow its current practice of considering interrelatedness in other jurisdictions. In addition, in Citizens for Pennsylvania’s Future v. Ultra Resources, Inc., a case challenging a decision not to aggregate certain facilities in Pennsylvania, the court allowed the case to move forward by denying defendant’s motion to dismiss, even though the plaintiff had not exhausted review procedures with the administrative agency.
Greenhouse Gas Emissions. Both in the United States and worldwide, there is increasing attention being paid to the issue of climate change and the contributing effect of greenhouse gas, or GHG, emissions. On June 28, 2010, the EPA issued the “Final Mandatory Reporting of Greenhouse Gases” Rule, or the Reporting Rule, requiring all stationary sources that emit more than 25,000 tons of GHGs per year to collect and report to the EPA data regarding such emissions. The Reporting Rule establishes a new comprehensive scheme, which began in 2011, requiring operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report their GHG emissions occurring in the prior calendar year on a facility-by-facility basis. On November 9, 2010, the EPA issued final rules applying these regulations to the oil and gas source category, including oil and gas production, natural gas processing, transmission, distribution and storage facilities (Subpart W). This action does not require control of GHGs. However, the EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG limits.
In addition, in 2009, the EPA issued a final rule known as the EPA’s Endangerment Finding finding that current and projected concentrations of six key GHGs in the atmosphere threaten public health and the environment, as well as the welfare of current and future generations. Legal challenges to these findings have been asserted, and the U.S. Congress is considering legislation to delay or repeal the EPA’s actions, but we cannot predict the outcome of this litigation or these efforts. The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. These rules were subject to judicial challenge, but on June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit rejected challenges to the tailoring rule and other EPA rules relating to the regulation of GHGs under the CAA.
Starting July 1, 2011, the EPA required facilities that must already obtain New Source Review permits for other pollutants to include GHGs in their permits for new construction projects that emit at least 100,000 tons per year of GHGs and existing facilities that increase their emissions by at least 75,000 tons per year. On March 27, 2012, the EPA issued its proposed NSPS for carbon dioxide emissions standard from new and modified power plants and held public hearings on the rule in May 2012 and accepted written comments until June 25, 2012. In its June 2013 Climate Action Plan, the Obama Administration announced its intent to issue regulations under Section 111(b) and Section 111(d) of the CAA to set NSPS for both new and existing power plants by June 2015. In January 2014, the EPA formally published re-proposed GHG NSPS for new and modified electric generating units (“EGUs”). The Climate Action Plan also directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and natural gas agency. In addition, in October 2013, the U.S. Supreme Court granted certiorari to hear arguments related to a combination of several petitions challenging the EPA’s approach to CO2 regulation. As a result of this continued regulatory focus, future federal GHG regulations of the oil and gas industry remain a possibility. Also, many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities. While it is not possible to predict how any regulations to restrict GHG emissions may come into force, these and other legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs or curtail oil and gas operations in certain areas and could also adversely affect demand for the oil and gas we sell.
Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.
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
Employees and Labor Relations
We had a total of 144 employees as of December 31, 2013. We consider our current employee relations to be favorable. We and our employees are not subject to any collective bargaining agreements.
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
Item 1A    Risk Factors
Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations and cash flows. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could suffer.
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
Our revenues, operating results, cash flows, profitability, future rate of growth and the carrying value of our oil and gas properties depend heavily on prevailing market prices for crude oil, NGLs and natural gas. Historically, crude oil, NGL and natural gas prices have been volatile, and they are likely to continue to be volatile. Even relatively modest drops in prices can affect significantly our financial results and impede our growth. Wide fluctuations in crude oil, NGLs and natural gas prices may result from relatively minor changes in the supply of and demand for oil and gas, market demand and other factors that are beyond our control, including:

•	domestic and foreign supplies of crude oil, NGLs and natural gas;

•	domestic and foreign consumer demand for crude oil, NGLs and natural gas;

•	political and economic conditions in oil or gas producing regions;

•	overall domestic and foreign economic conditions;

•	prices and availability of, and demand for, alternative fuels;

•	the availability of gathering, processing and transportation facilities;

•	weather conditions; and

•	domestic and foreign governmental regulation.
Many of our projections and estimates are based on assumptions as to the future prices of crude oil, NGLs and natural gas. These price assumptions are used for planning purposes. We expect our assumptions will change over time and that actual prices in the future will likely differ from our estimates. Any substantial or extended decline in the actual prices of crude oil, NGLs or natural gas would have a material adverse effect on our business, financial position, results of operations and cash flows, borrowing capacity and possible asset impairment), the quantities of oil and gas reserves that we can economically produce, the quantity of estimated proved reserves that may be attributed to our properties and our ability to fund our capital program.
Our future performance depends on our ability to find or acquire additional oil and gas reserves that are economically recoverable.
Unless we successfully replace the reserves that we produce, our reserves will decline, eventually resulting in a decrease in oil and gas production and lower revenues and cash flows from operating activities. We have historically succeeded in substantially replacing reserves primarily through exploration and development and, to a lesser extent, acquisitions. We have conducted such activities on our existing oil and gas properties as well as on newly acquired properties. We may not be able to continue to replace reserves and production from such activities at acceptable costs. Lower prices also decrease our cash flows from operating activities and may cause us to reduce capital expenditures.

The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investments to maintain or expand our oil and gas reserves if cash flows from operating activities are reduced and external sources of capital are limited. In addition, exploration and development activities involve numerous risks that may result in dry holes, the failure to produce oil and gas in commercial quantities and the inability to fully produce discovered reserves.
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
We make, and will continue to make, substantial capital expenditures to find, acquire, develop and produce oil and gas reserves. In 2014, we anticipate making capital expenditures, excluding acquisitions, of up to approximately $640 million.
If crude oil or NGL prices decrease, natural gas prices fail to recover or we encounter operating difficulties that result in our cash flow from operations being less than expected, we may have to reduce our capital expenditures unless we have sufficient borrowing capacity under the Revolver.
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
As of December 31, 2013, we had an aggregate of approximately $1.3 billion of debt outstanding and would have been able to incur an additional $257.3 million (net of $2.7 million of letters of credit) under the Revolver. We may incur additional indebtedness in the future. Any increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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
Our ability to make scheduled payments of principal and interest on our indebtedness or to refinance our debt obligations depends on our future financial condition and operating performance, which will be subject to general economic conditions and to certain financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flows from operating activities in the future to service our debt, we may be forced, among other things, to:

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
The borrowing base under the Revolver is $425 million as of December 31, 2013. Our borrowing base is redetermined twice each year and is scheduled to be redetermined during April 2014. If crude oil, NGL or natural gas prices decline, the borrowing base under the Revolver may be reduced. As a result, we may be unable to obtain funding under the Revolver. If funding is not available when or in the amounts needed, or is available only on unfavorable terms, it might adversely affect our development plan as currently anticipated and our ability to make new acquisitions, each of which could have a material adverse effect on our production, financial condition, results of operations and cash flows.

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
Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be found. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

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
The wells we drill may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. In addition, limitations on the use of hydraulic fracturing could have an adverse effect on our ability to develop and produce oil and gas from new wells, which would reduce our rate of return on these wells and our cash flows. Drilling activities can result in dry wells or wells that are productive but do not produce sufficient net revenues after operating and other costs to cover initial drilling costs.
Our future drilling activities may not be successful, nor can we be sure that our overall drilling success rate or our drilling success rate within a particular area will not decline. Unsuccessful drilling activities could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified numerous potential drilling locations, we may not be able to economically produce oil or natural gas from all of them.
We are exposed to the credit risk of our customers, and nonpayment or nonperformance by these parties would reduce our cash flows.
We are subject to risk from loss resulting from our customers’ nonperformance or nonpayment. We depend on a limited number of customers for a significant portion of revenues. In 2013, approximately 42 percent of our total consolidated product revenues resulted from three of our customers. Any nonpayment or nonperformance by our customers would reduce our cash flows.
We participate in oil and gas leases with third parties and these third parties may not be able to fulfill their commitments to our projects.
We frequently own less than 100% of the working interest in the oil and gas leases on which we conduct operations, and other parties own the remaining portion of the working interest. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one party. We could be held liable for joint activity obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. In addition, the possibility of an economic downturn and the volatility in commodity prices may increase the likelihood that some of these working interest owners, particularly those that are smaller and less established than we, are not able to fulfill their joint activity obligations. Some of our project partners have experienced liquidity and cash flow problems. These problems may lead our partners to attempt to delay the pace of drilling or project development in order to preserve cash. A partner may be unable or unwilling to pay its share of project costs. In some cases, a partner may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial condition, results of operations and cash flows.
Our business involves many operating risks, including hydraulic fracturing, that may result in substantial losses for which insurance may be unavailable or inadequate.
Our operations are subject to all of the risks and hazards typically associated with the exploitation, development and exploration for and the production and transportation of oil and gas, including well stimulation and completion activities such as hydraulic fracturing. These operating risks include:

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
In accordance with industry practice, we maintain insurance at a level that balances the cost of insurance with our assessment of the risk and our ability to achieve a reasonable rate of return on our investments. We cannot assure you that our insurance will be adequate to cover losses or liabilities or that we can purchase insurance against all possible losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase. The occurrence of a significant event, not fully insured or indemnified against, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business depends on gathering, processing and transportation facilities owned by others.
We deliver substantially all of our oil and gas production through pipelines that we do not own. The marketability of our production depends upon the availability, proximity and capacity of these pipelines, as well as gathering systems and processing facilities. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Federal, state and local regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather, process and market our oil and gas.
Estimates of oil and gas reserves are not precise.
This Annual Report on Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to crude oil, NGL and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. These estimates are dependent on many variables and, therefore, changes often occur as these variables evolve and commodity prices fluctuate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the estimated quantities and present value of our reserves.
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
At December 31, 2013, approximately 60 percent of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is based on volumetric calculations and adjacent reserve performance data. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Production revenues from proved developed non-producing reserves will not be realized until some time in the future. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our reserves and the costs associated with these reserves in accordance with industry standards, these estimated costs may not be accurate, development may not occur as scheduled and actual results may not occur as estimated.
Moreover, the reserve estimation standards provide that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These standards may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not develop those reserves within the required five-year time frame or cannot demonstrate that we could do so. We removed approximately 20 MMBOE of proved undeveloped reserves in 2013 as a result of the five-year limitation.
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
In 2013, other companies operated approximately 11 percent of our net production. Our success in properties operated by others will depend upon a number of factors outside of our control, including timing and amount of capital expenditures, the operator’s expertise and financial resources, approval of other participants in drilling wells, selection of technology and maintenance of safety and environmental standards. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund for their operation. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns or lead to unexpected future costs.
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
Exploration, development, production and sale of oil and gas are subject to extensive federal, state and local laws and regulations, including complex environmental laws. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations, inability to obtain necessary regulatory approvals or a failure to comply with existing legal requirements may harm our business, results of operations or financial condition. We may be required to make large expenditures to comply with environmental and other governmental regulations. Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, spacing of wells, unitization and pooling of properties, environmental protection and taxation. Our operations create the risk of environmental liabilities to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. In the event of environmental violations, we may be charged with remedial costs and land owners may file claims for alternative water supplies, property damage or bodily injury. Laws and regulations protecting the environment have become more stringent in recent years, and may, in some circumstances, result in liability for environmental damage regardless of negligence or fault. In addition, pollution and similar environmental risks generally are not fully insurable. These liabilities and costs could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 1, “Business — Government Regulation and Environmental Matters.”

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
The practice of hydraulic fracturing has come under increased scrutiny by the environmental community. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into prospective rock formations to stimulate oil and gas production. We use this completion technique on all of our wells. The EPA is studying the potential environmental impacts of hydraulic fracturing and is expected to release a draft report in 2014. The EPA is also expected to announce a proposed rulemaking regarding chemical substances and mixtures used in oil and gas exploration and production and propose new pretreatment standards for wastewater from hydraulically fractured wells in 2014. In addition, some states and local governments have enacted legislation or adopted regulations, and the U.S. Congress and other states are considering enacting legislation or adopting regulations, that could impose more stringent permitting, disclosure, well construction and water use requirements on hydraulic fracturing operations. Individually or collectively, such new legislation or regulation could result in increased compliance and operating costs, delays or additional operating restrictions. If the use of hydraulic fracturing is limited, prohibited or subjected to further regulation, these requirements could delay or effectively prevent the extraction of oil and gas from formations which would not be economically viable without the use of hydraulic fracturing. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
 Our ability to utilize U.S. net operating loss. or NOL, carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended, or the Code. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of our stock by 5% shareholders and our offering of stock during any three-year period resulting in an aggregate change of more than 50% in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. As of December 31, 2013, we do not believe that an ownership change has occurred; however, to the extent an ownership change has occurred or were to occur in the future, it is possible that the limitations imposed on our ability to use pre-ownership change losses could cause a significant net increase in our U.S. federal income tax liability and could cause U.S. federal income taxes to be paid earlier than they otherwise would be paid if such limitations were not in effect.
Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of proposed legislation.
President Obama’s budget proposal for fiscal year 2013 recommended the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to, the repeal of the percentage depletion allowance for oil and gas properties, the elimination of current deductions for intangible drilling and development costs, the elimination of the deduction for United States production activities for oil and gas production, and an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could have a material adverse effect on us.

A cyber incident could result in theft of confidential information, data corruption or operational disruption.
The oil and gas industry is dependent on digital technologies to conduct certain exploration, development and production activities. Software programs are used for, among other things, reserve estimates, seismic interpretation, modeling and compliance reporting. In addition, the use of mobile communication is widespread. Increasingly, we must protect our business against potential cyber incidents including attacks.
If our systems for protecting against cyber incidents prove not to be sufficient, we could be adversely affected by unauthorized access to our digital systems which could result in theft of confidential information, data corruption or operational disruption. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify and enhance our protective systems or to investigate and remediate any vulnerabilities.

Item 1B	Unresolved Staff Comments
We have received no written SEC staff comments regarding our periodic or current reports under the Exchange Act that were issued 180 days or more preceding the end of our 2013 fiscal year and remain unresolved.

Item 2	Properties
The following map shows the general locations of our oil and gas assets as of December 31, 2013:

Appalachia - Marcellus
YE13 Proved reserves: 0.1 MMBOE
% Gas: 100%
% PDP: 100%
2013 Production: 68 BOEPD
Mid-Continent
YE13 Proved reserves: 10.6 MMBOE
% Oil/NGLs: 47%
% PDP: 80%
2013 Production: 2,567 BOEPD
Corporate Headquarters
Radnor, PA
PA
East Texas - Cotton Valley
YE13 Proved reserves: 29.8 MMBOE
% Oil/NGLs: 33%
% PDP: 40%
2013 Production: 2,025 BOEPD
OK
MS
TX
Mississippi
YE13 Proved reserves: 14.2 MMBOE
% Gas: 100%
% PDP: 69%
2013 Production: 2,058 BOEPD
South Texas
YE13 Proved reserves: 75.6 MMBOE
% Oil/NGLs: 89%
% PDP: 29%
2013 Production: 11,203 BOEPD
Primary Operations Office
Houston, TX
East Texas - Haynesville Shale
YE13 Proved reserves: 6.1 MMBOE
% Gas: 87%
% PDP: 46%
2013 Production: 770 BOEPD
Oil / Liquids
Wet Gas
Dry Gas

Facilities
All of our office facilities are leased with the exception of our district operations facilities in Scottsville, Texas. We believe that our facilities are adequate for our current needs.
Title to Oil and Gas Properties
Prior to completing an acquisition of producing oil and gas assets, we review title opinions on all material leases. However, as is customary in the oil and gas industry, we make only a cursory review of title to farmout acreage and when we acquire undeveloped oil and gas leases. Prior to the commencement of drilling operations, a thorough title examination is conducted. To the extent the title examination reflects defects, we cure such title defects. If we are unable to cure any title defect of a nature such that it would not be prudent to commence drilling operations on a property, we could suffer a loss of our investment in the property. Our oil and gas properties are subject to customary royalty interests, liens for debt obligations, current taxes and other burdens that we believe do not materially interfere with the use or materially affect the value of such properties. We believe that we have satisfactory title to all of our properties and the associated oil and gas in accordance with standards generally accepted in the oil and gas industry.

Summary of Oil and Gas Reserves
Proved Reserves
The following tables summarize certain information regarding our estimated proved reserves as of December 31 for each of the years presented:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents	Standardized Measure	Price Measurement Used [1]
	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	$ in millions	$/Bbl of Oil	$/Bbl of NGLs	$/MMBtu
2013
Developed
Producing	19.0	7.5	146.5	50.9	$701.7
Non-producing	0.3	1.0	16.7	4.1	7.3
	19.3	8.5	163.2	55.0	709.0
Undeveloped	41.4	13.4	158.9	81.3	554.8
	60.7	21.9	322.1	136.3	$1,263.8	$103.11	$31.10	$3.47
2012
Developed
Producing	10.2	7.0	152.0	42.5	$408.5
Non-producing	0.3	1.2	17.4	4.5	43.0
	10.5	8.3	169.4	47.0	451.5
Undeveloped	14.4	12.4	238.1	66.5	46.4
	24.9	20.7	407.5	113.5	$497.9	$102.24	$39.48	$2.47
2011
Developed
Producing	6.4	8.1	308.1	65.8	$552.8
Non-producing	0.7	1.3	22.4	5.8	49.0
	7.1	9.4	330.5	71.6	601.8
Undeveloped	7.0	12.1	339.4	75.6	52.7
	14.1	21.5	669.9	147.2	$654.5	$92.22	$50.69	$3.95
___________________
1 Crude oil and natural gas prices were based on average (beginning of month basis) sales prices per Bbl and MMBtu with the representative price of natural gas adjusted for basis premium and energy content to arrive at the appropriate net price. NGL prices were estimated as a percentage of the base crude oil price.
All of our reserves are located in the continental United States. The following table sets forth by region the estimated quantities of proved reserves and the percentages thereof that are represented by proved developed reserves as of December 31, 2013:

	Proved	% of Total Proved	% Proved
Region	Reserves	Reserves	Developed
	(MMBOE)
Texas
South Texas	75.6	55.4%	29.0%
East Texas	35.9	26.3%	40.9%
Mid-Continent	10.6	7.8%	80.0%
Mississippi	14.2	10.4%	69.2%
Appalachia	0.1	0.1%	100.0%
	136.3	100.0%	40.4%

Proved Undeveloped Reserves
The proved undeveloped reserves included in our reserve estimates relate to wells that are forecasted to be drilled within the next five years. The following table sets forth the changes in our proved undeveloped reserves during the year ended December 31, 2013:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents
	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)
Proved undeveloped reserves at beginning of year	14.4	12.4	238	66.5
Revisions of previous estimates	(3.3)	(4.2)	(105)	(25.1)
Extensions, discoveries and other additions	27.7	5.2	27	37.3
Purchase of reserves	5.1	0.6	3	6.1
Conversion to proved developed reserves	(2.4)	(0.6)	(3)	(3.6)
Proved undeveloped reserves at end of year	41.4	13.4	160	81.3
In 2013, our proved undeveloped reserves increased by 14.8 MMBOE. We experienced negative revisions due to locations that are not expected to be drilled during a five-year period primarily in the Haynesville Shale (8.3 MMBOE), Cotton Valley (7.1 MMBOE), Selma Chalk (3.7 MMBOE) and all other locations combined, including the Granite Wash and Marcellus Shale (1.0 MMBOE). We also experienced downward revisions in the Eagle Ford Shale due primarily to the elimination of certain locations (2.2 MMBOE) and revisions to existing locations (2.5 MMBOE) attributable to changes in our development plans including the effects of reduced down-spacing. The balance of negative revisions (0.3 MMBOE) is attributable to non-participation and lease expirations partially offset by improved pricing. Extensions, discoveries and other additions were substantially attributable to our activities in the Eagle Ford Shale and our purchases of reserves were exclusively attributable to the 2013 EF Acquisition. In addition, we converted 3.6 MMBOE from proved undeveloped to proved developed reserves, consisting of 11 gross (8.9 net) wells in the Eagle Ford Shale and 2 gross (0.5 net) wells in the Granite Wash. During 2013, we incurred capital expenditures of approximately $80 million in connection with the conversion of proved undeveloped reserves to proved developed reserves.
Preparation of Reserves Estimates and Internal Controls
The proved reserve estimates were prepared by Wright & Company, Inc., our independent third party petroleum engineers. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see the Supplemental Information on Oil and Gas Producing Activities (Unaudited) in our Notes to the Consolidated Financial Statements and the report of Wright & Company, Inc., prepared for us and dated January 27, 2014, which is included as an Exhibit to this Annual Report on Form 10-K. We did not file any reports during the year ended December 31, 2013 with any federal authority or agency with respect to our estimate of oil and gas reserves.
Our policies and practices regarding the recording of reserves are structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. Our Vice President, Operations & Engineering is primarily responsible for overseeing the preparation of the reserve estimate by Wright & Company, Inc. Our Vice President, Operations & Engineering has over 28 years of industry experience in the estimation and evaluation of reserve information, holds a B.S. degree in Petroleum Engineering from Texas A&M University and is licensed by the State of Texas as a Professional Engineer. Our internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation.
There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. For additional information about the risks inherent in our estimates of proved reserves, see Item 1A, “Risk Factors.”
Qualifications of Third Party Petroleum Engineers
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

Oil and Gas Production, Production Prices and Production Costs
Oil and Gas Production by Region
The following tables set forth by region the average daily production and total production for the periods presented:

	Average Daily Production for the Year Ended December 31,			Total Production for the Year Ended December 31,
Region	2013	2012	2011	2013	2012	2011
		(BOEPD)			(MBOE)
Texas
South Texas [1]	11,208	6,377	2,335	4,091	2,334	852
East Texas	2,795	3,652	5,817	1,020	1,337	2,123
Mid-Continent [2]	2,567	3,309	5,973	937	1,211	2,180
Mississippi	2,058	2,314	2,993	751	847	1,092
Appalachia [3]	68	2,143	4,139	25	784	1,511
	18,696	17,795	21,257	6,824	6,513	7,758
_______________________
1 We completed the 2013 EF Acquisition in April 2013.
2 We sold a substantial portion of our Arkoma Basin properties in August 2011, which represented annual production of approximately 700 MBOE (1,800 BOEPD).
3 We sold all of our properties in West Virginia, Kentucky and Virginia in July 2012, which represented annual production of approximately 741 MBOE (2,100 BOEPD) in 2012 and 1,500 MBOE (4,100 BOEPD) in 2011.
Production Prices and Production Costs
The following table sets forth the average sales prices per unit of volume and our average production costs, not including ad valorem and production/severance taxes, per unit of production for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Average prices:
Crude oil ($ per Bbl)	$101.13	$101.95	$93.19
NGLs ($ per Bbl)	$31.30	$35.13	$47.83
Natural gas ($ per Mcf)	$3.64	$2.46	$4.10
Aggregate ($ per BOE)	$63.11	$47.67	$38.67
Average production cost ($ per BOE):
Lease operating	$5.20	$4.80	$4.77
Gathering processing and transportation	1.88	2.18	1.95
	$7.08	$6.98	$6.72

Significant Fields
Our Eagle Ford Shale play in South Texas, which contains primarily oil reserves, represents approximately 55% of our total equivalent proved reserve quantities as of December 31, 2013. Our Carthage field in East Texas, consisting primarily of our Cotton Valley and Haynesville Shale properties, represents approximately 26% of our total equivalent proved reserve quantities as of December 31, 2013. These are the only fields that comprise 15% or more of our total proved reserves as of that date.
The following table sets forth certain information with respect to these fields for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Eagle Ford Shale
Production:
Crude oil (MBbl)	3,197	1,960	751
NGLs (MBbl)	478	205	55
Natural gas (MMcf)	2,406	1,015	277
Total (MBOE)	4,077	2,334	852
Percent of total company production	60%	36%	11%
Average prices:
Crude oil ($ per Bbl)	$101.55	$103.33	$93.72
NGLs ($ per Bbl)	$26.68	$31.43	$51.33
Natural gas ($ per Mcf)	$3.52	$2.56	$3.66
Aggregate ($ per BOE)	$84.85	$90.63	$87.10
Average production cost ($ per BOE)[1]:
Lease operating	$4.30	$3.12	$1.67
Gathering processing and transportation	1.08	0.72	0.48
	$5.38	$3.84	$2.15

Carthage Field
Production:
Crude oil (MBbl)	60	68	106
NGLs (MBbl)	191	281	440
Natural gas (MMcf)	4,168	5,467	8,417
Total (MBOE)	945	1,260	1,949
Percent of total company production	14%	19%	25%
Average prices:
Crude oil ($ per Bbl)	$99.80	$96.61	$93.97
NGLs ($ per Bbl)	$35.36	$36.31	$49.82
Natural gas ($ per Mcf)	$3.38	$2.30	$3.69
Aggregate ($ per BOE)	$28.36	$23.29	$32.29
Average production cost ($ per BOE)[1]:
Lease operating	$6.84	$4.64	$4.76
Gathering processing and transportation	2.07	2.21	1.90
	$8.91	$6.85	$6.66
______________
1 Excludes production/severance and ad valorem taxes.

Drilling and Other Exploratory and Development Activities
The following table sets forth the gross and net development and exploratory wells that we drilled during the years ended December 31, 2013, 2012 and 2011 and wells that were in progress at the end of each year. The number of wells drilled refers to the number of wells completed at any time during the year, regardless of when drilling was initiated.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	58	34.1	36	27.8	45	32.1
Non-productive	—	—	—	—	—	—
Under evaluation	1	0.5	—	—	2	1.3
Total development	59	34.6	36	27.8	47	33.4

Exploratory
Productive	—	—	5	3.9	5	3.8
Non-productive	—	—	—	—	4	2.7
Under evaluation	—	—	1	1.0	—	—
Total exploratory	—	—	6	4.9	9	6.5
Total	59	34.6	42	32.7	56	39.9

Wells in progress at end of year[1]	16	11.5	3	2.7	7	5.8
___________
1 Includes three gross (2.8 net) wells completing, eight gross (5.0 net) waiting on completion and five gross (3.7 net) wells being drilled as of December 31, 2013.
The following table sets forth the regions in which we drilled our wells for the periods presented:

	2013		2012		2011
Region	Gross	Net	Gross	Net	Gross	Net
Texas
South Texas [1]	57	34.1	35	29.5	32	26.7
East Texas	—	—	—	—	—	—
Mid-Continent	2	0.5	7	3.2	19	8.9
Mississippi	—	—	—	—	—	—
Appalachia	—	—	—	—	5	4.3
	59	34.6	42	32.7	56	39.9
_____________
1 Includes six gross (2.2 net) wells acquired in the 2013 EF Acquisition that were in progress when acquired.
Present Activities
As of December 31, 2013, we had 16 gross (11.5 net) wells in progress, all of which were located in South Texas. As of February 19, 2014, four gross (2.7 net) of these wells, all of which were Eagle Ford Shale wells, had been successfully completed and were producing.
Delivery Commitments
We generally sell our oil, NGL and natural gas products using short-term floating price physical and spot market contracts. Although it is not our general practice, from time to time we enter into certain transactions in which we provide production commitments extending beyond one month. As of December 31, 2013, we did not have any material commitments to provide a fixed and determinable quantity of our products beyond the current month.

Productive Wells
The following table sets forth the productive wells in which we had a working interest as of December 31, 2013:

	Primarily Oil		Primarily Natural Gas		Total
Region	Gross	Net	Gross	Net	Gross	Net
Texas
South Texas	180	116.9	—	—	180	116.9
East Texas	—	—	356	254.3	356	254.3
Mid-Continent	11	7.1	99	42.3	110	49.4
Mississippi	—	—	564	545.6	564	545.6
Appalachia	—	—	3	3.0	3	3.0
	191	124.0	1,022	845.2	1,213	969.2
Of the total wells presented in the table above, we are the operator of 1,094 gross (166 oil and 928 gas) and 928.3 net (112.6 oil and 815.6 gas) wells. In addition to the above working interest wells, we own royalty interests in 10 gross wells.
Acreage
The following table sets forth our developed and undeveloped acreage as of December 31, 2013 (in thousands):

	Developed		Undeveloped		Total
Region	Gross	Net	Gross	Net	Gross	Net
Texas
South Texas	60.3	39.4	55.4	38.5	115.7	77.9
East Texas	43.9	31.9	2.4	1.5	46.3	33.4
Mid-Continent	19.8	10.0	32.2	20.0	52.0	30.0
Mississippi	34.9	27.8	1.0	0.4	35.9	28.2
Appalachia	1.7	1.1	28.8	20.6	30.5	21.7
	160.6	110.2	119.8	81.0	280.4	191.2
The primary terms of our leases generally range from three to five years and we do not have any concessions. As of December 31, 2013, our net undeveloped acreage is scheduled to expire as shown in the table below, unless the primary lease terms are, where appropriate, extended, HBP or otherwise changed:

	2014	2015	2016	Thereafter
Percent of gross undeveloped acreage	25%	17%	22%	36%
Percent of net undeveloped acreage	20%	12%	17%	51%
We do not believe that the scheduled expiration of our undeveloped acreage will substantially affect our ability or plans to conduct our exploration and development activities.

Item 3	Legal Proceedings
Since December 2013, we have been involved in an arbitration with Magnum Hunter Resources Corporation (“MHR”), the seller in our 2013 EF Acquisition. The arbitration relates to disputes we have with MHR regarding contractual adjustments to the purchase price for the 2013 EF Acquisition and suspense funds that we believe MHR is obligated to transfer to us. On February 3, 2014, both we and MHR submitted initial briefs describing our respective positions to the arbitrator. MHR has acknowledged that it owes us approximately $26.5 million; we believe the amount is higher. Both parties are scheduled to submit rebuttals to the initial briefs on March 3, 2014. We expect this matter to be resolved early during the second quarter of 2014.
See Note 12 to our Consolidated Financial Statements included in Item 8,“Financial Statements and Supplementary Data,” for a more detailed discussion of our legal contingencies. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. See Item 1, “Business—Government Regulation and Environmental Matters,” for a more detailed discussion of our material environmental obligations.

Item 4	Mine Safety Disclosures
Not applicable.

Part II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “PVA.” The high and low sales prices (composite transactions) and dividends declared related to each fiscal quarter in 2013 and 2012 were as follows:

			Cash
	Sales Price		Dividends
Quarter Ended	High	Low	Declared
December 31, 2013	$11.21	$6.50	$—
September 30, 2013	$6.72	$4.50	$—
June 30, 2013	$5.17	$3.56	$—
March 31, 2013	$5.00	$3.97	$—
December 31, 2012	$6.72	$4.07	$—
September 30, 2012	$7.74	$6.01	$—
June 30, 2012	$7.37	$3.92	$0.05625
March 31, 2012	$6.27	$4.27	$0.05625
Equity Holders
As of February 19, 2014, there were 399 record holders and 10,936 beneficial owners (held in street name) of our common stock.
Dividends
In July 2012, we discontinued the quarterly dividend on our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” and Note 14 to our Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for information regarding shares of common stock authorized for issuance under our stock compensation plans.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in 2013. Prior to 2012, certain of our employees made elective deferrals of compensation under the Penn Virginia Corporation Supplemental Employee Retirement Plan, or SERP, a portion of which was invested, at the employee’s direction, in our common stock. In addition, a portion of the compensation paid to certain non-employee members of our board of directors is paid in deferred common stock units. Each deferred common stock unit represents one share of common stock, vests immediately upon issuance, and is available to the holder upon retirement from our board of directors. Common stock held by the SERP and deferred common stock units that have not been converted into common stock are presented for financial reporting purposes as treasury stock carried at cost.

Performance Graph
The following graph compares our five-year cumulative total shareholder return (assuming reinvestment of dividends) with the cumulative total return of the Standard & Poor’s 600 Oil & Gas Exploration & Production Index and the Standard & Poor’s Small Cap 600 Index. As of December 31, 2013, there were eleven exploration and production companies in the Standard & Poor’s 600 Oil & Gas Exploration & Production Index: Approach Resources Inc., Carrizo Oil & Gas, Inc., Comstock Resources, Inc., Contango Oil & Gas Company, Forest Oil Corporation, Northern Oil & Gas, Inc., PDC Energy, Inc., Penn Virginia Corporation, PetroQuest Energy, Inc., Stone Energy Corporation and Swift Energy Company. The graph assumes $100 is invested on January 1, 2009 in us and each index at December 31, 2008 closing prices.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
Penn Virginia Corporation
S&P SmallCap 600 Index
2008
2009
2010
2011
2012
2013

	December 31,
	2009	2010	2011	2012	2013
Penn Virginia Corporation	$83.02	$66.41	$21.41	$18.23	$38.98
S&P Small Cap 600 Index	$125.57	$158.60	$160.22	$186.37	$263.37
S&P 600 Oil & Gas Exploration & Production Index	$127.39	$185.22	$174.39	$157.62	$221.05

Item 6	Selected Financial Data
The following selected historical financial and operating information was derived from our Consolidated Financial Statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and Supplementary Data in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statements of Operations Data[1]:
Revenues	$431,468	$317,149	$306,005	$254,438	$235,206
Operating loss[2]	$(92,046)	$(147,091)	$(155,419)	$(98,808)	$(205,346)
Loss from continuing operations	$(143,070)	$(104,589)	$(132,915)	$(65,327)	$(130,856)
Net income (loss)	$(143,070)	$(104,589)	$(132,915)	$19,667	$(77,368)
Loss attributable to Penn Virginia Corporation	$(143,070)	$(104,589)	$(132,915)	$(8,423)	$(114,643)
Preferred stock dividends	$6,900	$1,687	$—	$—	$—
Loss attributable to common shareholders	$(149,970)	$(106,276)	$(132,915)	$(8,423)	$(114,643)
Common Stock Data[1]:
Earnings (loss) per common share, basic
Continuing operations	$(2.41)	$(2.22)	$(2.90)	$(1.44)	$(2.99)
Discontinued operations	$—	$—	$—	$0.12	$0.37
Gain on sale of discontinued operations	$—	$—	$—	$1.13	$—
Net income (loss)	$(2.41)	$(2.22)	$(2.90)	$(0.19)	$(2.62)
Earnings (loss) per common share, diluted
Continuing operations	$(2.41)	$(2.22)	$(2.90)	$(1.44)	$(2.99)
Discontinued operations	$—	$—	$—	$0.12	$0.37
Gain on sale of discontinued operations	$—	$—	$—	$1.13	$—
Net income (loss)	$(2.41)	$(2.22)	$(2.90)	$(0.19)	$(2.62)
Weighted-average shares outstanding:
Basic	62,335	47,919	45,784	45,553	43,811
Diluted	62,335	47,919	45,784	45,553	43,811
Actual shares outstanding at year-end	65,307	55,117	45,714	45,557	45,272
Dividends declared per share of common stock	$—	$0.1125	$0.225	$0.225	$0.225
Market value at year-end	$9.43	$4.41	$5.29	$16.82	$21.29
Number of shareholders	11,335	7,656	6,787	6,708	3,486
Preferred Stock Data[3]:
Actual shares outstanding at year-end	11,500	11,500	—	—	—
Dividends declared per share of preferred stock	$600.00	$146.67	$—	$—	$—
Balance Sheet and Other Financial Data[1]:
Property and equipment, net	$2,237,304	$1,723,359	$1,777,575	$1,705,584	$1,479,452
Total assets	$2,507,087	$1,842,989	$1,943,053	$1,944,600	$2,888,507
Total debt	$1,281,000	$594,759	$697,307	$506,536	$498,427
Shareholders’ equity	$788,804	$895,116	$846,309	$980,276	$1,237,999
Cash provided by operating activities	$261,512	$241,458	$144,741	$79,839	$117,733
Cash paid for capital expenditures	$504,203	$370,907	$445,623	$405,994	$205,676
Other Statistical Data:
Total production (MBOE)	6,824	6,513	7,759	7,867	8,500
Proved reserves (MMBOE)	136	113	147	157	156
_____________________
1 Our former coal and natural resource management and natural gas midstream businesses are reported as discontinued operations for 2010 and 2009.
2 Operating loss for 2013, 2012, 2011, 2010 and 2009 included impairment charges of $132.2 million, $104.5 million, $104.7 million, $46.0 million and $106.4 million related to our oil and gas properties and other assets.
3 Outstanding preferred stock is in the form of 1,150,000 depositary shares each representing a 1/100th ownership interest in a share of our 6% Series A Convertible Perpetual Preferred Stock, or 6% Preferred Stock. Each share of the 6% Preferred Stock has a liquidation preference of $10,000 per share or $100 per depositary share.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Certain year-over-year changes are presented as not meaningful, or “NM,” where disclosure of the actual value does not otherwise enhance the analysis. Also, due to the combination of different units of volumetric measure and the number of decimal places presented, certain results may not calculate explicitly from the values presented in the tables.
 Overview and Executive Summary
We are an independent oil and gas company engaged in the exploration, development and production of oil, NGLs and natural gas in various onshore regions of the United States. Our current operations consist primarily of the drilling of unconventional horizontal development wells in shale formations and are currently concentrated in the Eagle Ford Shale in South Texas. We also have operations in the Granite Wash in the Mid-Continent (primarily Oklahoma), the Haynesville Shale and Cotton Valley in East Texas and the Selma Chalk in Mississippi. As of December 31, 2013, we had proved oil and gas reserves of approximately 136 MMBOE.
The following table sets forth certain summary operating and financial statistics for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Total production (MBOE)	6,824	6,513	7,759
Daily production (BOEPD)	18,696	17,795	21,257
Crude oil and NGL production (MBbl)	4,418	3,136	2,190
Crude oil and NGL production as a percent of total	65%	48%	28%
Product revenues, as reported	$430,693	$310,484	$300,046
Product revenues, adjusted for derivatives	$429,651	$338,802	$323,608
Crude oil and NGL revenues as a percent of total, as reported	88%	84%	54%
Realized prices:
Crude oil ($/Bbl)	$101.13	$101.95	$93.19
NGL ($/Bbl)	$31.30	$35.13	$47.83
Natural gas ($/Mcf)	$3.64	$2.46	$4.10
Aggregate ($/BOE)	$63.11	$47.67	$38.67
Production and lifting costs ($/BOE):
Lease operating	$5.20	$4.80	$4.77
Gathering, processing and transportation	$1.88	$2.18	$1.95
Production and ad valorem taxes ($/BOE)	$3.28	$1.63	$1.76
General and administrative ($/BOE) [1]	$6.69	$5.87	$4.97
Total operating costs ($/BOE)	$17.05	$14.48	$13.45
Depreciation, depletion and amortization ($/BOE)	$35.99	$31.68	$20.95
Cash provided by operating activities [2]	$261,512	$241,458	$144,741
Cash paid for capital expenditures, excluding 2013 EF Acquisition	$504,203	$370,907	$445,623
Cash and cash equivalents at end of period	$23,474	$17,650	$7,512
Debt outstanding, net of discount, at end of period	$1,281,000	$594,759	$697,307
Liquidation preference of convertible preferred stock at end of period	$115,000	$115,000	$—
Credit available under revolving credit facility at end of period [3]	$191,346	$297,922	$199,600
Proved reserves (MMBOE)	136	113	147
Net development wells drilled	34.6	27.8	33.4
Net exploratory wells drilled	—	4.9	6.5
______________________________
1 Excludes equity-classified share-based compensation, which is a non-cash expense, of $0.84, $0.98 and $0.96 and restructuring expenses and 2013 EF Acquisition transaction expenses of $0.38, $0.20 and $0.30 for the years ended December 31, 2013, 2012 and 2011.
2 Includes the receipt of a federal income tax refund of approximately $32 million in the year ended December 31, 2012 attributable to 2010 and prior years.
3 As reduced by outstanding borrowings and letters of credit and limited by financial covenants, if applicable. Also, excludes an additional $25 million attributable to the excess of the borrowing base of $425 million over the current commitment of $400 million.

In 2013, our crude oil and NGL production represented the majority of our total production consistent with our strategy to become a more liquids-focused oil and gas exploration and production company. As illustrated in the table above and as discussed further in the Key Developments and Results of Operations that follow, crude oil and NGL production was 65 percent of our total production for 2013 and the revenues generated from liquids production represented 88 percent of our total product revenues. Consistent with this strategic shift in investment and operational focus, we realized significantly higher cash operating margins. Our cash operating margin increased $20.84 per BOE, or 83 percent, to $46.06 per BOE in 2013 from $25.22 per BOE in 2011. Due primarily to the growth in cash operating margins, our cash provided by operating activities also increased significantly each successive year, despite higher interest payment requirements associated with our increased leverage. In 2013, cash from operating activities increased $116.8 million, or 81 percent, to $261.5 million from $144.7 million in 2011.
Our growth in crude oil and NGL production has been focused almost exclusively in the Eagle Ford Shale in South Texas. Since our initial lease acquisition in this region in 2010, we have drilled or acquired and turned in line 179 gross (116.7 net) total wells (operated and non-operated) through February 19, 2014. Our growth plans accelerated in April 2013 with the 2013 EF Acquisition and additional leasehold acquisitions, both of which increased the scope and scale of our Eagle Ford Shale operations. Accordingly, our cash paid for capital expenditures grew to $504.2 million, excluding the 2013 EF Acquisition, in 2013 from $370.9 in 2012 and is projected to be up to approximately $640 million in 2014. This contemplates a total of up to six operated rigs in the Eagle Ford Shale for 2014 as compared to an average of two prior to the 2013 EF Acquisition.
Our expansion in the Eagle Ford Shale and our overall shift in investment to liquids-focused opportunities has been financed over the past several years by a combination of cash from operating activities, the sale of non-core assets, borrowings under the Revolver and a mix of debt and equity offerings. Our most recent financing transaction occurred in April 2013 with the private placement and subsequent registration of $775 million of 8.5% Senior Notes due 2020, or 2020 Senior Notes. The 2020 Senior Notes were used to finance a portion of the 2013 EF Acquisition as well as adjust our total capitalization by retiring our high-cost $300 million of 10.375% Senior Notes due 2016, or 2016 Senior Notes resulting in an annual reduction of interest payments of $5.6 million. We also issued 10 million shares of common stock to the seller in connection with the 2013 EF Acquisition.
Key Developments
The following general business developments and corporate actions had or will have a significant impact on the financial reporting and disclosure of our financial position, results of operations and cash flows: (i) drilling results and future development plans for the Eagle Ford Shale, (ii) the 2013 EF Acquisition, (iii) the amendment, or Amendment, of the Revolver, and the borrowing base redetermination thereunder, (iv) the sale of our natural gas gathering assets in South Texas, (v) hedging a portion of our oil and gas production through calendar year 2015 to the levels permitted by our Revolver and our internal policies, (vi) the tender offer and the redemption, or the Tender Offer and the Redemption, of our 2016 Senior Notes and (vii) the private placement and subsequent registration of our 2020 Senior Notes to finance the 2013 EF Acquisition, the Tender Offer and the Redemption.
Drilling Results and Future Development Plans for the Eagle Ford Shale
During 2013, we drilled 49 gross (30.8 net) successful wells, and our joint venture partner drilled seven (2.8 net) successful non-operated wells in the Eagle Ford Shale. We also drilled one (0.5 net) well that is currently under evaluation.
Our Eagle Ford Shale production was approximately 11,169 net BOEPD during 2013 and 13,111 net BOEPD during the fourth quarter of 2013 with oil comprising approximately 78 percent, NGLs approximately 12 percent and natural gas approximately 10 percent. In the Eagle Ford Shale, we have a total of 179 gross (116.7 net) producing wells, 13 gross (10.1 net) operated wells completing or waiting on completion, two gross (0.9 net) outside operated wells being completed, six gross (4.2 net) operated wells being drilled and no outside operated wells being drilled as of February 19, 2014. While our production during the fourth quarter was consistent with previous guidance, we had a number of wells brought on line later than anticipated and these wells did not contribute as much to the fourth quarter results as we had expected. In addition, our non-operated partner has suspended its drilling program. In response, we have increased our operated drilling rig count to six rigs where we intend to remain during 2014, subject to market conditions.
The average total drilling and completion cost per frac stage for our operated Eagle Ford Shale wells was approximately $380,000 in the fourth quarter of 2013, as compared to $390,000 in the third quarter of 2013. In addition to the sequential decrease in costs per frac stage, our well productivity per stage increased as a result of pumping additional proppant and the continued use of multi-well pads and “zipper fracs.” A total of 22 of our recently drilled wells were drilled off of ten multi-well pads, with an average effective nominal spacing of approximately 60 acres.
We have approximately 118,000 gross (80,000 net) acres as of February 19, 2014, which to a large extent are contiguous and the majority of which are in the “volatile oil window” of the Eagle Ford Shale. Approximately 96,800 gross (70,300 net) acres are operated by us.

Acquisition and Integration of New Eagle Ford Shale Assets
We closed the 2013 EF Acquisition on April 24, 2013, or the Acquisition Date, and acquired approximately 40,600 gross (17,700 net) mineral acres, including producing and undeveloped property, located in Gonzales and Lavaca Counties, Texas most of which was adjacent to our existing Eagle Ford Shale position. The 2013 EF Acquisition was originally valued at $401 million with an effective date of January 1, 2013, or the Effective Date. On the Acquisition Date, we paid approximately $380 million in cash, including approximately $19 million of initial purchase price adjustments related to the period from the Effective Date to the Acquisition Date utilizing a portion of the proceeds from the 2020 Senior Notes offering, and issued to the seller 10 million shares of our common stock, or Shares, with a fair value of $4.23 per Share. Shortly after the Acquisition Date, certain of our joint interest partners exercised preferential rights related to the 2013 EF Acquisition. We received approximately $21 million from the exercise of those rights, which was recorded as a decrease to the purchase price of the 2013 EF Acquisition. In September 2013, the seller divested all of the Shares. See Item 3, “Legal Proceedings” for information regarding an arbitration in which we are involved with the seller.
The 2013 EF Acquisition included working interests in 46 gross (22.1 net) producing wells. At the time of the 2013 EF Acquisition, the estimated net oil and gas production for the acquired assets was approximately 2,700 BOEPD. Based on the seller’s third-party reserve engineering firm’s year-end 2012 review of the acquired assets, proved reserves were approximately 12.0 MMBOE, 96 percent of which were oil and NGLs and 37 percent of which were proved developed.
Revolver Amendment and Borrowing Base Redetermination
The Revolver was amended in October 2013 to increase the revolving commitment from $350 million to $400 million. Concurrently, the borrowing base under the Revolver was increased from $350 million to $425 million. The Amendment also provides for an extension of the current maximum leverage ratio of 4.5 to 1.0 through June 30, 2014 and allows the Revolver’s administrative agent to replace any lender who fails to approve a borrowing base increase approved by lenders representing two thirds of the aggregate commitment.
Sale of South Texas Natural Gas Gathering Assets
In December 2013, we entered into an agreement to sell our natural gas gathering assets in South Texas. The sale was completed in January 2014 and provided net proceeds of approximately $94 million, net to our working interest. Accordingly, the net carrying value of these assets is included on our Consolidated Balance Sheet as a component of current assets.
Commodity Hedging Activities
We have hedged approximately 70 percent of our estimated crude oil production for the first half of 2014 and approximately 65 percent for the second half of 2014 at a weighted-average floor price of $93.55 per barrel. In addition, we have hedged approximately 40 percent of our estimated natural gas production through the third quarter of 2014 at a weighted-average floor price of $4.13 per MMBtu and approximately 15 percent for the 2014 - 2015 winter at a weighted-average floor price of $4.50 per MMBtu.
Tender Offer and Redemption of the 2016 Senior Notes
In April 2013, we initiated the Tender Offer for any and all of the $300 million principal amount of the 2016 Senior Notes. Holders of approximately 58% of the 2016 Senior Notes tendered their notes. The total consideration payable for each $1,000 principal amount of those 2016 Senior Notes tendered was $1,065.34, which included a consent payment of $30.00 per $1,000 principal amount. In April 2013, we paid approximately $191 million, including accrued interest of $6.5 million, for the 2016 Senior Notes tendered. In May 2013, we made an irrevocable election in connection with the Redemption to redeem the remaining 42% of the 2016 Senior Notes outstanding in accordance with the 2016 Senior Notes indenture. We paid a total of $1,061.31 per $1,000 principal amount of the 2016 Senior Notes, or approximately $140 million, including accrued interest of $5.3 million, in connection with the Redemption. We recognized a loss on the extinguishment of debt of $29.2 million during the three months ended June 30, 2013 in connection with the Tender Offer and the Redemption, including non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes.
Issuance of 2020 Senior Notes
On April 24, 2013, we completed a private placement of $775 million of 2020 Senior Notes. The 2020 Senior Notes were priced at par and interest is payable on June 15 and December 15 of each year. The 2020 Senior Notes are fully and unconditionally guaranteed by all of our material subsidiaries, or Guarantor Subsidiaries. Approximately $380 million of the net proceeds from the private placement were used to finance the cash consideration for the 2013 EF Acquisition, including initial purchase price adjustments. The remaining net proceeds were used to pay down borrowings under the Revolver and to fund a portion of the Tender Offer and the Redemption. In July 2013, we completed an exchange offer to register of all of the 2020 Senior Notes.

 Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Production
The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented (certain results in the tables below may not calculate due to rounding):

Crude Oil	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	3,199.5	1,959.6	1,239.9	8,765.8	5,354.0	3,411.8	64%
East Texas	63.4	71.1	(7.6)	173.7	194.2	(20.5)	(11)%
Mid-Continent	160.4	206.2	(45.7)	439.5	563.3	(123.8)	(22)%
Mississippi	11.9	14.1	(2.2)	32.6	38.6	(6.0)	(15)%
Appalachia	0.1	1.0	(0.8)	0.3	2.6	(2.3)	(89)%
	3,435.4	2,251.9	1,183.6	9,411.8	6,152.6	3,259.2	53%

NGLs	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	485.3	205.2	280.1	1,329.5	560.8	768.7	137%
East Texas	190.7	280.7	(90.0)	522.6	767.0	(244.4)	(32)%
Mid-Continent	306.5	397.2	(90.7)	839.7	1,085.4	(245.7)	(23)%
Mississippi	—	—	—	—	—	—	—%
Appalachia	—	0.8	(0.8)	—	2.1	(2.1)	(100)%
	982.5	884.0	98.6	2,691.8	2,415.3	276.5	11%

Natural Gas	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	2,436	1,015	1,421	6.7	2.8	3.9	140%
East Texas	4,593	5,909	(1,316)	12.6	16.1	(3.5)	(22)%
Mid-Continent	2,823	3,646	(823)	7.7	10.0	(2.3)	(23)%
Mississippi	4,436	4,997	(561)	12.2	13.7	(1.5)	(11)%
Appalachia	147	4,695	(4,548)	0.4	12.8	(12.4)	(97)%
	14,435	20,261	(5,827)	39.6	55.4	(15.8)	(29)%

Combined Total	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas[1]	4,091	2,334	1,757	11,208	6,377	4,831	75%
East Texas	1,020	1,337	(317)	2,795	3,652	(857)	(24)%
Mid-Continent	937	1,211	(274)	2,567	3,309	(742)	(23)%
Mississippi	751	847	(96)	2,058	2,314	(256)	(11)%
Appalachia[2]	25	784	(759)	68	2,143	(2,074)	(97)%
	6,824	6,513	311	18,696	17,795	901	5%
______________________
1 Comprised primarily of production from our Eagle Ford Shale wells as well as our Pearsall Shale and Austin Chalk wells.
2 Subsequent to the sale of our Appalachian natural gas properties in July 2012, our remaining production from this region is provided by 3 gross (3.0 net) wells in the Marcellus Shale.
Total production increased during 2013 compared to 2012 due primarily to the 2013 EF Acquisition and the continued expansion of our development program in the Eagle Ford Shale. The increase was partially offset by the effect of the sale of our Appalachian natural gas properties in July 2012 along with natural production declines in our East Texas and Mid-Continent regions. The effect of the sale of the Appalachian properties was approximately 741 MBOE. Approximately 65% of total production during 2013 was attributable to oil and NGLs, which represents an increase of approximately 41% over the prior year. During 2013, our Eagle Ford Shale production represented approximately 60% of our total production as compared to approximately 36% from this play during 2012.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude Oil	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$324,899	$202,479	$122,420	$101.55	$103.33	$(1.78)
East Texas	6,325	6,862	(537)	99.69	96.55	3.14
Mid-Continent	14,920	18,667	(3,747)	93.01	90.55	2.46
Mississippi	1,249	1,477	(228)	104.79	104.66	0.13
Appalachia	14	87	(73)	101.45	91.29	10.16
	$347,407	$229,572	$117,835	$101.13	$101.95	$(0.82)

NGLs	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$12,969	$6,451	$6,518	$26.72	$31.43	$(4.71)
East Texas	6,743	10,195	(3,452)	35.36	36.32	(0.96)
Mid-Continent	11,036	14,365	(3,329)	36.01	36.16	(0.15)
Mississippi	—	—	—	—	—	—
Appalachia	—	40	(40)	—	51.61	NM
	$30,748	$31,051	$(303)	$31.30	$35.13	$(3.83)

Natural Gas	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per Mcf)
Texas
South Texas	$8,586	$2,593	$5,993	$3.52	$2.56	$0.96
East Texas	15,571	13,607	1,964	3.39	2.30	1.09
Mid-Continent	10,655	7,920	2,735	3.77	2.17	1.60
Mississippi	17,157	14,387	2,770	3.87	2.88	0.99
Appalachia	569	11,354	(10,785)	3.87	2.42	1.45
	$52,538	$49,861	$2,677	$3.64	$2.46	$1.18

Combined Total	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
				($ per BOE)
Texas
South Texas	$346,454	$211,523	$134,931	$84.69	$90.63	$(5.94)
East Texas	28,639	30,664	(2,025)	28.08	22.94	5.14
Mid-Continent	36,611	40,952	(4,341)	39.07	33.81	5.26
Mississippi	18,406	15,864	2,542	24.51	18.73	5.78
Appalachia	583	11,481	(10,898)	23.32	14.64	8.68
	$430,693	$310,484	$120,209	$63.11	$47.67	$15.44

As illustrated below, the effect of higher oil and NGL production volume coupled with improved natural gas prices more than offset the overall decline in crude oil and NGL prices and natural gas production volume.
The following table provides an analysis of the change in our revenues for 2013 as compared to 2012:

	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$120,652	$(2,817)	$117,835
NGL	3,460	(3,763)	(303)
Natural gas	(14,356)	17,033	2,677
	$109,756	$10,453	$120,209
 Effects of Derivatives
In 2013, we paid $1.0 million and, in 2012, we received $28.3 million in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Crude oil revenues as reported	$347,407	$229,572	$117,835	51%
Cash settlements on crude oil derivatives, net	(2,624)	8,428	(11,052)	(131)%
	$344,783	$238,000	$106,783	45%

Crude oil prices per Bbl, as reported	$101.13	$101.95	$(0.82)	(1)%
Cash settlements on crude oil per Bbl	(0.76)	3.74	(4.50)	(120)%
	$100.37	$105.69	$(5.32)	(5)%

Natural gas revenues as reported	$52,538	$49,861	$2,677	5%
Cash settlements on natural gas derivatives, net	1,582	19,890	(18,308)	(92)%
	$54,120	$69,751	$(15,631)	(22)%

Natural gas prices per Mcf, as reported	$3.64	$2.46	$1.18	48%
Cash settlements on natural gas derivatives per Mcf	0.11	0.98	(0.87)	(89)%
	$3.75	$3.44	$0.31	9%
Gain (Loss) on Sales of Property and Equipment
In 2013, we recognized losses related to certain properties in West Virginia associated with our 2012 sale of Appalachian natural gas assets as well as certain post-closing adjustments for other asset sales that occurred in prior years. In 2012, we recognized a gain attributable to the sale of substantially all of our Appalachian natural gas assets. In addition, we recognized several individually insignificant gains and losses on the sale of property, equipment, tubular inventory and well material during both periods.
Other Revenues
Other revenues, which includes gathering, transportation, compression and water disposal fees and other miscellaneous operating income, net of marketing and related expenses, decreased during 2013 due primarily to accretion expense attributable to our unused firm transportation obligation in the Appalachian region partially offset by a gain of $1.6 million on the sale of certain proprietary seismic data. Total accretion expense recognized during 2013 was $1.7 million representing a full year as compared to $0.6 million for one quarter in 2012.
Production and Lifting Costs

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Lease operating	$35,461	$31,266	$(4,195)	(13)%
Per unit of production ($/BOE)	$5.20	$4.80	$(0.40)	(8)%
Lease operating expense increased during 2013 due primarily to higher subsurface maintenance costs for wells located in East Texas. In addition, we incurred subsurface maintenance costs for certain wells in the 2013 EF Acquisition in which we had to remove submersible pumps and replace them with rods and pumps. We also incurred higher water disposal and chemical costs associated with our increased oil production. These increases were partially offset by the effect of the sale of our higher-cost Appalachian natural gas properties in July 2012.

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Gathering, processing and transportation	$12,839	$14,196	$1,357	10%
Per unit production ($/BOE)	$1.88	$2.18	$0.30	14%
Gathering, processing and transportation charges decreased during 2013 as compared to 2012 due primarily to the effect of the sale of our higher-cost Appalachian properties in July 2012, partially offset by an increase in processing costs related to expanded natural gas production in the Eagle Ford Shale.
Production and Ad Valorem Taxes

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Production/severance taxes	$17,355	$7,534	$(9,821)	(130)%
Ad valorem taxes	5,049	3,100	(1,949)	(63)%
	$22,404	$10,634	$(11,770)	(111)%
Per unit production ($/BOE)	$3.28	$1.63	$(1.65)	(101)%
Production/severance tax rate as a percent of product revenue	4.03%	2.43%
Production and ad valorem taxes increased during 2013 due primarily to our increased leasing and drilling activities in the Eagle Ford Shale in Gonzales and Lavaca Counties. In addition, we recognized approximately $4 million of non-recurring credits in the 2012 period for severance tax rebates on certain horizontal and ultra-deep natural gas wells in Oklahoma and Texas.
General and Administrative

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Recurring general and administrative expenses	$40,410	$37,547	$(2,863)	(8)%
Share-based compensation (liability-classified)	4,116	714	(3,402)	NM
Share-based compensation (equity-classified)	5,781	6,347	566	9%
2013 EF Acquisition transaction costs	2,587	—	(2,587)	NM
2013 EF Acquisition integration costs	442	—	(442)	NM
ERP system development costs	655	—	(655)	NM
Restructuring expenses	7	1,292	1,285	99%
	$53,998	$45,900	$(8,098)	(18)%
Per unit of production ($/BOE)	$7.91	$7.05	$(0.86)	(12)%
Per unit of production excluding share-based compensation,
acquisition transaction costs and restructuring charges ($/BOE)	$6.69	$5.87	$(0.82)	(14)%
Recurring general and administrative expenses increased due primarily to higher compensation, benefits and cash-based incentive charges resulting from higher employee headcount. Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, and represents mark-to-market charges associated with the increase in fair value of both the 2013 and 2012 PBRSU grants. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, decreased during 2013 due primarily to fewer employees receiving grants. We incurred transaction costs associated with the 2013 EF Acquisition including advisory, legal, due diligence and other professional fees, as well as certain integration expenses including transition accounting services, settlement statement audit fees and costs to convert acquired land and related records for use in our systems. In 2013, we initiated a project to replace certain of our primary information technology platforms with an integrated ERP system that became operational during the first quarter of 2014. Accordingly, we incurred certain costs including those associated with the preliminary project analysis, data conversion from our legacy systems, backfill labor and end-user training that were not subject to capitalization. Restructuring charges during the 2012 period include employee termination benefits and a provision for lease costs attributable to exit activities in connection with the sale of our Appalachian assets.

Exploration
The following table sets forth the components of exploration expenses for the periods presented:

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Unproved leasehold amortization	$17,451	$32,634	$15,183	47%
Geological and geophysical costs	2,882	816	(2,066)	NM
Other, primarily delay rentals	661	642	(19)	(3)%
	$20,994	$34,092	$13,098	38%
Unproved leasehold amortization declined during 2013 as costs related to successful Eagle Ford Shale wells were transferred to proved properties. In addition, due to the significance of the unproved acreage acquired in the 2013 EF Acquisition, our unproved property in the Eagle Ford Shale is now considered a “significant leasehold” and is not subject to systematic amortization. For further discussion of this matter, see “Critical Accounting Estimates — Oil and Gas Properties.” Geological and geophysical costs increased during 2013 due primarily to the purchase of certain seismic data for the South Texas region. Delay rentals decreased during 2013 due primarily to the sale of our Appalachian natural gas properties.
Depreciation, Depletion and Amortization (DD&A)
The following table sets forth the nature of the DD&A variances for the periods presented:

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
DD&A expense	$245,594	$206,336	$(39,258)	(19)%
DD&A rate ($/BOE)	$35.99	$31.68	$(4.31)	(14)%

	Production	Rates	Total
DD&A variance due to:	$(9,789)	$(29,469)	$(39,258)
The effect of higher overall production volumes and higher depletion rates associated with oil and NGL production were the primary factors attributable to the increase in DD&A. Our average DD&A rate increased due primarily to higher capitalized finding and development costs attributable to our drilling program in the Eagle Ford Shale as well as lower natural gas reserves due to revisions.
Impairments
The following table summarizes the impairments recorded for the periods presented:

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas properties	$132,224	$103,417	$(28,807)	(28)%
Other - tubular inventory and well materials	—	1,067	1,067	NM
	$132,224	$104,484	$(27,740)	(27)%
In 2013, we recognized oil and gas asset impairments of $121.8 million in the Granite Wash in the Mid-Continent, $9.5 million in the Marcellus Shale in Pennsylvania and $0.9 million in the Selma Chalk in Mississippi, in each case due primarily to market declines in current and expected future commodity prices. In June 2012, we recognized a $28.4 million impairment of our Appalachian assets triggered by the expected disposition of those properties and a $75.0 million impairment of our Marcellus Shale assets due primarily to market declines in natural gas prices and the resultant reduction in proved natural gas reserves. We also recognized impairments of certain tubular inventory and well materials in 2012 due primarily to declines in asset quality.
Loss on Firm Transportation Commitment
We have a contractual commitment for certain firm transportation capacity in the Appalachian region that expires in 2022. Subsequent to the sale of our natural gas assets in that region in 2012, we no longer have production to satisfy this commitment. As a result, we recorded a charge of $17.3 million in 2012 representing the liability for estimated discounted future net cash outflows over the remaining term of the contract. Accretion of this liability for 2013 and 2012 has been recorded as a component of Other revenues.

Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Interest on borrowings and related fees	$80,263	$56,080	$(24,183)	(43)%
Accretion of original issue discount	431	1,367	936	68%
Amortization of debt issuance costs	3,413	2,695	(718)	(27)%
Capitalized interest	(5,266)	(803)	4,463	NM
	$78,841	$59,339	$(19,502)	(33)%
Weighted-average debt outstanding	$1,022,337	$697,786	$(324,551)
Weighted-average interest rate	8.23%	8.62%

Interest expense increased during 2013 due primarily to higher overall weighted-average debt outstanding and a larger proportion of fixed-rate debt with higher interest rates in the 2013 period as compared to a larger proportion of Revolver borrowings at lower variable interest rates in 2012. The increase was partially offset by higher capitalized interest resulting from the significant increase in the value of our proved undeveloped and unproved properties following the 2013 EF Acquisition. For further discussion of this matter, see “Critical Accounting Estimates — Oil and Gas Properties.”
Loss on Extinguishment of Debt
In May 2013, we completed the Tender Offer and the Redemption for all of our outstanding 2016 Senior Notes. We paid a total of $330.9 million including consent payments and accrued interest in connection with the Tender Offer and Redemption and recognized a loss on the extinguishment of debt of $29.2 million. The loss on extinguishment of debt included non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes. When we entered into the Revolver in September 2012, we expensed issuance costs of $3.2 million attributable to our previous revolving credit facility.
Derivatives
The following table summarizes the components of our derivatives income for the periods presented:

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Oil and gas derivatives settled	$(1,042)	$28,317	$(29,359)	104%
Oil and gas derivative (loss) gain	(19,810)	6,464	(26,274)	(406)%
Interest rate swap gain	—	1,406	(1,406)	(100)%
	$(20,852)	$36,187	$(57,039)	(158)%
We paid net cash settlements of $1.0 million, all of which were attributable to commodity derivatives, during 2013 and $29.7 million, including $1.2 million attributable to the termination of an interest rate swap agreement, during 2012. The loss in the 2013 period is due primarily to period-end oil prices exceeding hedged prices as well as a substantially lower volume of natural gas production being hedged during 2013 period as compared to 2012.
Income Taxes

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)	% Change
Income tax benefit	$77,696	$68,702	$8,994	13%
Effective tax benefit rate	35.2%	39.6%
Due to the operating losses incurred, we recognized an income tax benefit during both periods. The effective tax benefit rate for 2013 includes a deferred tax asset valuation allowance for all current state net operating losses. The benefit rate for 2012 included a deferred tax asset valuation allowance related to the inability to recognize tax benefits for certain state net operating losses.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Production
The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

Crude Oil	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	1,959.6	751.2	1,208.4	5,354.0	2,058.1	3,295.9	NM
East Texas	71.1	117.5	(46.4)	194.2	321.9	(127.7)	(39)%
Mid-Continent	206.2	395.1	(188.9)	563.3	1,082.6	(519.3)	(48)%
Mississippi	14.1	18.9	(4.8)	38.6	51.7	(13.1)	(25)%
Appalachia	1.0	0.5	0.5	2.6	1.3	1.3	100%
	2,251.9	1,283.2	968.8	6,152.6	3,515.5	2,637.1	75%

NGLs	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	205.2	54.9	150.3	560.8	150.3	410.5	NM
East Texas	280.7	440.3	(159.6)	767.0	1,206.3	(439.3)	(36)%
Mid-Continent	397.2	411.1	(13.9)	1,085.4	1,126.4	(41.0)	(3)%
Mississippi	—	—	—	—	—	—	NM
Appalachia	0.8	0.9	(0.1)	2.1	2.5	(0.4)	(11)%
	884.0	907.2	(23.3)	2,415.3	2,485.5	(70.2)	(3)%

Natural Gas	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	1,015	277	738	2.8	0.8	2.0	NM
East Texas	5,909	9,393	(3,484)	16.1	25.7	(9.6)	(37)%
Mid-Continent	3,646	8,244	(4,598)	10.0	22.6	(12.6)	(56)%
Mississippi	4,997	6,441	(1,444)	13.7	17.6	(3.9)	(22)%
Appalachia	4,695	9,055	(4,360)	12.8	24.8	(12.0)	(48)%
	20,261	33,410	(13,148)	55.4	91.5	(36.1)	(39)%

Combined Total	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas	2,334	852	1,482	6,377	2,335	4,042	NM
East Texas	1,337	2,123	(786)	3,652	5,817	(2,165)	(37)%
Mid-Continent	1,211	2,180	(969)	3,309	5,973	(2,664)	(44)%
Mississippi	847	1,092	(245)	2,314	2,993	(679)	(22)%
Appalachia[1]	784	1,511	(727)	2,143	4,139	(1,996)	(48)%
	6,513	7,759	(1,245)	17,795	21,257	(3,462)	(16)%
______________________
1 Subsequent to the sale of our Appalachian natural gas properties in July 2012, our remaining production from this region is provided by 3 gross (3.0 net) wells in the Marcellus Shale.
The decline in total production during 2012 compared to 2011 was due primarily to natural production declines as well as the effect of the sale of our Appalachian and Arkoma Basin natural gas properties in July 2012 and August 2011, respectively. The effect of the sale of the Appalachian properties was approximately 4.4 Bcfe (700 MBOE) and the Arkoma Basin properties was approximately 2.0 Bcfe (333 MBOE). The natural declines in production from our remaining natural gas properties were partially offset by an increase in oil, NGL and natural gas production attributable to our drilling activity in the Eagle Ford Shale. Approximately 48% of total production in 2012 was attributable to oil and NGLs, which represents an increase of approximately 43% over the previous year. During 2012, our Eagle Ford Shale production of 2,334 MBOE represented approximately 36% of our total production, which represents an increase of approximately 25% over the previous year.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude Oil	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$202,479	$70,399	$132,080	$103.33	$93.72	9.61
East Texas	6,862	11,074	(4,212)	96.55	94.24	2.31
Mid-Continent	18,667	36,145	(17,478)	90.55	91.48	(0.93)
Mississippi	1,477	1,924	(447)	104.66	102.05	2.61
Appalachia	87	40	47	91.29	84.21	7.08
	$229,572	$119,582	$109,990	$101.95	$93.19	$8.76

NGLs	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$6,451	$2,817	$3,634	$31.43	$51.33	$(19.90)
East Texas	10,195	21,936	(11,741)	36.32	49.82	(13.50)
Mid-Continent	14,365	18,595	(4,230)	36.16	45.23	(9.07)
Appalachia	—	—	—	—	—	—
Mississippi	40	46	(6)	51.61	50.94	0.67
	$31,051	$43,394	$(12,343)	$35.13	$47.83	$(12.70)

Natural Gas	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per Mcf)
Texas
South Texas	$2,593	$1,015	$1,578	$2.56	$3.66	$(1.10)
East Texas	13,607	37,057	(23,450)	2.30	3.95	(1.65)
Mid-Continent	7,920	35,315	(27,395)	2.17	4.28	(2.11)
Mississippi	14,387	27,047	(12,660)	2.88	4.20	(1.32)
Appalachia	11,354	36,636	(25,282)	2.42	4.05	(1.63)
	$49,861	$137,070	$(87,209)	$2.46	$4.10	$(1.64)

Combined Total	Year Ended December 31,		Favorable	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
				($ per BOE)
Texas
South Texas	$211,523	$74,231	$137,292	$90.63	$87.10	$3.53
East Texas	30,664	70,067	(39,403)	22.94	33.00	(10.06)
Mid-Continent	40,952	90,055	(49,103)	33.81	41.31	(7.50)
Mississippi	15,864	28,971	(13,107)	18.73	26.52	(7.79)
Appalachia	11,481	36,722	(25,241)	14.64	24.31	(9.67)
	$310,484	$300,046	$10,438	$47.67	$38.67	$9.00
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

The following table provides an analysis of the change in our revenues for 2012 as compared to 2011.

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
Effects of Derivatives
In 2012 and 2011, we received $28.3 million and $23.6 million, respectively, in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Crude oil revenues as reported	$229,572	$119,582	$109,990	92%
Cash settlements on crude oil derivatives	8,428	1,404	7,024	(500)%
	$238,000	$120,986	$117,014	97%

Crude oil prices per Bbl, as reported	$101.95	$93.19	$8.76	9%
Cash settlements on crude oil derivatives per Bbl	3.74	1.09	2.65	(243)%
	$105.69	$94.28	$11.41	12%

Natural gas revenues as reported	$49,861	$137,070	$(87,209)	(64)%
Cash settlements on natural gas derivatives	19,890	22,158	(2,268)	(10)%
Natural gas revenues adjusted for derivatives	$69,751	$159,228	$(89,477)	(56)%

Natural gas prices per Mcf, as reported	$2.46	$4.10	$(1.64)	(40)%
Cash settlements on natural gas derivatives per Mcf	0.98	0.66	0.32	48%
	$3.44	$4.76	$(1.32)	(28)%
Gain on Sales of Property and Equipment
In 2012, we recognized a gain of $3.3 million attributable to the sale of substantially all of our Appalachian natural gas assets for proceeds of $95.7 million, net of transaction costs. In 2011, we sold approximately 2,700 net undeveloped acres in Butler and Armstrong counties in Pennsylvania for proceeds of $8.1 million, net of transaction costs, and recognized a gain of $3.3 million. We also recognized a gain of $0.6 million in 2012 attributable to the sale of our remaining undeveloped acreage in those counties. In addition, we recognized several individually insignificant gains on the sale of property, equipment, tubular inventory and well material during both periods.
Production and Lifting Costs

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Lease operating	$31,266	$36,988	$5,722	15%
Per unit of production ($/BOE)	$4.80	$4.77	$(0.03)	(1)%
Lease operating expense decreased on an absolute basis during 2012 due primarily to the effect of the sale of our higher-cost Appalachian and Arkoma Basin natural gas properties. In addition to the effect of property sales, we incurred lower repair and maintenance expenses and lower compression costs during 2012. Cost decreases were partially offset by higher environmental and regulatory compliance, chemical treatment, field contracting and well tending costs attributable to our significantly expanded oil drilling program.

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Gathering, processing and transportation	$14,196	$15,157	$961	6%
Per unit production ($/BOE)	$2.18	$1.95	$(0.23)	(12)%
Gathering, processing and transportation charges decreased on an absolute basis during 2012 due primarily to the effect of the sale of our Appalachian and Arkoma Basin natural gas properties, partially offset by higher processing costs related to increased natural gas production in the Eagle Ford Shale as well as higher transportation costs in the Appalachian region in 2012 for periods prior to the sale.
Production and Ad Valorem Taxes

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Production/severance taxes	$7,534	$11,086	$3,552	32%
Ad valorem taxes	3,100	2,604	(496)	(19)%
	$10,634	$13,690	$3,056	22%
Per unit production ($/BOE)	$1.63	$1.76	$0.13	7%
Production/severance tax rate as a percent of product revenue	2.4%	3.7%
Production and ad valorem taxes decreased during 2012 due primarily to the recognition of Oklahoma severance tax rebates of $2.8 million attributable to horizontal and ultra-deep wells for the period of July 1, 2009 through June 30, 2011. Reductions were also recognized for production taxes on certain Texas wells in 2012 and for a property tax recovery attributable to West Virginia wells in 2011. Production taxes also decreased due to the Appalachian and Arkoma Basin natural gas properties sales as well as lower overall natural gas volumes and prices in 2012 as compared to 2011.
General and Administrative

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Recurring general and administrative expenses	$37,547	$38,547	$1,000	3%
Share-based compensation (liability-classified)	714	—	(714)	NM
Share-based compensation (equity-classified)	6,347	7,430	1,083	15%
Restructuring expenses	1,292	2,351	1,059	45%
	$45,900	$48,328	$2,428	5%
Per unit of production ($/BOE)	$7.05	$6.23	$(0.82)	(13)%
Per unit of production excluding share-based compensation,
acquisition transaction costs and restructuring charges ($/BOE)	$5.87	$4.97	$(0.90)	(18)%

Recurring general and administrative expenses decreased due to reduced headcount and lower support costs following the sale of our Appalachian and Arkoma Basin natural gas properties. Liability-classified share-based compensation is attributable to our PBRSUs, which were issued for the first time in 2012. The 2012 grant of PBRSUs are payable in cash in 2015 upon achievement of specified market-based performance metrics. Equity-classified share-based compensation attributable to stock options and restricted stock units decreased during 2012 due primarily to a lower number of awards granted. Restructuring expenses for both the 2012 and 2011 periods include employee termination benefits and office relocation costs. The 2012 charge includes a provision for lease costs associated with the closing of our Canonsburg, Pennsylvania office, partially offset by a favorable adjustment to the lease obligation for our former Tulsa, Oklahoma office due to a change in estimated sub-lease rental income.

Exploration
The following table sets forth the components of exploration expenses for the periods presented:

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Unproved leasehold amortization	$32,634	$42,076	$9,442	22%
Geological and geophysical costs	816	11,202	10,386	93%
Dry hole costs	—	18,864	18,864	NM
Drilling rig standby charges	—	4,620	4,620	NM
Other, primarily delay rentals	642	2,181	1,539	71%
	$34,092	$78,943	$44,851	57%
Unproved leasehold amortization declined during 2012 as costs related to successful Eagle Ford Shale wells were transferred to proved properties. Geological and geophysical costs decreased during 2012 because our efforts in 2012 were concentrated on development drilling in the Eagle Ford Shale whereas in 2011 we conducted exploratory prospect activities in multiple areas. Dry hole costs in 2011 related to several unsuccessful wells in the Mid-Continent region. We also recorded drilling rig standby charges in 2011 in connection with the suspension of our exploratory drilling program in the Marcellus Shale.
Depreciation, Depletion and Amortization
The following tables set forth the nature of the DD&A variances for the periods presented:

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
DD&A expense	$206,336	$162,534	$(43,802)	(27)%
DD&A rate ($/BOE)	$31.68	$20.95	$(10.73)	(51)%

	Production	Rates	Total
DD&A variance due to:	$26,103	$(69,905)	$(43,802)
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
In 2012, we recognized a $28.4 million impairment of our Appalachian natural gas assets triggered by the expected disposition of those properties, and a $75.0 million impairment of our Marcellus Shale assets due primarily to market declines in natural gas prices and the resultant reduction in proved natural gas reserves. In 2012, we also recognized an impairment of certain tubular inventory and well materials triggered primarily by declines in asset quality. In 2011, we recognized an impairment of our Arkoma Basin natural gas assets for $71.1 million, which was triggered by the expected disposition of those properties. Also during 2011, we recognized impairments of our horizontal coal bed methane properties in the Appalachian region for $26.6 million and certain dry-gas properties in Mississippi for $6.8 million, in each case due primarily to market declines in natural gas prices.
Loss on Firm Transportation Commitment
We have a contractual commitment for certain firm transportation capacity in the Appalachian region that expires in 2022 and, as a result of the sale of our Appalachian natural gas assets in 2012, we no longer have production to satisfy this commitment. Accordingly, we recorded a charge of $17.3 million in 2012 representing the liability for estimated discounted future net cash outflows over the remaining term of the contract.

Other Operating Expense
During 2011, we recorded a reserve of $0.2 million for litigation attributable to properties that were previously sold. This matter was ultimately settled in January 2012 for the reserved amount. In addition, we wrote down certain gas imbalance assets that originated in prior years due to lower settlement rates.
Interest Expense
The following table summarizes the components of our total interest expense for the periods presented:

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Interest on borrowings and related fees	$56,080	$51,392	$(4,688)	(9)%
Accretion of original issue discount	1,367	3,427	2,060	60%
Amortization of debt issuance costs	2,695	3,380	685	20%
Capitalized interest	(803)	(1,983)	(1,180)	60%
	$59,339	$56,216	$(3,123)	(6)%
Weighted-average debt outstanding	$697,786	$590,512
Weighted-average interest rate	8.6%	9.9%
The issuance of our 7.25% Senior Notes due 2019, or the 2019 Senior Notes, and borrowings under the Revolver, partially offset by the repurchase of approximately 98% of our 4.50% Convertible Senior Subordinated Notes due 2012, or the Convertible Notes, with an effective interest rate of 8.5%, resulted in an approximate $107 million higher weighted-average balance of debt outstanding during 2012 compared to 2011. Accordingly, interest expense increased due to a higher average outstanding principal balance despite lower effective interest rates attributable to the 2019 Senior Notes and the Revolver. Capitalized interest was lower during 2012 due to lower carrying values on eligible capital projects.
Loss on Extinguishment of Debt
When we entered into the Revolver in September 2012, we expensed issuance costs of $3.2 million attributable to our previous revolving credit facility. During 2011, we expensed $1.2 million attributable to a change in the composition of the bank syndicate for our previous revolving credit facility. The repurchase in April 2011 of approximately 98% of the Convertible Notes resulted in a loss on extinguishment of debt of $24.2 million.
Derivatives
The following table summarizes the components of our derivatives income for the periods presented:

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Oil and gas derivatives settled	$28,317	$23,562	$4,755	20%
Oil and gas derivative gain (loss)	6,464	(9,140)	15,604	(171)%
Interest rate swap settled	—	3,818	(3,818)	(100)%
Interest rate swap gain (loss)	1,406	(2,589)	3,995	(154)%
	$36,187	$15,651	$20,536	131%

We received cash settlements of $29.7 million during 2012 and $27.4 million during 2011. The cash settlements in 2012 and 2011 included $1.2 million and $2.9 million attributable to the termination of our interest rate swap agreements during those periods. The increase in the commodity derivative gain was due primarily to oil and natural gas prices declining below our hedged prices.
Income Taxes

	Year Ended December 31,		Favorable
	2012	2011	(Unfavorable)	% Change
Income tax benefit	$68,702	$88,155	$(19,453)	(22)%
Effective tax benefit rate	39.6%	39.9%
Due to the operating losses incurred, we recognized an income tax benefit during both periods. In addition, the effective tax rates for 2012 and 2011 included a deferred tax asset valuation allowance related to the inability to recognize tax benefits for certain state net operating losses.

Financial Condition
Liquidity
Our primary sources of liquidity include cash from operating activities, borrowings under our Revolver, proceeds from the sales of non-core assets and, when appropriate, proceeds from capital market transactions including the sale of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGLs and natural gas products as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among others.
Our business plan contemplates capital expenditures in excess of our projected cash from operating activities for 2014 and 2015. Subject to the variability of commodity prices and production that impact our cash from operating activities, anticipated timing of our capital projects and unanticipated expenditures such as acquisitions, we plan to fund our 2014 capital program with cash from operating activities, borrowings under the Revolver, proceeds from the sales of non-core assets and supplemental issues of debt and equity, if appropriate. We have no debt maturities until September 2017 when the Revolver matures. We believe that our cash from operating activities, borrowing capacity under the Revolver and the projected proceeds from the sales of non-core assets will be sufficient to meet our debt service, preferred stock dividend and working capital requirements as well as our anticipated capital expenditures.
Capital Resources
In 2014, we anticipate making capital expenditures, excluding any acquisitions, of up to approximately $640 million. Based on expenditures to date and forecasted activity for the remainder of 2014, we expect to allocate 98 percent of our capital expenditures to the Eagle Ford Shale. This allocation includes approximately 85 percent for drilling and completions, 11 percent for leasehold acquisition and four percent for pipeline, gathering, seismic, facilities and other projects. The total forecasted activity assumes a drilling program utilizing a total of up to six operated drilling rigs in the Eagle Ford Shale. For a detailed analysis of our historical capital expenditures, see the Cash Flows discussion that follows. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on available opportunities, industry conditions, cash from operating activities and the overall availability of capital.
Cash From Operating Activities. Our cash from operating activities is subject to significant volatility due primarily to changes in commodity prices for our products and variations in our production. Accordingly, we actively manage the exposure of our revenues to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production, typically through the use of collar, swap and swaption contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices and our operating strategy. During 2013, our commodity derivatives portfolio resulted in $2.6 million of net cash payments related to higher than anticipated prices received for our oil production and provided $1.6 million of net cash receipts attributable to lower than anticipated prices received for our natural gas production.
 We have hedged approximately 70 percent of our estimated crude oil production for the first half of 2014 and approximately 65 percent for the second half of 2014 at a weighted-average floor price of $93.55 per barrel. In addition, we have hedged approximately 40 percent of our estimated natural gas production through the third quarter of 2014 at a weighted-average floor price of $4.13 per MMBtu and approximately 15 percent for the 2014 - 2015 winter at a weighted-average floor price of $4.50 per MMBtu.
In addition to recurring payments for production and lifting costs, production and ad valorem taxes and general and administrative costs, our most significant operating cash outflows are attributable to debt service costs. Historically, we have also made operating cash payments with respect to restructuring programs and certain costs for other transactions, including the 2013 EF Acquisition. For a detailed analysis of our historical cash flows from operating activities, see the Cash Flows discussion that follows.
Revolver Borrowings. The Revolver provides for a $400 million revolving commitment and has a borrowing base of $425 million. The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $200 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is redetermined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The next semi-annual redetermination is scheduled for May 2014. The Revolver allows for the administrative agent to replace any lender who fails to approve a borrowing base increase approved by lenders representing two thirds of the aggregate commitment. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017.
We had letters of credit of $2.7 million outstanding as of December 31, 2013. As of December 31, 2013, our available borrowing capacity under the Revolver was $191.3 million. Excluding the impact of any potential asset sales, we anticipate our borrowing base to increase upon the next scheduled redetermination in May 2014 due to our expanded drilling activity in the Eagle Ford Shale.

For additional information regarding the terms and covenants associated with our Revolver, see the Capitalization discussion that follows. The following table summarizes our borrowing activity under the Revolver during the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended December 31, 2013	$172,011	$206,000	2.0124%
Year ended December 31, 2013	$89,389	$206,000	1.9339%
Proceeds from Asset Sales. In January 2014, we sold our natural gas gathering assets in South Texas for proceeds of approximately $94 million, net to our working interest, and we recently began a process to sell our Granite Wash and Selma Chalk assets. For a detailed analysis of our historical proceeds from asset sales, see the Cash Flows discussion that follows.
Capital Market Transactions. From time-to-time and under market conditions that we believe are favorable to us, we will consider capital market transactions, including the offering of debt and equity securities. Historically, we have entered into such transactions generally to facilitate certain transactions, including the 2013 EF Acquisition, and to pursue opportunities to adjust our total capitalization. For a detailed analysis of our historical proceeds from capital market transactions, see the Cash Flows discussion that follows.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2013	2012	Variance
Cash flows from operating activities
Operating cash flows, net	$314,424	$217,688	$96,736
Working capital changes, net	19,120	20,157	(1,037)
Commodity derivative settlements (paid) received, net:			—
Crude oil	(2,624)	8,427	(11,051)
Natural gas	1,582	19,890	(18,308)
Interest payments, net of amounts capitalized	(65,107)	(54,808)	(10,299)
Income tax refunds received, net	—	32,603	(32,603)
2013 EF Acquisition transaction and integration costs paid	(3,029)	—	(3,029)
Restructuring and exit costs paid	(2,854)	(2,499)	(355)
Net cash provided by operating activities	261,512	241,458	20,054
Cash flows from investing activities
2013 EF Acquisition and settlement of related obligations, net	(380,694)	—	(380,694)
Capital expenditures - property and equipment	(504,203)	(370,907)	(133,296)
Proceeds from sales of assets and other, net	(54)	96,899	(96,953)
Net cash used in investing activities	(884,951)	(274,008)	(610,943)
Cash flows from financing activities
Proceeds from the issuance of preferred stock, net	—	110,337	(110,337)
Proceeds from the issuance of common stock, net	—	43,474	(43,474)
Proceeds from the issuance of senior notes	775,000	—	775,000
Retirement of senior notes	(319,090)	(4,915)	(314,175)
Proceeds from revolving credit facility borrowings, net	206,000	(99,000)	305,000
Debt issuance costs paid	(25,634)	(2,032)	(23,602)
Dividends paid on preferred and common stock	(6,862)	(5,176)	(1,686)
Other, net	(151)	—	(151)
Net cash provided by financing activities	629,263	42,688	586,575
Net increase in cash and cash equivalents	$5,824	$10,138	$(4,314)

Cash Flows From Operating Activities. Higher realized cash flows from higher operating margin oil and NGL operations resulted in an increase in our cash flows from operating activities during 2013 as compared to 2012. When comparing 2013 and 2012, the higher realized cash flows were partially offset by (i) higher amounts paid for interest during the 2013 period due to higher average outstanding Revolver balances and a higher level of outstanding senior indebtedness, (ii) the receipt of a significant federal income tax refund during 2012, (iii) the realization of substantially lower net settlements from our commodity derivatives portfolio during 2013 due primarily to realized crude oil prices exceeding hedged prices as well as a significantly lower volume of natural gas production subject to hedges, (iv) the payment of transaction costs, including advisory, legal, due diligence and other professional fees in connection with the 2013 EF Acquisition during 2013 and (v) higher restructuring and exit costs payments during 2013 due primarily to ongoing contractual payments for firm transportation capacity in the Appalachian region.
Cash Flows From Investing Activities. We paid approximately $380 million for the 2013 EF Acquisition. This amount includes: (i) approximately $379 million, including approximately $19 million of initial purchase price adjustments, paid to the seller at settlement, (ii) approximately $22 million, net paid subsequent to the Acquisition Date to settle obligations assumed in the 2013 EF Acquisition and (iii) the receipt of approximately $21 million of proceeds received from certain of our joint interest partners upon the exercise of their preferential rights with respect to the 2013 EF Acquisition.
Capital expenditures were substantially higher during 2013 as compared to 2012 due primarily to a higher level of drilling activity and facilities construction attributable to the expansion of our operations in the Eagle Ford Shale.
The following table sets forth costs related to our capital expenditure program for the periods presented:

	Year Ended December 31,
	2013	2012
Oil and gas:
Development drilling	$404,957	$287,363
Lease acquisitions and other land-related costs [1]	69,155	28,380
Pipeline, gathering facilities and other equipment	17,583	18,330
Exploration drilling	13,289	49,462
Geological and geophysical (seismic) costs	2,882	816
	507,866	384,351
Other - Corporate [2]	2,370	629
Total capital program costs	$510,236	$384,980
_________________
1 Includes site-preparation and other pre-drilling costs.
2 Includes approximately $2 million in 2013 for an integrated enterprise-wide information technology platform.
The following table reconciles the total costs of our capital expenditure program with the net cash paid for capital expenditures for additions to property and equipment as reported in our Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2013	2012
Total capital program costs	$510,236	$384,980
Increase in accrued capitalized costs	(6,355)	(4,550)
Less:
Exploration expenses charged to operations:
Geological and geophysical (seismic)	(2,882)	(816)
Other, primarily delay rentals	(662)	(646)
Transfers from tubular inventory and well materials	(2,471)	(13,359)
Add:
Tubular inventory and well materials purchased in advance of drilling	1,071	4,495
Capitalized interest	5,266	803
Total cash paid for capital expenditures	$504,203	$370,907

We received proceeds, net of related costs, and other settlements from the disposition of certain non-core properties and other assets during both 2013 and 2012 as follows:

	Year Ended December 31,
	2013	2012
Appalachian natural gas properties, net	$62	$95,687
Other property sales, net	23	1,482
Tubular inventory and well materials, net	399	96
Proceeds from the sales of assets, net	484	97,265
Payments of post-closing adjustments attributable to sales of assets	(538)	(546)
Other, net	—	180
	$(54)	$96,899
Cash Flows From Financing Activities. In April 2013, we issued the the 2020 Senior Notes which were used to fund the 2013 EF Acquisition and a portion of the Tender Offer and the Redemption of our outstanding 2016 Senior Notes. We incurred and paid costs associated with the issuance of the 2020 Senior Notes as well as costs associated with an amendment to our Revolver. Cash flows from financing activities for 2013 include net borrowings under the Revolver while the 2012 period includes net repayments under the Revolver which were funded by the proceeds from the sale of our Appalachian natural gas assets and a federal income tax refund. Dividends paid in the 2013 period were attributable to our 6% Series A Convertible Perpetual Preferred Stock, or the 6% Preferred Stock, and dividends paid in 2012 were attributable to our common stock.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	As of December 31,
	2013	2012
Revolving credit facility	$206,000	$—
Senior notes due 2016 [1]	—	294,759
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	—
Total debt	1,281,000	594,759
Shareholders’ equity [2]	788,804	895,116
	$2,069,804	$1,489,875
Debt as a % of total capitalization	62%	40%
_________________
1 The 2016 Senior Notes were retired in 2013 in connection with the Tender Offer and the Redemption.
2 Includes 11,500 shares of the 6% Preferred Stock which has a liquidation preference of $10,000 per share, or $115 million.
Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of December 31, 2013, the actual interest rate applicable to the Revolver was 2.1875% which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 2.0%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of December 31, 2013, commitment fees are charged at a rate of 0.500%.
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
6% Preferred Stock. The annual dividend on each share of the 6% Preferred Stock is 6.00% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on January 15, April 15, July 15 and October 15 of each year. We may, at our option, pay dividends in cash, common stock or a combination thereof.
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
Covenant Compliance. The Revolver and the indentures associated with our senior notes require us to maintain certain financial and non-financial covenants. These covenants impose limitations on our ability to pay dividends as well as our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, or enter into a merger or sale of our assets, including the sale or transfer of interests in our subsidiaries, among other requirements. As of December 31, 2013 and through the date upon which our Consolidated Financial Statements were issued, we were in compliance with these covenants.
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

The indentures for our senior notes include an incurrence test which is determined by an interest coverage ratio, as defined in the indentures. The interest coverage ratio may not be less than 2.25 times consolidated EBITDAX, a non-GAAP measure.
The following table summarizes the actual results of our financial covenant compliance under the Revolver and senior note indentures as of and for the period ended December 31, 2013:

	Required	Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	< 4.50 to 1	3.7 to 1
Current ratio	> 1.00 to 1	1.7 to 1
Interest coverage	> 2.25 to 1	3.5 to 1

Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2013, the material off-balance sheet arrangements and transactions that we have entered into included operating lease arrangements, well drilling commitments, hydraulic fracturing service commitments, firm transportation agreements and letters of credit, all of which are customary in our business. See Contractual Obligations summarized below for more details related to the value of our off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolver [1]	$206,000	$—	$—	$206,000	$—
Senior Notes due 2019 and 2020 [2]	1,075,000	—	—	—	1,075,000
Interest on long-term debt [3]	564,723	92,131	184,263	178,642	109,687
Operating leases [4]	7,393	1,884	3,510	1,318	681
Well drilling and completion commitments	93,013	88,398	4,615	—	—
Firm transportation commitments [5]	42,201	4,788	8,670	7,762	20,981
Derivatives [6]	10,141	10,141	—	—	—
Asset retirement obligations [7]	22,217	—	—	—	22,217
Other commitments [8]	13,588	$4,021	$9,567	$—	$—
Total contractual obligations	$2,034,276	$201,363	$210,625	$393,722	$1,228,566
_______________________________________
1  Assumes that the amount outstanding of $206 million as of December 31, 2013 will remain outstanding until its maturity in 2017.
2  Upon their maturities in April 2019 and May 2020, the principal amounts of $300 million and $775 million each will be due.
3  Represents estimated interest payments that will be due under the Revolver, assuming the amount outstanding of $206 million as of December 31, 2013 will remain until its maturity in 2017, as well as contractual interest payments on the 2019 Senior Notes and the 2020 Senior Notes.
4  Relates primarily to office and equipment leases.
5 Includes $24.1 million of undiscounted payments attributable to a firm transportation obligation for which $16.0 million has been recognized on our Consolidated Balance Sheet as of December 31, 2013.
6  Represents estimated payments that we will make resulting from commodity derivatives that are in a liability position as of December 31, 2013.
7  Represents the undiscounted balance payable in periods more than five years in the future for which $6.4 million has been recognized on our Consolidated Balance Sheet as of December 31, 2013. While we anticipate making payments to settle asset retirement obligations during each of the next five years, none are currently required by contract to be made during this time frame.
8  Represents all other significant obligations including minimum commitments under a natural gas gathering and compression service agreement and information technology licensing and service agreements, among others.
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
Oil and Gas Reserves
Estimates of our oil and gas reserves are the most critical estimate included in our Consolidated Financial Statements. Reserve estimates become the basis for determining depletive write-off rates, recoverability of historical cost investments and the fair value of properties acquired as well as those subject to potential impairments. There are many uncertainties inherent in estimating crude oil, NGL and natural gas reserve quantities, including projecting the total quantities in place, future production rates and the amount and timing of future development expenditures. In addition, reserve estimates of new discoveries are less precise than those of producing properties due to the lack of a production history. Accordingly, these estimates are subject to change as additional information becomes available.
There are several factors which could change the estimates of our oil and gas reserves. Significant rises or declines in commodity product prices could lead to changes in the amount of reserves as production activities become more or less economical. An additional factor that could result in a change of recorded reserves is the reservoir decline rates differing from those assumed when the reserves were initially recorded. Estimation of future production and development costs is also subject to change partially due to factors beyond our control, such as energy costs and inflation or deflation of oil field service costs.
Oil and Gas Properties
We use the successful efforts method to account for our oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, delay rentals and costs to drill exploratory wells that do not find proved reserves are expensed as oil and gas exploration. We will carry the costs of an exploratory well as an asset if the well has found a sufficient quantity of reserves to justify its completion as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project. For certain projects, it may take us more than one year to evaluate the future potential of the exploratory well and make a determination of its economic viability. Our ability to move forward on a project may be dependent on gaining access to transportation or processing facilities or obtaining permits and government or partner approval, the timing of which is beyond our control. In such cases, exploratory well costs remain suspended as long as we are actively pursuing access to the necessary facilities or receiving to such permits and approvals and believe that they will be obtained. We assess the status of suspended exploratory well costs on a quarterly basis.
We assess our proved oil and gas properties for impairment on a geographic basis, generally at the field level, based upon a periodic review of commodity prices and, when available, updated oil and gas reserve data. Generally, we compile updated oil and gas reserve data once during the calendar year and again at year-end on a more formal basis. The assessment is performed by comparing the carrying value of proved properties for each field to the undiscounted estimated future cash flows. Undiscounted estimated future cash flows are based on updated oil and gas reserve data, when available, and include the impact of risk-adjusted probable and possible reserves, future commodity prices, anticipated production and forecasted operating and capital expenditures. Commodity prices are estimated based on five-year NYMEX strip prices, adjusted accordingly for basis differentials and other factors consistent with management’s assumptions utilized for internal planning and budgeting purposes. If, based on the assessment, the carrying value of the proved properties exceeds the undiscounted estimated future cash flows, the cost of the proved properties are written down to fair value. In certain circumstances, significant management judgment is applied to consideration of the results of such assessment described above. Accordingly, it is possible that impairment would not be appropriate for certain properties that failed the objective assessment based on consideration of other factors, including the timeliness of reserve assignment, among others. Likewise, impairment may be appropriate for other properties that otherwise passed the objective assessment based on the trending of prices, lease expirations and future development plans.
A portion of the carrying value of our oil and gas properties is attributable to unproved properties. As of December 31, 2013, the costs attributable to unproved properties, net of accumulated amortization, were $101.5 million. Unproved properties whose acquisition costs are insignificant are amortized as a component of exploration expense in the aggregate over the lesser of five years or the average remaining lease term. We assess unproved properties whose acquisition costs are relatively significant, if any, for impairment on a stand-alone basis. As exploration work progresses and the reserves on properties are proven, capitalized costs of these properties are subject to depreciation and depletion. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work is charged to exploration expense. The timing of any write-downs of any significant unproved properties depends upon the nature, timing and extent of future exploration and development activities and their results.
For the past several years, we have not had any unproved properties that were deemed significant as described above. Subsequent to the 2013 EF Acquisition our unproved properties in the Eagle Ford Shale are now considered significant and became subject to impairment on a stand-alone basis effective July 1, 2013. Furthermore, we anticipate transferring material amounts representing the cost of unproved leaseholds to proved properties in future periods as our activities in the Eagle Ford Shale continue to be successful. Accordingly, we anticipate that our future charges for unproved leasehold amortization will decline from historical levels.
Considering the magnitude of unproved and proved undeveloped properties acquired, the related indebtedness that we incurred to finance the 2013 EF Acquisition, and timing of the development plans that we have for the Eagle Ford Shale, we anticipate the capitalization of interest costs to increase substantially in future periods. In 2013, we capitalized $5.6 million of interest costs attributable to qualifying activities that are in process to bring our Eagle Ford Shale unproved and proved undeveloped properties into production.
Depreciation, Depletion and Amortization
We determine depreciation and depletion of oil and gas producing properties by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. We compute depreciation and amortization of other property and equipment using the straight-line balance method over the estimated useful life of each asset.
Derivative Activities
From time to time, we enter into derivative instruments to mitigate our exposure to crude oil and natural gas price volatility and interest rate fluctuations. The derivative financial instruments, which are placed with financial institutions that we believe are of acceptable credit risk, take the form of collars, swaps and swaptions, among others. All derivative instruments are recognized in our Consolidated Financial Statements at fair value with the changes recorded currently in earnings. The fair values of our derivative instruments are determined based on discounted cash flows derived from quoted forward prices and rates. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by our board of directors.
Deferred Tax Asset Valuation Allowance
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
Share-Based Compensation
In May 2013 and February 2012, we granted PBRSUs to certain executive officers. Vested PBRSUs are payable in cash on the third anniversary of the date of grant based upon the achievement of specified market-based performance metrics with respect to each of a one-year, two-year and three-year performance period, in each case commencing on the date of grant. The number of PBRSUs vested can range from 0% to 200% of the initial grant. The PBRSUs do not have voting rights and do not participate in dividends.
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
 New Accounting Standards
Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. The disclosures required by ASU 2013-02 are included in Note 13 to our Consolidated Financial Statements. The adoption of ASU 2013-02 did not have a significant impact on our Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Item 7A        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
All of our long-term debt instruments, with the exception of the Revolver, have fixed interest rates. Accordingly, our interest rate risk is attributable to our borrowings under the Revolver, which is subject to variable interest rates. As of December 31, 2013, we had borrowings of $206 million under the Revolver at an interest rate of 2.1875%. Assuming a constant borrowing level of $206 million under the Revolver, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of approximately $2.1 million on an annual basis.
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
As of December 31, 2013, we reported a commodity derivative asset of $5.4 million. The contracts associated with this position are with six counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties. The maximum amount of loss due to credit risk if counterparties to our derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of December 31, 2013.
During the year ended December 31, 2013, we reported net commodity derivative losses of $20.9 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 5 to our Consolidated Financial Statements for a further description of our price risk management activities.
The following table sets forth our commodity derivative positions as of December 31, 2013:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
First quarter 2014	Collars	1,500	$93.33	$102.80	$—	$28
Second quarter 2014	Collars	1,500	$93.33	$102.80	128	—
First quarter 2014	Swaps	8,500	$94.00		—	3,352
Second quarter 2014	Swaps	8,500	$94.00		—	2,280
Third quarter 2014	Swaps	9,000	$93.38		—	1,025
Fourth quarter 2014	Swaps	9,000	$93.38		607	—
First quarter 2015	Swaps	3,000	$91.92		88	—
Second quarter 2015	Swaps	3,000	$91.92		435	—
Third quarter 2015	Swaps	2,000	$91.48		410	—
Fourth quarter 2015	Swaps	2,000	$91.48		556	—

Natural Gas:		(in MMBtu)	($/MMBtu)
First quarter 2014	Collars	5,000	$4.00	4.50	—	3
First quarter 2014	Swaps	10,000	$4.28		1	—
Second quarter 2014	Swaps	15,000	$4.10		—	1
Third quarter 2014	Swaps	15,000	$4.10		—	60
Fourth quarter 2014	Swaps	5,000	$4.50		125	—
First quarter 2015	Swaps	5,000	$4.50		64	—
Settlements to be paid in subsequent period					—	423
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

	Change of $10.00 per Barrel of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives	$(41.9)	$40.8
Effect on the fair value of natural gas derivatives	$(4.5)	$4.5

Effect on 2014 operating income, excluding crude oil derivatives	$51.2	$(51.2)
Effect on 2014 operating income, excluding natural gas derivatives	$11.3	$(11.3)

Item 8	Financial Statements and Supplementary Data

PENN VIRGINIA CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Penn Virginia Corporation:

We have audited the accompanying consolidated balance sheets of Penn Virginia Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Penn Virginia Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penn Virginia Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Penn Virginia Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Houston, Texas
February 24, 2014

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Crude oil	$347,407	$229,572	$119,582
Natural gas liquids (NGLs)	30,748	31,051	43,394
Natural gas	52,538	49,861	137,070
Gain (loss) on sales of property and equipment, net	(266)	4,282	3,570
Other	1,041	2,383	2,389
Total revenues	431,468	317,149	306,005
Operating expenses
Lease operating	35,461	31,266	36,988
Gathering, processing and transportation	12,839	14,196	15,157
Production and ad valorem taxes	22,404	10,634	13,690
General and administrative	53,998	45,900	48,328
Exploration	20,994	34,092	78,943
Depreciation, depletion and amortization	245,594	206,336	162,534
Impairments	132,224	104,484	104,688
Loss on firm transportation commitment	—	17,332	—
Other	—	—	1,096
Total operating expenses	523,514	464,240	461,424
Operating loss	(92,046)	(147,091)	(155,419)
Other income (expense)
Interest expense	(78,841)	(59,339)	(56,216)
Loss on extinguishment of debt	(29,174)	(3,164)	(25,421)
Derivatives	(20,852)	36,187	15,651
Other	147	116	335
Loss before income taxes	(220,766)	(173,291)	(221,070)
Income tax benefit	77,696	68,702	88,155
Net loss	(143,070)	(104,589)	(132,915)
Preferred stock dividends	(6,900)	(1,687)	—
Net loss attributable to common shareholders	$(149,970)	$(106,276)	$(132,915)

Net loss per share:
Basic	$(2.41)	$(2.22)	$(2.90)
Diluted	$(2.41)	$(2.22)	$(2.90)

Weighted average shares outstanding - basic	62,335	47,919	45,784
Weighted average shares outstanding - diluted	62,335	47,919	45,784

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(143,070)	$(104,589)	$(132,915)
Other comprehensive income (loss):
Change in pension and postretirement obligations, net of tax of $673 in 2013, $54 in 2012 and $(79) in 2011	1,249	102	(146)
	1,249	102	(146)
Comprehensive loss	$(141,821)	$(104,487)	$(133,061)

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$23,474	$17,650
Accounts receivable, net of allowance for doubtful accounts	194,403	62,978
Derivative assets	3,830	11,292
Deferred income taxes	6,065	—
Other current assets	5,924	4,595
Total current assets	233,696	96,515
Property and equipment, net (successful efforts method)	2,237,304	1,723,359
Derivative assets	1,552	5,181
Other assets	34,535	17,934
Total assets	$2,507,087	$1,842,989

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$248,004	$111,655
Derivative liabilities	10,141	—
Deferred income taxes	—	370
Total current liabilities	258,145	112,025
Other liabilities	33,386	28,901
Derivative liabilities	—	1,421
Deferred income taxes	145,752	210,767
Long-term debt	1,281,000	594,759

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock of $100 par value – 100,000 shares authorized; 11,500 shares issued as of December 31, 2013 and December 31, 2012 with a redemption value of $10,000 per share	1,150	1,150
Common stock of $0.01 par value – 128,000,000 shares authorized; shares issued of 65,306,748 and 55,117,346 as of December 31, 2013 and December 31, 2012, respectively	466	364
Paid-in capital	891,351	849,046
Retained earnings (Accumulated deficit)	(104,180)	45,790
Deferred compensation obligation	2,792	3,111
Accumulated other comprehensive income (loss)	267	(982)
Treasury stock – 233,063 and 218,320 shares of common stock, at cost, as of December 31, 2013 and December 31, 2012, respectively	(3,042)	(3,363)
Total shareholders’ equity	788,804	895,116
Total liabilities and shareholders’ equity	$2,507,087	$1,842,989

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(143,070)	$(104,589)	$(132,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	29,174	3,144	22,456
Loss on firm transportation commitment	—	17,332	—
Depreciation, depletion and amortization	245,594	206,336	162,534
Impairments	132,224	104,484	104,688
Derivative contracts:
Net losses (gains)	20,852	(36,187)	(15,651)
Cash settlements	(1,042)	29,723	27,380
Deferred income tax benefit	(77,696)	(68,676)	(85,501)
Loss (gain) on sales of assets, net	266	(4,282)	(2,474)
Non-cash exploration expense	17,451	32,634	60,940
Non-cash interest expense	3,844	4,062	6,807
Share-based compensation (equity-classified)	5,781	6,347	7,430
Other, net	1,971	1,004	275
Changes in operating assets and liabilities:
Accounts receivable, net	(105,023)	9,907	(1,792)
Income taxes receivable and payable, net	—	31,439	(2,815)
Accounts payable and accrued expenses	129,670	9,710	(6,552)
Other assets and liabilities	1,516	(930)	(69)
Net cash provided by operating activities	261,512	241,458	144,741
Cash flows from investing activities
Acquisition, net	(358,239)	—	—
Payments to settle working capital adjustments assumed in acquisition, net	(22,455)	—	—
Capital expenditures - property and equipment	(504,203)	(370,907)	(445,623)
Proceeds from sales of assets, net	(54)	96,719	39,368
Other, net	—	180	100
Net cash used in investing activities	(884,951)	(274,008)	(406,155)
Cash flows from financing activities
Proceeds from the issuance of preferred stock, net	—	110,337	—
Proceeds from the issuance of common stock, net	—	43,474	—
Proceeds from the issuance of senior notes	775,000	—	300,000
Retirement of senior notes	(319,090)	(4,915)	(232,963)
Proceeds from revolving credit facility borrowings	297,000	211,000	114,000
Repayment of revolving credit facility borrowings	(91,000)	(310,000)	(15,000)
Debt issuance costs paid	(25,634)	(2,032)	(8,854)
Dividends paid on preferred stock	(6,862)	—	—
Dividends paid on common stock	—	(5,176)	(10,316)
Other, net	(151)	—	1,148
Net cash provided by financing activities	629,263	42,688	148,015
Net increase (decrease) in cash and cash equivalents	5,824	10,138	(113,399)
Cash and cash equivalents - beginning of period	17,650	7,512	120,911
Cash and cash equivalents - end of period	$23,474	$17,650	$7,512
Supplemental disclosures:
Cash paid for:
Interest (net of amounts capitalized)	$65,107	$54,808	$44,589
Income taxes (net of refunds received)	$—	$(32,603)	$210
Non-cash investing and financing activities:
Other assets acquired related to acquisition	$99,213	$—	$—
Other liabilities assumed related to acquisition	$96,271	$—	$—
Common stock transferred as consideration for acquisition	$42,300	$—	$—

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance as of December 31, 2010	45,557	$—	$267	$680,981	$300,473	$2,743	$(938)	$(3,250)	$980,276
Net loss	—	—	—	—	(132,915)	—	—	—	(132,915)
Dividends declared on common stock ($0.225 per share)	—	—	—	—	(10,316)	—	—	—	(10,316)
Share-based compensation	11	—	1	7,429	—	—	—	—	7,430
Deferred compensation	—	—	—	—	—	877	—	(620)	257
Exercise of stock options	95	—	1	1,225	—	—	—	—	1,226
Restricted stock unit vesting	51	—	1	270	—	—	—	—	271
Change in pension and postretirement benefit obligations	—	—	—	—	—	—	(146)	—	(146)
Other	—	—	—	226	—	—	—	—	226
Balance as of December 31, 2011	45,714	—	270	690,131	157,242	3,620	(1,084)	(3,870)	846,309
Net loss	—	—	—	—	(104,589)	—	—	—	(104,589)
Issuance of preferred stock	—	1,150	—	109,312	—	—	—	—	110,462
Issuance of common stock	9,200	—	92	43,258	—	—	—	—	43,350
Dividends declared on preferred stock ($146.67 per preferred share)	—	—	—	—	(1,687)	—	—	—	(1,687)
Dividends declared on common stock ($0.1125 per share)	—	—	—	—	(5,176)	—	—	—	(5,176)
Share-based compensation	80	—	1	6,346	—	—	—	—	6,347
Deferred compensation	35	—	—	—	—	(509)	—	507	(2)
Restricted stock unit vesting	88	—	1	(1)	—	—	—	—	—
Change in pension and postretirement benefit obligations	—	—	—	—	—	—	102	—	102
Balance as of December 31, 2012	55,117	1,150	364	849,046	45,790	3,111	(982)	(3,363)	895,116
Net loss	—	—	—	—	(143,070)	—	—	—	(143,070)
Issuance of common stock	10,000	—	100	42,041	—	—	—	—	42,141
Dividends declared on preferred stock ($600.00 per preferred share)	—	—	—	—	(6,900)	—	—	—	(6,900)
Share-based compensation	78	—	1	5,780	—	—	—	—	5,781
Deferred compensation	31	—	—	(679)	—	(319)	—	321	(677)
Exercise of stock options	3	—	—	16	—	—	—	—	16
Restricted stock unit vesting	78	—	1	(252)	—	—	—	—	(251)
Change in pension and postretirement benefit obligations	—	—	—	—	—	—	1,249	—	1,249
Other	—	—	—	(4,601)	—	—	—	—	(4,601)
Balance as of December 31, 2013	65,307	$1,150	$466	$891,351	$(104,180)	$2,792	$267	$(3,042)	$788,804

 See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.	Nature of Operations
Penn Virginia Corporation (“Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas in various onshore regions of the United States. Our current operations consist primarily of the drilling of unconventional horizontal development wells in shale formations and are currently concentrated in the Eagle Ford Shale in South Texas. We also have operations in the Granite Wash in the Mid-Continent (primarily Oklahoma), the Haynesville Shale and Cotton Valley in East Texas and the Selma Chalk in Mississippi.

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
Derivative Instruments
From time to time, we utilize derivative instruments to mitigate our financial exposure to commodity price and interest rate volatility. The derivative instruments, which are placed with financial institutions that we believe are of acceptable credit risk, take the form of collars, swaps and swaptions. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by our board of directors.
All derivative instruments are recognized in our Consolidated Financial Statements at fair value. The fair values of our derivative instruments are determined based on discounted cash flows derived from quoted forward prices. Our derivative instruments are not formally designated as hedges. We recognize changes in fair value in earnings currently as a component of the Derivatives caption on our Consolidated Statements of Operations. We have experienced and could continue to experience significant changes in the amount of derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts, which fluctuate with changes in crude oil and natural gas prices and interest rates.
Oil and Gas Properties
We use the successful efforts method to account for our oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, delay rentals and costs to drill exploratory wells that do not find proved reserves are expensed as oil and gas exploration. We will carry the costs of an exploratory well as an asset if the well has found a sufficient quantity of reserves to justify its completion as a producing well and as long as we are making sufficient progress assessing the reserves and the economic and operating viability of the project. For certain projects, it may take us more than one year to evaluate the future potential of the exploratory well and make a determination of its economic viability. Our ability to move forward on a project may be dependent on gaining access to transportation or processing facilities or obtaining permits and government or partner approval, the timing of which is beyond our control. In such cases, exploratory well costs remain suspended as long as we are actively pursuing access to the necessary facilities or receiving such permits and approvals and believe that they will be obtained. We assess the status of suspended exploratory well costs on a quarterly basis.
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
We compute depreciation and amortization of property and equipment using the straight-line balance method over the estimated useful life of each asset as follows: Gathering systems - fifteen to twenty years and Other property and equipment - three to twenty years.
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
We review oil and gas properties for impairment periodically when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices. We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. Performing the impairment evaluations requires use of judgments and estimates since the results are dependent on future events. Such events include estimates of proved and unproved reserves, future commodity prices, the timing of future production, capital expenditures and intent to develop properties, among others. We cannot predict whether impairment charges will be required in the future.
 The costs of unproved leaseholds, including associated interest costs for the period activities were in progress to bring projects to their intended use, are capitalized pending the results of exploration efforts. Unproved properties whose acquisition costs are insignificant to total oil and gas properties are amortized in the aggregate over the lesser of five years or the average remaining lease term and the amortization is charged to exploration expense. We assess unproved properties whose acquisition costs are relatively significant, if any, for impairment on a stand-alone basis. As exploration work progresses and the reserves on properties are proven, capitalized costs of these properties are subject to depreciation and depletion. If the exploration work is unsuccessful, the capitalized costs of the properties related to the unsuccessful work is charged to exploration expense. The timing of any write-downs of any significant unproved properties depends upon the nature, timing and extent of future exploration and development activities and their results.
Asset Retirement Obligations
We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. Associated asset retirement costs are capitalized as part of the carrying cost of the asset. Our AROs relate to the plugging and abandonment of oil and gas wells and the associated asset is recorded as a component of oil and gas properties. After recording these amounts, the ARO is accreted to its future estimated value, and the additional capitalized costs are depreciated over the productive life of the assets. Both the accretion of the ARO and the depreciation of the related long-lived assets are included in the DD&A expense caption on our Consolidated Statements of Operations.
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
Due to the geographic scope of our operations, we are subject to ongoing tax examinations in numerous domestic jurisdictions. Accordingly, we may record incremental tax expense based upon the more-likely-than-not outcomes of uncertain tax positions. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.

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
Recent Accounting Standards
Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The disclosures required by ASU 2013-02 are included in Note 13 to our Consolidated Financial Statements. The adoption of ASU 2013-02 did not have a significant impact on our Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Subsequent Events
Management has evaluated all activities of the Company, through the date upon which our Consolidated Financial Statements were issued, and concluded that, except for recent developments regarding an arbitration process with respect to our Eagle Ford Shale acquisition in 2013 (the “2013 EF Acquisition”) and the completion of the sale of our natural gas gathering assets in South Texas as discussed in Note 3, no subsequent events have occurred that would require recognition in our Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements.

3.	Acquisitions and Divestitures
Acquisitions
On April 24, 2013 (the “Acquisition Date”), we acquired producing properties and undeveloped leasehold interests in the Eagle Ford Shale play in connection with the 2013 EF Acquisition. The 2013 EF Acquisition was originally valued at $401 million with an effective date of January 1, 2013 (the “Effective Date”). On the Acquisition Date, we paid approximately $380 million in cash, including approximately $19 million of initial purchase price adjustments related to the period from the Effective Date to the Acquisition Date utilizing a portion of the proceeds from the private placement of $775 million of 8.5% Senior Notes due 2020 (the “2020 Senior Notes”), and issued to the seller 10 million shares of our common stock (the “Shares”) with a fair value of $4.23 per Share. Shortly after the Acquisition Date, certain of our joint interest partners exercised preferential rights related to the 2013 EF Acquisition. We received approximately $21 million from the exercise of these rights, which was recorded as a decrease to our purchase price for the 2013 EF Acquisition.
We incurred $2.6 million of transaction costs associated with the 2013 EF Acquisition, including advisory, legal, due diligence and other professional fees. These costs, as well as fees that we paid to the seller for certain transition services, have been included in the General and administrative caption on our Consolidated Statements of Operations.
Since 2013, we have been involved in an arbitration with Magnum Hunter Resources Corporation (“MHR”), the seller in our 2013 EF Acquisition. The arbitration relates to disputes we have with MHR regarding contractual adjustments to the purchase price for the 2013 EF Acquisition and suspense funds that we believe MHR is obligated to transfer to us. On February 3, 2014, both we and MHR submitted initial briefs describing our respective positions to the arbitrator. MHR has acknowledged that it owes us approximately $26.5 million; we believe the amount is higher. Both parties are scheduled to submit rebuttals to the initial briefs on March 3, 2014. We expect this matter to be resolved early during the second quarter of 2014.
We accounted for the 2013 EF Acquisition by applying the acquisition method of accounting as of the Acquisition Date. The initial accounting for the 2013 EF Acquisition as presented below is based upon preliminary information and was not complete, due primarily to the aforementioned arbitration, as of the date our Consolidated Financial Statements were issued.

In the three months ended December 31, 2013, we recorded certain measurement period adjustments based on the receipt of additional information which had the effect of decreasing the fair value of our oil and gas properties by $14 million offset by increases to accounts receivable of $46 million and accounts payable and accrued expenses of $32 million. Accordingly, we have updated the preliminary fair values of net assets acquired from those that were disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2013. The following table represents the fair values assigned to the net assets acquired as of the Acquisition Date and the consideration transferred:

Assets
Oil and gas properties - proved	$277,888
Oil and gas properties - unproved	119,709
Accounts receivable, net	97,145
Other current assets	2,068
496,810
Liabilities
Accounts payable and accrued expenses	94,771
Other liabilities	1,500
96,271
Net assets acquired	$400,539

Cash, net of amounts received for preferential rights	$358,239
Fair value of the Shares issued to seller	42,300
Consideration transferred	$400,539
The fair values of the acquired net assets were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to valuation of oil and gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future cash flows and (v) a market-based weighted-average cost of capital. Because many of these inputs are not observable, we have classified the initial fair value estimates as Level 3 inputs as that term is defined in U.S. GAAP.
The results of operations attributable to the 2013 EF Acquisition have been included in our Consolidated Financial Statements from the Acquisition Date. The following table presents unaudited summary pro forma financial information for the periods presented assuming the 2013 EF Acquisition and the related financing occurred as of January 1, 2012. The pro forma financial information does not purport to represent what our results of operations would have been if the 2013 EF Acquisition had occurred as of this date or the results of operations for any future periods.

	Year Ended December 31,
	2013	2012
Total revenues	$457,811	$389,260
Net loss attributable to common shareholders	$(148,272)	$(106,059)
Loss per share - basic and diluted	$(2.27)	$(1.83)
Divestitures
In December 2013, we entered into an agreement to sell our natural gas gathering assets in South Texas. The transaction closed in January 2014 and resulted in the receipt of proceeds of approximately $94 million, net to our working interest.
In July 2012, we sold substantially all of our natural gas assets in West Virginia, Kentucky and Virginia, which comprised a significant portion of our operations in Appalachia, for approximately $100 million, excluding transaction costs and before customary purchase and sale adjustments. We received proceeds of $95.7 million, net of transaction costs and customary closing adjustments, and recognized a gain of $3.3 million in connection with the transaction. An impairment charge of $28.6 million was recognized in the second quarter of 2012 with respect to these assets.
In December 2011, we sold approximately 2,700 net undeveloped acres in Butler and Armstrong Counties in Pennsylvania for proceeds of $8.1 million, net of transaction costs. We recognized a gain of $3.3 million in connection with this transaction. In August 2011, we sold a substantial portion of our Arkoma Basin assets, including primarily natural gas and coal bed methane properties in Oklahoma and Texas, for approximately $30 million, excluding transaction costs and customary purchase and sale adjustments. Upon the final settlement, we recognized an insignificant loss in connection with the transaction, following an impairment of approximately $71 million in the second quarter of 2011.

During 2013, the payment of post-closing adjustments attributable to sales of properties from prior years were partially offset by net proceeds from the sale of individually insignificant oil and gas properties and tubular inventory and well materials resulting in net payments of $0.1 million and a recognized loss on the sale of assets of $0.3 million. During 2012 and 2011, we also received net proceeds of $1.0 million and $1.2 million and recognized a net gain of $1.0 million and a net loss of $0.7 million, respectively, from the sale of various non-core oil and gas properties and tubular inventory and well materials.

4.    Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	As of December 31,
	2013	2012
Customers	$93,288	$43,967
Joint interest partners	76,199	16,154
Other [1]	25,538	4,523
	195,025	64,644
Less: Allowance for doubtful accounts	(622)	(1,666)
	$194,403	$62,978
____________________
1 Amounts as of December 31, 2013 are comprised substantially of amounts due from the seller and other parties for purchase price adjustments attributable to the 2013 EF Acquisition.
For the year ended December 31, 2013, three customers accounted for $181.7 million, or approximately 42% of our consolidated product revenues. The revenues generated from these customers during 2013 were $70.4 million, $55.9 million and $55.4 million or 16%, 13% and 13% of the consolidated total, respectively. As of December 31, 2013, $34.8 million, or approximately 37% of our consolidated accounts receivable from customers was related to these customers. For the year ended December 31, 2012, four customers accounted for $182.0 million, or approximately 59% of our consolidated product revenues. The revenues generated from these customers during 2012 were $60.1 million, $46.7 million, $41.5 million and $33.8 million, or approximately 19%, 15%, 13% and 11% of the consolidated total, respectively. As of December 31, 2012, $21.6 million, or approximately 49% of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

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
The counterparty to a collar or swap contract is required to make a payment to us if the settlement price for any settlement period is below the floor or swap price for such contract. We are required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling or swap price for such contract. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such contract. A swaption contract gives our counterparties the option to enter into a fixed price swap with us at a future date. If the forward commodity price for the term of the swaption is higher than or equal to the swaption strike price on the exercise date, the counterparty will exercise its option to enter into a fixed-price swap at the swaption strike price for the term of the swaption, at which point the contract functions as a fixed-price swap. If the forward commodity price for the term of the swaption is lower than the swaption strike price on the exercise date, the option expires and no fixed-price swap is in effect.
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

The following table sets forth our commodity derivative positions as of December 31, 2013:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
First quarter 2014	Collars	1,500	$93.33	$102.80	$—	$28
Second quarter 2014	Collars	1,500	$93.33	102.80	128	—
First quarter 2014	Swaps	8,500	$94.00		—	3,352
Second quarter 2014	Swaps	8,500	$94.00		—	2,280
Third quarter 2014	Swaps	9,000	$93.38		—	1,025
Fourth quarter 2014	Swaps	9,000	$93.38		607	—
First quarter 2015	Swaps	3,000	$91.92		88	—
Second quarter 2015	Swaps	3,000	$91.92		435	—
Third quarter 2015	Swaps	2,000	$91.48		410	—
Fourth quarter 2015	Swaps	2,000	$91.48		556	—
Natural Gas:		(in MMBtu)	($/MMBtu)
First quarter 2014	Collars	5,000	$4.00	$4.50	—	3
First quarter 2014	Swaps	10,000	$4.28		1	—
Second quarter 2014	Swaps	15,000	$4.10		—	1
Third quarter 2014	Swaps	15,000	$4.10		—	60
Fourth quarter 2014	Swaps	5,000	$4.50		125	—
First quarter 2015	Swaps	5,000	$4.50		64	—
Settlements to be paid in subsequent period					—	423

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
As of December 31, 2013, we had no interest rate derivative instruments outstanding.

Financial Statement Impact of Derivatives
The impact of our derivatives activities on income is included in the Derivatives caption on our Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Impact by contract type:
Commodity contracts	$(20,852)	$34,781	$14,422
Interest rate contracts	—	1,406	1,229
	$(20,852)	$36,187	$15,651
Cash settlements and gains (losses):
Cash received (paid) for:
Commodity contract settlements	$(1,042)	$28,317	$23,562
Interest rate contract settlements	—	1,406	3,818
	(1,042)	29,723	27,380
Gains (losses) attributable to:
Commodity contracts	(19,810)	6,464	(9,140)
Interest rate contracts	—	—	(2,589)
	(19,810)	6,464	(11,729)
	$(20,852)	$36,187	$15,651
The effects of derivative gains and (losses) and cash settlements of our commodity and interest rate derivatives are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded in the Derivative contracts section of our Consolidated Statements of Cash Flows under the Net gains and Cash settlements captions.
The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets as of the dates presented:

		Fair Values as of
		December 31, 2013		December 31, 2012
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities - current	$3,830	$10,141	$11,292	$—
Interest rate contracts	Derivative assets/liabilities - current	—	—	—	—
		3,830	10,141	11,292	—

Commodity contracts	Derivative assets/liabilities - noncurrent	1,552	—	5,181	1,421
Interest rate contracts	Derivative assets/liabilities - noncurrent	—	—	—	—
		1,552	—	5,181	1,421
		$5,382	$10,141	$16,473	$1,421
As of December 31, 2013, we reported a commodity derivative asset of $5.4 million. The contracts associated with this position are with five counterparties, all of which are investment grade financial institutions, and are substantially concentrated with three of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from our counterparties any cash collateral in connection with our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	As of December 31,
	2013	2012
Oil and gas properties:
Proved	$2,970,047	$2,277,811
Unproved	101,520	60,746
Total oil and gas properties	3,071,567	2,338,557
Other property and equipment	105,421	93,648
Total property and equipment	3,176,988	2,432,205
Accumulated depreciation, depletion and amortization	(939,684)	(708,846)
	$2,237,304	$1,723,359
The following table describes the changes in capitalized exploratory drilling costs that are pending the determination of proved reserves for the periods presented:

	2013		2012		2011
	Number of Wells	Cost	Number of Wells	Cost	Number of Wells	Cost
Balance at beginning of year	1	$4,435	—	$—	1	$6,180
Additions pending determination of proved reserves	—	—	1	4,435	—	—
Reclassification to wells, equipment and facilities based on the determination of proved reserves	(1)	(4,435)	—	—	—	—
Charged to exploration expense	—	—	—	—	(1)	(6,180)
Balance at end of year	—	$—	1	$4,435	—	$—

7.	Asset Retirement Obligations
The following table reconciles our AROs as of the dates presented, which are included in the Other liabilities caption on our Consolidated Balance Sheets:

	As of December 31,
	2013	2012
Balance at beginning of year	$4,513	$6,283
Liabilities incurred[1]	1,675	57
Liabilities settled	(220)	(236)
Sale of properties	—	(1,976)
Accretion expense	469	385
Balance at end of year	$6,437	$4,513

____________________
1 Includes $1.5 million recognized in connection with the 2013 EF Acquisition.

8.	Long-Term Debt
The following table summarizes our long-term debt as of the dates presented:

	As of December 31,
	2013	2012
Revolving credit facility	$206,000	$—
Senior notes due 2016, net of discount (principal amount of $300,000)	—	294,759
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	—
	$1,281,000	$594,759

Revolving Credit Facility
The revolving credit facility (the “Revolver”) provides for a $400 million revolving commitment and has a borrowing base of $425 million. The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $200 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is redetermined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The next semi-annual redetermination is scheduled for May 2014. The Revolver allows for the administrative agent to replace any lender who fails to approve a borrowing base increase approved by lenders representing two thirds of the aggregate commitment. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $2.7 million outstanding as of December 31, 2013. As of December 31, 2013, our available borrowing capacity under the Revolver was $191.3 million.
Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, and, in each case, plus an applicable margin (ranging from 0.500% to 1.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of December 31, 2013, the actual interest rate on the outstanding borrowings under the Revolver was 2.1875% which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 2.00%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of December 31, 2013, commitment fees were charged at a rate of 0.500%.
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
2016 Senior Notes
In May 2013, we completed a tender offer and redemption (the “Tender Offer and the Redemption”) for all of our outstanding 2016 Senior Notes. We paid a total of $330.9 million including consent payments and accrued interest in connection with the Tender Offer and the Redemption and recognized a loss on the extinguishment of debt of $29.2 million. The loss on extinguishment of debt included non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes.
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
2020 Senior Notes
On April 24, 2013, we completed a private placement of the 2020 Senior Notes. In July 2013, we completed an exchange offer that resulted in the registration of all of the 2020 Senior Notes. The 2020 Senior Notes were priced at par and interest is payable on June 15 and December 15 of each year. The 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Approximately $380 million of the net proceeds from the private placement, together with the Shares, were used to finance the 2013 EF Acquisition, including purchase price adjustments. The remaining net proceeds were used to pay down borrowings under the Revolver and to fund a portion of the Tender Offer and the Redemption.
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

Debt Maturities
We have no debt maturities until September 2017 when the Revolver matures. The 2019 Senior Notes are due in April 2019 and the 2020 Senior Notes are due in May 2020.

9.	Income Taxes
The following table summarizes our provision for income taxes for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Current income taxes (benefit)
Federal	$—	$—	$1,279
State	—	(26)	(3,933)
	—	(26)	(2,654)
Deferred income tax benefit
Federal	(77,046)	(60,676)	(80,529)
State	(650)	(8,000)	(4,972)
	(77,696)	(68,676)	(85,501)
	$(77,696)	$(68,702)	$(88,155)
The following table reconciles the difference between the income taxes computed by applying the statutory tax rate to income from continuing operations before income taxes and our reported income tax expense for the periods presented:

	Year Ended December 31,
	2013		2012		2011
Computed at federal statutory rate	$(77,268)	(35.0)%	$(60,652)	(35.0)%	$(77,374)	(35.0)%
State income taxes, net of federal income tax benefit	(650)	(0.3)%	(8,026)	(4.6)%	(4,825)	(2.2)%
Other, net	222	0.1%	(24)	—%	(5,956)	(2.7)%
	$(77,696)	(35.2)%	$(68,702)	(39.6)%	$(88,155)	(39.9)%
The following table summarizes the principal components of our net deferred income tax liability as of the dates presented:

	As of December 31,
	2013	2012
Deferred tax liabilities:
Property and equipment	$248,164	$311,002
Fair value of derivative instruments	—	5,268
Total deferred tax liabilities	248,164	316,270
Deferred tax assets:
Fair value of derivative instruments	1,665	—
Pension and postretirement benefits	2,248	2,864
Share-based compensation	6,907	10,760
Net operating loss (“NOL”) carryforwards	115,355	102,407
Other	18,029	15,788
	144,204	131,819
Less: Valuation allowance	(35,727)	(26,686)
Total deferred tax assets	108,477	105,133
Net deferred tax liability	$139,687	$211,137
As of December 31, 2013, we had federal NOL carryforwards of approximately $225.3 million, which expire starting in 2031, and state NOL carryforwards of approximately $56.2 million, which expire between 2024 and 2033. As of December 31, 2013 and 2012, valuation allowances of $55.0 million and $41.0 million, respectively, had been recorded for deferred tax assets associated with state NOL carryforwards that were not more-likely-than-not to be realized.

As of December 31, 2011, we classified $31.2 million of deferred tax assets as a current income tax receivable attributable to the federal NOL expected to be utilized. In 2012, we received a federal tax refund of approximately $32 million from the carryback of the 2011 federal NOL, and the remainder of the NOL is available for carryforward.
We have no liability for unrecognized tax benefits as of December 31, 2013 and 2012. There were no interest and penalty charges recognized during the years ended December 31, 2013, 2012 and 2011. Tax years from 2010 forward remain open for examination by the Internal Revenue Service and various state jurisdictions.

10.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	As of December 31,
	2013	2012
Other current assets:
Tubular inventory and well materials	$2,271	$4,033
Prepaid expenses	3,653	562
	$5,924	$4,595
Other assets:
Debt issuance costs	$30,239	$13,186
Assets of supplemental employee retirement plan [1]	3,734	3,237
Other	562	1,511
	$34,535	$17,934
Accounts payable and accrued liabilities:
Trade accounts payable	$120,278	$37,835
Drilling and other lease operating costs	51,529	37,703
Royalties	39,929	14,390
Production and franchise taxes	5,338	2,874
Compensation - related [2,3]	8,584	6,853
Interest	15,718	5,828
Preferred stock dividends	1,725	1,687
Other	4,903	4,485
	$248,004	$111,655
Other liabilities:
Firm transportation obligation	$13,245	$14,333
Asset retirement obligations	6,437	4,513
Defined benefit pension obligations [2]	1,579	1,821
Postretirement health care benefit obligations [2]	1,023	2,634
Deferred compensation - supplemental employee retirement plan obligation and other [1]	3,883	3,310
Other	7,219	2,290
	$33,386	$28,901
____________________
1 Includes the assets and liabilities of the Penn Virginia Corporation Supplemental Employee Retirement Plan (“SERP”) which is a nonqualified supplemental employee retirement savings plan. Assets of the SERP are held in a Rabbi Trust. Shares of our common stock held by the Rabbi Trust are presented for financial reporting purposes as treasury stock carried at cost.
2 Includes the combined unfunded benefit obligations under our defined benefit pension and postretirement health care plans of $3.0 million and $5.1 million as of December 31, 2013 and 2012. The expense recognized with respect to these plans was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
3 Includes employer matching obligations under our defined contribution retirement plan of $0.2 million and $0.2 million as of December 31, 2013 and 2012, respectively. The expense recognized with respect to this plan was $1.0 million, $0.9 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
We use a hierarchy that prioritizes the inputs we use to measure fair value into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs as outlined below.
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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of December 31, 2013, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value.
The following table summarizes the fair value of our long-term debt with fixed interest rates, which is estimated based on the published market prices for these debt obligations as of the dates presented:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2016	$—	$—	$316,500	$294,759
Senior Notes due 2019	307,500	300,000	286,500	300,000
Senior Notes due 2020	837,969	775,000	—	—
	$1,145,469	$1,075,000	$603,000	$594,759

Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis in our Consolidated Balance Sheets. The following tables summarize the valuation of those assets and liabilities as of the dates presented:

	As of December 31, 2013
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets - current	$3,830	$—	$3,830	$—
Commodity derivative assets - noncurrent	1,552	—	1,552	—
Assets of SERP	3,734	3,734	—	—
Liabilities:
Commodity derivative liabilities - current	—	—	—	—
Commodity derivative liabilities - noncurrent	(10,141)	—	(10,141)	—
Deferred compensation - SERP obligation and other	(3,879)	(3,879)	—	—

	As of December 31, 2012
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets - current	$11,292	$—	$11,292	$—
Commodity derivative assets - noncurrent	5,181	—	5,181	—
Assets of SERP	3,237	3,237	—	—
Liabilities:
Commodity derivative liabilities - current	—	—	—	—
Commodity derivative liabilities - noncurrent	(1,421)	—	(1,421)	—
Deferred compensation - SERP obligation and other	(3,305)	(3,305)	—	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the years ended December 31, 2013, 2012 and 2011.
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

Non-Recurring Fair Value Measurements
The most significant non-recurring fair value measurements utilized in the preparation of our Consolidated Financial Statements are those attributable to the recognition and measurement of net assets acquired, the recognition and measurement of asset impairments and the initial determination of AROs. The factors used to determine fair value for purposes of recognizing and measuring net assets acquired and asset impairments include, but are not limited to, estimates of proved and probable reserves, future commodity prices, indicative sales prices for properties, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Because these significant fair value inputs are typically not observable, we have categorized the amounts as level 3 inputs.

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

12.	Commitments and Contingencies
The following table sets forth our significant commitments as of December 31, 2013, by category, for the next five years and thereafter:

Year	Minimum Rentals	Drilling and Completion	Firm Transportation	Other Commitments
2014	$1,884	$88,398	$2,002	$4,021
2015	1,808	4,615	2,002	4,429
2016	1,702	—	1,095	5,138
2017	652	—	1,095	—
2018	666	—	1,095	—
Thereafter	681	—	10,767	—
Total	$7,393	$93,013	$18,056	$13,588
Rental Commitments
Operating lease rental expense in the years ended December 31, 2013, 2012 and 2011 was $9.4 million, $11.0 million and $11.4 million, respectively, related primarily to field equipment, office equipment and office leases.
Drilling and Completion Commitments
We have agreements to purchase oil and gas well drilling and well completion services from third parties with original terms of up to two years. As of December 31, 2013, there were no well drilling or well completion agreements with terms that extended beyond December 31, 2014. The well drilling agreements include early termination provisions that would require us to pay penalties if we terminate the agreements prior to the end of their original terms. The amount of penalty is based on the number of days remaining in the contractual term. As of December 31, 2013, the penalty amount would have been $19.0 million if we had terminated our agreements on that date.
Firm Transportation Commitments
We have entered into contracts that provide firm transportation capacity rights for specified volumes per day on various pipeline systems with terms that range from 1 to 15 years. The contracts require us to pay transportation demand charges regardless of the amount of pipeline capacity we use. We may sell excess capacity to third parties at our discretion.
Other Commitments
We have entered into certain contractual arrangements for other products and services. We have purchase commitments for certain bulk equipment and materials utilized in the construction of our production facilities, minimum commitments under a natural gas gathering and compression service agreement for a portion of our natural gas and NGL production, information technology licensing and service agreements and certain consulting agreements, among others.
Legal
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter pertaining to certain properties that remains outstanding as of December 31, 2013. In addition to the reserve for litigation, we maintain a suspense account which includes approximately $1.9 million representing the excess of revenues received over costs incurred attributable to these properties. As discussed in Note 3, we are involved in an arbitration with the seller in connection with our 2013 EF Acquisition.
Environmental Compliance
Extensive federal, state and local laws govern oil and gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2013, we have recorded AROs of $6.4 million attributable to these activities. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws, including any significant limitation on the use of hydraulic fracturing, have the potential to adversely affect our operations.

13.	Shareholders’ Equity
Preferred Stock
In October 2012, we completed a registered offering of 11,500 shares of our 6% Series A Convertible Perpetual Preferred Stock (the “6% Preferred Stock”) that provided $110.3 million of proceeds, net of underwriting fees and issuance costs.
The annual dividend on each share of the 6% Preferred Stock is 6.00% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2013. We may, at our option, pay dividends in cash, common stock or a combination thereof. Our board of directors declared quarterly cash dividends of $150 per share for each of the quarterly periods in the year ended December 31, 2013. In December 2012, the board of directors declared a quarterly cash dividend of $146.67 per share for the period from the original issue date of October 17, 2012 through January 14, 2013.
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
Common Stock
As discussed in Note 3, we issued the Shares to the seller in April 2013 as part of the consideration paid in connection with the 2013 EF Acquisition. In connection with the Shares issued to the seller, we entered into a Registration Rights, Lock-Up and Buy-Back Agreement and a Standstill Agreement (collectively, the “Share Agreements”) which provided for certain rights and obligations. In September 2013, the seller sold the Shares to institutional investors in a series of private transactions. Accordingly, the Share Agreements no longer have effect.
Concurrent with the 6% Preferred Stock offering in October 2012, we completed a registered offering of 9.2 million shares of our common stock that provided $43.5 million of proceeds, net of underwriting fees and issuance costs. The proceeds from the combined offerings were used to repay outstanding borrowings under the Revolver and for general corporate purposes.
In July 2012, we discontinued the quarterly dividend on our common stock.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income and losses are entirely attributable to our pension and postretirement benefit obligations. The accumulated income (losses), net of tax, were $0.3 million, $(1.0) million and $(1.1) million as of December 31, 2013, 2012 and 2011, respectively.
Treasury Stock
Prior to 2012, certain of our employees made elective deferrals of compensation under the SERP, a portion of which was invested, at the employee’s direction, in our common stock. In addition, a portion of the compensation paid to certain non-employee members of our board of directors is paid in deferred common stock units. Each deferred common stock unit represents one share of common stock, vests immediately upon issuance, and is available to the holder upon retirement from our board of directors.
Shares of our common stock held by the SERP and deferred common stock units that have not been converted into common stock are presented for financial reporting purposes as treasury stock carried at cost. A total of 233,063 and 218,320 shares have been recorded as treasury stock as of December 31, 2013 and 2012, respectively.

14.	Share-Based Compensation
The Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (the “LTI Plan”) permits the grant of incentive and nonqualified stock options, common stock, deferred common stock units, restricted stock and restricted stock units to our employees and directors. As of December 31, 2013, there were 3,364,758 shares available for issuance to employees and directors pursuant to the LTI Plan.
With the exception of performance-based restricted stock units (“PBRSUs”), all of the awards issued under our LTI Plan are classified as equity instruments because they result in the issuance of common stock on the date of grant, upon exercise or are otherwise payable in common stock upon vesting, as applicable. The compensation cost attributable to these awards is measured at the grant date and recognized over the applicable vesting period as a non-cash item of expense. Because the PBRSUs are payable in cash, they are considered liability-classified awards and are included in the Other liabilities caption on our Consolidated Balance Sheets. Compensation cost associated with the PBRSUs is measured at the end of each reporting period and recognized based on the period of time that has elapsed during each of the individual performance periods.
The following table summarizes share-based compensation expense recognized for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Equity-classified awards:
Stock option awards	$3,123	$4,424	$5,477
Common, deferred, restricted and restricted unit awards	2,658	1,923	1,953
	5,781	$6,347	$7,430
Liability-classified awards	4,116	714	—
	$9,897	$7,061	$7,430
Stock Options
The exercise price of all stock options granted under the LTI Plan is equal to the fair market value of our common stock on the date of the grant. Options may be exercised at any time after vesting and prior to ten years following the date of grant. Options vest upon terms established by the compensation and benefits committee of our board of directors (the “Committee”). Generally, options vest over a three-year period, with one-third vesting in each year. In addition, all options will vest upon a change of control of us, as defined in the LTI Plan. In the case of employees, if a grantee’s employment terminates (i) for cause, all of the grantee’s options, whether vested or unvested, will be forfeited, (ii) by reason of death or disability, the grantee’s options will vest and remain exercisable for one year and (iii) for any other reason, the grantee’s unvested options will be forfeited and the grantee’s vested options will remain exercisable for 90 days. If a grantee is or becomes retirement eligible (age 62 and providing 10 consecutive years of service), all of the grantee’s options will vest. We have historically issued new shares to satisfy stock option exercises.
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

	2013	2012	2011
Expected volatility	56.9% to 70.1%	67.3% to 72.9%	61.7% to 71.9%
Dividend yield	0.00% to 0.00%	2.25% to 4.98%	1.25% to 2.25%
Expected life	3.5 to 4.6 years	3.5 to 4.6 years	3.5 to 4.6 years
Risk-free interest rate	0.34% to 0.58%	0.36% to 0.51%	0.39% to 2.18%

The following table summarizes activity for our most recent fiscal year with respect to stock options:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	2,286,734	$21.14
Granted	934,067	4.32
Exercised	(2,820)	5.67
Forfeited	(88,912)	20.50
Outstanding at end of year	3,129,069	$16.15	6.7	$1,413
Exercisable at end of year	2,167,686	$20.39	5.8	$443
The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $2.35, $2.54 and $7.30 per option. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2011 was less than $0.1 million and $0.4 million. There were no options exercised during 2012.
As of December 31, 2013, we had $1.7 million of unrecognized compensation cost related to unvested stock options. We expect that cost to be recognized over a weighted-average period of 0.8 years. The total grant-date fair values of stock options that vested in 2013, 2012 and 2011 were $2.7 million, $4.7 million and $3.7 million, respectively.
Common Stock
A portion of the compensation paid to certain non-employee members of our board of directors is paid in common stock. Each share of common stock granted as compensation vests immediately upon issuance. In 2013 and 2012, we granted 77,598 and 79,700 shares of common stock to our non-employee directors at a weighted-average grant date fair value of $5.39 and $5.33 per share.
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
The following table summarizes activity for our most recent fiscal year with respect to awarded deferred common stock units:

	Deferred Common Stock Units	Weighted-Average Grant Date Fair Value
Balance at beginning of year	202,876	$15.33
Granted	46,134	5.58
Converted	(31,302)	18.43
Balance at end of year	217,708	$13.01
As of December 31, 2013, 2012 and 2011, shareholders’ equity included deferred compensation obligations of $2.8 million, $3.1 million and $3.6 million, respectively, and corresponding amounts for treasury stock.
Restricted Stock
Restricted stock vests upon terms established by the Committee and as specified in the award agreement. In addition, all restricted stock will vest upon a change of control of us. If a grantee’s employment terminates for any reason other than death or disability, the grantee’s restricted stock will be forfeited unless otherwise determined by the Committee and specified in the award agreement. If a grantee’s employment terminates by reason of death or disability, or if a grantee becomes retirement eligible, the grantee’s restricted stock will vest. Except as disallowed by the Committee, a grantee shall be entitled to receive any dividends declared on our common stock. Restricted stock vests generally over a three-year period, with one-third vesting in each year. We recognize compensation expense on a straight-line basis over the vesting period.
The total grant-date fair value of restricted stock that vested in 2011 was $0.5 million. There were no unvested restricted stock awards outstanding during 2013 and 2012, and no restricted stock awards vested during 2013 and 2012.

Restricted Stock Units
A restricted stock unit entitles the grantee to receive a share of common stock upon the vesting of the restricted stock unit or, at the discretion of the Committee, the cash equivalent of the fair market value of a share of common stock. The Committee determines the time period over which restricted stock units will vest. In addition, all restricted stock units will vest upon a change of control of us. Unless and to the extent the Committee determines otherwise, (i) If an employee’s employment with us or our affiliates terminates for any reason other than death, disability or retirement after becoming retirement eligible, the grantee’s restricted stock units will be forfeited and (ii) if a grantee dies, becomes disabled or becomes retirement eligible, the grantee’s restricted stock units will vest. If restricted stock units vest early on account of retirement eligibility, payment on the restricted stock units will be made when the restricted stock units would have originally vested, even if that is after retirement. Restricted stock units generally vest over a three-year period, with one-third vesting in each year. Prior to 2013, the Committee, in its discretion, could grant tandem dividend equivalent rights with respect to restricted stock units. Beginning in 2013, the Committee may not grant dividend equivalent rights. A dividend equivalent right is a right to receive an amount in cash equal to, and 30 days after, the cash dividends made with respect to a share of common stock during the period such restricted stock unit is outstanding. Payments of dividend equivalent rights associated with restricted stock units that are expected to vest are recorded as dividends; payments associated with restricted stock units that are not expected to vest are recorded as compensation expense.
The following table summarizes activity for our most recent fiscal year with respect to awarded restricted stock units:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at beginning of year [1]	91,971	$10.08
Granted	754,474	3.91
Vested	(345,595)	4.81
Forfeited	—	—
Balance at end of year [1]	500,850	$4.42
_____________________
1 Excludes 78,864 units at the beginning of the year and 346,777 units at the end of year that have vested due to retirement eligibility, but have not yet been settled or converted to common shares.
As of December 31, 2013, we had $1.5 million of unrecognized compensation cost attributable to unvested restricted stock units. We expect that cost to be recognized over a weighted-average period of 1.1 years. The total grant-date fair values of restricted stock units that vested in 2013, 2012 and 2011 were $1.7 million, $1.4 million and $0.9 million, respectively.
Performance-Based Restricted Stock Units
In May 2013 and February 2012, we granted PBRSUs to certain executive officers. Vested PBRSUs are payable solely in cash on the third anniversary of the date of grant based upon the achievement of specified market-based performance metrics with respect to each of a one-year, two-year and three-year performance period, in each case commencing on the date of grant. The number of PBRSUs vested can range from 0% to 200% of the initial grant. The PBRSUs do not have voting rights and do not participate in dividends.
Except as noted below, if the grantee’s employment terminates for any reason prior to the third anniversary of the grant date, then the grantee’s PBRSUs will be forfeited and no cash will be payable with respect to any PBRSUs. If the grantee is or becomes retirement eligible and his or her employment terminates for any reason other than cause prior to the third anniversary of the grant date, then all of the grantee’s PBRSUs will vest and become payable in the amount and at the time the PBRSUs would have otherwise vested and been payable. If the grantee dies or becomes disabled prior to the third anniversary of the grant date, a pro-rated share (based on the number of days employed during the three-year vesting period) of the PBRSUs will vest and the grantee will be paid for such PBRSUs at the target percentage at the end of the end of the original three-year vesting period. In the event of a change in control of us, all of the grantee’s PBRSUs will immediately vest and the grantee will be paid for such PBRSUs following the change in control at the target percentage (regardless of our actual market-based performance) and using the value of our common stock on the effective date of the change in control (calculated as the closing price of our common stock on the effective date of the change in control).
The compensation cost of the PBRSUs is based on the fair value derived from a Monte Carlo model. The Monte Carlo model is a binomial valuation model that utilizes certain assumptions, including expected volatility, dividend yield, risk-free interest rates and a measure of total shareholder return.

The ranges for the assumptions used in the Monte Carlo model for the PBRSUs granted in 2013 and 2012 are as follows:

	2013	2012
Expected volatility	51.3% to 66.7%	29.3% to 78.0%
Dividend yield	0.0% to 0.0%	0.0% to 5.3%
Risk-free interest rate	0.01% to 0.78%	0.02% to 0.43%
The following table summarizes activity for our most recent fiscal year with respect to PBRSUs:

	Performance-Based Restricted Stock Units	Weighted-Average Fair Value
Balance at beginning of year	200,824	$6.67
Granted	360,486	4.91
Forfeited	—	—
Balance at end of year	561,310	$16.07
As of December 31, 2013, $4.8 million, which represents the fair value of the outstanding PBRSUs, is included in the Other liabilities caption on our Consolidated Balance Sheets.

15.	Restructuring Activities
In 2012, we completed an organizational restructuring in conjunction with the sale of our natural gas assets in West Virginia, Kentucky and Virginia. We terminated approximately 30 employees and closed our regional office in Canonsburg, Pennsylvania. We recorded a charge in connection with the early termination of the lease of that office. In addition, we have a contractual commitment for certain firm transportation capacity in the Appalachian region that expires in 2022 and, as a result of the sale, we no longer have production to satisfy this commitment. While we intend to sell our unused firm transportation in the future to the extent possible, we recognized an obligation representing the liability for estimated discounted future net cash outflows over the remaining term of the contract. The undiscounted amount payable on an annual basis for the each of the next five years is $2.7 million and a combined amount of $10.3 million will be payable for 2019 through expiration in 2022.
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
The following table summarizes our restructuring and exit activity-related obligations and the changes therein for the years ended December 31:

	2013	2012	2011
Balance at beginning of period	$17,263	$576	$64
Employee, office and other costs accrued, net	7	1,284	2,351
Firm transportation charge	—	17,332	—
Accretion of obligations	1,674	570	—
Cash payments, net	(2,854)	(2,499)	(1,839)
Balance at end of period	$16,090	$17,263	$576
Restructuring charges are included in the General and administrative caption on our Consolidated Statements of Operations. The initial charge for the firm transportation commitment was presented as a separate caption on our Consolidated Statements of Operations for the year ended December 31, 2012. The accretion of this obligation, net of any recoveries from the periodic sale of our contractual capacity, is charged as an offset to Other revenue.
The current portion of these restructuring and exit cost obligations is included in the Accounts payable and accrued expenses caption and the noncurrent portion is included in the Other liabilities caption on our Consolidated Balance Sheets. As of December 31, 2013, $2.7 million of the total obligations are classified as current while the remaining $13.4 million are classified as noncurrent.

16.	Impairments
The following table summarizes impairment charges recorded during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Oil and gas properties	$132,224	$103,417	$104,688
Other - tubular inventory and well materials	—	1,067	—
	$132,224	$104,484	$104,688
The following table summarizes the aggregate fair values of the assets described below, by asset category and the classification of inputs within the fair value measurement hierarchy, at the respective dates of impairment:

	Fair Value
	Measurement	Level 1	Level 2	Level 3
Year ended December 31, 2013:
Long-lived assets held for use	$93,945	$—	$—	$93,945
Year ended December 31, 2012:
Long-lived assets held for use	$14,801	$—	$—	$14,801
Long-lived assets sold during the year	96,099	—	—	96,099
Year ended December 31, 2011:
Long-lived assets held for use	$26,625	—	—	26,625
Long-lived assets sold during the year	30,342	—	—	30,342
In 2013, we recognized oil and gas impairments of $121.8 million in the Granite Wash in the Mid-Continent, $9.5 million in the Marcellus Shale in Pennsylvania and $0.9 million in the Selma Chalk in Mississippi, in each case due primarily to market declines in current and expected future commodity prices. In 2012, we recognized a $28.4 million impairment of our assets in West Virginia, Kentucky and Virginia triggered by the expected disposition of these properties, and a $75.0 million impairment of our Marcellus Shale assets due primarily to market declines in natural gas prices and the resultant reduction in proved natural gas reserves. In 2012, we also recognized an impairment of certain tubular inventory and well materials due primarily to declines in asset quality. In 2011, we recognized an impairment of our Arkoma Basin assets for $71.1 million, which was triggered by the expected disposition of these properties. Also during 2011, we recognized impairments of our horizontal coal bed methane properties in the Appalachian region for $26.6 million and certain dry-gas properties in Mississippi for $6.8 million, in each case due primarily to market declines in gas prices.

17.	Interest Expense
The following table summarizes the components of interest expense for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Interest on borrowings and related fees	$80,263	$56,080	$51,392
Accretion of original issue discount [1]	431	1,367	3,427
Amortization of debt issuance costs	3,413	2,695	3,380
Capitalized interest [2]	(5,266)	(803)	(1,983)
	$78,841	$59,339	$56,216
______________________
1 Includes accretion of original issue discount attributable to the 2016 Senior Notes that were retired in 2013 and the 4.50% Convertible Senior Subordinated Notes due 2012 (“Convertible Notes”) that were retired in 2012.
2 The increase in capitalized interest in 2013 is attributable to a significant increase in qualifying activities that are in process to bring our Eagle Ford Shale unproved and proved undeveloped properties, including those acquired in the 2013 EF Acquisition, into production.

18.	Earnings per Share
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Net loss	$(143,070)	$(104,589)	$(132,915)
Less: Preferred stock dividends [1]	(6,900)	(1,687)	—
Loss attributable to common shareholders - Basic and Diluted	$(149,970)	$(106,276)	$(132,915)

Weighted-average shares - Basic	62,335	47,919	45,784
Effect of dilutive securities [2]	—	—	—
Weighted-average shares - Diluted	62,335	47,919	45,784
______________________
1 Preferred stock dividends were excluded for diluted earnings per share as the assumed conversion of the 6% Preferred Stock would have been anti-dilutive.
2 For 2013, 2012 and 2011, approximately 19.8 million, 19.2 million and 0.1 million potentially dilutive securities, including the 6% Preferred Stock, Convertible Notes, stock options, restricted stock and restricted stock units had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

Supplemental Quarterly Financial Information (Unaudited - see accompanying accountants’ report)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$83,198	$109,655	$121,613	$117,002
Operating income (loss) [1]	$(2,959)	$3,240	$(107,788)	$15,461
Loss attributable to common shareholders [2]	$(18,108)	$(27,163)	$(100,625)	$(4,074)
Loss per share - Basic [3]	$(0.33)	$(0.43)	$(1.54)	$(0.06)
Loss per share - Diluted [3]	$(0.33)	$(0.43)	$(1.54)	$(0.06)
Weighted-average shares outstanding:
Basic	55,341	62,899	65,465	65,490
Diluted	55,341	62,899	65,465	65,490

2012
Revenues	$84,411	$76,845	$77,699	$78,194
Operating loss [4]	$(3,422)	$(38,043)	$(24,485)	$(81,141)
Loss attributable to common shareholders	$(11,899)	$(5,638)	$(32,611)	$(56,128)
Loss per share - Basic [3]	$(0.26)	$(0.12)	$(0.71)	$(1.05)
Loss per share - Diluted [3]	$(0.26)	$(0.12)	$(0.71)	$(1.05)
Weighted-average shares outstanding:
Basic	45,945	46,030	46,050	53,607
Diluted	45,945	46,030	46,050	53,607
_______________________
1   Includes impairments of oil and gas properties of $132.2 million during the quarter ended September 30, 2013.
2   Includes a loss on extinguishment of debt of $29.2 million attributable to the Tender Offer and the Redemption of the 2016 Senior Notes during the quarter ended June 30, 2013.
3   The sum of the quarters may not equal the total of the respective year’s earnings per common share due to changes in weighted-average shares outstanding throughout the year.
4   Includes impairments of oil and gas properties of $28.6 million, $0.7 million and $75.2 million during the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, respectively. Also included is a charge of $17.3 million attributable to a loss on a firm transportation commitment during the quarter ended September 30, 2012.

Supplemental Information on Oil and Gas Producing Activities (Unaudited - see accompanying accountants’ report)
Oil and Gas Reserves
All of our proved oil and gas reserves are located in the continental United States. The estimates of our proved oil and gas reserves were prepared by our independent third party engineers, Wright & Company, Inc. utilizing data compiled by us. Wright & Company, Inc. is an independent firm of petroleum engineers, geologists, geophysicists and petro physicists. Our Vice President, Operations & Engineering is primarily responsible for overseeing the preparation of the reserve estimate by Wright & Company, Inc.
Reserve engineering is a process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of crude oil, NGLs and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future prices for these commodities may all differ from those assumed. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available.
The following table sets forth our estimate of net quantities of proved reserves, including changes therein and proved developed and proved undeveloped reserves for the periods presented:

	Oil	NGLs	Natural Gas	Total Equivalents
Proved Developed and Undeveloped Reserves	(MBbl)	(MBbl)	(MMcf)	(MBOE)
December 31, 2010	8,082	24,713	744,982	156,959
Revisions of previous estimates	(2,367)	(3,047)	(61,165)	(15,608)
Extensions, discoveries and other additions	9,669	732	56,345	19,792
Production	(1,283)	(907)	(33,410)	(7,758)
Purchase of reserves	20	—	1	20
Sale of reserves in place	(42)	—	(36,840)	(6,182)
December 31, 2011	14,079	21,491	669,913	147,223
Revisions of previous estimates	(439)	(2,495)	(154,372)	(28,662)
Extensions, discoveries and other additions	13,444	2,578	13,405	18,255
Production	(2,252)	(884)	(20,261)	(6,513)
Purchase of reserves	39	1	6	41
Sale of reserves in place	(20)	—	(101,172)	(16,882)
December 31, 2012	24,851	20,691	407,519	113,462
Revisions of previous estimates	(4,400)	(5,298)	(111,939)	(28,355)
Extensions, discoveries and other additions	34,077	6,510	36,297	46,637
Production	(3,435)	(983)	(14,435)	(6,824)
Purchase of reserves	9,604	1,046	4,651	11,425
Sale of reserves in place	—	—	—	—
December 31, 2013	60,697	21,966	322,093	136,345
Proved Developed Reserves:
December 31, 2011	7,075	9,395	330,552	71,562
December 31, 2012	10,472	8,266	169,449	46,980
December 31, 2013	19,306	8,541	163,161	55,041
Proved Undeveloped Reserves:
December 31, 2011	7,004	12,096	339,361	75,661
December 31, 2012	14,379	12,425	238,070	66,482
December 31, 2013	41,391	13,425	158,932	81,304

The following is a discussion and analysis of the significant changes in our proved reserve estimates for the periods presented:
Year Ended December 31, 2013
We had downward revisions of 28.4 MMBOE primarily as a result of the following: (i) downward revisions of 20.1 MMBOE due to the removal of proved undeveloped locations that would not be developed within five years primarily in the Haynesville Shale (8.3 MMBOE), Cotton Valley (7.1 MMBOE), Selma Chalk (3.7 MMBOE) and all other locations combined, including the Granite Wash and Marcellus Shale (1.0 MMBOE), (ii) downward revisions in the Eagle Ford Shale due primarily to the elimination of certain locations (2.2 MMBOE) and revisions to existing locations (2.5 MMBOE) attributable to changes in our development plans including the effects of reduced down-spacing, (iii) downward revisions of 5.8 MMBOE due to well performance issues, primarily in the Haynesville Shale, the Cotton Valley and the Selma Chalk and (iv) the effects of non-participation and lease expirations (0.3 MMBOE) partially offset by (v) favorable price revisions (2.5 MMBOE) for oil and natural gas. We added 46.6 MMBOE due primarily to the drilling of 59 gross (34.6 net) wells and the addition of proved undeveloped locations as well as 11.4 MMBOE from the 2013 EF Acquisition in the Eagle Ford Shale.
Year Ended December 31, 2012
We had downward revisions of 28.7 MMBOE primarily as a result of the following: (i) downward revisions of 5.0 MMBOE due to well performance issues, interest changes and economic limits due to operating conditions, including lease operating expense and basis differentials, primarily in the Selma Chalk, the Granite Wash, the Cotton Valley, and the Haynesville and Marcellus Shales, (ii) downward revisions of 15.0 MMBOE due to lower natural gas prices which significantly reduced the number of proved undeveloped locations in the Marcellus Shale and Selma Chalk and (iii) downward revisions of 8.7 MMBOE due to the removal of 38 proved undeveloped locations that would not be developed within five years primarily in the Selma Chalk, the Cotton Valley and the Haynesville Shale. We added 18.3 MMBOE due primarily to the drilling of 18 wells and the addition of 48 proved undeveloped locations in the Eagle Ford Shale.
Year Ended December 31, 2011
We had downward revisions of 15.6 MMBOE primarily as a result of the following: (i) downward revisions of 12.0 MMBOE due to well performance issues, interest changes and economic limits attributable to operating conditions particularly in the Granite Wash, Cotton Valley and Selma Chalk, (ii) downward revisions of 1.7 MMBOE due to lower condensate yield in the Granite Wash, (iii) downward revisions  of 1.5 MMBOE attributable to the elimination of proved undeveloped locations particularly in the Haynesville Shale in East Texas, (iv) downward revisions of 0.8 MMBOE due to lower natural gas prices and upward revisions of 0.5 MMBOE due to higher gas processing yields in the Haynesville Shale and Granite Wash. We added 19.8 MMBOE due primarily to an increase of 9.0 MMBOE due to the drilling of three Marcellus Shale wells and two Granite Wash wells as well as the addition of 25 proved undeveloped locations in the Marcellus Shale and Selma Chalk. We also drilled 28 Eagle Ford Shale wells and added 26 proved undeveloped locations which resulted in an increase of 10.8 MMBOE.
Capitalized Costs Relating to Oil and Gas Producing Activities
The following table sets forth capitalized costs related to our oil and gas producing activities and accumulated DD&A for the periods presented:

	As of December 31,
	2013	2012	2011
Oil and gas properties:
Proved	$460,255	$240,217	$277,987
Unproved	101,520	60,746	120,288
Total oil and gas properties	561,775	300,963	398,275
Other property and equipment:
Wells, equipment and facilities	2,593,700	2,107,061	2,081,103
Support equipment	3,504	6,815	6,645
Total other property and equipment	2,597,204	2,113,876	2,087,748
Total capitalized costs relating to oil and gas producing activities	3,158,979	2,414,839	2,486,023
Accumulated depreciation and depletion	(924,667)	(693,123)	(710,948)
Net capitalized costs relating to oil and gas producing activities [1]	$2,234,312	$1,721,716	$1,775,075
_______________________
1 Excludes property and equipment attributable to our corporate operations including certain capitalized hardware, software and office furniture and fixtures.

Costs Incurred in Certain Oil and Gas Activities
The following table summarizes costs incurred in our oil and gas property acquisition, exploration and development activities for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Proved property acquisition costs [1]	$277,888	$—	$—
Unproved property acquisition costs [1]	188,202	27,775	47,877
Exploration costs [2]	16,833	50,883	82,080
Development costs and other [3]	422,540	305,693	320,263
Total costs incurred	$905,463	$384,351	$450,220
_______________________
1 Includes $277.9 million and $119.7 million of proved and unproved property acquisition costs attributable to the 2013 EF Acquisition.
2 Includes geological and geophysical costs of $2.9 million, $0.8 million and $11.2 million and delay rentals of $0.7 million, $0.6 million and $2.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, as well as dry hole costs of $18.9 million and drilling rig standby charges of $4.6 million during the year ended December 31, 2011 that were charged to expense.
3 Does not include non-cash ARO assets of $1.7 million, $0.1 million and $0.2 million that were added to capitalized costs relating to oil and gas producing activities during the years ended December 31, 2013, 2012 and 2011, respectively.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Future cash inflows were computed by applying the average prices of oil and gas during the 12-month period prior to the period end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the period and estimated costs as of that fiscal year end, to the estimated future production of proved reserves. Future prices actually received may materially differ from current prices or the prices used in the standardized measure.
Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved reserves and the tax basis of proved oil and gas properties. In addition, the effects of statutory depletion in excess of tax basis, available NOL carryforwards and alternative minimum tax credits were used in computing future income tax expense. The resulting annual net cash inflows were then discounted using a 10% annual rate.
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
Crude oil and natural gas prices were based on average (beginning of month basis) sales prices per Bbl and MMBtu with the representative price of natural gas adjusted for basis premium and energy content to arrive at the appropriate net price. NGL prices were estimated as a percentage of the base crude oil price. The following table summarizes the price measurements utilized, by product, with respect to our estimates of proved reserves as well as in the determination of the standardized measure of the discounted future net cash flows for the periods presented:

	Crude Oil	NGLs	Natural Gas
	$ per Bbl	$ per Bbl	$ per MMBtu
As of December 31, 2011	$92.22	$50.69	$3.95
As of December 31, 2012	$102.24	$39.48	$2.47
As of December 31, 2013	$103.11	$31.10	$3.47

The following table sets forth the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Future cash inflows	$8,059,089	$4,365,357	$5,032,915
Future production costs	(2,193,925)	(1,206,478)	(1,374,658)
Future development costs	(2,111,918)	(1,118,859)	(1,091,100)
Future net cash flows before income tax	3,753,246	2,040,020	2,567,157
Future income tax expense	(973,680)	(548,132)	(665,751)
Future net cash flows	2,779,566	1,491,888	1,901,406
10% annual discount for estimated timing of cash flows	(1,515,788)	(994,014)	(1,246,910)
Standardized measure of discounted future net cash flows	$1,263,778	$497,874	$654,496
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following table summarizes the changes in the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Sales of oil and gas, net of production costs	$(359,989)	$(254,388)	$(234,211)
Net changes in prices and production costs	49,214	(207,045)	(25,398)
Extensions, discoveries and other additions	995,858	355,495	361,284
Development costs incurred during the period	79,964	119,706	44,741
Revisions of previous quantity estimates	(260,440)	(196,152)	(113,188)
Purchases of reserves-in-place	219,414	1,156	308
Sale of reserves-in-place	—	(116,151)	(37,474)
Accretion of discount	69,247	87,441	87,815
Net change in income taxes	(258,254)	25,312	16,818
Other changes	230,890	28,004	(87,618)
Net increase (decrease)	765,904	(156,622)	13,077
Beginning of year	497,874	654,496	641,419
End of year	$1,263,778	$497,874	$654,496

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A	Controls and Procedures
(a) Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, such disclosure controls and procedures were effective.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was completed based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
(c) Attestation Report of the Registered Public Accounting Firm
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the internal control over financial reporting as of December 31, 2013, which is included in Item 8 of this Annual Report on Form 10-K.
(d) Changes in Internal Control Over Financial Reporting
No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information
There was no information that was required to be disclosed by us on a Current Report on Form 8-K during the fourth quarter of 2013 which we did not disclose.

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
The following documents are included as exhibits to this Annual Report on Form 10-K. Those exhibits incorporated by reference are indicated as such in the parenthetical following the description. All other exhibits are included herewith.

(1)	Financial Statements — The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 51 of this Annual Report on Form 10-K.

(2.1)
Stock Purchase Agreement, dated as of April 2, 2013, by and among Magnum Hunter Resources Corporation, as seller, Penn Virginia Oil & Gas Corporation, as buyer and Penn Virginia Corporation, as additional party and guarantor (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 10, 2013).

(2.1.1)
Amendment to Stock Purchase Agreement, dated as of April 8, 2013, by and among Magnum Hunter Resources Corporation, Penn Virginia Oil & Gas Corporation and Penn Virginia Corporation (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on April 10, 2013).

(3.1)	Restated Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2013).

(3.2)	Amended and Restated Bylaws of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2013).

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

(4.1.6)
Fourth Supplemental Indenture relating to the 8.500% Senior Notes due 2020, dated April 24, 2013, among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 29, 2013).

(4.1.7)	Form of 8.500% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 contained in Exhibit 1 to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 29, 2013).

(4.1.8)
Fifth Supplemental Indenture relating to the 10.375% Senior Notes due 2016, dated April 24, 2013, among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on April 29, 2013).

(4.2)
Deposit Agreement, dated October 17, 2012, among Penn Virginia Corporation, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary shares described therein (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on October 17, 2012).

(4.2.1)	Form of depositary receipt representing the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on October 17, 2012).

(4.3)
Registration Rights Agreement, dated April 24, 2013, among Penn Virginia Corporation, the several guarantors named therein and RBC Capital Markets, LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on April 29, 2013).

(4.4)
Registration Rights, Lock-Up and Buy-Back Agreement dated April 24, 2013, between Penn Virginia Corporation and Magnum Hunter Resources Corporation (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on April 29, 2013).

(10.1)
Credit Agreement dated as of September 28, 2012 among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 2, 2012).

(10.1.1)
Waiver and First Amendment to Credit Agreement dated as of April 2, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 3, 2013).

(10.1.2)
Waiver and Second Amendment to Credit Agreement dated as of April 2, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 11, 2013).

(10.1.3)
Assignment and Third Amendment to Credit Agreement dated as of May 20, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2013).

(10.1.4)
Assignment and Fourth Amendment to Credit Agreement dated as of October 28, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 30, 2013).

(10.2)	Penn Virginia Corporation Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*

(10.2.1)
Amendment 2009-1 to the Penn Virginia Corporation Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.4.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(10.3)
Penn Virginia Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*

(10.3.1)
Amendment One to the Penn Virginia Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 6, 2011).*

(10.4)
Penn Virginia Corporation Fifth Amended and Restated 1995 Directors’ Compensation Plan (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007). *

(10.4.1)
Form of Agreement for Deferred Common Stock Unit Grants under the Penn Virginia Corporation Fifth Amended and Restated 1995 Directors’ Compensation Plan (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*

(10.5)	Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 3, 2013).*

(10.5.1)
Form of Agreement for Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2013).*

(10.5.2)
Form of Agreement for Performance Based Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 3, 2013).*

(10.5.3)
Form of Agreement for Stock Option Grants under the Penn Virginia Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 3, 2013).*

(10.5.4)
Form of Agreement for Deferred Common Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2013).*

(10.6)
Amended and Restated Executive Change of Control Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and H. Baird Whitehead (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2012).*

(10.7)
Amended and Restated Executive Change of Control Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and Nancy M. Snyder (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 21, 2012).*

(10.8)
Amended and Restated Executive Change of Control Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and Steven A. Hartman (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 21, 2012).*

(10.9)
Executive Change of Control Severance Agreement dated January 29, 2013 between Penn Virginia Corporation and John A. Brooks (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 1, 2013). *

(10.10)
Amended and Restated Change of Location Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and Nancy M. Snyder (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 21, 2012).*

(10.11)
Penn Virginia Corporation 2011 Annual Incentive Cash Bonus and Long-Term Equity Compensation Guidelines (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on February 7, 2013).*

(10.12)	Employment Retention Agreement dated August 9, 2011 between Penn Virginia Corporation and John A. Brooks. *

(10.13)
Guaranty, dated as of April 2, 2013, by Penn Virginia Corporation in favor of Magnum Hunter Resources Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 10, 2013).

(10.14)	Purchase and Sale Agreement dated December 13, 2013, by and among Penn Virginia Oil & Gas, L.P., Ted Collins, Jr., Plein Sud Holdings, LLC as sellers and HPIP LaVaca, LLC as buyer.

(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends Calculation.

(21.1)	Subsidiaries of Penn Virginia Corporation.

(23.1)	Consent of KPMG LLP.

(23.2)	Consent of Wright & Company, Inc.

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Report of Wright & Company, Inc. dated January 27, 2014 concerning evaluation of oil and gas reserves.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

February 24, 2014	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ EDWARD B. CLOUES, II	Chairman of the Board and Director	February 24, 2014
Edward B. Cloues, II

/s/ JOHN U. CLARKE	Director	February 24, 2014
John U. Clarke

/s/ STEVEN A. HARTMAN	Senior Vice President and Chief Financial Officer	February 24, 2014
Steven A. Hartman	(Principal Financial Officer)

/s/ STEVEN W. KRABLIN	Director	February 24, 2014
Steven W. Krablin

/s/ MARSHA R. PERELMAN	Director	February 24, 2014
Marsha R. Perelman

/s/ JOAN C. SONNEN	Vice President, Chief Accounting Officer and	February 24, 2014
Joan C. Sonnen	Controller (Principal Accounting Officer)

/s/ H. BAIRD WHITEHEAD	Director and President and Chief Executive Officer	February 24, 2014
H. Baird Whitehead	(Principal Executive Officer)

/s/ GARY K. WRIGHT	Director	February 24, 2014
Gary K. Wright