Form 10-Q
period 2014-09-30
PENN VIRGINIA CORP
filed 2014-10-29
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 As of October 24, 2014, 71,558,867 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended September 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Crude oil	$118,716	$100,564	$336,382	$250,489
Natural gas liquids (NGLs)	9,790	8,212	27,200	22,652
Natural gas	13,354	12,872	47,859	40,465
Gain (loss) on sales of property and equipment, net	63,520	(186)	120,295	(479)
Other, net	16	151	2,886	1,339
Total revenues	205,396	121,613	534,622	314,466
Operating expenses
Lease operating	15,296	8,457	38,103	24,891
Gathering, processing and transportation	4,893	3,039	11,380	9,598
Production and ad valorem taxes	7,690	6,597	22,505	19,532
General and administrative	11,527	12,677	43,055	39,276
Exploration	1,986	3,957	13,995	18,097
Depreciation, depletion and amortization	71,999	62,450	215,623	178,355
Impairments	6,084	132,224	123,992	132,224
Total operating expenses	119,475	229,401	468,653	421,973
Operating income (loss)	85,921	(107,788)	65,969	(107,507)
Other income (expense)
Interest expense	(21,953)	(20,218)	(67,716)	(56,505)
Loss on extinguishment of debt	—	—	—	(29,157)
Derivatives	66,457	(24,035)	8,130	(23,208)
Other	1,349	35	1,380	79
Income (loss) before income taxes	131,774	(152,006)	7,763	(216,298)
Income tax (expense) benefit	(42,113)	53,106	339	75,577
Net income (loss)	89,661	(98,900)	8,102	(140,721)
Preferred stock dividends	(7,641)	(1,725)	(11,081)	(5,175)
Induced conversion of preferred stock	(888)	—	(4,256)	—
Net income (loss) attributable to common shareholders	$81,132	$(100,625)	$(7,235)	$(145,896)
Net income (loss) per share:
Basic	$1.13	$(1.54)	$(0.11)	$(2.38)
Diluted	$0.87	$(1.54)	$(0.11)	$(2.38)

Weighted average shares outstanding – basic	71,536	65,465	67,909	61,272
Weighted average shares outstanding – diluted	103,606	65,465	67,909	61,272

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$89,661	$(98,900)	$8,102	$(140,721)
Other comprehensive income:
Change in pension and postretirement obligations, net of tax of $14 and $40 in 2014 and $10 and $30 in 2013	25	18	74	56
	25	18	74	56
Comprehensive income (loss)	$89,686	$(98,882)	$8,176	$(140,665)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	As of
	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$123,690	$23,474
Accounts receivable, net of allowance for doubtful accounts	188,683	194,403
Derivative assets	13,680	3,830
Deferred income taxes	6,040	6,065
Other current assets	6,951	5,924
Total current assets	339,044	233,696
Property and equipment, net (successful efforts method)	2,342,903	2,237,304
Derivative assets	8,572	1,552
Other assets	31,860	34,535
Total assets	$2,722,379	$2,507,087

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$276,593	$248,004
Derivative liabilities	1,045	10,141
Total current liabilities	277,638	258,145
Other liabilities	125,646	33,386
Deferred income taxes	145,428	145,752
Long-term debt	1,075,000	1,281,000

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock of $100 par value – 100,000 shares authorized; Series A – 7,945 and 11,500 shares issued as of September 30, 2014 and December 31, 2013 and Series B – 32,500 shares issued as of September 30, 2014, each with a redemption value of $10,000 per share	4,044	1,150
Common stock of $0.01 par value – 128,000,000 shares authorized; 71,557,951 and 65,306,748 shares issued as of September 30, 2014 and December 31, 2013, respectively	528	466
Paid-in capital	1,205,302	891,351
Accumulated deficit	(111,415)	(104,180)
Deferred compensation obligation	3,106	2,792
Accumulated other comprehensive income	341	267
Treasury stock – 246,352 and 233,063 shares of common stock, at cost, as of September 30, 2014 and December 31, 2013, respectively	(3,239)	(3,042)
Total shareholders’ equity	1,098,667	788,804
Total liabilities and shareholders’ equity	$2,722,379	$2,507,087

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$8,102	$(140,721)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	29,157
Depreciation, depletion and amortization	215,623	178,355
Impairments	123,992	132,224
Accretion of firm transportation obligation	991	1,263
Derivative contracts:
Net losses (gains)	(8,130)	23,208
Cash settlements, net	(17,836)	1,625
Deferred income tax benefit	(339)	(75,577)
(Gain) loss on sales of assets, net	(120,295)	479
Non-cash exploration expense	8,387	14,167
Non-cash interest expense	3,114	2,846
Share-based compensation (equity-classified)	2,638	4,781
Other, net	325	198
Changes in operating assets and liabilities, net	(16,122)	52,829
Net cash provided by operating activities	200,450	224,834

Cash flows from investing activities
Acquisition, net	—	(358,239)
Receipts (payments) to settle working capital adjustments assumed in acquisition, net	33,712	(43,023)
Capital expenditures – property and equipment	(545,031)	(356,964)
Proceeds from sales of assets, net	311,913	653
Net cash used in investing activities	(199,406)	(757,573)

Cash flows from financing activities
Proceeds from the issuance of preferred stock, net	313,330	—
Payments made to induce conversion of preferred stock	(4,256)	—
Proceeds from the issuance of senior notes	—	775,000
Retirement of senior notes	—	(319,090)
Proceeds from revolving credit facility borrowings	377,000	219,000
Repayment of revolving credit facility borrowings	(583,000)	(91,000)
Debt issuance costs paid	(151)	(25,199)
Dividends paid on preferred stock	(5,165)	(5,137)
Other, net	1,414	(164)
Net cash provided by financing activities	99,172	553,410
Net increase in cash and cash equivalents	100,216	20,671
Cash and cash equivalents – beginning of period	23,474	17,650
Cash and cash equivalents – end of period	$123,690	$38,321

Supplemental disclosures:
Cash paid for:
Interest	$47,778	$24,251
Income taxes	$100	$—

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended September 30, 2014
(in thousands, except per share amounts)

1.	Organization
Penn Virginia Corporation (“Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas in various onshore regions of the United States. Our current operations consist primarily of drilling unconventional horizontal development wells in the Eagle Ford Shale in South Texas. We also have operations in the Granite Wash in Oklahoma and the Haynesville Shale and Cotton Valley in East Texas.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain amounts for the 2013 period have been reclassified to conform to the current year presentation.
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
Management has evaluated all activities of the Company, through the date upon which our Condensed Consolidated Financial Statements were issued, and concluded that, except for an increase in the borrowing base under our revolving credit facility (the “Revolver”) as discussed in Note 7, no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

3.	Acquisitions and Divestitures
Acquisitions
Undeveloped Eagle Ford Acreage
In July 2014, we entered into a definitive agreement to acquire approximately 13,125 gross (11,660 net) acres in the Eagle Ford in Lavaca County, Texas. The transaction closed in August 2014 for a purchase price of $45.6 million, of which $34.9 million was paid at closing and the balance of $10.7 million will be paid over the next three years as a drilling carry.
EF Acquisition
On April 24, 2013 (the “Acquisition Date”), we acquired producing properties and undeveloped leasehold interests in the Eagle Ford (the “EF Acquisition”). The EF Acquisition was originally valued at $401 million with an effective date of January 1, 2013 (the “Effective Date”). On the Acquisition Date, we paid approximately $380 million in cash, including approximately $19 million of initial purchase price adjustments related to the period from the Effective Date to the closing, and issued to Magnum Hunter Resources Corporation (“MHR”), the seller in the EF Acquisition, 10 million shares of our common stock (the “Shares”) with a fair value of $4.23 per share. Shortly after the closing, certain of our joint interest partners exercised preferential rights related to the EF Acquisition. We received approximately $21 million from the exercise of these rights, which was recorded as a decrease to our purchase price for the EF Acquisition. Subsequent to the Acquisition Date and through December 31, 2013, we paid a total of $22.5 million, net to settle working capital adjustments assumed in the EF Acquisition.
Commencing December 2013, we were involved in arbitration with MHR. The arbitration related to disputes we had with MHR regarding contractual adjustments to the purchase price for the EF Acquisition and suspense funds that we believed MHR was obligated to transfer to us. In July 2014, we received the arbitrator’s determination, which required MHR to pay us a total of $35.1 million, including purchase price adjustments, revenue suspense funds due to partners and royalty owners and interest ($1.3 million) on the funds since the Acquisition Date. Payment of the arbitration settlement was made by MHR in August 2014.
We accounted for the EF Acquisition by applying the acquisition method of accounting as of the Acquisition Date. The following table represents the fair values assigned to the net assets acquired and the consideration paid:

Assets
Oil and gas properties – proved	$267,688
Oil and gas properties – unproved	119,709
Accounts receivable, net	107,345
Other assets	2,068
496,810
Liabilities
Accounts payable and accrued expenses	94,771
Other liabilities	1,500
96,271
Net assets acquired	$400,539

Cash, net of amounts received for preferential rights	$358,239
Fair value of the Shares issued to MHR	42,300
Consideration paid	$400,539
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

Nine Months Ended
September 30, 2013
Total revenues	$344,412
Net loss attributable to common shareholders	$(124,172)
Loss per share – basic and diluted	$(1.84)
Divestitures
In July 2014, we sold the rights to construct a crude oil gathering and intermediate transportation system in South Texas to Republic Midstream, LLC (“Republic”) for proceeds of $147.1 million, net of transaction costs. Concurrent with the sale, we entered into long-term agreements with Republic to provide us gathering and intermediate pipeline transportation services for a substantial portion of our current and future South Texas crude oil and condensate production. We realized a gain of $147.1 million, of which $63.0 million was recognized upon the closing of the transaction and the remaining $84.1 million was deferred and will be recognized over a twenty-five year period beginning after the system has been constructed and is operational, currently expected to be 2015. The deferred gain is included as a component of Other liabilities on our Condensed Consolidated Balance Sheets.
In July 2014, we sold our Selma Chalk assets in Mississippi for proceeds of $67.9 million, net of transaction costs and customary closing adjustments. An impairment charge of $117.9 million was recognized in the three months ended June 30, 2014 with respect to these assets.
In January 2014, we sold our natural gas gathering and gas lift assets in South Texas to American Midstream Partners, LP (“AMID”) for proceeds of approximately $96 million, net of transaction costs. Concurrent with the sale, we entered into a long-term agreement with AMID to provide us natural gas gathering, compression and gas lift services for a substantial portion of our current and future South Texas natural gas production. We realized a gain of $67.3 million, of which $56.7 million was recognized upon the closing of the transaction and the remaining $10.6 million was deferred and is being recognized over a twenty-five year period. We amortized $0.1 million and $0.3 million of the deferred gain during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, $0.4 million of the remaining deferred gain is included as a component of Accounts payable and accrued expenses and $9.9 million, representing the noncurrent portion, is included as a component of Other liabilities on our Condensed Consolidated Balance Sheets.

4.       Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	As of
	September 30,	December 31,
	2014	2013
Customers	$97,139	$93,288
Joint interest partners	84,112	76,199
Other [1]	7,608	25,538
	188,859	195,025
Less: Allowance for doubtful accounts	(176)	(622)
	$188,683	$194,403
______________________
1 The balance as of December 31, 2013 was comprised substantially of amounts due from MHR and other parties for purchase price adjustments attributable to the EF Acquisition, which were received in August 2014.
For the nine months ended September 30, 2014, four customers accounted for $267.0 million, or approximately 65%, of our consolidated product revenues. The revenues generated from these customers during the nine months ended September 30, 2014 were $86.2 million, $72.5 million, $55.8 million and $52.6 million or 21%, 18%, 13% and 13% of the consolidated total, respectively. As of September 30, 2014, $65.2 million, or approximately 67% of our consolidated accounts receivable from customers was related to these customers. For the nine months ended September 30, 2013, three customers accounted for $124.1 million, or approximately 40% of our consolidated product revenues. The revenues generated from these customers during the nine months ended September 30, 2013 were $51.9 million, $37.7 million and $34.5 million or approximately 17%, 12% and 11% of the consolidated total, respectively. As of December 31, 2013, $34.8 million, or approximately 37% of our consolidated accounts receivable from customers, was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

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
The following table sets forth our commodity derivative positions as of September 30, 2014:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2014	Collars	2,000	$90.00	94.33	$264	$—
First quarter 2015	Collars	4,000	$87.50	94.66	649	—
Second quarter 2015	Collars	4,000	$87.50	94.66	947	—
Third quarter 2015	Collars	3,000	$86.67	94.73	770	—
Fourth quarter 2015	Collars	3,000	$86.67	94.73	838	—
Fourth quarter 2014	Swaps	11,000	$93.45		3,301	40
First quarter 2015	Swaps	9,000	$91.81		2,197	—
Second quarter 2015	Swaps	9,000	$91.81		2,835	—
Third quarter 2015	Swaps	8,000	$91.06		2,352	—
Fourth quarter 2015	Swaps	8,000	$91.06		2,432	—
First quarter 2016	Swaps	3,000	$90.84		1,176	—
Second quarter 2016	Swaps	3,000	$90.84		1,284	—
Third quarter 2016	Swaps	3,000	$90.84		1,395	—
Fourth quarter 2016	Swaps	3,000	$90.84		1,447	—
First quarter 2015	Swaptions	1,000	$88.00		—	252
Second quarter 2015	Swaptions	1,000	$88.00		—	251
Third quarter 2015	Swaptions	1,000	$88.00		—	251
Fourth quarter 2015	Swaptions	1,000	$88.00		—	251

Natural Gas:		(in MMBtu)	($/MMBtu)
Fourth quarter 2014	Swaps	5,000	$4.50		185	—
First quarter 2015	Swaps	5,000	$4.50		129	—
Settlements to be received in subsequent period					52	—
Interest Rate Swaps
During the nine months ended September 30, 2014 and 2013, we had no interest rate derivative instruments in place.

Financial Statement Impact of Derivatives
The impact of our derivatives activities on income is included in the Derivatives caption on our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Impact by contract type:
Commodity contracts	$66,457	$(24,035)	$8,130	$(23,208)
Interest rate contracts	—	—	—	—
	$66,457	$(24,035)	$8,130	$(23,208)
Cash settlements and gains (losses):
Cash (paid) received for:
Commodity contract settlements	$(7,557)	$(4,165)	$(17,836)	$1,625
Interest rate contract settlements	—	—	—	—
	(7,557)	(4,165)	(17,836)	1,625
Gains (losses) attributable to:
Commodity contracts	74,014	(19,870)	25,966	(24,833)
Interest rate contracts	—	—	—	—
	74,014	(19,870)	25,966	(24,833)
	$66,457	$(24,035)	$8,130	$(23,208)
The effects of derivative gains and (losses) and cash settlements of our commodity derivatives are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded in the Derivative contracts section of our Condensed Consolidated Statements of Cash Flows under the Net losses (gains) and Cash settlements, net captions.
The following table summarizes the fair values of our derivative instruments, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

		Fair Values as of
		September 30, 2014		December 31, 2013
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$13,680	$1,045	$3,830	$10,141
Interest rate contracts	Derivative assets/liabilities – current	—	—	—	—
		13,680	1,045	3,830	10,141

Commodity contracts	Derivative assets/liabilities – noncurrent	8,572	—	1,552	—
Interest rate contracts	Derivative assets/liabilities – noncurrent	—	—	—	—
		8,572	—	1,552	—
		$22,252	$1,045	$5,382	$10,141
As of September 30, 2014, we reported a commodity derivative asset of $22.3 million. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions, and are substantially concentrated with two of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	As of
	September 30,	December 31,
	2014	2013
Oil and gas properties:
Proved	$450,601	$460,255
Unproved	137,464	101,520
Total oil and gas properties	588,065	561,775
Other property and equipment:
Wells, equipment and facilities	2,743,466	2,593,700
Support equipment	23,153	21,513
Total other property and equipment	2,766,619	2,615,213
	3,354,684	3,176,988
Accumulated depreciation, depletion and amortization	(1,011,781)	(939,684)
	$2,342,903	$2,237,304
In the three months ended September 30, 2014, we recognized an oil and gas asset impairment of $6.1 million in connection with an exploration prospect drilled in the Mid-Continent region. In June 2014, we entered into a definitive agreement to sell our Selma Chalk assets in Mississippi. An impairment charge of $117.9 million was recognized in the three months ended June 30, 2014 to write these assets down to fair value. The sale was completed in July 2014.

7.	Long-Term Debt
The following table summarizes our long-term debt as of the dates presented:

	As of
	September 30,	December 31,
	2014	2013
Revolving credit facility	$—	$206,000
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	775,000
	$1,075,000	$1,281,000
Revolving Credit Facility
The Revolver provides for a $450 million revolving commitment. The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $150 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. Upon the closing of the sale of our Selma Chalk assets in the third quarter of 2014, the borrowing base was reduced from $475 million to $437.5 million. In October 2014, the borrowing base was increased to $500 million in connection with the regular semi-annual redetermination. The next semi-annual redetermination is scheduled for May 2015. In addition, the Revolver was amended to clarify the requirements with respect to pro forma treatment of material acquisitions and dispositions for purposes of the leverage ratio covenant under the Revolver. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $1.7 million outstanding as of September 30, 2014. As of September 30, 2014, our available borrowing capacity under the Revolver was $435.8 million.
Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, plus, in each case, an applicable margin (ranging from 0.500% to 1.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of September 30, 2014, the actual interest rate on the outstanding borrowings under the Revolver was 1.6875% which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 1.50%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of September 30, 2014, commitment fees were being charged at a rate of 0.375%.
The Revolver is guaranteed by Penn Virginia and all of our material subsidiaries (the “Guarantor Subsidiaries”). The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.
The Revolver includes both current ratio and leverage ratio financial covenants. The current ratio is defined in the Revolver to include, among other things, adjustments for undrawn availability and may not be less than 1.0 to 1.0. The leverage ratio of total net debt to EBITDAX, a non-GAAP financial measure defined in the Revolver, may not exceed 4.25 to 1.0 through December 31, 2014 and then 4.0 to 1.0 through maturity.
2019 Senior Notes
Our 7.25% Senior Notes due 2019 (the “2019 Senior Notes”), which were issued at par in April 2011, bear interest at an annual rate of 7.25% payable on April 15 and October 15 of each year. Beginning in April 2015, we may redeem all or part of the 2019 Senior Notes at a redemption price starting at 103.625% of the principal amount and reducing to 100% in June 2017 and thereafter. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are subordinated to our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.
2020 Senior Notes
Our 2020 Senior Notes due 2020 (the “2020 Senior Notes”), which were issued at par in April 2013, bear interest at an annual rate of 8.5% payable on June 15 and December 15 of each year. The 2020 Senior Notes are senior to our existing and future subordinated indebtedness and are subordinated to our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.
The guarantees provided by Penn Virginia, which is the parent company, and the Guarantor Subsidiaries under the Revolver and the 2019 Senior Notes and 2020 Senior Notes are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. The parent company and its non-guarantor subsidiaries have no material independent assets or operations. There are no significant restrictions on the ability of the parent company to obtain funds from the Guarantor Subsidiaries through dividends, advances or loans.

8.	Income Taxes
We recognized an income tax benefit for the nine months ended September 30, 2014 at an effective rate of 4.4%. The annual effective tax rate applied to the nine months ended September 30, 2014 includes federal taxes at the statutory rate of 35%; however, the federal effect is almost entirely offset by state income tax effects, which include a deferred tax benefit associated with an expected decrease in the effective state income tax rate in future periods. The benefit is due primarily to a shift in the source of our expected future state taxable income as a result of the recent sale of all of our properties in Mississippi. Our effective tax rate also reflects the adverse effect of losses incurred in certain jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset.
Due to the losses incurred during the three and nine months ended September 30, 2013, we recognized income tax benefits at an effective rate of 34.9%. The income tax benefit included the effect of deferred tax asset valuation allowance due primarily to the inability to recognize tax benefits for certain state net operating losses.

9.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	As of
	September 30,	December 31,
	2014	2013
Other current assets:
Tubular inventory and well materials	$3,946	$2,271
Prepaid expenses	2,905	3,653
Other	100	—
	$6,951	$5,924
Other assets:
Debt issuance costs	$27,277	$30,239
Assets of supplemental employee retirement plan (“SERP”)	4,021	3,734
Other	562	562
	$31,860	$34,535
Accounts payable and accrued liabilities:
Trade accounts payable	$105,888	$120,278
Drilling and other lease operating costs	56,585	51,529
Royalties	46,672	39,929
Compensation – related	10,947	8,584
Interest	37,417	15,718
Preferred stock dividends	7,638	1,725
Other	11,446	10,241
	$276,593	$248,004
Other liabilities:
Deferred gains on sale of assets	$90,675	$—
Firm transportation obligation	12,352	13,245
Asset retirement obligations (“AROs”)	5,808	6,437
Defined benefit pension obligations	1,461	1,579
Postretirement health care benefit obligations	1,154	1,023
Deferred compensation – SERP obligations and other	4,130	3,883
Other	10,066	7,219
	$125,646	$33,386

10.	Fair Value Measurements
We apply the authoritative accounting provisions for measuring fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of September 30, 2014, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value.
The following table summarizes the fair value of our long-term debt with fixed interest rates, which is estimated based on the published market prices for these debt obligations, as of the dates presented:

	As of
	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2019	$300,750	$300,000	$307,500	$300,000
Senior Notes due 2020	821,500	775,000	837,969	775,000
	$1,122,250	$1,075,000	$1,145,469	$1,075,000
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and liabilities as of the dates presented:

	As of September 30, 2014
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$13,680	$—	$13,680	$—
Commodity derivative assets – noncurrent	8,572	—	8,572	—
Assets of SERP	4,021	4,021	—	—
Liabilities:
Commodity derivative liabilities – current	(1,045)	—	(1,045)	—
Commodity derivative liabilities – noncurrent	—	—	—	—
Deferred compensation – SERP obligations	(4,125)	(4,125)	—	—

	As of December 31, 2013
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$3,830	$—	$3,830	$—
Commodity derivative assets – noncurrent	1,552	—	1,552	—
Assets of SERP	3,734	3,734	—	—
Liabilities:
Commodity derivative liabilities – noncurrent	(10,141)	—	(10,141)	—
Deferred compensation – SERP obligations	(3,879)	(3,879)	—	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the nine months ended September 30, 2014 and 2013.

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

•
Deferred compensation – SERP obligations: Certain of our deferred compensation obligations are ultimately to be settled in cash based on the underlying fair value of certain assets, including those held in the Rabbi Trust. The fair values are based on quoted market prices, which are level 1 inputs.

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
Drilling and Completion Commitments
We have agreements to purchase oil and gas well drilling and well completion services from third parties with remaining terms of up to 11 months. The well drilling agreements include early termination provisions that would require us to pay penalties if we terminate the agreements prior to the end of their scheduled terms. The amount of penalty is based on the number of days remaining in the contractual term. As of September 30, 2014, the penalty amount would have been $24.4 million had we terminated our agreements on that date.
Other Commitments
We have contracts that provide firm transportation capacity rights for specified volumes per day on various pipeline systems with terms that range from 1 to 15 years. The contracts require us to pay transportation demand charges regardless of the amount of pipeline capacity we use. We may sell excess capacity to third parties at our discretion.
We have a long-term agreement that provides natural gas gathering, compression and gas lift services for a substantial portion of our natural gas production in the South Texas region through 2038. The agreement requires us to make certain minimum fee payments regardless of the volume of natural gas production for the first three years of the term. The minimum fee requirements for 2014 through 2016 are $3.7 million, $4.2 million and $5.0 million, respectively.
As discussed in Note 3, we entered into long-term agreements that provide gathering and intermediate pipeline transportation services for a substantial portion of our crude oil and condensate production in the South Texas region. Our obligations under the agreements are expected to begin in 2015 when construction of the gathering, transportation and delivery point facilities is completed. The agreements require us to commit certain minimum volumes of crude oil production for the first ten years of the agreements’ terms, which will result in minimum fee requirements of $13.7 million on an annual basis.
Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter pertaining to certain properties that remains outstanding as of September 30, 2014. As of September 30, 2014, we also have AROs of approximately $5.8 million attributable to the plugging of abandoned wells.

12.	Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity and the changes therein as of and for the nine months ended September 30, 2014 and 2013:

	As of		Preferred			As of
	December 31,		Stock	Dividends	All Other	September 30,
	2013	Net Income	Offering	Declared [1]	Changes [2]	2014
Preferred stock [3]	$1,150	$—	$3,250	$—	$(356)	$4,044
Common stock [3]	466	—	—	—	62	528
Paid-in capital [3]	891,351	—	310,080	—	3,871	1,205,302
Accumulated deficit [3]	(104,180)	8,102	—	(11,081)	(4,256)	(111,415)
Deferred compensation obligation	2,792	—	—	—	314	3,106
Accumulated other comprehensive income [4]	267	—	—	—	74	341
Treasury stock	(3,042)	—	—	—	(197)	(3,239)
	$788,804	$8,102	$313,330	$(11,081)	$(488)	$1,098,667

	As of		Preferred			As of
	December 31,		Stock	Dividends	All Other	September 30,
	2012	Net Loss	Offering	Declared [1]	Changes [2]	2013
Preferred stock	$1,150	$—	$—	$—	$—	$1,150
Common stock [5]	364	—	—	—	101	465
Paid-in capital [5]	849,046	—	—	—	46,404	895,450
Retained earnings	45,790	(140,721)	—	(5,175)	—	(100,106)
Deferred compensation obligation	3,111	—	—	—	(384)	2,727
Accumulated other comprehensive loss [4]	(982)	—	—	—	56	(926)
Treasury stock	(3,363)	—	—	—	386	(2,977)
	$895,116	$(140,721)	$—	$(5,175)	$46,563	$795,783
______________________
1 Includes dividends of $450.00 per share on our 6% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) and $198.33 per share on our 6% Series B Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”).
2 Includes equity-classified share-based compensation of $2,638 and $4,781 for the nine months ended September 30, 2014 and 2013.
3 A total of 3,555 shares, or 355,482 depositary shares, of the Series A Preferred Stock were converted into 5,924,706 shares of our common stock during the nine months ended September 30, 2014. We made payments of $4.3 million to induce the conversion of 3,527 of these shares.
4 The Accumulated other comprehensive income (“AOCI”) is entirely attributable to our defined benefit pension and postretirement health care plans. The changes in the balance of AOCI for the nine months ended September 30, 2014 and 2013 represent reclassifications from AOCI to net periodic benefit expense, a component of General and administrative expenses, of $114 and $86 and are presented above net of taxes of $40 and $30.
5 Includes the Shares, with a fair value of $4.23 per share, that were issued to MHR in connection with the EF Acquisition.
In June 2014, we completed a private offering of 3,250,000 depositary shares each representing a 1/100th interest in a share, or 32,500 shares, of our Series B Preferred Stock, which provided approximately $313 million of proceeds, net of underwriting fees and issuance costs.
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
The following table summarizes our share-based compensation expense recognized for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Equity-classified awards:
Stock option awards	$403	$612	$1,193	$2,518
Common, deferred and restricted stock and stock unit awards	584	398	1,445	2,263
	987	1,010	2,638	4,781
Liability-classified awards	(360)	1,095	6,632	1,544
	$627	$2,105	$9,270	$6,325

14.	Restructuring and Exit Activities
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
The following table summarizes our restructuring and exit activity-related obligations and the changes therein for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$15,559	$16,677	$16,090	$17,263
Employee, office and other costs accrued, net	18	2	27	5
Accretion of firm transportation obligation	407	410	991	1,263
Cash payments, net	(857)	(705)	(1,981)	(2,147)
Balance at end of period	$15,127	$16,384	$15,127	$16,384
Restructuring charges are included in the General and administrative caption on our Condensed Consolidated Statements of Operations. The accretion of the firm transportation obligation, net of any recoveries from the periodic sale of our contractual capacity, is charged as an offset to Other revenue.
The current portion of our restructuring and exit cost obligations is included in the Accounts payable and accrued liabilities caption and the noncurrent portion is included in the Other liabilities caption on our Condensed Consolidated Balance Sheets. As of September 30, 2014, $2.7 million of the total obligations are classified as current while the remaining $12.4 million are classified as noncurrent.

15.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest on borrowings and related fees	$22,559	$22,754	$69,477	$57,239
Accretion of original issue discount [1]	—	—	—	431
Amortization of debt issuance costs	1,063	961	3,114	2,415
Capitalized interest	(1,669)	(3,497)	(4,875)	(3,580)
	$21,953	$20,218	$67,716	$56,505
_____________________
1 Represents accretion of original issue discount attributable to our 10.375% Senior Notes due 2016 that were retired in 2013.

16.	Earnings per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$89,661	$(98,900)	$8,102	$(140,721)
Less: Preferred stock dividends	(7,641)	(1,725)	(11,081)	(5,175)
Less: Induced conversion of preferred stock	(888)	—	(4,256)	—
Net income (loss) attributable to common shareholders – basic	$81,132	$(100,625)	$(7,235)	$(145,896)
Add: Preferred stock dividends [1]	7,641	—	—	—
Add: Induced conversion of preferred stock [1]	888	—	—	—
Net income (loss) attributable to common shareholders – diluted	$89,661	$(100,625)	$(7,235)	$(145,896)

Weighted-average shares – basic	71,536	65,465	67,909	61,272
Effect of dilutive securities [2]	32,070	—	—	—
Weighted-average shares – diluted	103,606	65,465	67,909	61,272
_______________________
1 Preferred stock dividends and payments to induce the conversion of preferred stock were excluded from diluted earnings per share for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 as the assumed conversion of the outstanding preferred stock would have been anti-dilutive.
2 For the nine months ended September 30, 2014, approximately 24.9 million potentially dilutive securities, including the Series A Preferred Stock and Series B Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2013, approximately 19.2 million and less than 0.1 million, respectively, potentially dilutive securities, including the Series A Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for oil, natural gas liquids, or NGLs, and natural gas;

•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of oil, NGLs and natural gas;

•	reductions in the borrowing base under our revolving credit facility, or Revolver;

•	our ability to contract for drilling rigs, supplies and services at reasonable costs;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production at reasonable cost and to sell the production at, or at reasonable discounts to, market prices;

•	the uncertainties inherent in projecting future rates of production for our wells and the extent to which actual production differs from estimated proved oil and natural gas reserves;

•	drilling and operating risks;

•	our ability to compete effectively against other oil and gas companies;

•	our ability to successfully monetize select assets and repay our debt;

•	leasehold terms expiring before production can be established;

•	environmental obligations, costs and liabilities that are not covered by an effective indemnity or insurance;

•	the timing of receipt of necessary regulatory permits;

•	the effect of commodity and financial derivative arrangements;

•	our ability to maintain adequate financial liquidity and to access adequate levels of capital on reasonable terms;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	our ability to retain or attract senior management and key technical employees;

•	counterparty risk related to their ability to meet their future obligations;

•	compliance with and changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters;

•	uncertainties relating to general domestic and international economic and political conditions; and

•
other factors set forth in our periodic filings with the Securities and Exchange Commission, including the risks set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the Securities and Exchange Commission. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Item 1. All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Certain year-over-year changes are presented as not meaningful, or “NM,” where disclosure of the actual value does not otherwise enhance the analysis, and certain amounts for the 2013 periods have been reclassified to conform to the current year presentation. Also, due to the combination of different units of volumetric measure and the number of decimal places presented, certain results may not calculate explicitly from the values presented in the tables.

Overview of Business
We are an independent oil and gas company engaged in the exploration, development and production of oil, NGLs and natural gas in various onshore regions of the United States. Our current operations consist primarily of drilling unconventional horizontal development wells in the Eagle Ford Shale in South Texas. We also have operations in the Granite Wash in Oklahoma and the Haynesville Shale and Cotton Valley in East Texas. As of December 31, 2013, we had proved oil and gas reserves of approximately 122 million barrels of oil equivalent, or MMBOE, excluding our recently divested Selma Chalk assets in Mississippi.
The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total production (MBOE)	2,089	1,807	5,973	4,982
Daily production (BOEPD)	22,706	19,638	21,881	18,249
Crude oil and NGL production (MBbl)	1,556	1,208	4,238	3,160
Crude oil and NGL production as a percent of total	74%	67%	71%	63%
Product revenues, as reported	$141,860	$121,648	$411,441	$313,606
Product revenues, as adjusted for derivatives	$134,303	$117,483	$393,605	$315,231
Crude oil and NGL revenues as a percent of total, as reported	91%	89%	88%	87%
Realized prices:
Crude oil ($/Bbl)	$95.19	$105.37	$97.72	$103.87
NGL ($/Bbl)	$31.75	$32.34	$34.18	$30.27
Natural gas ($/Mcf)	$4.17	$3.58	$4.60	$3.70
Aggregate ($/BOE)	$67.91	$67.33	$68.88	$62.95
Production and lifting costs ($/BOE):
Lease operating	$7.32	$4.68	$6.38	$5.00
Gathering, processing and transportation	2.34	1.68	1.91	1.93
Production and ad valorem taxes ($/BOE)	3.68	3.65	3.77	3.92
General and administrative ($/BOE) [1]	5.22	5.85	5.66	6.64
Total operating costs ($/BOE)	$18.56	$15.86	$17.72	$17.49
Depreciation, depletion and amortization ($/BOE)	$34.47	$34.57	$36.10	$35.80
Cash provided by operating activities	$101,257	$95,083	$200,450	$224,834
Cash paid for capital expenditures	$194,451	$127,645	$545,031	$356,964
Cash and cash equivalents at end of period			$123,690	$38,321
Debt outstanding at end of period			$1,075,000	$1,203,000
Credit available under revolving credit facility at end of period [2]			$435,846	$218,968
Net development wells drilled	15.4	8.9	44.2	28.2
_______________________
1 Excludes equity-classified share-based compensation, which is a non-cash expense, of $0.47 and $0.44 for the three and nine months ended September 30, 2014 and $0.56 and $0.96 for the three and nine months ended September 30, 2013 and liability-classified share-based compensation of ($0.17) and $1.11 for the three and nine months ended September 30, 2014 and $0.61 and $0.31 for the three and nine months ended September 30, 2013.
2 As reduced by outstanding borrowings and letters of credit.

In the three months ended September 30, 2014, our crude oil and NGL production increased to 74 percent from 70 percent of our total production compared to the three month period ended June 30, 2014, continuing a trend consistent with our liquids-focused strategy. Our cash margin, or aggregate realized prices less total operating costs excluding equity-classified and liability-classified share-based compensation, increased $5.70 per barrel of oil equivalent, or BOE, or 13 percent, to $51.16 per BOE for the nine months ended September 30, 2014 from $45.46 per BOE for the corresponding period in 2013. The higher cash margins are attributable primarily to higher liquids production and higher NGL and natural gas prices compared to the corresponding periods of the prior year. Consistent with our growth in cash margins, our cash from operating activities, excluding working capital changes, increased approximately $45 million, or 26 percent, for the nine months ended September 30, 2014 compared to the corresponding period of the prior year, despite declining crude oil prices.
Our growth in crude oil and NGL production has been focused exclusively in the Eagle Ford in South Texas. Since our initial acquisition in this region in 2010, we have a total of 245 gross wells, including 213 gross wells that are operated by us and 32 gross wells that are operated by our partners, through October 24, 2014. We are currently operating a total of eight drilling rigs in the Eagle Ford. Our capital program, which is substantially dedicated to this play, is being financed with a combination of cash from operating activities, proceeds from the sale of assets, borrowings under our revolving credit facility, or the Revolver, and our recent preferred equity offering.
To mitigate the volatile effect of commodity price fluctuations, we have a comprehensive hedging program in place. The Financial Condition discussion that follows and Note 5 to the Condensed Consolidated Financial Statements provides a detailed summary of our open commodity derivative positions as well as the historical results of our hedging program for the three and nine months ended September 30, 2014 and 2013. With respect to crude oil prices, we have hedged approximately 13,000, 12,000 and 3,000 barrels of daily crude oil production for weighted-average floor/swap prices of $92.92, $90.20 and $90.84 per barrel for the remainder of 2014, calendar 2015 and calendar 2016, respectively.

Key Developments
The following general business developments and corporate actions had or will have a significant impact on the financial reporting and disclosure of our results of operations, financial position and cash flows: (i) drilling results and future development plans in the Eagle Ford, (ii) increasing our borrowing base and amendments to the Revolver, (iii) the acquisition of additional Eagle Ford acreage, (iv) the sale of Mississippi assets, South Texas oil gathering rights and natural gas gathering and gas lift assets and (v) the resolution of arbitration related to our 2013 Eagle Ford acquisition and (vi) recent preferred stock transactions.
Drilling Results and Future Development Plans for the Eagle Ford
During the three months ended September 30, 2014, we completed and turned in line 17 gross (8.3 net) operated wells (excluding four shallow wells and one non-operated well) in the Eagle Ford. By the end of September 2014, we increased our operated drilling rigs in the Eagle Ford from six to eight. Our Eagle Ford production was 16,929 net barrels of oil equivalent per day, or BOEPD, during the three months ended September 30, 2014 with oil comprising 12,909 BOPD, or 76 percent, and NGLs and natural gas comprising approximately 13 percent and 11 percent, respectively. Our third quarter Eagle Ford oil production was 10 percent higher than our second quarter production of 11,744 BOPD. In the month of September 2014, our average Eagle Ford production was 17,936 BOEPD, 75 percent of which was crude oil, 13 percent was NGLs and 12 percent was natural gas.
In the Eagle Ford, we have 12 gross (8.5 net) wells completing or flowing back (including six gross (5.7 net) Upper Eagle Ford, or Marl, wells), 14 gross (8.5 net) wells waiting on completion (including six gross (5.2 net) Upper Eagle Ford wells) and eight gross (6.3 net) wells being drilled (including three (2.9 net) Upper Eagle Ford wells) as of October 24, 2014.
Thus far in the second half of 2014, we have completed six Upper Eagle Ford wells, all of which are flowing back and being tested. Through October 24, 2014, we have completed eight Upper Eagle Ford wells and for the remainder of 2014 we expect ten additional Upper Eagle Ford wells to be drilled, completed and turned in line.
We expect to turn in line 33 gross (23.0 net) wells, excluding three non-operated wells, during the fourth quarter of 2014, for an estimated total of 88 gross (55.9 net) operated wells, excluding six shallow and eight non-operated wells, being turned in line during 2014. For 2014, we expect to turn in line 18 gross (16.4 net) Upper Eagle Ford wells.
Borrowing Base Increase and Amendments to the Revolver
In October 2014, the borrowing base under the Revolver was increased to $500 million from $437.5 million in connection with our regular semi-annual redetermination. In addition, the Revolver was amended to clarify the requirements with respect to pro forma treatment of material acquisitions and dispositions for purposes of the leverage ratio covenant.

Acquisition of Additional Eagle Ford Acreage
In July 2014, we entered into a definitive agreement to acquire approximately 13,125 gross (11,660 net) acres in Lavaca County, Texas, the vast majority of which are in the “volatile oil window” of the Eagle Ford. The transaction closed in August 2014 for $45.6 million, of which $34.9 million was paid at closing and the balance of $10.6 million will be paid over the next three years as a drilling carry. We anticipate commencing drilling activities on this acreage in 2015. The transaction, combined with recent leasing, brings our total Eagle Ford acreage position to approximately 145,500 gross (104,300 net) acres. The acquired acreage, most of which we expect will be prospective in the Upper Eagle Ford, is adjacent to our Shiner area.
Sale of Mississippi Assets
In July 2014, we sold our Selma Chalk assets in Mississippi for proceeds of $67.9 million, net of transaction costs and customary closing adjustments. An impairment charge of $117.9 million was recognized in the three months ended June 30, 2014 to write down these assets to their estimated fair value.
Sale of Rights to Construct an Oil Gathering System in South Texas
In July 2014, we sold the rights to construct a crude oil gathering and intermediate transportation system in South Texas to Republic Midstream, LLC, or Republic, for proceeds of $147.1 million, net of transaction costs. Concurrent with the sale, we entered into long-term agreements with Republic to provide us gathering and intermediate pipeline transportation services for a substantial portion of our current and future South Texas crude oil and condensate production. We realized a gain of $147.1 million, of which $63.0 million was recognized upon the closing of the transaction and the remaining $84.1 million was deferred and will be recognized over a twenty-five year period after the system has been constructed and is operational, currently expected to be 2015.
Sale of South Texas Natural Gas Gathering and Gas Lift Assets
In January 2014, we sold our natural gas gathering and gas lift assets in South Texas to American Midstream Partners, LP, or AMID, for proceeds of approximately $96 million, net of transaction costs. Concurrent with the sale, we entered into a long-term agreement with AMID to provide us natural gas gathering, compression and gas lift services for a substantial portion of our current and future South Texas natural gas production. We realized a gain of $67.3 million, of which $56.7 million was recognized upon the closing of the transaction and the remaining $10.6 million was deferred and is being recognized over a twenty-five year period.
Settlement of Arbitration
Commencing December 2013, we were involved in arbitration with Magnum Hunter Resources Corporation, or MHR, the seller in our 2013 Eagle Ford property acquisition, or the EF Acquisition. The arbitration related to disputes we had with MHR regarding contractual adjustments to the purchase price for the EF Acquisition and suspense funds that we believed MHR was obligated to transfer to us. In July 2014, we received the arbitrator’s determination, which required MHR to pay us a total of $35.1 million, including purchase price adjustments, revenue suspense funds due to partners and royalty owners and interest ($1.3 million) on the funds since the date of acquisition. Payment of the arbitration settlement was made by MHR in August 2014.
Preferred Stock Offering and Induced Conversion of Outstanding Preferred Stock
In June 2014, we completed a private offering of 3,250,000 depositary shares each representing 1/100th interest in a share of our 6% Series B Convertible Perpetual Preferred Stock, or the Series B Preferred Stock, that provided approximately $313 million of proceeds, net of underwriting fees and issuance costs. Concurrent with the Series B Preferred Stock offering and subsequently in July 2014, we paid a total of $4.3 million to induce the conversion of 3,527 shares, or 352,732 depositary shares, of our 6% Series A Convertible Perpetual Preferred Stock, or the Series A Preferred Stock. A total of 5.9 million shares of our common stock were issued in connection with the induced conversion of the Series A Preferred Stock.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Production
The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

Crude oil	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	1,187.7	897.9	289.8	12,909.3	9,759.4	3,149.9	32%
East Texas	13.7	15.5	(1.8)	148.7	168.1	(19.4)	(12)%
Mid-Continent	44.6	37.8	6.8	484.9	410.8	74.1	18%
Mississippi	1.3	3.2	(2.0)	13.6	35.1	(21.5)	(61)%
Appalachia	—	—	—	—	—	—	—%
	1,247.2	954.4	292.8	13,556.5	10,373.4	3,183.1	31%

NGLs	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	202.2	142.1	60.2	2,198.1	1,544.0	654.1	42%
East Texas	34.3	42.5	(8.3)	372.7	462.3	(89.7)	(19)%
Mid-Continent	71.7	69.3	2.4	779.8	753.3	26.5	4%
Mississippi	—	—	—	—	—	—	—%
Appalachia	—	—	—	—	—	—	—%
	308.3	253.9	54.4	3,350.6	2,759.7	590.9	21%

Natural gas	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	1,005	693	312	10.9	7.5	3.4	45%
East Texas	958	1,129	(171)	10.4	12.3	(1.9)	(15)%
Mid-Continent	848	674	174	9.2	7.3	1.9	26%
Mississippi	353	1,057	(705)	3.8	11.5	(7.7)	(67)%
Appalachia	37	37	(1)	0.4	0.4	—	(2)%
	3,201	3,591	(390)	34.8	39.0	(4.2)	(11)%

Combined total	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas	1,557	1,155	402	16,928.9	12,558.9	4,370.0	35%
East Texas	208	246	(39)	2,256.9	2,676.0	(419.2)	(16)%
Mid-Continent	258	219	38	2,801.7	2,385.5	416.2	17%
Mississippi	60	179	(119)	652.4	1,950.5	(1,298.1)	(67)%
Appalachia	6	6	—	66.2	67.5	(1.3)	(2)%
	2,089	1,807	282	22,706.0	19,638.5	3,067.6	16%
Total production increased during the three months ended September 30, 2014 compared to the corresponding period of 2013 due primarily to the continued expansion of our Eagle Ford development program in South Texas. The increase was partially offset by natural production declines in our East Texas region as well as the sale of our Mississippi Selma Chalk assets in July 2014. Approximately 74 percent of total production during the three months ended September 30, 2014 was attributable to oil and NGLs, which represents an increase of approximately 29 percent over the prior year period. During the three months ended September 30, 2014, our Eagle Ford production represented approximately 75 percent of our total production compared to approximately 64 percent from this play during the corresponding period of 2013.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude oil	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$113,454	$94,794	$18,660	$95.53	$105.58	$(10.05)
East Texas	1,303	1,629	(326)	95.26	105.32	(10.07)
Mid-Continent	3,837	3,789	48	86.01	100.24	(14.24)
Mississippi	122	352	(230)	97.52	109.05	(11.52)
Appalachia	—	—	—	—	—	—
	$118,716	$100,564	$18,152	$95.19	$105.37	$(10.18)

NGLs	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$5,079	$3,919	$1,160	$25.12	$27.59	$(2.47)
East Texas	1,496	1,858	(362)	43.64	43.68	(0.05)
Mid-Continent	3,215	2,435	780	44.81	35.14	9.68
Mississippi	—	—	—	—	—	—
Appalachia	—	—	—	—	—	—
	$9,790	$8,212	$1,578	$31.75	$32.34	$(0.59)

Natural gas	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per Mcfe)
Texas
South Texas	$4,143	$2,560	$1,583	$4.12	$3.69	$0.43
East Texas	3,839	4,001	(162)	4.01	3.54	0.46
Mid-Continent	3,775	2,367	1,408	4.45	3.51	0.94
Mississippi	1,513	3,824	(2,311)	4.29	3.62	0.67
Appalachia	84	120	(36)	2.30	3.22	NM
	$13,354	$12,872	$482	$4.17	$3.58	$0.59

Combined total	Three Months Ended			Three Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per BOE)
Texas
South Texas	$122,676	$101,273	$21,403	$78.77	$87.65	$(8.88)
East Texas	6,638	7,488	(850)	31.97	30.41	1.56
Mid-Continent	10,827	8,591	2,236	42.01	39.15	2.86
Mississippi	1,635	4,176	(2,541)	27.24	23.27	3.97
Appalachia	84	120	(36)	13.80	19.32	NM
	$141,860	$121,648	$20,212	$67.91	$67.33	$0.58

The following table provides an analysis of the change in our revenues for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$30,849	$(12,697)	$18,152
NGL	1,760	(182)	1,578
Natural gas	(1,398)	1,880	482
	$31,211	$(10,999)	$20,212
Effects of Derivatives
Our oil and gas revenues may change significantly from period to period as a result of changes in commodity prices. As part of our risk management strategy, we use derivative instruments to hedge oil and gas prices. In the three months ended September 30, 2014 and 2013, we paid $7.6 million and $4.2 million, respectively, in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Crude oil revenues as reported	$118,716	$100,564	$18,152	18%
Cash settlements of crude oil derivatives, net	(7,622)	(4,649)	(2,973)	64%
	$111,094	$95,915	$15,179	16%

Crude oil prices per Bbl, as reported	$95.19	$105.37	$(10.19)	(10)%
Cash settlements of crude oil derivatives per Bbl	(6.11)	(4.87)	(1.23)	25%
	$89.08	$100.50	$(11.42)	(11)%

Natural gas revenues as reported	$13,354	$12,872	$482	4%
Cash settlements of natural gas derivatives, net	65	484	(419)	(87)%
	$13,419	$13,356	$63	—%

Natural gas prices per Mcf, as reported	$4.17	$3.58	$0.59	16%
Cash settlements of natural gas derivatives per Mcf	0.02	0.13	(0.11)	(85)%
	$4.19	$3.71	$0.47	13%
Gain (Loss) on Sales of Property and Equipment
In the three months ended September 30, 2014, we recognized a gain of $63.0 million in connection with the sale of rights to construct a crude oil gathering and intermediate transportation system in South Texas.
Other Revenues
Other revenues, which includes includes gathering, transportation, compression, water supply and disposal fees that we charge to other parties, net of marketing and related expenses, decreased during the three months ended September 30, 2014 due primarily to lower throughput of unaffiliated natural gas production in the South and East Texas regions.
Production and Lifting Costs

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Lease operating	$15,296	$8,457	$(6,839)	(81)%
Per unit of production ($/BOE)	$7.32	$4.68	$(2.64)	(56)%
Lease operating expense increased during the three months ended September 30, 2014 due primarily to higher workover and subsurface maintenance expense of approximately $3 million in South and East Texas. All other costs, including chemical, water disposal and labor costs in the South Texas region, increased on an absolute basis attributable primarily to the expansion of operations. In addition, we incurred higher compression costs attributable to higher natural gas production in the South Texas region.

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Gathering, processing and transportation	$4,893	$3,039	$(1,854)	(61)%
Per unit of production ($/BOE)	$2.34	$1.68	$(0.66)	(39)%
Higher natural gas and NGL production, primarily in our South Texas region resulted in an increase to gathering, processing and transportation expense during the three months ended September 30, 2014, partially offset by the effects of lower production volume in our East Texas region and the sale of our Mississippi assets in July 2014.

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Production and ad valorem taxes
Production/severance taxes	$6,845	$4,070	$(2,775)	(68)%
Ad valorem taxes	845	2,527	1,682	67%
	$7,690	$6,597	$(1,093)	(17)%
Per unit production ($/BOE)	$3.68	$3.65	$(0.03)	(1)%
Production/severance tax rate as a percent of product revenue	4.8%	3.3%
Production taxes increased during the three months ended September 30, 2014 due primarily to the higher level and concentration of crude oil production in the South Texas region, which carries a higher severance tax rate than our other operating areas.
General and Administrative
The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
General and administrative expenses	$10,580	$10,420	$(160)	(2)%
Share-based compensation (liability-classified)	(360)	1,095	1,455	NM
Share-based compensation (equity-classified)	987	1,010	23	2%
EF Acquisition-related arbitration and other costs	2	—	(2)	NM
ERP system development costs	301	147	(154)	NM
Restructuring expenses	17	5	(12)	NM
	$11,527	$12,677	$1,150	9%
Per unit of production ($/BOE)	$5.52	$7.02	$1.50	21%
Per unit of production excluding equity-classified and liability-classified share-based compensation expense ($/BOE)	$5.22	$5.85	$0.63	11%
Per unit of production excluding all share-based compensation and other non-recurring expenses identified above ($/BOE)	$5.06	$5.77	$0.71	12%
On a unit of production basis, our general and administrative expenses, excluding liability and equity-classified share-based compensation, decreased during the three months ended September 30, 2014 compared to the 2013 period reflecting the benefit of the overall growth in scale of our operations as marginal increases in cost were spread over higher production volume. Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, and represents mark-to-market charges associated with the increase in fair value of the 2012 through 2014 PBRSU grants. The decrease in the fair value of the PBRSUs is attributable to our common stock performance relative to a defined peer group. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, decreased during the three months ended September 30, 2014 due primarily to fewer employees receiving grants. In the three months ended September 30, 2014, we incurred certain costs not eligible for capitalization, including post-implementation support and training with respect to our recently completed ERP system replacement.

Exploration
The following table sets forth the components of exploration expenses for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Unproved leasehold amortization	$1,808	$3,759	$1,951	52%
Geological and geophysical costs	205	83	(122)	NM
Other, primarily delay rentals	(27)	115	142	123%
	$1,986	$3,957	$1,971	50%
Unproved leasehold amortization decreased during the three months ended September 30, 2014 due primarily to a lower leasehold asset base subject to amortization in the 2014 period as compared to the 2013 period.
Depreciation, Depletion and Amortization (DD&A)
The following table sets forth the nature of the DD&A variances for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
DD&A expense	$71,999	$62,450	$(9,549)	(15)%
DD&A rate ($/BOE)	$34.47	$34.57	$0.10	—%

	Production	Rates	Total
DD&A variance due to:	$(9,746)	$197	$(9,549)
The effects of higher production volumes partially offset by marginally lower depletion rates were the primary factors attributable to the increase in DD&A.
Impairments
In September 2014, we recognized an oil and gas asset impairment of $6.1 million in connection with an exploration prospect drilled in the Mid-Continent region.
Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Interest on borrowings and related fees	$22,559	$22,754	$195	1%
Amortization of debt issuance costs	1,063	961	(102)	(11)%
Capitalized interest	(1,669)	(3,497)	(1,828)	(52)%
	$21,953	$20,218	$(1,735)	(9)%
Weighted-average debt outstanding	$1,120,500	$1,178,000
Weighted average interest rate	8.43%	8.05%
Interest expense increased during the three months ended September 30, 2014 due primarily to lower capitalized interest in the current year period. The decrease resulted from the development of a significant portion of our proved undeveloped and unproved properties. The weighted-average interest rate increased marginally during the three months ended September 30, 2014 due primarily to the higher weighting of the 8.5% Senior Notes due 2020, or 2020 Senior Notes.

Derivatives
The following table summarizes the components of our derivatives income (loss) for the periods presented:

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Oil and gas derivatives settled	$(7,557)	$(4,165)	$(3,392)	81%
Oil and gas derivatives gain (loss)	74,014	(19,870)	93,884	NM
	$66,457	$(24,035)	$90,492	80%
We paid settlements of $7.6 million for crude oil derivatives and received settlements of less than $0.1 million for natural gas derivatives during the three months ended September 30, 2014 and paid settlements of $4.6 million for crude oil derivatives and received settlements of $0.4 million for natural gas derivatives during the three months ended September 30, 2013.
Other
The increase in other income is attributable to $1.3 million of interest received in connection with the arbitration settlement with MHR in the 2014 period.
Income Taxes

	Three Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Income tax (expense) benefit	$(42,113)	$53,106	$(95,219)	NM
Effective tax rate	32.0%	34.9%
We recognized income tax expense for the three months ended September 30, 2014. The effective tax rate for the period includes federal taxes at the statutory rate of 35%, partially offset by state income tax effects which includes a deferred tax benefit associated with an expected decrease in the effective state income tax rate in future periods. The benefit is due primarily to a shift in the source of our expected future state taxable income as a result of the recent sale of all of our properties in Mississippi.
Due to operating losses incurred, we recognized an income tax benefit during the three months ended September 30, 2013 which includes a deferred tax asset allowance for all state net operating losses.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Production
The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

Crude oil	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	3,292.4	2,226.0	1,066.4	12,060.2	8,153.9	3,906.3	48%
East Texas	40.1	47.0	(6.9)	146.9	172.3	(25.4)	(15)%
Mid-Continent	104.2	128.2	(24.0)	381.7	469.7	(88.0)	(19)%
Mississippi	5.5	10.0	(4.5)	20.1	36.8	(16.6)	(45)%
Appalachia	—	0.1	(0.1)	—	0.5	(0.5)	(100)%
	3,442.2	2,411.5	1,030.8	12,608.9	8,833.2	3,775.8	43%

NGLs	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MBbl)			(Bbl per day)
Texas
South Texas	543.3	355.6	187.7	1,990.1	1,302.6	687.5	53%
East Texas	92.2	154.6	(62.4)	337.6	566.3	(228.7)	(40)%
Mid-Continent	160.4	238.1	(77.7)	587.5	872.0	(284.5)	(33)%
Mississippi	—	—	—	—	—	—	—%
Appalachia	—	—	—	—	—	—	—%
	795.8	748.3	47.6	2,915.2	2,740.9	174.3	6%

Natural gas	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MMcf)			(MMcf per day)
Texas
South Texas	2,829	1,798	1,031	10.4	6.6	3.8	57%
East Texas	3,065	3,460	(395)	11.2	12.7	(1.4)	(11)%
Mid-Continent	1,968	2,205	(238)	7.2	8.1	(0.9)	(11)%
Mississippi	2,442	3,360	(918)	8.9	12.3	(3.4)	(27)%
Appalachia	109	110	(1)	0.4	0.4	—	(1)%
	10,412	10,933	(521)	38.1	40.0	(1.9)	(5)%

Combined total	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)	% Change
	(MBOE)			(BOE per day)
Texas
South Texas	4,307	2,881	1,426	15,777.4	10,554.4	5,223.0	49%
East Texas	643	778	(135)	2,355.5	2,850.7	(495.2)	(17)%
Mid-Continent	593	734	(141)	2,170.6	2,688.1	(517.6)	(19)%
Mississippi	412	570	(158)	1,510.9	2,087.9	(577.0)	(28)%
Appalachia	18	18	—	66.4	67.6	(1.2)	(2)%
	5,973	4,982	992	21,880.8	18,248.8	3,632.0	20%

Total production increased during the nine months ended September 30, 2014 compared to the corresponding period of 2013 due primarily to production from the continued expansion of our Eagle Ford development program in South Texas. The increase was partially offset by natural production declines in our East Texas, Mid-Continent and Mississippi regions as well as the effect of the sale of our Mississippi properties in July 2014. Approximately 71 percent of total production during the nine months ended September 30, 2014 was attributable to oil and NGLs, which represents an increase of approximately 34 percent over the prior year period. During the nine months ended September 30, 2014, our Eagle Ford production represented approximately 72 percent of our total production compared to approximately 58 percent from this play during the corresponding period of 2013.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

Crude oil	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$322,429	$232,771	$89,658	$97.93	$104.57	$(6.64)
East Texas	3,929	4,736	(807)	97.99	100.70	(2.71)
Mid-Continent	9,496	11,895	(2,399)	91.12	92.76	(1.64)
Mississippi	528	1,075	(547)	96.02	107.09	(11.08)
Appalachia	—	12	(12)	—	—	—
	$336,382	$250,489	$85,893	$97.72	$103.87	$(6.15)

NGLs	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$14,721	$9,134	$5,587	$27.10	$25.68	$1.42
East Texas	4,412	5,090	(678)	47.88	32.93	14.95
Mid-Continent	8,067	8,428	(361)	50.30	35.40	14.90
Mississippi	—	—	—	—	—	—
Appalachia	—	—	—	—	—	—
	$27,200	$22,652	$4,548	$34.18	$30.27	$3.91

Natural gas	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per Mcfe)
Texas
South Texas	$12,446	$6,573	$5,873	$4.40	$3.66	$0.74
East Texas	14,268	11,576	2,692	4.66	3.35	1.31
Mid-Continent	9,257	8,775	482	4.70	3.98	0.73
Mississippi	11,496	12,549	(1,053)	4.71	3.74	0.97
Appalachia	392	992	(600)	3.61	NM	NM
	$47,859	$40,465	$7,394	$4.60	$3.70	$0.90

Combined total	Nine Months Ended			Nine Months Ended
	September 30,		Favorable	September 30,		Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)
				($ per Bbl)
Texas
South Texas	$349,596	$248,478	$101,118	$81.16	$86.24	$(5.08)
East Texas	22,609	21,402	1,207	35.16	27.50	7.66
Mid-Continent	26,820	29,098	(2,278)	45.26	39.65	5.61
Mississippi	12,024	13,624	(1,600)	29.15	23.90	5.25
Appalachia	392	1,004	(612)	21.63	NM	NM
	$411,441	$313,606	$97,835	$68.88	$62.95	$5.93

The following table provides an analysis of the change in our revenues for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$107,073	$(21,180)	$85,893
NGL	1,442	3,106	4,548
Natural gas	(1,928)	9,322	7,394
	$106,587	$(8,752)	$97,835
Effects of Derivatives
As part of our risk management strategy, we use derivative instruments to hedge oil and gas prices. In the nine months ended September 30, 2014 and 2013, we paid $17.8 million and received $1.6 million, respectively, in cash settlements of oil and gas derivatives. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Crude oil revenues, as reported	$336,382	$250,489	$85,893	34%
Cash settlements of crude oil derivatives, net	(15,987)	628	(16,615)	NM
	$320,395	$251,117	$69,278	28%

Crude oil prices per Bbl, as reported	$97.72	$103.87	$(6.15)	(6)%
Cash settlements of crude oil derivatives per Bbl	(4.64)	0.26	(4.90)	NM
	$93.08	$104.13	$(11.05)	(11)%

Natural gas revenues, as reported	$47,859	$40,465	$7,394	18%
Cash settlements of natural gas derivatives, net	(1,849)	997	(2,846)	NM
	$46,010	$41,462	$4,548	11%

Natural gas prices per Mcf, as reported	$4.60	$3.70	$0.90	24%
Cash settlements of natural gas derivatives per Mcf	(0.18)	0.09	(0.27)	NM
	$4.42	$3.79	$0.63	17%
Gain (Loss) on Sales of Property and Equipment
In the nine months ended September 30, 2014, we recognized a gain of $63.0 million in connection with the sale of rights to construct a crude oil gathering and intermediate transportation system and a gain of $57.0 million on the sale of our natural gas gathering and gas lift assets in South Texas, including $56.7 million recognized upon the closing of the sale and $0.3 million attributable to the amortization of the deferred portion of the gain.
Other Revenues
Other revenues, which includes gathering, transportation, compression, water supply and disposal fees that we charge to other parties, net of marketing and related expenses, increased during the nine months ended September 30, 2014 due primarily to income related to water supply and disposal which began in April 2014.
Production and Lifting Costs

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Lease operating	$38,103	$24,891	$(13,212)	(53)%
Per unit of production ($/BOE)	$6.38	$5.00	$(1.38)	(28)%
Lease operating expense increased during the nine months ended September 30, 2014 due primarily to higher workover and subsurface maintenance costs of approximately $8 million in South and East Texas. All other costs, including chemical, water disposal and labor costs associated primarily with the expansion of operations in the South Texas region, increased on an absolute basis. In addition we incurred higher compression costs attributable to higher natural gas production in South Texas. As discussed in Key Developments, we sold our natural gas gathering and gas lift assets in the South Texas region and entered into an agreement with the buyer to provide us natural gas gathering, compression and gas lift services. We began incurring costs for these services in February 2014.

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Gathering, processing and transportation	$11,380	$9,598	$(1,782)	(19)%
Per unit of production ($/BOE)	$1.91	$1.93	$0.02	1%
Gathering, processing and transportation charges increased on an absolute basis during the nine months ended September 30, 2014 due primarily to gathering charges for natural gas and NGL production in the South Texas region attributable to the new gathering, compression and gas lift services agreement discussed above, offset partially by the effect of lower natural gas and NGL production volume in our East Texas, Mid-Continent and Mississippi regions.

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Production and ad valorem taxes
Production/severance taxes	$18,739	$12,762	$(5,977)	(47)%
Ad valorem taxes	3,766	6,770	3,004	44%
	$22,505	$19,532	$(2,973)	(15)%
Per unit production ($/BOE)	$3.77	$3.92	$(0.03)	(1)%
Production/severance tax rate as a percent of product revenue	4.6%	4.1%
Production taxes increased during the nine months ended September 30, 2014 due primarily to the higher level and concentration of crude oil production in the South Texas region, which carries a higher severance tax rate than our other operating areas, partially offset by severance tax audit refunds for natural gas production in Mississippi.
General and Administrative
The following table sets forth the components of general and administrative expenses for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
General and administrative expenses	$32,125	$30,378	$(1,747)	(6)%
Share-based compensation (liability-classified)	6,632	1,544	(5,088)	NM
Share-based compensation (equity-classified)	2,638	4,781	2,143	45%
EF Acquisition-related transaction costs	—	2,396	2,396	NM
EF Acquisition-related arbitration and other costs	589	—	(589)	NM
ERP system development costs	1,045	319	(726)	NM
Restructuring expenses	26	5	(21)	NM
	$43,055	$39,423	$(3,632)	(9)%
Per unit of production ($/BOE)	$7.21	$7.91	0.70	9%
Per unit of production excluding equity-classified and liability-classified share-based compensation expense ($/BOE)	$5.66	$6.64	0.98	15%
Per unit of production excluding all share-based compensation and other non-recurring expenses identified above ($/BOE)	$5.38	$6.10	0.72	12%
On a unit of production basis, our general and administrative expenses, excluding liability and equity-classified share-based compensation, decreased during the nine months ended September 30, 2014 compared to the 2013 period, reflecting the benefit of the overall growth in scale of our operations as marginal increases in cost were spread over higher production volume. Liability-classified share-based compensation is attributable to our PBRSUs, and represents mark-to-market charges associated with the increase in fair value of the 2012 through 2014 PBRSU grants. The increase in the fair value of the PBRSUs is attributable to our common stock performance relative to a defined peer group. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, decreased during the nine months ended September 30, 2014 due primarily to fewer employees receiving grants and the elimination of retirement age-eligible, or grant-date vesting provisions. In 2013, we incurred transaction costs associated with the EF Acquisition, including advisory, legal, due diligence and other professional fees. In 2014, we incurred costs including legal and litigation support fees attributable to our arbitration with MHR with respect to the EF Acquisition transaction. In the nine months ended September 30, 2014, we also incurred certain costs not eligible for capitalization, including post-implementation support and training with respect to our recently completed ERP system replacement. Similar charges incurred during the prior year period include preliminary project analysis and other non-capitalizable costs.
Exploration
The following table sets forth the components of exploration expenses for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Unproved leasehold amortization	$8,387	$14,167	$5,780	41%
Geological and geophysical costs	4,785	2,880	(1,905)	(66)%
Other, primarily delay rentals	823	1,050	227	22%
	$13,995	$18,097	$4,102	23%
Unproved leasehold amortization decreased during the nine months ended September 30, 2014 due primarily to the classification of our unproved property in the Eagle Ford as a “significant leasehold” effective July 1, 2013. Accordingly, our unproved acreage in this region is no longer subject to systematic amortization. Geological and geophysical costs increased due to higher seismic data acquisition costs attributable to our development program in the South Texas region along with an ongoing exploration effort in the 2014 period. Delay rentals decreased as the prior year period included charges attributable to undeveloped acreage acquired in connection with the EF Acquisition.
Depreciation, Depletion and Amortization (DD&A)
The following table sets forth the nature of the DD&A variances for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
DD&A expense	$215,623	$178,355	$(37,268)	(21)%
DD&A rate ($/BOE)	$36.10	$35.80	$(0.30)	(1)%

	Production	Rates	Total
DD&A variance due to:	$(35,478)	$(1,790)	$(37,268)
Higher overall production volumes as well as higher depletion rates associated with oil and NGL production were the primary factors affecting the increase in DD&A expense. Our average DD&A rate increased slightly due to the higher proportion of capitalized finding and development costs attributable to our drilling program in the Eagle Ford.
Impairments
In September 2014, we recognized an oil and gas asset impairment of $6.1 million in connection with an exploration prospect drilled in the Mid-Continent region. In June 2014, we entered into a definitive agreement to sell our Selma Chalk assets in Mississippi. An impairment charge of $117.9 million was recognized in the three months ended June 30, 2014 to write these assets down to fair value. The sale was completed in July 2014.
Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Interest on borrowings and related fees	$69,477	$57,239	$(12,238)	(21)%
Accretion of original issue discount	—	431	431	100%
Amortization of debt issuance costs	3,114	2,415	(699)	(29)%
Capitalized interest	(4,875)	(3,580)	1,295	36%
	$67,716	$56,505	$(11,211)	(20)%
Weighted-average debt outstanding	$1,237,538	$953,038
Weighted average interest rate	7.82%	8.41%

Interest expense increased during the nine months ended September 30, 2014 due primarily to higher weighted-average debt outstanding following the issuance of the 2020 Senior Notes in April 2013 and higher average outstanding borrowings under the Revolver. The increase in interest expense was partially offset by higher capitalized interest resulting from the significant increase in the value of our proved undeveloped and unproved properties following the EF Acquisition and the absence of accretion of original issue discount attributable to the 10.375% Senior Notes due 2016, or the 2016 Senior Notes, which were retired in connection with the tender offer and the redemption in May 2013. The weighted-average interest rate declined during the nine months ended September 30, 2014 due primarily to the replacement of the 2016 Senior Notes with the 2020 Senior Notes as well as borrowings under the Revolver, both of which carry lower interest rates.
Loss on Extinguishment of Debt
In May 2013, we completed the tender offer for, and the redemption of, all of the 2016 Senior Notes. We paid a total of $330.9 million including consent payments and accrued interest and recognized a loss on extinguishment of debt of $29.2 million. The loss on extinguishment of debt included non-cash charges of $10.0 million attributable to the write-off of unamortized debt issuance costs and the remaining debt discount associated with the 2016 Senior Notes.
Derivatives
The following table summarizes the components of our derivatives income (loss) for the periods presented:

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Oil and gas derivatives settled	$(17,836)	$1,625	$(19,461)	NM
Oil and gas derivatives gain (loss)	25,966	(24,833)	50,799	NM
	$8,130	$(23,208)	$31,338	NM
We paid settlements of $16.0 million for crude oil derivatives and $1.8 million for natural gas derivatives during the nine months ended September 30, 2014 and received settlements of $0.6 million from crude oil derivatives and $1.0 million from natural gas derivatives during the nine months ended September 30, 2013.
Other
The increase in other income is substantially attributable to $1.3 million of interest received in connection with the arbitration settlement with MHR.
Income Taxes

	Nine Months Ended
	September 30,		Favorable
	2014	2013	(Unfavorable)	% Change
Income tax benefit	$339	$75,577	$(75,238)	(100)%
Effective tax benefit rate	4.4%	34.9%
We recognized an income tax benefit for the nine months ended September 30, 2014. The annual effective tax rate applied to the nine months ended September 30, 2014 includes federal taxes at the statutory rate of 35%; however, the federal effect is almost entirely offset by state income tax effects, which include a deferred tax benefit associated with an expected decrease in the effective state income tax rate in future periods. The benefit is due primarily to a shift in the source of our expected future state taxable income as a result of the recent sale of all of our properties in Mississippi. Our effective tax rate also reflects the adverse effect of losses incurred in certain jurisdictions for which we may not realize a tax benefit and have therefore recorded a valuation allowance against the related deferred tax asset.
Due to the loss incurred during the nine months ended September 30, 2013, we recognized income tax benefit. The income tax benefit included the effect of a deferred tax asset valuation allowance due primarily to the inability to recognize tax benefits for certain state net operating losses.

Financial Condition
Liquidity
Our primary sources of liquidity include cash on hand, cash from operating activities, borrowings under the Revolver, proceeds from the sales of assets and, when appropriate, proceeds from capital market transactions including the sale of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors.
Our business plan contemplates capital expenditures in excess of our projected cash from operating activities for 2014 and 2015. Subject to the variability of commodity prices and production that impacts our cash from operating activities, anticipated timing of our capital projects and unanticipated expenditures such as acquisitions, we plan to fund our remaining 2014 capital program with cash on hand, cash from operating activities and, if necessary, borrowings under the Revolver. We have no debt maturities until September 2017 when the Revolver matures. We believe that our cash on hand, cash from operating activities and borrowing capacity under the Revolver will be sufficient to meet our debt service, preferred stock dividend and working capital requirements, as well as our anticipated capital expenditures. In view of our depressed share price and to expand our capital allocation options, we will see an amendment to the Revolver to permit us to repurchase our common stock under appropriate circumstances. Based on the level of cash on hand as of September 30, 2014 and our projected production and current plans for capital expenditures in the Eagle Ford, excluding any potential share repurchases, we anticipate that we will not borrow any amounts under the Revolver until some time in the first quarter of 2015.
Capital Resources
In 2014, we anticipate making capital expenditures, excluding acquisitions, of up to approximately $800 million. Based on expenditures to date and forecasted activity for the remainder of 2014, we expect to allocate a substantial portion of our capital expenditures to the Eagle Ford. This allocation includes approximately 80 percent for drilling and completions, 16 percent for leasehold acquisition and four percent for facilities and other projects. The total forecasted activity assumes a drilling program utilizing eight operated drilling rigs in the Eagle Ford. We continually review drilling and other capital expenditure plans and may change the amount we spend, or the allocations, based on available opportunities, industry conditions, cash from operating activities and the overall availability of capital. For a detailed analysis of our historical capital expenditures, see the Cash Flows discussion that follows.
Cash on Hand and Cash From Operating Activities. As of September 30, 2014, we had approximately $124 million of cash on hand which was substantially derived from the proceeds received from asset sales in July 2014. We utilized those proceeds to fully pay down our outstanding borrowings under the Revolver. Accordingly, we anticipate drawing from this cash balance and cash provided from operating activities for the remainder of 2014 to fund our planned capital expenditures, scheduled interest payments on our outstanding senior notes, preferred stock dividends and working capital requirements.
In addition to commodity price volatility, as discussed in detail below, our cash from operating activities is impacted by the timing of our working capital requirements. The most significant component thereof is attributable to the timing of payments made for drilling and completion capital expenditures and the related billing and collection of amounts from our partners. This can be substantial to the extent that we are the operator of lower working interest wells. In certain circumstances, we have and will continue to utilize capital cash calls to mitigate our related working capital burden.
We actively manage the exposure of our revenues to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production, typically through the use of collar, swap and swaption contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices, the magnitude of our capital program and our operating strategy. During the nine months ended September 30, 2014, our commodity derivatives portfolio resulted in $16.0 million of net cash payments related to higher than anticipated prices received for our crude oil production and $1.8 million of net cash payments attributable to higher than anticipated prices received for our natural gas production. As we began to experience in the three months ended September 30, 2014, commodity prices have continued a downward trend. Accordingly, we anticipate that our derivative portfolio will result in receipts from settlements for the next several months.
We have hedged approximately 13,000 barrels of daily crude oil production, or approximately 77 percent of our estimated crude oil production for the remainder of 2014, at a weighted-average floor/swap price of $92.92 per barrel. For 2015, we have hedged approximately 12,000 barrels of daily crude oil production at weighted-average floor/swap prices of $90.20 per barrel. For 2016, we have hedged approximately 3,000 barrels of daily crude oil production at weighted-average floor/swap prices of $90.84 per barrel. We have also hedged 5,000 million British Thermal Units, or MMBtu, of daily natural gas production, or approximately 13 percent of our estimated natural gas production for the remainder of 2014 at a weighted-average floor/swap price of $4.50 per MMBtu. For the first quarter of 2015, we have hedged 5,000 MMBtu of daily natural gas production at a weighted-average floor/swap price of $4.50 per MMBtu.

Revolver Borrowings. The Revolver provides for a $450 million revolving commitment. The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $150 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. Upon the closing of the sale of our Selma Chalk assets in July 2014, the borrowing base was reduced by $37.5 million from $475 million to $437.5 million. In October 2014, the borrowing base was increased to $500 million in connection with the regular semi-annual redetermination. The next semi-annual redetermination is scheduled for May 2015. In addition, the Revolver was amended to clarify the requirements with respect to pro forma treatment of material acquisitions and dispositions for purposes of the leverage ratio covenant under the Revolvert. The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $1.7 million million outstanding as of September 30, 2014. As of September 30, 2014, our available borrowing capacity under the Revolver was $435.8 million.
The following table summarizes our borrowing activity under the Revolver during the periods presented

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended September 30, 2014	$42,446	$130,000	1.8853%
Nine months ended September 30, 2014	$170,802	$407,000	2.2503%
Proceeds from Sales of Assets. In July 2014, we received approximately $147 million and $67 million, net of transaction costs, from the sale of rights to construct an oil gathering system in South Texas and the sale of our Selma Chalk assets in Mississippi, respectively. In January 2014, we sold our natural gas gathering and gas lift assets in South Texas for proceeds of approximately $96 million, net of closing costs and adjustments. We continually evaluate potential sales of non-core assets, including certain oil and gas properties and non-strategic undeveloped acreage, among others.
Capital Market Transactions. From time-to-time and under market conditions that we believe are favorable to us, we consider capital market transactions, including the offering of debt and equity securities. Historically, we have entered into such transactions to facilitate acquisitions and to pursue opportunities to adjust our total capitalization. For a detailed analysis of our historical proceeds from capital markets transactions, including the Series B Preferred Stock and the 2020 Senior Notes, see the Cash Flows discussion that follows.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2014	2013	Variance
Cash flows from operating activities
Operating cash flows, net	$300,744	$226,754	$73,990
Working capital changes (excluding interest and income taxes), net	(35,840)	21,988	(57,828)
Commodity derivative settlements (paid) received, net:
Crude oil	(15,987)	628	(16,615)
Natural gas	(1,849)	997	(2,846)
Interest payments, net of amounts capitalized	(42,903)	(20,671)	(22,232)
Income taxes paid	(100)	—	(100)
Acquisition arbitration, transaction and other costs paid	(589)	(2,396)	1,807
ERP system development costs paid	(1,045)	(319)	(726)
Restructuring and exit costs paid	(1,981)	(2,147)	166
Net cash provided by operating activities	200,450	224,834	(24,384)
Cash flows from investing activities
Acquisition and working capital-related settlements, net	33,712	(401,262)	434,974
Capital expenditures – property and equipment	(545,031)	(356,964)	(188,067)
Proceeds from sales of assets, net	311,913	653	311,260
Net cash used in investing activities	(199,406)	(757,573)	558,167
Cash flows from financing activities
Proceeds from the issuance of preferred stock, net	313,330	—	313,330
Payments made to induce conversion of preferred stock	(4,256)	—	(4,256)
Proceeds from the issuance of senior notes	—	775,000	(775,000)
Retirement of senior notes	—	(319,090)	319,090
Proceeds (repayments) from revolving credit facility borrowings, net	(206,000)	128,000	(334,000)
Debt issuance costs paid	(151)	(25,199)	25,048
Dividends paid on preferred stock	(5,165)	(5,137)	(28)
Other, net	1,414	(164)	1,578
Net cash provided by financing activities	99,172	553,410	(454,238)
Net increase in cash and cash equivalents	$100,216	$20,671	$79,545
Cash Flows From Operating Activities. Crude oil and NGL production with higher operating profit resulted in higher operating cash flows during the nine months ended September 30, 2014 compared to the corresponding period in 2013; however, this increase was offset to some extent by the higher working capital requirements of our expanded drilling program. Specifically, during 2014, we began drilling several wells with lower working interests resulting in significantly larger payments for drilling and completion costs and larger corresponding receivables from our joint interest partners when compared to the prior year period. In addition, our commodity derivatives portfolio generated net payments during the 2014 period as compared to net receipts during the 2013 period due primarily to realized crude oil and natural gas prices exceeding hedged prices. Due primarily to the issuance of the 2020 Senior Notes in 2013 and higher average outstanding borrowings under the Revolver, we had significantly higher interest payments during the 2014 period.
Cash Flows From Investing Activities. Capital expenditures were substantially higher during the nine months ended September 30, 2014 compared to the corresponding period during 2013 due primarily to a higher level of drilling activity and lease acquisitions in the Eagle Ford.
Our capital expenditures during the 2014 period were partially offset by the receipt of net proceeds from the sale of assets, including approximately $147 million from the sale of rights to construct an oil gathering and intermediate transportation system in South Texas in July 2014, approximately $68 million from the sale of our Selma Chalk assets in Mississippi in July 2014 and approximately $96 million from the sale of our natural gas gathering and gas lift assets in South Texas in January 2014. A portion of those proceeds was used to pay down outstanding borrowings under the Revolver. We also received approximately $35 million in August 2014 with respect to the resolution of arbitration matters in connection with the EF Acquisition. Approximately $34 million, net of interest income on the settlement, was classified as an investing activity. Net proceeds from asset sales during the 2013 period were attributable primarily to the assignment of certain properties in West Virginia associated with our 2012 sale of Appalachian natural gas assets that was not completed until January 2013.
The following table sets forth costs related to our capital expenditure program for the periods presented:

	Nine Months Ended
	September 30,
	2014	2013
Oil and gas:
Drilling and completion	$438,150	$314,748
Lease acquisitions and other land-related costs [1]	99,917	29,517
Geological and geophysical (seismic) costs	4,785	2,880
Pipeline, gathering facilities and other equipment	12,634	11,436
	555,486	358,581
Other – Corporate [2]	1,287	2,137
Total capital program costs	$556,773	$360,718
______________________
1 Includes site preparation and other pre-drilling costs.
2 Includes approximately $0.8 million in 2014 and $1.2 million in 2013 for an integrated enterprise-wide information technology platform.
The following table reconciles the total costs of our capital expenditure program with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	September 30,
	2014	2013
Total capital program costs	$556,773	$360,718
Increase in accrued capitalized costs	(12,805)	(5,725)
Less:
Exploration costs charged to operations:
Geological and geophysical (seismic)	(4,785)	(2,880)
Other, primarily delay rentals	(823)	(1,050)
Transfers from tubular inventory and well materials	(35)	(1,126)
Add:
Tubular inventory and well materials purchased in advance of drilling	1,831	3,447
Capitalized interest	4,875	3,580
Total cash paid for capital expenditures	$545,031	$356,964
Cash Flows From Financing Activities. In June 2014, we issued the Series B Preferred Stock for net proceeds of approximately $313 million. Cash flows from financing activities for the nine months ended September 30, 2014 also included net repayments under the Revolver, funded primarily with proceeds from the issuance of Series B Preferred Stock and asset sales, while the 2013 period includes net borrowings under the Revolver, which were used to finance a portion of our capital program. In June and July of 2014, we paid a total of $4.3 million to induce the conversion of approximately 30 percent of the outstanding shares of the Series A Preferred Stock. Both the 2014 and 2013 periods included dividends paid on the Series A Preferred Stock. In April 2013, we issued the 2020 Senior Notes, the proceeds of which were used to fund the EF Acquisition and a portion of the tender offer and the redemption of the 2016 Senior Notes. We incurred and paid costs in the 2014 and 2013 periods associated with amendments to the Revolver in advance of the Series B Preferred Stock and the 2020 Senior Notes offering transactions as well as costs paid in the 2013 period associated with the issuance of the 2020 Senior Notes. We also received proceeds of $1.4 million during the 2014 period from the exercise of stock options.

Capitalization
The following table summarizes our total capitalization as of the dates presented:

	September 30,	December 31,
	2014	2013
Revolving credit facility	$—	$206,000
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	775,000
Total debt	1,075,000	1,281,000
Shareholders' equity [1]	1,098,667	788,804
	$2,173,667	$2,069,804
Debt as a % of total capitalization	49%	62%
_____________________
1 Includes 7,945 and 11,500 shares of the Series A Preferred Stock as of September 30, 2014 and December 31, 2013, respectively, and 32,500 shares of the Series B Preferred Stock as of September 30, 2014. Both series of preferred stock have a liquidation preference of $10,000 per share representing a total of $404 million and $115 million as of September 30, 2014 and December 31, 2013, respectively.
Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, plus, in each case, an applicable margin (ranging from 0.500% to 1.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of September 30, 2014, the actual interest rate applicable to the Revolver was 1.6875% which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 1.50%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of September 30, 2014, commitment fees were being charged at a rate of 0.375%.
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
Each share of the Series A Preferred Stock is convertible, at the option of the holder, into a number of shares of our common stock equal to the liquidation preference of $10,000 divided by the conversion price, which is initially $6.00 per share and is subject to specified anti-dilution adjustments. The initial conversion rate is equal to 1,666.67 shares of our common stock for each share of the Series A Preferred Stock. The initial conversion price represents a premium of 20 percent relative to the October 2012 common stock offering price of $5.00 per share. The Series A Preferred Stock is not redeemable for cash by us or the holders at any time. At any time on or after October 15, 2017, we may, at our option, cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of our common stock at the then-applicable conversion price if the closing sale price of our common stock exceeds 130% of the then-applicable conversion price for a specified period prior to conversion. If a holder elects to convert shares of the Series A Preferred Stock upon the occurrence of certain specified fundamental changes, we may be obligated to deliver an additional number of shares above the applicable conversion rate to compensate the holder for lost option value. During the nine months ended September 30, 2014, a total of 3,555 shares, or 355,482 depositary shares, of the Series A Preferred Stock were converted into 5.9 million shares of common stock.

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
Covenant Compliance. The Revolver and the indentures governing our senior notes require us to maintain certain financial and non-financial covenants. These covenants impose limitations on our ability to pay dividends as well as our ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, or enter into a merger or sale of our assets, including the sale or transfer of interests in our subsidiaries, among other requirements. As of September 30, 2014 and through the date upon which our Condensed Consolidated Financial Statements were issued, we were in compliance with these covenants.
In the event that we would be in default of a covenant under the Revolver, we could request a waiver of the covenant from our bank group. Should the banks deny our request to waive the covenant requirement, any outstanding borrowings under the Revolver would become payable on demand and would be reclassified as a component of current liabilities on our Condensed Consolidated Balance Sheets.
The Revolver requires us to maintain certain financial covenants as follows:

•
Total debt to EBITDAX, each as defined in the Revolver, for any four consecutive quarters may not exceed 4.25 to 1.0 for periods through December 31, 2014 and 4.0 to 1.0 for periods through maturity in 2017. EBITDAX, which is a non-GAAP measure, generally means net income plus interest expense, taxes, depreciation, depletion and amortization expenses, exploration expenses, impairments and other non-cash charges or losses.

•
The current ratio, as of the last day of any quarter, may not be less than 1.0 to 1.0. The current ratio is generally defined as current assets to current liabilities. Current assets and current liabilities attributable to derivative instruments are excluded. In addition, current assets include the amount of any unused commitment under the Revolver.

The indentures governing our senior notes include an incurrence test which is determined by an interest coverage ratio, as defined in the indentures. The interest coverage ratio may not be less than 2.25 times consolidated EBITDAX, a non-GAAP measure.
As of September 30, 2014 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with these financial covenants. The following table summarizes the actual results of our financial covenant compliance under the Revolver as of and for the period ended September 30, 2014:

	Required	Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	< 4.25 to 1	2.6 to 1
Current ratio	> 1.00 to 1	2.8 to 1
Interest coverage	> 2.25 to 1	3.7 to 1

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
Interest Rate Risk
Our interest rate risk is attributable to our borrowings under the Revolver, which is our only long-term debt instrument with variable interest rates. As of September 30, 2014, however, we had no borrowings under the Revolver.
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
As of September 30, 2014, our commodity derivative portfolio was in a net asset position. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions, and are substantially concentrated with two of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.
During the nine months ended September 30, 2014, we reported net commodity derivative gains of $8.1 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table sets forth our commodity derivative positions as of September 30, 2014:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2014	Collars	2,000	$90.00	$94.33	$264	$—
First quarter 2015	Collars	4,000	$87.50	$94.66	649	—
Second quarter 2015	Collars	4,000	$87.50	$94.66	947	—
Third quarter 2015	Collars	3,000	$86.67	$94.73	770	—
Fourth quarter 2015	Collars	3,000	$86.67	$94.73	838	—
Fourth quarter 2014	Swaps	11,000	$93.45		3,301	40
First quarter 2015	Swaps	9,000	$91.81		2,197	—
Second quarter 2015	Swaps	9,000	$91.81		2,835	—
Third quarter 2015	Swaps	8,000	$91.06		2,352	—
Fourth quarter 2015	Swaps	8,000	$91.06		2,432	—
First quarter 2016	Swaps	3,000	$90.84		1,176	—
First quarter 2016	Swaps	3,000	$90.84		1,284	—
First quarter 2016	Swaps	3,000	$90.84		1,395	—
First quarter 2016	Swaps	3,000	$90.84		1,447	—
First quarter 2015	Swaptions	1,000	$88.00		—	252
Second quarter 2015	Swaptions	1,000	$88.00		—	251
Third quarter 2015	Swaptions	1,000	$88.00		—	251
Fourth quarter 2015	Swaptions	1,000	$88.00		—	251

Natural Gas:		(in MMBtu)	($/MMBtu)
Fourth quarter 2014	Swaps	5,000	$4.50		185	—
First quarter 2015	Swaps	5,000	$4.50		129	—
Settlements to be received in subsequent period					52	—
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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives	$(65.2)	$61.8
Effect on the fair value of natural gas derivatives	$(0.8)	$0.8

Effect on the remainder of 2014 operating income, excluding crude oil derivatives	$12.9	$(12.9)
Effect on the remainder of 2014 operating income, excluding natural gas derivatives	$2.9	$(2.9)

Item 4    Controls and Procedures
(a) Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2014, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

Commencing December 2013, we were involved in arbitration with MHR, the seller in the EF Acquisition. The arbitration related to disputes we had with MHR regarding contractual adjustments to the purchase price for the EF Acquisition and suspense funds that we believed MHR was obligated to transfer to us. In July 2014, we received the arbitrator’s determination, which required MHR to pay us a total of $35.1 million including purchase price adjustments, revenue suspense funds due to partners and royalty owners and interest ($1.3 million) on the funds since the date of acquisition. Payment of the arbitration settlement was made by MHR in August 2014.

Item 6	Exhibits

(10.1)	Construction and Field Gathering Agreement dated July 30, 2014 by and between Penn Virginia Oil & Gas, L.P. and Republic Midstream, LLC.

(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends Calculation.

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

October 29, 2014	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)