Form 10-K/A
period 2014-12-31
PENN VIRGINIA CORP
filed 2015-07-15
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-K/A
(Amendment No. 1)
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
As of July 14, 2015, 71,676,606 shares of common stock of the registrant were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE - NONE

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
ANNUAL REPORT (Amendment) ON FORM 10-K/A
 For the Fiscal Year Ended December 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K of Penn Virginia Corporation (the “Company”) for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on February 25, 2015 (the “Original 10-K”), is being filed for the purpose of amending certain disclosures, and providing further disclosures, regarding the Company's proved undeveloped reserves as set forth on page 22 of the Original 10-K and the effect of commodity price changes on the Company's proved reserves as set forth on page 30 of the Original 10-K.
This Form 10-K/A includes Item 2 of Part I, Item 7 of Part II and Item 15 of Part IV. This Form 10-K/A also includes a currently dated consent of the Company’s independent petroleum engineers, as well as CEO and CFO certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraph 3 of the CEO and CFO certifications has been revised to omit the reference to financial statements and paragraphs 4 and 5 of the CEO and CFO certifications have been omitted.
Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

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

Glossary of Certain Industry Terminology

The following abbreviations, terms and definitions are commonly used in the oil and gas industry and are used within this Annual Report on Form 10-K/A.
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

Proved Undeveloped Reserves
The proved undeveloped reserves included in our reserve estimates relate to wells that are forecasted to be drilled within five years of the initial booking of such reserves. The following table sets forth the changes in our proved undeveloped reserves during the year ended December 31, 2014:

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
In 2014, our proved undeveloped reserves decreased by 12.4 MMBOE. Proved undeveloped reserves were revised downward from previous estimates by 24.5 MMBOE, consisting of 19.1 MMBOE in the Cotton Valley and Haynesville Shale in East Texas, 1.6 MMBOE in the Granite Wash in the Mid-Continent and 3.8 MMBOE in the Eagle Ford in South Texas. The East Texas revisions resulted from us removing predomininantly natural gas reserves associated with locations the we determined would likely not be drilled during a five-year period from initial booking because of the continued depression of natural gas prices and the better economic returns in the Eagle Ford. The Granite Wash revisions resulted from the operator of our non-operated acreage deciding to defer the drilling of several non-operated locations. We eliminated the reserves associated with those locations when we determined that the rescheduled drilling dates were beyond five years from initial booking. The Eagle Ford revisions resulted from our determination that the reserves associated with those locations would be captured by existing producing wells.
Extensions, discoveries and other additions of 28.0 MMBOE were attributable to our activities in the Eagle Ford.
We sold our Selma Chalk assets in Mississippi resulting in a decrease of 4.4 MMBOE of proved undeveloped reserves.
We also converted 11.5 MMBOE from proved undeveloped to proved developed reserves in the Eagle Ford. During 2014, we incurred capital expenditures of approximately $381 million in connection with the conversion of proved undeveloped reserves to proved developed reserves. Several factors impacted the rate at which proved undeveloped reserves were converted to developed status. Our Eagle Ford Shale development plan was significantly affected by the dramatic drop in oil prices in the second half of 2014. As we continued to develop and become more knowledgeable about our Eagle Ford Shale acreage up to and through 2014, we also changed our development plan so that we could concentrate our limited capital on our highest economic return locations. This resulted in in the deferral of our planned development of certain proved undeveloped reserves. Our conversion rate was also affected by the decision of the operator of several non-operated locations in teh Granite Wash in the Mid-Continent to defer drilling of those locations initially scheduled for 2014.
The following table sets forth the total proved undeveloped reserves as of December 31, 2014 by region:

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

Part II

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
A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio, assuming no other changes in our development plans. At year-end NYMEX calendar year forward contract strip prices, the present value (discounted at 10% per annum) of estimated future net revenues of our proved reserves would be approximately 63% smaller and total proved reserve equivalent volumes would be approximately 24% smaller compared to the results obtained using SEC-mandated 2014 beginning of teh month average prices held constant, as is required for the estimation of proved reserves and the calculation of the related standardized measure of discounted future net cash flows.
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
Our total capital expenditures for 2015 are anticipated to be up to approximately $345 million, of which 90 percent has been allocated to drilling and completion activities. We intend to operate three to four drilling rigs in the Eagle Ford during

2015. We expect to drill and complete approximately 64 gross wells in the Eagle Ford in 2015 including 24 gross wells in the Upper Eagle Ford. We anticipate our 2015 drilling and completion costs to decrease from 2014 levels as a result of: (i) a decrease in the number of frac stages per well due to an increase in the distance between stages, (ii) a reduction in the amount of proppant per stage, (iii) renegotiated service sector costs and (iv) an ongoing improvement in operational execution of the drilling and completion program. In the event that commodity prices continue to decline, or if prices remain depressed for an extended period beyond 2015, we may be required to further reduce that magnitude of our drilling program.
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

Part IV

Item 15	Exhibit and Financial Statement Schedules

(1)
Financial Statements — The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 50 of the Annual Report on Form 10-K (previously filed as Exhibit 1 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(2.1)
Purchase and Sale Agreement, dated May 30, 2014, by and between Penn Virginia Oil & Gas Corporation and KKR Management Holdings L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 2, 2014).

(3.1)	Restated Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on July 30, 2013).

(3.1.1)
Articles of Amendment of the Restated Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 16, 2014).

(3.2)	Amended and Restated Bylaws of Penn Virginia Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 16, 2014).

(4.1)
Senior Indenture dated June 15, 2009 among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 16, 2009).

(4.1.1)
First Supplemental Indenture relating to the 10.375% Senior Notes due 2016, dated June 15, 2009, among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K/A (File No. 001-13283) filed on June 18, 2009).

(4.1.2)
Second Supplemental Indenture relating to the 10.375% Senior Notes due 2016, dated April 4, 2011, among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 5, 2011).

(4.1.3)
Third Supplemental Indenture relating to the 7.25% Senior Notes due 2019, dated April 13, 2011, among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 14, 2011).

(4.1.4)	Form of Note for 7.25% Senior Notes due 2019 (incorporated by reference to Annex A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 14, 2011).

(4.1.5)
Fourth Supplemental Indenture relating to the 8.500% Senior Notes due 2020, dated April 24, 2013, among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 29, 2013).

(4.1.6)
Form of 8.500% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 contained in Exhibit 1 to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 29, 2013).

(4.1.7)
Fifth Supplemental Indenture relating to the 10.375% Senior Notes due 2016, dated April 24, 2013, among Penn Virginia Corporation, as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 29, 2013).

(4.2)
Deposit Agreement, dated October 17, 2012, among Penn Virginia Corporation, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary shares described therein (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on October 17, 2012).

(4.2.1)
Form of depositary receipt representing the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on October 17, 2012).

(4.3)
Deposit Agreement, dated June 16, 2014, among Penn Virginia Corporation, American Stock Transfer & Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 16, 2014).

(4.3.1)
Form of depositary receipt representing the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 16, 2014).

(10.1)
Credit Agreement dated as of September 28, 2012 among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on October 2, 2012).

(10.1.1)
Waiver and First Amendment to Credit Agreement dated as of April 2, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 3, 2013).

(10.1.2)
Waiver and Second Amendment to Credit Agreement dated as of April 2, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on April 11, 2013).

(10.1.3)
Assignment and Third Amendment to Credit Agreement dated as of May 20, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 3, 2013).

(10.1.4)
Assignment and Fourth Amendment to Credit Agreement dated as of October 28, 2013 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on October 30, 2013).

(10.1.5)
Fifth Amendment and Borrowing Base Redetermination dated as of May 12, 2014 among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on May 15, 2014).

(10.1.6)
Sixth Amendment to Credit Agreement dated as of June 16, 2014 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on June 16, 2014).

(10.1.7)
Seventh Amendment and Borrowing Base Redetermination dated as of October 23, 2014 among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on October 27, 2014).

(10.1.8)
Eighth Amendment to Credit Agreement dated as of November 7, 2014 by and among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on November 12, 2014).

(10.2)	Penn Virginia Corporation Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on October 29, 2007).*

(10.2.1)
Amendment 2009-1 to the Penn Virginia Corporation Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.4.1 to Registrant’s Annual Report on Form 10-K (File No. 001-13283) filed on February 27, 2012).*

(10.3)
Penn Virginia Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on October 29, 2007).*

(10.3.1)
Amendment One to the Penn Virginia Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on May 6, 2011).*

(10.4)
Penn Virginia Corporation Fifth Amended and Restated 1995 Directors’ Compensation Plan (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K (File No. 001-13283) filed on February 29, 2008). *

(10.4.1)
Form of Agreement for Deferred Common Stock Unit Grants under the Penn Virginia Corporation Fifth Amended and Restated 1995 Directors’ Compensation Plan (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K (File No. 001-13283) filed on February 29, 2008).*

(10.5)
Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on May 3, 2013).*

(10.5.1)
Form of Agreement for Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on May 3, 2013).*

(10.5.2)
Form of Agreement for Performance Based Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on May 3, 2013).*

(10.5.3)
Form of Agreement for Stock Option Grants under the Penn Virginia Corporation Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on May 3, 2013).*

(10.5.4)
Form of Agreement for Deferred Common Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on July 30, 2013).*

(10.5.5)
2014 Form of Agreement for Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (previously filed as Exhibit 10.5.5 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).*

(10.5.6)
2014 Form of Agreement for Performance Based Restricted Stock Unit Awards under the Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Incentive Plan (previously filed as Exhibit 10.5.6 to the Annual Report on Form 10-K(File No. 001-13283) originally filed on February 25, 2015).*

(10.5.7)
2014 Form of Agreement for Stock Option Grants under the Penn Virginia Corporation Amended and Restated 2013 Long-Term Incentive Plan (previously filed as Exhibit 10.5.7 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).*

(10.6)
Amended and Restated Executive Change of Control Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and H. Baird Whitehead (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on December 21, 2012).*

(10.7)
Amended and Restated Executive Change of Control Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and Nancy M. Snyder (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on December 21, 2012).*

(10.8)
Amended and Restated Executive Change of Control Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and Steven A. Hartman (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on December 21, 2012).*

(10.9)
Executive Change of Control Severance Agreement dated January 29, 2013 between Penn Virginia Corporation and John A. Brooks (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on February 1, 2013). *

(10.10)
Amended and Restated Change of Location Severance Agreement dated December 20, 2012 between Penn Virginia Corporation and Nancy M. Snyder (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 001-13283) filed on December 21, 2012).*

(10.11)
Penn Virginia Corporation Amended and Restated Annual Incentive Cash Bonus and Long-Term Equity Compensation Guidelines (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A (File No. 001-13283) filed on February 19, 2014).*

(10.12)
Purchase and Sale Agreement dated December 13, 2013, by and among Penn Virginia Oil & Gas, L.P., Ted Collins, Jr., Plein Sud Holdings, LLC as sellers and HPIP LaVaca, LLC as buyer (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K (previously filed as an exhibit to the Annual Report on Form 10-K (File No. 001-13283) filed on February 24, 2014).

(10.13)
Construction and Field Gathering Agreement dated July 30, 2014 by and between Penn Virginia Oil & Gas, L.P. and Republic Midstream, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13283)filed on October 29, 2014).

(12.1)
Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends Calculation (previously filed as Exhibit 12.1 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(21.1)	Subsidiaries of Penn Virginia Corporation (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(23.1)	Consent of Wright & Company, Inc. (filed herewith).

(31.1)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(31.2)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(31.3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.4)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(previously filed as Exhibit 32.1 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(32.2)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(previously filed as Exhibit 32.2 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(99.1)
Report of Wright & Company, Inc. dated January 9, 2015 concerning evaluation of oil and gas reserves (previously filed as Exhibit 99.1 to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(101.INS)	XBRL Instance Document (previously filed as Exhibit 101.INS to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(101.SCH)	XBRL Taxonomy Extension Schema Document (previously filed as Exhibit 101.SCH to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed as Exhibit 101.CAL to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document (previously filed as Exhibit 101.DEF to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document (previously filed as Exhibit 101.LAB to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed as Exhibit 101.PRE to the Annual Report on Form 10-K (File No. 001-13283) originally filed on February 25, 2015).

_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

July 15, 2015	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)