Form 10-Q
period 2015-06-30
PENN VIRGINIA CORP
filed 2015-07-29
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 As of July 24, 2015, 71,676,606 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended June 30, 2015

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Crude oil	$70,672	$112,090	$129,840	$217,666
Natural gas liquids (NGLs)	5,191	8,037	10,587	17,410
Natural gas	7,260	16,302	15,831	34,505
Gain (loss) on sales of property and equipment, net	66	(51)	(25)	56,775
Other, net	427	2,983	1,910	2,870
Total revenues	83,616	139,361	158,143	329,226
Operating expenses
Lease operating	10,907	12,001	22,476	22,117
Gathering, processing and transportation	6,383	3,928	13,881	7,177
Production and ad valorem taxes	4,967	7,510	9,656	14,815
General and administrative	11,479	14,840	23,449	31,528
Exploration	4,362	3,373	10,249	12,009
Depreciation, depletion and amortization	85,416	71,437	176,206	143,624
Impairments	1,084	117,908	1,084	117,908
Total operating expenses	124,598	230,997	257,001	349,178
Operating loss	(40,982)	(91,636)	(98,858)	(19,952)
Other income (expense)
Interest expense	(23,023)	(23,229)	(45,036)	(45,763)
Derivatives	(15,495)	(42,665)	7,372	(58,327)
Other	(540)	30	(542)	31
Loss before income taxes	(80,040)	(157,500)	(137,064)	(124,011)
Income tax (expense) benefit	(89)	56,716	(230)	42,452
Net loss	(80,129)	(100,784)	(137,294)	(81,559)
Preferred stock dividends	(6,067)	(1,718)	(12,134)	(3,440)
Induced conversion of preferred stock	—	(3,368)	—	(3,368)
Net loss attributable to common shareholders	$(86,196)	$(105,870)	$(149,428)	$(88,367)
Net loss per share:
Basic	$(1.19)	$(1.59)	$(2.07)	$(1.34)
Diluted	$(1.19)	$(1.59)	$(2.07)	$(1.34)

Weighted average shares outstanding – basic	72,398	66,514	72,330	66,065
Weighted average shares outstanding – diluted	72,398	66,514	72,330	66,065

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(80,129)	$(100,784)	$(137,294)	$(81,559)
Other comprehensive income (loss):
Change in pension and postretirement obligations, net of tax of $(5) and $(11) in 2015 and $13 and $26 in 2014	(10)	24	(21)	49
	(10)	24	(21)	49
Comprehensive loss	$(80,139)	$(100,760)	$(137,315)	$(81,510)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	As of
	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$4,441	$6,252
Accounts receivable, net of allowance for doubtful accounts	104,636	189,627
Derivative assets	80,372	128,981
Deferred income taxes	—	53
Other current assets	8,381	10,114
Total current assets	197,830	335,027
Property and equipment, net (successful efforts method)	1,888,892	1,825,098
Derivative assets	19,546	35,897
Other assets	6,322	5,841
Total assets	$2,112,590	$2,201,863

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$197,889	$312,227
Derivative liabilities	—	—
Total current liabilities	197,889	312,227
Other liabilities	117,582	123,886
Deferred income taxes	4,838	4,504
Long-term debt, net of unamortized issuance costs	1,264,363	1,085,429

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock of $100 par value – 100,000 shares authorized; Series A – 7,945 shares issued as of June 30, 2015 and December 31, 2014 and Series B – 32,500 shares issued as of June 30, 2015 and December 31, 2014, each with a redemption value of $10,000 per share	4,044	4,044
Common stock of $0.01 par value – 228,000,000 shares authorized; 71,676,606 and 71,568,936 shares issued as of June 30, 2015 and December 31, 2014, respectively	530	529
Paid-in capital	1,207,854	1,206,305
Accumulated deficit	(684,604)	(535,176)
Deferred compensation obligation	3,354	3,211
Accumulated other comprehensive income	228	249
Treasury stock – 293,426 and 262,070 shares of common stock, at cost, as of June 30, 2015 and December 31, 2014, respectively	(3,488)	(3,345)
Total shareholders’ equity	527,918	675,817
Total liabilities and shareholders’ equity	$2,112,590	$2,201,863

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(137,294)	$(81,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	176,206	143,624
Impairments	1,084	117,908
Accretion of firm transportation obligation	445	584
Derivative contracts:
Net (gains) losses	(7,372)	58,327
Cash settlements, net	72,332	(10,279)
Deferred income tax expense (benefit)	230	(42,452)
Loss (gain) on sales of assets, net	25	(56,775)
Non-cash exploration expense	4,005	6,579
Non-cash interest expense	2,280	2,051
Share-based compensation (equity-classified)	2,106	1,651
Other, net	3	281
Changes in operating assets and liabilities, net	(15,769)	(40,747)
Net cash provided by operating activities	98,281	99,193

Cash flows from investing activities
Capital expenditures – property and equipment	(263,993)	(350,580)
Proceeds from sales of assets, net	(221)	96,632
Net cash used in investing activities	(264,214)	(253,948)

Cash flows from financing activities
Proceeds from the issuance of preferred stock, net	—	313,646
Payments made to induce conversion of preferred stock	—	(3,368)
Proceeds from revolving credit facility borrowings	197,000	302,000
Repayment of revolving credit facility borrowings	(20,000)	(453,000)
Debt issuance costs paid	(744)	(151)
Dividends paid on preferred stock	(12,134)	(3,836)
Other, net	—	1,085
Net cash provided by financing activities	164,122	156,376
Net (decrease) increase in cash and cash equivalents	(1,811)	1,621
Cash and cash equivalents – beginning of period	6,252	23,474
Cash and cash equivalents – end of period	$4,441	$25,095

Supplemental disclosures:
Cash paid for:
Interest	$46,041	$47,034
Income taxes	$7	$100
Non-cash investing activities:
Changes in accrued liabilities related to capital expenditures	$(20,570)	$(858)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended June 30, 2015
(in thousands, except per share amounts)

1.	Organization
Penn Virginia Corporation (together with its consolidated subsidiaries unless the context otherwise requires, “Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged in the onshore exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas. Our current operations consist primarily of drilling unconventional horizontal development wells in the Eagle Ford Shale in South Texas. We also have operations in the Oklahoma, primarily the Granite Wash, and the Haynesville Shale and Cotton Valley in East Texas.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain amounts for the 2014 period have been reclassified to conform to the current year presentation.
Effective January 2015, we adopted the provisions of ASU No. 2015–03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015–03”) on a retrospective basis. ASU 2015–03 requires that debt issuance costs be presented as a direct reduction to the face amount of the underlying debt instruments to which they are attributable. Accordingly, we have presented the debt issuance costs, net of amortization, associated with our outstanding senior notes, which were formerly presented as a component of Other assets, as a reduction to Long-term debt (see Note 7) for all periods presented. Issuance costs associated with our revolving credit facility (the “Revolver”) continue to be presented, net of amortization, as a component of Other assets (see Note 10).
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
Management has evaluated all activities of the Company through the date upon which our Condensed Consolidated Financial Statements were issued and concluded that, except for the pending sale of our East Texas assets (see Note 3), no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

3.	Divestitures
In July 2015, we entered into an agreement to sell our East Texas assets for gross cash proceeds of $75 million. The sale is expected to close by the end of August 2015 and is subject to customary purchase price adjustments and other customary closing conditions. The effective date of the sale is May 1, 2015.
In January 2014, we sold our natural gas gathering and gas lift assets in South Texas to American Midstream Partners, LP (“AMID”) for proceeds of approximately $96 million, net of transaction costs. Concurrent with the sale, we entered into a long-term agreement with AMID to provide us natural gas gathering, compression and gas lift services for a substantial portion of our current and future South Texas natural gas production. We realized a gain of $67.3 million, of which $56.7 million was recognized upon the closing of the transaction and the remaining $10.6 million was deferred and is being recognized over a twenty-five year period. We amortized $0.2 million of the deferred gain during each of the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, $0.4 million of the remaining deferred gain is included as a component of Accounts payable and accrued expenses and $9.6 million, representing the noncurrent portion, is included as a component of Other liabilities on our Condensed Consolidated Balance Sheets.

In July 2014, we sold the rights to construct a crude oil gathering and intermediate transportation system in South Texas to Republic Midstream, LLC (“Republic”) for proceeds of approximately $147 million, net of transaction costs. Concurrent with the sale, we entered into long-term agreements with Republic to provide us gathering and intermediate transportation services for a substantial portion of our future South Texas crude oil and condensate production. We realized a gain of $147.1 million, of which $63.0 million was recognized upon the closing of the transaction and the remaining $84.1 million was deferred and will be recognized over a twenty-five year period beginning after the system has been constructed and is operational, currently expected to be in the fourth quarter of 2015. As of June 30, 2015, $2.6 million of the deferred gain is included as a component of Accounts payable and accrued expenses and $81.5 million, representing the noncurrent portion, is included as a component of Other liabilities on our Condensed Consolidated Balance Sheets.

4.       Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	As of
	June 30,	December 31,
	2015	2014
Customers	$59,906	$62,650
Joint interest partners	39,412	120,708
Other	5,873	6,549
	105,191	189,907
Less: Allowance for doubtful accounts	(555)	(280)
	$104,636	$189,627

For the six months ended June 30, 2015, three customers accounted for $96.7 million, or approximately 62%, of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2015 were $41.2 million, $36.1 million and $19.4 million, or 26%, 23% and 13% of the consolidated total, respectively. As of June 30, 2015, $30.2 million, or approximately 50% of our consolidated accounts receivable from customers was related to these customers. For the six months ended June 30, 2014, four customers accounted for $148.8 million, or approximately 55% of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2014 were $48.4 million, $35.5 million, $34.0 million and $30.9 million, or approximately 18%, 13%, 13% and 11% of the consolidated total, respectively. As of December 31, 2014, $36.1 million, or approximately 58% of our consolidated accounts receivable from customers, was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

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

The following table sets forth our commodity derivative positions as of June 30, 2015:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2015 [1]	Collars	3,000	$86.67	$94.73	$5,484	$—
Fourth quarter 2015 [1]	Collars	3,000	$86.67	$94.73	5,186	—
Third quarter 2015 [1]	Swaps	8,000	$91.06		20,056	—
Fourth quarter 2015 [1]	Swaps	8,000	$91.06		19,238	—
First quarter 2016	Swaps	6,000	$80.41		10,273	—
Second quarter 2016	Swaps	6,000	$80.41		10,011	—
Third quarter 2016	Swaps	6,000	$80.41		9,911	—
Fourth quarter 2016	Swaps	6,000	$80.41		9,635	—
Settlements to be received in subsequent period					10,125	—
_______________________
1 Certain crude oil derivative transactions include put options we sold. All of the put options carry a $70.00 strike price. If the price of WTI Crude Oil settles below $70.00 per barrel for any given measurement period, the cash received by us on the derivative settlement will be limited to the difference between the Floor/Swap price and the $70.00 put option strike price. The sum of the notional volumes attached to the put options is 5,000 barrels per day for the third and fourth quarters of 2015.
Financial Statement Impact of Derivatives
The impact of our derivatives activities on income is included in the Derivatives caption on our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash settlements and gains (losses):
Cash (paid) received for:
Commodity contract settlements	$34,840	$(7,222)	$72,332	$(10,279)
Losses attributable to:
Commodity contracts	(50,335)	(35,443)	(64,960)	(48,048)
	$(15,495)	$(42,665)	$7,372	$(58,327)
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
The following table summarizes the fair values of our derivative instruments, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

		Fair Values as of
		June 30, 2015		December 31, 2014
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$80,372	$—	$128,981	$—
Commodity contracts	Derivative assets/liabilities – noncurrent	19,546	—	35,897	—
		$99,918	$—	$164,878	$—
As of June 30, 2015, we reported a commodity derivative asset of $99.9 million. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions, and are substantially concentrated with four of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	As of
	June 30,	December 31,
	2015	2014
Oil and gas properties:
Proved	$3,625,962	$3,390,482
Unproved	128,317	125,676
Total oil and gas properties	3,754,279	3,516,158
Other property and equipment	76,719	75,073
Total properties and equipment	3,830,998	3,591,231
Accumulated depreciation, depletion and amortization	(1,942,106)	(1,766,133)
	$1,888,892	$1,825,098

7.	Long-Term Debt
The following table summarizes our long-term debt as of the dates presented giving effect to the adoption of ASU 2015–03:

	As of
	June 30, 2015		December 31, 2014
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Revolving credit facility [1]	$212,000		$35,000
Senior notes due 2019	300,000	$3,721	300,000	$4,131
Senior notes due 2020	775,000	18,916	775,000	20,440
Totals	1,287,000	$22,637	1,110,000	$24,571
Long-term debt, net of unamortized issuance costs	$1,264,363		$1,085,429
_______________________
1 Issuance costs attributable to the Revolver, which represent costs attributable to the access to credit over the Revolver’s contractual term, are presented as a component of Other assets (see Note 10).
Revolving Credit Facility
The Revolver provides for a revolving commitment and borrowing base of $425 million. The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $175 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The next semi-annual redetermination is scheduled for November 2015 although we expect the borrowing base to be reduced by approximately $30 million prior to the redetermination upon the closing of the sale of our East Texas assets. The Revolver allows for the administrative agent to replace any lender who fails to approve a borrowing base increase approved by lenders representing two-thirds of the aggregate commitment. The Revolver is available to us for general purposes, including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $1.8 million outstanding as of June 30, 2015. As of June 30, 2015, our available borrowing capacity under the Revolver was $211.2 million.
Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, plus, in each case, an applicable margin (ranging from 0.500% to 1.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of June 30, 2015, the actual interest rate on the outstanding borrowings under the Revolver was 2.1875%, which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 2.00%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of June 30, 2015, commitment fees were being charged at a rate of 0.500%.

The Revolver is guaranteed by Penn Virginia and all of our material subsidiaries (the “Guarantor Subsidiaries”). The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.
The Revolver includes current ratio, leverage ratio and credit exposure financial covenants. Under the current ratio covenant, the ratio of current assets to current liabilities as of the last day of any fiscal quarter may not be less than 1.0 to 1.0. Current assets and current liabilities attributable to derivative instruments are excluded. In addition, current assets include the amount of any unused commitment under the Revolver. Under the leverage ratio covenant, the ratio of total debt to EBITDAX, for any four consecutive quarters may not exceed 4.75 to 1.0 through March 31, 2016; 5.25 to 1.0 through June 30, 2016; 5.50 to 1.0 through December 31, 2016; 4.50 to 1.0 through March 31, 2017; and 4.0 to 1.0 through maturity in September 2017. Furthermore, we are precluded from the payment of cash dividends on our outstanding convertible preferred stock if the leverage ratio for the preceding four quarters exceeds 5.0 to 1.0. Under the credit exposure covenant, the ratio of credit exposure to EBITDAX, for any four consecutive quarters ending on or prior to March 31, 2017 may not exceed 2.75 to 1.0. Credit exposure consists of all outstanding borrowings under the Revolver plus any outstanding letters of credit.
2019 Senior Notes
Our 7.25% Senior Notes due 2019 (the “2019 Senior Notes”), which were issued at par in April 2011, bear interest at an annual rate of 7.25% and are payable on April 15 and October 15 of each year. We may redeem all or part of the 2019 Senior Notes at a redemption price of 103.625% of the principal amount and reducing to 100% in June 2017 and thereafter. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are subordinated to our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.
2020 Senior Notes
Our 8.50% 2020 Senior Notes due 2020 (the “2020 Senior Notes”), which were issued at par in April 2013, bear interest at an annual rate of 8.50% and are payable on May 1 and November 1 of each year. Beginning in May 2017, we may redeem all or part of the 2020 Senior Notes at a redemption price of 104.250% of the principal amount and reducing to 100% in May 2019 and thereafter. The 2020 Senior Notes are senior to our existing and future subordinated indebtedness and are subordinated to our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.
Guarantees
The guarantees under the Revolver and the 2019 Senior Notes and 2020 Senior Notes are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. The parent company and its non-guarantor subsidiaries have no material independent assets or operations. There are no significant restrictions on the ability of the parent company to obtain funds from the Guarantor Subsidiaries through dividends, advances or loans.

8.	Income Taxes
Due to the pre-tax operating loss incurred, we recognized a federal income tax benefit for the three and six months ended June 30, 2015 at the statutory rate of 35%; however, the federal tax benefit was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of recent cumulative losses. The income tax provision also includes a minimal deferred state income tax expense resulting in a combined effective tax rate of 0.2% for the six months ended June 30, 2015. The significant difference between our combined federal and state statutory rate of 35.7% and our estimated effective tax of 0.2% is due primarily to the valuation allowance placed against our deferred tax assets.
We recognized an income tax benefit for six months ended June 30, 2014 at an effective rate of 34.2% which reflects the adverse effects of losses incurred in jurisdictions for which we may not realize a tax benefit and therefore recorded a valuation allowance against the related deferred tax assets.

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

The following table reconciles the obligation as of the dates presented:

	As of
	June 30,	December 31,
	2015	2014
Balance at beginning of period	$14,790	$15,993
Accretion	445	1,301
Cash payments, net	(1,089)	(2,504)
Balance at end of period	$14,146	$14,790
The accretion of the obligation, net of any recoveries from periodic sales of our contractual capacity, is charged as an offset to Other revenue. As of June 30, 2015, $2.8 million of the obligation is classified as current and is included in the Accounts payable and accrued liabilities caption while the remaining $11.4 million is classified as noncurrent and is included in the Other liabilities caption on our Condensed Consolidated Balance Sheets.

10.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	As of
	June 30,	December 31,
	2015	2014
Other current assets:
Tubular inventory and well materials [1]	$4,452	$5,802
Prepaid expenses	3,825	4,215
Other	104	97
	$8,381	$10,114
Other assets:
Assets of supplemental employee retirement plan (“SERP”)	$4,206	$4,123
Deferred issuance costs of the Revolver	2,021	1,623
Other	95	95
	$6,322	$5,841
Accounts payable and accrued liabilities:
Trade accounts payable	$84,584	$174,496
Drilling and other lease operating costs	47,872	68,842
Royalties	26,263	27,883
Compensation – related	12,846	9,197
Interest	15,646	15,555
Preferred stock dividends	6,067	6,067
Other	4,611	10,187
	$197,889	$312,227
Other liabilities:
Deferred gains on sales of assets	$91,226	$90,569
Firm transportation obligation	11,390	12,042
Asset retirement obligations (“AROs”)	6,191	5,889
Defined benefit pension obligations	1,537	1,753
Postretirement health care benefit obligations	942	890
Compensation – related	1,124	7,631
Deferred compensation – SERP obligations and other	4,243	4,183
Other	929	929
	$117,582	$123,886
_______________________
1 We recorded an impairment charge of $1.1 million attributable to surplus tubular inventory and well materials during the three months ended June 30, 2015. We anticipate selling certain of these materials on the surplus market during the second half of 2015.

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of June 30, 2015, the carrying values of all of these financial instruments, except the portion of long-term debt with fixed interest rates, approximated fair value.
The following table summarizes the fair value of our long-term debt with fixed interest rates, which is estimated based on the published market prices for these debt obligations, as of the dates presented:

	As of
	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2019	$255,000	$300,000	$234,000	$300,000
Senior Notes due 2020	695,563	775,000	620,000	775,000
	$950,563	$1,075,000	$854,000	$1,075,000
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and liabilities as of the dates presented:

	As of June 30, 2015
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$80,372	$—	$80,372	$—
Commodity derivative assets – noncurrent	19,546	—	19,546	—
Assets of SERP	4,206	4,206	—	—
Liabilities:
Deferred compensation – SERP obligations	(4,242)	(4,242)	—	—

	As of December 31, 2014
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$128,981	$—	$128,981	$—
Commodity derivative assets – noncurrent	35,897	—	35,897	—
Assets of SERP	4,123	4,123	—	—
Liabilities:
Deferred compensation – SERP obligations	(4,178)	(4,178)	—	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the six months ended June 30, 2015 and 2014.

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

Non-Recurring Fair Value Measurements
The most significant non-recurring fair value measurements utilized in the preparation of our Condensed Consolidated Financial Statements are those attributable to the recognition and measurement of asset impairments and the initial determination of AROs. The factors used to determine fair value for purposes of recognizing and measuring asset impairments include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Because these significant fair value inputs are typically not observable, we have categorized the amounts as level 3 inputs.
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
Drilling and Completion Commitments
As of June 30, 2015, we had contractual commitments for two drilling rigs with terms expiring in September 2015 and February 2016, respectively. The minimum commitment under these agreements is $7.0 million for the second half of 2015 and $1.1 million in 2016. In addition, we have a commitment to purchase certain coil tubing services that expires in December 2015. The minimum commitment for the remaining two quarters of 2015 under this agreement is $7.4 million. The drilling rig and coil tubing services agreements include early termination provisions that would require us to pay penalties if we terminate the agreements prior to the end of their scheduled terms. The amount of penalty is based on the number of days remaining in the contractual term. As of June 30, 2015, the penalty amount would have been $13.3 million had we terminated those agreements on that date.
Firm Transportation Commitments
We have entered into contracts for firm transportation capacity rights for specified volumes per day on various pipeline systems with remaining terms that range from less than one to 13 years. The contracts require us to pay transportation demand charges regardless of the amount of pipeline capacity we use. The minimum commitment under these agreements is $1.0 million for the second half of 2015 and approximately $1.1 million per year through 2028. We may sell excess capacity to third parties at our discretion.
Gathering and Intermediate Transportation Commitments
We have entered into a long-term agreement for natural gas gathering, compression and gas lift services for a substantial portion of our natural gas production in the South Texas region through 2038. The agreement requires us to make certain minimum fee payments regardless of the volume of natural gas production for the first three years of the term. The minimum fee requirement under this agreement is $2.1 million for the second half of 2015 and $5.0 million in 2016.
We have also entered into long-term agreements for gathering and intermediate pipeline transportation services for a substantial portion of our crude oil and condensate production in the South Texas region. Our payment obligations with respect to these services will begin when construction of the gathering and transportation system is completed, which is expected to be in the fourth quarter of 2015. The agreements also require us to commit certain minimum volumes of crude oil production for the first ten years of the agreements’ terms, which will result in minimum fee requirements of approximately $13.7 million on an annual basis.

Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter that remained outstanding as of June 30, 2015. In March 2015, we established an additional $0.3 million reserve for litigation attributable to certain properties that we previously sold. This matter was settled in May 2015 with a cash payment of the amount reserved. As of June 30, 2015, we also had AROs of approximately $6.2 million attributable to the plugging of abandoned wells.

13.	Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity and the changes therein as of and for the six months ended June 30, 2015 and 2014:

	As of		Preferred			As of
	December 31,		Stock	Dividends	All Other	June 30,
	2014	Net Loss	Offering	Declared [1]	Changes [2]	2015
Preferred stock	$4,044	$—	$—	$—	$—	$4,044
Common stock	529	—	—	—	1	530
Paid-in capital	1,206,305	—	—	—	1,549	1,207,854
Accumulated deficit	(535,176)	(137,294)	—	(12,134)	—	(684,604)
Deferred compensation obligation	3,211	—	—	—	143	3,354
Accumulated other comprehensive income [3]	249	—	—	—	(21)	228
Treasury stock	(3,345)	—	—	—	(143)	(3,488)
	$675,817	$(137,294)	$—	$(12,134)	$1,529	$527,918

	As of		Preferred			As of
	December 31,		Stock	Dividends	All Other	June 30,
	2013	Net Loss	Offering	Declared [1]	Changes [2]	2014
Preferred stock	$1,150	$—	$3,250	$—	$(262)	$4,138
Common stock	466	—	—	—	46	512
Paid-in capital	891,351	—	310,396	—	2,477	1,204,224
Accumulated deficit	(104,180)	(81,559)	—	(3,440)	(3,368)	(192,547)
Deferred compensation obligation	2,792	—	—	—	209	3,001
Accumulated other comprehensive income [3]	267	—	—	—	49	316
Treasury stock	(3,042)	—	—	—	(210)	(3,252)
	$788,804	$(81,559)	$313,646	$(3,440)	$(1,059)	$1,016,392
_______________________
1 Includes dividends of $300.00 per share on 7,945 and 11,480 shares of our 6% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) during the six months ended June 30, 2015 and 2014, respectively, and $300.00 per share on 32,500 shares of our 6% Series B Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) for the six months ended June 30, 2015.
2 Includes equity-classified share-based compensation of $2,106 and $1,651 for the six months ended June 30, 2015 and 2014.
3 The Accumulated other comprehensive income (“AOCI”) is entirely attributable to our defined benefit pension and postretirement health care plans. The changes in the balance of AOCI for the six months ended June 30, 2015 and 2014 represent reclassifications from AOCI to net periodic benefit expense, a component of General and administrative expenses, of $(32) and $75 and are presented above net of taxes of $(11) and $26.
In May 2015, Penn Virginia’s articles of incorporation were amended to increase the number of total authorized shares of common stock by 100 million to 228 million from 128 million.

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
The following table summarizes our share-based compensation expense recognized for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Equity-classified awards:
Stock option awards	$387	$329	$780	$790
Common, deferred and restricted stock and stock unit awards	729	497	1,326	861
	1,116	826	2,106	1,651
Liability-classified awards	(214)	1,047	165	6,992
	$902	$1,873	$2,271	$8,643

In February 2015, we paid $1.5 million in cash pursuant to the terms of PBRSU grants made in 2012.

15.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest on borrowings and related fees	$23,324	$23,778	$46,132	$46,918
Amortization of debt issuance costs	1,176	1,039	2,280	2,051
Capitalized interest	(1,477)	(1,588)	(3,376)	(3,206)
	$23,023	$23,229	$45,036	$45,763

16.	Earnings per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(80,129)	$(100,784)	$(137,294)	$(81,559)
Less: Preferred stock dividends [1]	(6,067)	(1,718)	(12,134)	(3,440)
Less: Induced conversion of preferred stock	—	(3,368)	—	(3,368)
Net loss attributable to common shareholders – basic and diluted	$(86,196)	$(105,870)	$(149,428)	$(88,367)

Weighted-average shares – basic	72,398	66,514	72,330	66,065
Effect of dilutive securities [2]	—	—	—	—
Weighted-average shares – diluted	72,398	66,514	72,330	66,065
_______________________
1 Preferred stock dividends were excluded from the computation of diluted earnings per share as the assumed conversion of the outstanding preferred stock would have been anti-dilutive.
2 For the three and six months ended June 30, 2015, approximately 31.3 million and 31.5 million, respectively, of potentially dilutive securities, including the Series A Preferred Stock and Series B Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share. For the three and six months ended June 30, 2014, approximately 18.8 million and 17.2 million, respectively, of potentially dilutive securities, including the Series A Preferred Stock and Series B Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for oil, natural gas liquids, or NGLs and natural gas;

•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of oil, NGLs and natural gas;

•	reductions in the borrowing base under our revolving credit facility, or the Revolver;

•	our ability to contract for drilling rigs, supplies and services at reasonable costs;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production at reasonable cost and to sell the production at, or at reasonable discounts to, market prices;

•	the uncertainties inherent in projecting future rates of production for our wells and the extent to which actual production differs from estimated proved oil and natural gas reserves;

•	drilling and operating risks;

•	our ability to compete effectively against other oil and gas companies;

•	our ability to successfully monetize select assets and repay our debt;

•	leasehold terms expiring before production can be established;

•	environmental obligations, costs and liabilities that are not covered by an effective indemnity or insurance;

•	the timing of receipt of necessary regulatory permits;

•	the effect of commodity and financial derivative arrangements;

•	our ability to maintain adequate financial liquidity and to access adequate levels of capital on reasonable terms;

•	compliance with debt covenants;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	our ability to retain or attract senior management and key technical employees;

•	counterparty risk related to the ability of these parties to meet their future obligations;

•	compliance with and changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters;

•	physical, electronic and cybersecurity breaches;

•	uncertainties relating to general domestic and international economic and political conditions; and

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

Overview and Executive Summary
We are an independent oil and gas company engaged in the onshore exploration, development and production of oil, NGLs and natural gas. Our current operations consist primarily of drilling unconventional horizontal development wells in the Eagle Ford Shale in South Texas. We also have operations in Oklahoma, primarily the Granite Wash, and the Haynesville Shale and Cotton Valley in East Texas, which we have committed to sell as discussed in Key Developments below. As of December 31, 2014, we had proved oil and gas reserves of approximately 115 million barrels of oil equivalent, or MMBOE, including approximately 14 MMBOE of proved reserves attributable to our East Texas operations.
The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total production (MBOE)	2,140	1,983	4,365	3,885
Average daily production (BOEPD)	23,519	21,786	24,117	21,461
Crude oil and NGL production (MBbl)	1,664	1,380	3,397	2,683
Crude oil and NGL production as a percent of total	78%	70%	78%	69%
Product revenues, as reported	$83,123	$136,429	$156,258	$269,581
Product revenues, as adjusted for derivatives	$117,963	$129,207	$228,590	$259,302
Crude oil and NGL revenues as a percent of total, as reported	91%	88%	90%	87%
Realized prices:
Crude oil ($/Bbl)	$55.22	$100.16	$49.62	$99.16
NGL ($/Bbl)	$13.53	$30.85	$13.56	$35.71
Natural gas ($/Mcf)	$2.54	$4.51	$2.73	$4.78
Aggregate ($/BOE)	$38.84	$68.81	$35.80	$69.40
Operating costs ($/BOE):
Lease operating	$5.10	$6.05	$5.15	$5.69
Gathering, processing and transportation	2.98	1.98	3.18	1.85
Production and ad valorem taxes ($/BOE)	2.32	3.79	2.21	3.81
General and administrative ($/BOE) [1]	4.94	6.54	4.85	5.89
Total operating costs ($/BOE)	$15.34	$18.36	$15.39	$17.24
Depreciation, depletion and amortization ($/BOE)	$39.91	$36.03	$40.37	$36.97
Cash provided by operating activities	$52,729	$32,633	$98,281	$99,193
Cash paid for capital expenditures	$94,999	$190,776	$263,993	$350,580
Cash and cash equivalents at end of period			$4,441	$25,095
Debt outstanding at end of period			$1,287,000	$1,130,000
Credit available under revolving credit facility at end of period [2]			$211,196	$393,346
Net development wells drilled and completed	13.5	15.0	27.6	28.8
_______________________
1 Excludes equity-classified share-based compensation, which is a non-cash expense, of $0.52 and $0.42 for the three months ended June 30, 2015 and 2014 and $0.48 and $0.42 for the six months ended June 30, 2015 and 2014 and liability-classified share-based compensation of $(0.10) and $0.53 for the three months ended June 30, 2015 and 2014 and $0.04 and $1.80 for the six months ended June 30, 2015 and 2014.
2 As reduced by outstanding borrowings and letters of credit.

In the three months ended June 30, 2015, our crude oil and NGL production increased to 78 percent from 70 percent of our total production compared to the three month period ended June 30, 2014. Our growth in crude oil and NGL production has been focused exclusively in the Eagle Ford in South Texas. As of July 24, 2015, we operated 281 producing Eagle Ford wells and had working interests in an additional 36 non-operated producing wells. Through this date, we have accumulated approximately 103,000 net acres in the Eagle Ford. We are currently operating two drilling rigs in the Eagle Ford. Our capital program, which is exclusively dedicated to this play, is being financed with a combination of cash from operating activities, proceeds from the sale of non-core assets and borrowings under the Revolver.
To mitigate the volatile effect of commodity price fluctuations, we have a comprehensive hedging program in place. The Financial Condition discussion that follows and Note 5 to the Condensed Consolidated Financial Statements provides a detailed summary of our open commodity derivative positions as well as the historical results of our hedging program for the three and six months ended June 30, 2015 and 2014.

Key Developments
The following general business developments and corporate actions had or will have a significant impact on the financial reporting and disclosure of our results of operations, financial position and cash flows: (i) depressed commodity prices and our hedging program, (ii) production, development and capital expenditures in the Eagle Ford, (iii) the sale of our East Texas assets and (iv) an amendment to the Revolver decreasing the commitment and borrowing base and modifying our financial covenants, among other things.
Depressed Commodity Prices and Our Hedging Program
Commodity prices continued to be volatile and depressed during the first half of 2015. Our crude oil derivatives supported our liquidity by providing cash settlements of $34.8 million and $71.7 million during the quarter and six months ended June 30, 2015. We have hedged approximately 11,000 barrels of oil per day, or BOPD, or approximately 80 to 90 percent of our expected crude oil production during the second half of 2015, at a weighted-average floor/swap price of $89.86 per barrel. Certain crude oil derivative transactions include put options we sold. All of the put options carry a $70.00 strike price. If the price of WTI Crude Oil settles below $70.00 per barrel for any given measurement period, the cash received by us on the derivative settlement will be limited to the difference between the floor/swap price and the $70.00 put option strike price. The sum of the notional volumes attached to the put options is 5,000 barrels per day for the second half of 2015. No volumes are subject to the put options in 2016. Our natural gas hedges provided cash settlements of $0.7 million during the first quarter of 2015 and expired at the end of that period. We expect to remain unhedged with respect to natural gas production for the foreseeable future.
In May 2015, we were able to add additional crude oil derivatives for calendar year 2016 of 2,000 BOPD with a swap price of $65.00 per barrel. For 2016, we have hedged a total of approximately 6,000 BOPD at weighted-average swap price of $80.41 per barrel.
Production, Development and Capital Expenditures in the Eagle Ford
Our Eagle Ford production was 20,259 BOEPD during the three months ended June 30, 2015 with oil comprising 13,750 BOPD, or 68 percent, and NGLs and natural gas comprising approximately 17 percent and 15 percent, respectively. Our second quarter production represents a five percent decrease compared to 21,390 BOEPD during the three months ended March 31, 2015, of which 14,523 BOPD, or 68 percent, was crude oil, 17 percent was NGLs and 15 percent was natural gas. The sequential decline in production was due primarily to higher gathering line pressures and lower than expected initial production performance of our recent Upper Eagle Ford, or Marl, program. Higher line pressure curtailed production by an estimated 500 BOEPD during the first six months of 2015. We anticipate that this issue will be resolved in the third quarter of 2015 as our midstream transporter is adding additional compression.
During the three months ended June 30, 2015, we completed and turned in line 19 gross (13.5 net) wells in the Eagle Ford for a total of 46 gross (27.6 net) wells on a year-to-date basis. Average well costs for all wells drilled and completed during the three months ended June 30, 2015 declined by approximately $1.7 million, or 19 percent, to $6.9 million from approximately $8.6 million for wells drilled and completed in the first quarter of 2015. This lower overall well cost equates to an approximate 30 percent decrease in well costs since the fourth quarter of 2014 and approximately a 42 percent reduction since the third quarter of 2014. More specifically, the cost of our most recent two-string Lower Eagle Ford wells averaged $5.3 million, while our most recent three-string wells averaged $8.0 million.
Average drilling costs for the three months ended June 30, 2015 decreased 24 percent and 30 percent, respectively, compared to the fourth and third quarters of 2014 due primarily to efficiencies and increased average rates of penetration. Average completion costs for wells over those same time intervals declined by 34 percent and 51 percent, respectively. Approximately half of the cost reduction can be attributed to ongoing optimization and increased efficiencies associated with stimulation design while the remainder is associated with improved vendor pricing for services and materials.

Despite disappointing initial production rates of some of our recent Marl wells, we continue to believe that the Marl has significant potential across much of our acreage. Furthermore, we have identified certain factors which we believe contributed to our recent less-than-expected well results in the Marl. First, in the second quarter of 2015, we reduced the amount of proppant pumped per foot of lateral. Analysis has yielded compelling evidence that there is a positive correlation between the amount of proppant pumped and well performance, so we intend to increase proppant in the third quarter. In addition, we have drilled, with favorable results, some Marl wells in the general vicinity of other wells that had disappointing results, with the difference being that the better-performing wells had alternating laterals in the Marl and Lower Eagle Ford that were then “zipper” fracked. Finally, we intend to transition to “slickwater” stimulations. We believe that using this combination of a more complex completion technique of alternating laterals, increasing proppant pumped per stage and transitioning to slickwater stimulations will improve our well results. For the remainder of 2015, while our capital resources are constrained in the current economic environment of continued low oil prices, we are discontinuing Marl drilling and are focusing our efforts on drilling less costly two-string Lower Eagle Ford wells in Gonzales County and northwestern Lavaca County where, based on our experience, we expect better rates of return. Preliminarily, we expect to resume multi-well pad drilling of alternating Marl and Lower Eagle Ford wells in 2016.
In consideration of these developments, we anticipate total capital expenditures in 2015 of up to approximately $345 million, which assumes a drilling program utilizing two operated drilling rigs through July with a reduction to a single rig in August 2015. We anticipate that we will incur an early termination charge of approximately $1.3 million in connection with the release of this rig.
Sale of East Texas Assets
In July 2015, we entered into an agreement to sell our Haynesville Shale and Cotton Valley assets in East Texas for gross cash proceeds of $75 million. The sale is expected to close by the end of August 2015 and is subject to customary purchase price adjustments and other customary closing conditions. The effective date of the sale is May 1, 2015.
The properties to be sold had net production of 1,898 BOEPD during the second quarter of 2015, consisting of 74 percent natural gas, 19 percent NGLs and seven percent crude oil. As a result of the divestiture, reported 2015 production is expected to decrease by an estimated 200 MBOE. Estimated proved reserves associated with the properties at year-end 2014, as determined by third party engineers, were 13.7 MMBOE, 85 percent of which were proved developed. The reserves consisted of 77 percent natural gas, 16 percent NGLs and six percent crude oil.
Amendment to the Revolver
In May 2015, the Revolver was amended to decrease the revolving commitment and borrowing base to $425 million from $450 and $500 million, respectively, in connection with our regular semi-annual redetermination. The decrease was due primarily to substantial declines in commodity prices, partially offset by development of proved undeveloped locations. In addition, the amendment increased the existing leverage ratio (total debt to EBITDAX, a non-GAAP measure) covenant for the remainder of its term, limited certain restricted payments and added a covenant with respect to outstanding borrowings and letters of credit under the Revolver. Please read “Financial Condition – Capitalization: Covenant Compliance” regarding the specific covenants and “Financial Condition – Liquidity” regarding potential future covenant compliance issues.

Results of Operations

Production
The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

	Total Production			Average Daily Production
	Three Months Ended			Three Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
	(Total volume)			(Volume per day)
Crude oil (MBbl and Bbl per day)	1,280	1,119	161	14,064	12,298	1,767
NGLs (MBbl and Bbl per day)	384	261	123	4,217	2,863	1,354
Natural gas (MMcf and MMcf per day)	2,860	3,618	(758)	31	40	(8)
Total (MBOE and BOE per day)	2,140	1,983	158	23,519	21,786	1,732
% Change						8%
	Three Months Ended			Three Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
	(MBOE)			(BOE per day)
Texas
South Texas	1,844	1,421	422	20,259	15,618	4,641
East Texas	173	220	(47)	1,898	2,417	(519)
Mid-Continent	119	161	(43)	1,302	1,770	(467)
Other [1]	5	180	(175)	59	1,981	(1,922)
	2,140	1,983	158	23,519	21,786	1,732

	Six Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
	(Total volume)			(Volume per day)
Crude oil (MBbl and Bbl per day)	2,617	2,195	422	14,458	12,127	2,330
NGLs (MBbl and Bbl per day)	781	488	293	4,312	2,694	1,618
Natural gas (MMcf and MMcf per day)	5,806	7,211	(1,405)	32	40	(8)
Total (MBOE and BOE per day)	4,365	3,885	481	24,116	21,461	2,655
% Change						12%
	Six Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
	(MBOE)			(BOE per day)
Texas
South Texas	3,769	2,750	1,019	20,822	15,192	5,629
East Texas	346	435	(89)	1,912	2,406	(494)
Mid-Continent	239	335	(95)	1,322	1,850	(527)
Other [1]	11	364	(353)	61	2,014	(1,953)
	4,365	3,885	481	24,117	21,461	2,655
_______________________

[1]	Comprised of our three active Marcellus Shale wells in Pennsylvania and, for periods through July 2014, our divested Selma Chalk assets in Mississippi.
Total production increased during the three and six months ended June 30, 2015 compared to the corresponding periods of 2014 due primarily to the continued development of our Eagle Ford assets in South Texas. The increase was partially offset by natural production declines in our East Texas and Mid-Continent regions as well as the sale of our Mississippi Selma Chalk assets in July 2014. Approximately 78 percent of total production during both the three and six months ended June 30, 2015 was attributable to oil and NGLs, representing increases of approximately 21 percent and 27 percent, respectively, over the prior year periods. During both the three and six months ended June 30, 2015, our Eagle Ford production represented approximately 86 percent of our total production compared to approximately 72 percent and 71 percent, respectively, from this play during the corresponding periods of 2014.

Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Three Months Ended			Three Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
				($ per Unit of volume)
Crude oil (Total revenue and $ per barrel)	$70,672	$112,090	$(41,418)	$55.22	$100.16	$(44.94)
NGLs (Total revenue and $ per barrel)	5,191	8,037	(2,846)	13.53	30.85	(17.32)
Natural gas (Total revenue and $ per Mcf))	7,260	16,302	(9,042)	2.54	4.51	(1.97)
Total (Total revenue and $ per BOE)	$83,123	$136,429	$(53,306)	$38.84	$68.81	$(29.97)
% Change						(39)%

	Three Months Ended			Three Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
				($ per BOE)
Texas
South Texas	$77,463	$116,525	$(39,062)	$42.02	$81.99	$(39.97)
East Texas	3,019	7,290	(4,271)	17.48	33.14	(15.66)
Mid-Continent	2,599	7,529	(4,930)	21.93	46.75	(24.82)
Other	42	5,085	(5,043)	7.79	28.20	(20.41)
	$83,123	$136,429	$(53,306)	$38.84	$68.81	$(29.98)

	Six Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
				($ per Unit of volume)
Crude oil (Total revenue and $ per barrel)	$129,840	$217,666	$(87,826)	$49.62	$99.16	$(49.54)
NGLs (Total revenue and $ per barrel)	10,587	17,410	(6,823)	13.56	35.71	(22.14)
Natural gas (Total revenue and $ per Mcf))	15,831	34,505	(18,674)	2.73	4.78	(2.06)
Total (Total revenue and $ per BOE)	$156,258	$269,581	$(113,323)	$35.80	$69.40	$(33.60)
% Change						(42)%

	Six Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
				($ per BOE)
Texas
South Texas	$144,328	$226,920	$(82,592)	$38.30	$82.52	$(44.22)
East Texas	6,341	15,971	(9,630)	18.33	36.68	(18.35)
Mid-Continent	5,477	15,993	(10,516)	22.88	47.77	(24.88)
Other	112	10,697	(10,585)	10.14	29.35	(19.21)
	$156,258	$269,581	$(113,323)	$35.80	$69.40	$(33.60)

The following table provides an analysis of the change in our revenues for the three and six month periods ended June 30, 2015 compared to the corresponding periods in the prior year:

	Three Months Ended 2015 vs. 2014			Six Months Ended 2015 vs. 2014
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$16,099	$(57,517)	$(41,418)	$41,826	$(129,652)	$(87,826)
NGL	3,802	(6,648)	(2,846)	10,459	(17,282)	(6,823)
Natural gas	(3,416)	(5,626)	(9,042)	(6,722)	(11,952)	(18,674)
	$16,485	$(69,791)	$(53,306)	$45,563	$(158,886)	$(113,323)

Effects of Derivatives
In the three and six months ended June 30, 2015, we received $34.8 million and $72.3 million, respectively, in cash settlements of oil and gas derivatives. In the three and six months ended June 30, 2014, we paid cash settlements of oil and gas derivatives of $7.2 million and $10.3 million, respectively. The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Crude oil revenues as reported	$70,672	$112,090	$(41,418)	$129,840	$217,666	$(87,826)
Derivative settlements, net	34,840	(6,087)	40,927	71,651	(8,365)	80,016
	$105,512	$106,003	$(491)	$201,491	$209,301	$(7,810)

Crude oil prices per Bbl, as reported	$55.22	$100.16	$(44.94)	$49.62	$99.16	$(49.54)
Derivative settlements per Bbl	27.22	(5.44)	32.67	27.38	(3.81)	31.20
	$82.44	$94.72	$(12.27)	$77.00	$95.35	$(18.34)

Natural gas revenues as reported	$7,260	$16,302	$(9,042)	$15,831	$34,505	$(18,674)
Derivative settlements, net	—	(1,135)	1,135	681	(1,914)	2,595
	$7,260	$15,167	$(7,907)	$16,512	$32,591	$(16,079)

Natural gas prices per Mcf, as reported	$2.54	$4.51	$(1.97)	$2.73	$4.78	$(2.06)
Derivative settlements per Mcf	—	(0.31)	0.31	0.12	(0.27)	0.38
	$2.54	$4.20	$(1.65)	$2.85	$4.51	$(1.68)
Gain (Loss) on Sales of Property and Equipment
In the three and six months ended June 30, 2015, we recorded insignificant gains and losses attributable to the sales of surplus inventory. In the six months ended June 30, 2014, we recorded a gain of $56.9 million in connection with sale of our South Texas natural gas gathering and gas lift assets.
Other Revenues
Other revenues, which includes includes gathering, transportation, compression, water supply and disposal fees that we charge to third parties, net of marketing and related expenses and accretion of our unused firm transportation obligation, decreased during the three and six months ended June 30, 2015 from the corresponding periods in 2014 due primarily to lower third party throughput and drilling activity.
Lease Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Lease operating	$10,907	$12,001	$1,094	$22,476	$22,117	$(359)
Per unit of production ($/BOE)	$5.10	$6.05	$0.95	5.15	5.69	$0.54
% Change per unit of production			16%			9%
Lease operating expense decreased during the three months ended June 30, 2015 on an absolute basis compared to the corresponding period of 2014 due primarily to the sale of our Mississippi assets in July 2014. Lease operating expenses also decreased on a per-unit basis during this period due primarily to costs in our South Texas region being spread over higher production volumes. We incurred higher workover and subsurface maintenance costs in both South and East Texas during the three and six months ended June 30, 2015 which was the primary cause of the unfavorable variance for the six-month period on an absolute basis, but the increase in South Texas production volumes resulted in lower per-unit operating costs.

Gathering, Processing and Transportation

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Gathering, processing and transportation	$6,383	$3,928	$(2,455)	$13,881	$7,177	$(6,704)
Per unit of production ($/BOE)	$2.98	$1.98	$(1.00)	$3.18	$1.85	$(1.33)
% Change per unit of production			(51)%			(72)%
Gathering, processing and transportation charges increased during the three and six months ended June 30, 2015 compared to the corresponding periods of 2014 due primarily to higher production volumes and to gathering and common delivery point compression charges for natural gas and NGL production in the South Texas region. These charges were partially offset by the effect of lower natural gas and NGL production in our East Texas and Mid-Continent regions as well as lower natural gas production following the sale of our Mississippi assets in July 2014.
Production and Ad Valorem Taxes

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Production and ad valorem taxes
Production/severance taxes	$3,811	$5,524	$1,713	$7,057	$11,894	$4,837
Ad valorem taxes	1,156	1,986	830	2,599	2,921	322
	$4,967	$7,510	$2,543	$9,656	$14,815	$5,159
Per unit production ($/BOE)	$2.32	$3.79	$1.47	$2.21	$3.81	$1.60
% Change per unit of production			39%			42%
Production/severance tax rate as a percent of product revenue	4.6%	4.0%		4.5%	4.4%
Production taxes decreased during the three and six months ended June 30, 2015 compared to the corresponding periods of 2014 due primarily to the substantial year-over-year decline in commodity prices. Ad valorem taxes declined during the three and six months ended June 30, 2015 primarily as a result of the sale of our Mississippi assets in July 2014, partially offset by the expansion of our operations in the South Texas region.

General and Administrative
The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Recurring general and administrative expenses	$9,823	$11,846	$2,023	$20,435	$21,545	$1,110
Share-based compensation (liability-classified)	(214)	1,047	1,261	165	6,992	6,827
Share-based compensation (equity-classified)	1,116	826	(290)	2,106	1,651	(455)
Significant non-recurring expenses:
Acquisition-related arbitration costs	—	380	380	—	587	587
ERP system development costs	—	744	744	—	744	744
Restructuring expenses	754	(3)	(757)	743	9	(734)
Total general and administrative expenses	$11,479	$14,840	$3,361	$23,449	$31,528	$8,079
Per unit of production ($/BOE)	$5.36	$7.48	$2.12	$5.37	$8.12	$2.75
% Change per unit of production			28%			34%
Per unit of production excluding equity-classified and liability-classified share-based compensation expense ($/BOE)	$4.94	$6.54	$1.60	$4.85	$5.89	$1.04
Per unit of production excluding all share-based compensation and other non-recurring expenses identified above ($/BOE)	$4.59	$5.97	$1.38	$4.68	$5.55	$0.87
Our total general and administrative expenses decreased on both an absolute and per-unit basis during the three and six months ended June 30, 2015 compared to the corresponding periods of 2014. Decreases in recurring general and administrative expenses were attributable primarily to lower employee headcount and lower cash-based incentive compensation. Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, and represents mark-to-market charges associated with the change in fair value of the outstanding PBRSU grants. Our common stock performance relative to a defined peer group was less favorable during the 2015 periods resulting in a reduction in liability-classified share-based compensation. Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, increased during the three and six months ended June 30, 2015 due primarily to a change in the mix of grant-date vesting provisions for certain awards. During the 2014 periods, we incurred costs (including legal and litigation support fees) attributable to arbitration proceedings associated with a 2013 acquisition. We also incurred certain costs in the 2014 periods not eligible for capitalization, including post-implementation support and training with respect to our ERP system. In connection with our ongoing efforts to adjust the scale of our administrative cost structure, we terminated 18 employees and paid termination and severance benefits of $0.8 million during the three months ended June 30, 2015.
Exploration
The following table sets forth the components of exploration expense for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Unproved leasehold amortization	$2,022	$3,285	$1,263	$4,005	$6,579	$2,574
Drilling rig termination charges	2,040	—	(2,040)	5,665	—	(5,665)
Geological and geophysical (seismic) costs	219	80	(139)	506	4,580	4,074
Other, primarily delay rentals	81	8	(73)	73	850	777
	$4,362	$3,373	$(989)	$10,249	$12,009	$1,760
We incurred early termination charges in connection with the release of drilling rigs in the Eagle Ford in February and May 2015. These charges were partially offset by lower unproved leasehold amortization attributable to a declining leasehold asset base subject to amortization in the 2015 periods as compared to the 2014 periods. Seismic and delay rental costs declined in the six months ended June 30, 2015 period compared to the corresponding 2014 period due to a significant decrease in our capital program and limited exploration activity.

Depreciation, Depletion and Amortization (DD&A)
The following table sets forth total and per unit costs for DD&A as well as the the nature of the variance for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
DD&A expense	$85,416	$71,437	$(13,979)	$176,206	$143,624	$(32,582)
DD&A rate ($/BOE)	$39.91	$36.03	$(3.88)	$40.37	$36.97	$(3.40)

	Production	Rates	Total	Production	Rates	Total
DD&A variance due to:	$(5,656)	$(8,323)	$(13,979)	$(17,745)	$(14,837)	$(32,582)
The effects of higher production volumes and higher depletion rates attributable to the higher-cost 2014 oil drilling program in the Eagle Ford were the primary factors attributable to the increase in DD&A.
Impairments
We recorded an impairment charge of $1.1 million attributable to surplus tubular inventory and well materials during the three months ended June 30, 2015. We anticipate selling certain of these materials on the surplus market in the second half of 2015. In June 2014, we recorded an impairment charge of $117.9 million to write down the value of our Selma Chalk assets in Mississippi to their fair value in advance of their sale in July 2014.
Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Interest on borrowings and related fees	$23,324	$23,778	$454	$46,132	$46,918	$786
Amortization of debt issuance costs	1,176	1,039	(137)	2,280	2,051	(229)
Capitalized interest	(1,477)	(1,588)	(111)	(3,376)	(3,206)	170
	$23,023	$23,229	$206	$45,036	$45,763	$727
Weighted-average debt outstanding	$1,286,304	$1,304,654		$1,238,233	$1,295,225
Weighted average interest rate	7.25%	7.29%		7.45%	7.24%
Interest expense decreased marginally during the three and six months ended June 30, 2015 compared to the corresponding periods in 2014 due primarily to lower weighted-average Revolver borrowings outstanding during the 2015 periods.
Derivatives
The following table summarizes the components of our derivatives income (loss) for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Oil and gas derivatives settled	$34,840	$(7,222)	$42,062	$72,332	$(10,279)	$82,611
Oil and gas derivatives gain (loss)	(50,335)	(35,443)	(14,892)	(64,960)	(48,048)	(16,912)
	$(15,495)	$(42,665)	$27,170	$7,372	$(58,327)	$65,699
We received cash settlements of $34.8 million and $71.7 million, respectively, for crude oil derivatives during the three and six months ended June 30, 2015 and paid settlements of $6.1 million and $8.4 million, respectively, during the three and six months ended June 30, 2014. We had no natural gas derivatives outstanding during the three months ended June 30, 2015. We received natural gas cash settlements of $0.7 million during the six months ended June 30, 2015 and paid settlements of $1.1 million and $1.9 million, respectively, during the three and six months ended June 30, 2014.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		2015 vs.	June 30,		2015 vs.
	2015	2014	2014	2015	2014	2014
			Favorable (unfavorable)			Favorable (unfavorable)
Income tax (expense) benefit	$(89)	$56,716	$(56,805)	$(230)	$42,452	$(42,682)
Effective tax rate	0.1%	36.0%		0.2%	34.2%
Due to the pre-tax operating loss incurred, we recognized a federal income tax benefit for the three and six months ended June 30, 2015 at the statutory rate of 35%; however, the federal tax benefit was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of recent cumulative losses. The income tax provision also includes a minimal deferred state income tax expense resulting in a combined effective tax rate of 0.2% for the six months ended June 30, 2015. The significant difference between our combined federal and state statutory rate of 35.7% and our estimated effective tax of 0.2% is due primarily to the valuation allowance placed against our deferred tax assets.
We recognized income tax expense for the six months ended June 30, 2014 at effective rates of 34.2%, respectively, which reflects the adverse effects of losses incurred in jurisdictions for which we may not realize tax benefits and recorded a valuation allowance against the related deferred tax assets.

Financial Condition
Liquidity
Our primary sources of liquidity include cash from operating activities, borrowings under the Revolver, proceeds from the sales of assets and, from time to time, proceeds from capital market transactions, including the offering of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors.
During 2015, our capital expenditures will exceed our projected cash from operating activities; however, we have no debt maturities until September 2017 when the Revolver matures. The borrowing base under the Revolver is scheduled to be redetermined in the fall of 2015. We expect that such redetermination will result in a further decrease in the borrowing base. Notwithstanding the anticipated borrowing base decrease, we expect that we will be able to fund our capital expenditures as well as meet our debt service requirements, pay our preferred stock dividends and meet our working capital requirements for the remainder of 2015 with cash from operating activities, borrowings under the Revolver and proceeds from the sale of non-core assets, including our East Texas assets, which we have agreed to sell for $75 million with an expected closing date at the end of August 2015.
Without a meaningful improvement in commodity prices, there is a significant possibility that we will exceed the debt leverage covenant under the Revolver in the second quarter of 2016. Consequently, we are currently discussing future covenant relief with the agent bank under the Revolver. There can be no assurance that such relief will be granted. Moreover, unless we can access additional capital through public or private debt or equity capital markets, or by selling additional assets, we would likely need to curtail our currently contemplated drilling program in 2016.
Capital Resources
In 2015, we anticipate making capital expenditures of up to approximately $345 million. We expect to allocate substantially all of our capital expenditures to the Eagle Ford. This includes approximately 93 percent for drilling and completions, four percent for leasehold acquisition and three percent for facilities and other projects. Our business plan for the remainder of 2015 assumes a drilling program utilizing two operated drilling rigs through July with a reduction to a single rig in August 2015. We anticipate that we will incur an early termination charge of approximately $1.3 million in connection with the release of this rig. We continually review our drilling and capital expenditure plans and may change the amount we spend, or the allocations, based on available opportunities, product pricing, industry conditions, cash from operating activities and the overall availability of capital. For a detailed analysis of our historical capital expenditures, see the Cash Flows discussion that follows.
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
We actively manage the exposure of our revenues to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production, typically through the use of collar and swap contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices, the magnitude of our capital program and our operating strategy. During the six months ended June 30, 2015, our commodity derivatives portfolio resulted in $71.7 million and $0.7 million of net cash receipts related to lower than anticipated prices received for our crude oil and natural gas production, respectively. If commodity prices remain depressed, we anticipate that our derivative portfolio will continue to result in receipts from settlements for the remainder of 2015.
We have hedged approximately 11,000 BOPD, or approximately 80 to 90 percent of our expected crude oil production during the second half of 2015, at a weighted-average floor/swap price of $89.86 per barrel. For 2016, we have hedged approximately 6,000 BOPD at weighted-average swap price of $80.41 per barrel. Certain crude oil derivative transactions include put options we sold. All of the put options carry a $70.00 strike price. If the price of WTI Crude Oil settles below $70.00 per barrel for any given measurement period, the cash received by us on the derivative settlement will be limited to the difference between the floor/swap price and the $70.00 put option strike price. The sum of the notional volumes attached to the put options is 5,000 barrels per day for the third and fourth quarters of 2015. Our natural gas hedges have expired and we anticipate remaining unhedged with respect to natural gas production for the remainder of 2015.

Revolver Borrowings. The Revolver provides for a revolving commitment and borrowing base of $425 million. The Revolver has an accordion feature that allows us to increase the commitment by up to an additional $175 million upon receiving additional commitments from one or more lenders. The Revolver also includes a $20 million sublimit for the issuance of letters of credit. The Revolver is governed by a borrowing base calculation, which is re-determined semi-annually, and the availability under the Revolver may not exceed the lesser of the aggregate commitments and the borrowing base. The next semi-annual redetermination is scheduled for November 2015 although we expect the borrowing base to be reduced by approximately $30 million prior to the redetermination upon the closing of the sale of our East Texas assets.
The Revolver is available to us for general purposes including working capital, capital expenditures and acquisitions. The Revolver matures in September 2017. We had letters of credit of $1.8 million outstanding as of June 30, 2015. As of June 30, 2015, our available borrowing capacity under the Revolver was $211.2 million.
The following table summarizes our borrowing activity under the Revolver during the periods presented

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended June 30, 2015	$217,099	$232,000	2.1190%
Six months ended June 30, 2015	$171,972	$232,000	2.0283%
Proceeds from Sales of Assets. We continually evaluate potential sales of non-core assets, including certain oil and gas properties and non-strategic undeveloped acreage, among others. In July 2015, we entered into an agreement to sell our Haynesville Shale and Cotton Valley assets in East Texas for gross cash proceeds of $75 million. The sale is expected to close by the end of August 2015 and is subject to customary purchase price adjustments and other customary closing conditions.
Capital Market Transactions. From time-to-time and under market conditions that we believe are favorable to us, we consider capital market transactions, including the offering of debt and equity securities. Historically, we have entered into such transactions to facilitate acquisitions and to pursue opportunities to adjust our total capitalization.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2015	2014	Variance
Cash flows from operating activities
Operating cash flows, net	$91,643	$195,262	$(103,619)
Working capital changes (excluding interest, income taxes and restructuring costs paid), net	(14,661)	(39,407)	24,746
Commodity derivative settlements received (paid), net:
Crude oil	71,651	(8,365)	80,016
Natural gas	681	(1,914)	2,595
Interest payments, net of amounts capitalized	(42,665)	(43,828)	1,163
Income taxes paid	(7)	(100)	93
Drilling rig termination charges paid	(6,416)	—	(6,416)
ERP system development costs paid	—	(744)	744
Acquisition arbitration and other costs paid	—	(587)	587
Restructuring and exit costs paid	(1,945)	(1,124)	(821)
Net cash provided by operating activities	98,281	99,193	(912)
Cash flows from investing activities
Capital expenditures – property and equipment	(263,993)	(350,580)	86,587
Proceeds from sales of assets, net	(221)	96,632	(96,853)
Net cash used in investing activities	(264,214)	(253,948)	(10,266)
Cash flows from financing activities
Proceeds from the issuance of preferred stock, net	—	313,646	(313,646)
Payments made to induce conversion of preferred stock	—	(3,368)	3,368
Proceeds (repayments) from revolving credit facility borrowings, net	177,000	(151,000)	328,000
Debt issuance costs paid	(744)	(151)	(593)
Dividends paid on preferred stock	(12,134)	(3,836)	(8,298)
Other, net	—	1,085	(1,085)
Net cash provided by financing activities	164,122	156,376	7,746
Net (decrease) increase in cash and cash equivalents	$(1,811)	$1,621	$(3,432)
Cash Flows From Operating Activities. Despite higher total production volume during the six months ended June 30, 2015 compared to the corresponding period in 2014, commodity prices declined substantially resulting in lower realized cash receipts from product sales. During the 2015 period, we paid early termination charges for the release of three drilling rigs, of which $0.7 million was accrued at the end of 2014. Restructuring and exit costs were higher during the 2015 period due primarily to the payment of termination and severance benefits of $0.8 million in connection with ongoing efforts to reduce our our administrative cost structure. The overall decline in operating cash flows was more than offset by a combination of (i) cash settlements from our commodity derivatives portfolio which generated cash receipts during the 2015 period as compared to net payments during the 2014 period, (ii) lower working capital changes driven by the timing of net collections from joint venture partners during the 2015 period as our capital program contracted as compared to the 2014 period when the capital program was expanding and (iii) non-recurring payments for ERP system development costs and acquisition-related arbitration and other costs paid in the 2014 period.
Cash Flows From Investing Activities. Cash paid for capital expenditures was lower during the six months ended June 30, 2015 compared to the corresponding period during 2015 due primarily to a substantial reduction in our capital program including reductions in the number of operating drilling rigs and well completion and frac crews. Our capital expenditures during the 2014 period were partially offset by the receipt of net proceeds from the sale of our natural gas gathering and gas lift assets in South Texas in January 2014.

The following table sets forth costs related to our capital program for the periods presented:

	Six Months Ended
	June 30,
	2015	2014
Oil and gas:
Drilling and completion	$222,223	$289,500
Lease acquisitions and other land-related costs [1]	14,072	49,667
Pipeline, gathering facilities and other equipment	3,561	7,187
Geological, geophysical (seismic) and delay rental costs	579	4,580
	240,435	350,934
Other – Corporate	438	972
Total capital program costs	$240,873	$351,906
______________________
1 Includes site preparation and other pre-drilling costs.
The following table reconciles the total costs of our capital program with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended
	June 30,
	2015	2014
Total capital program costs	$240,873	$351,906
Decrease in accrued capitalized costs	20,570	858
Less:
Exploration costs charged to operations:
Geological, geophysical (seismic) and delay rental costs	(579)	(5,360)
Transfers from tubular inventory and well materials	(2,414)	(409)
Add:
Tubular inventory and well materials purchased in advance of drilling	2,167	379
Capitalized interest	3,376	3,206
Total cash paid for capital expenditures	$263,993	$350,580
Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2015 included net borrowings of $177 million under the Revolver used to fund a portion of our capital expenditures while the 2014 period included net repayments of $151 million sourced primarily by the offering of our 6% Series B Convertible Perpetual Preferred Stock, or Series B Preferred Stock, and the net proceeds from the sale of our South Texas natural gas gathering and gas lift assets. We paid total dividends of $12.1 million for the 6% Series A Convertible Perpetual Preferred Stock, or Series A Preferred Stock, and the Series B Preferred Stock during the six months ended June 30, 2015. Dividends of $3.8 million were paid during the comparable period in 2014 on the Series A Preferred Stock as well as $3.4 million of payments to induce the conversion of 2,620 of the outstanding shares of the Series A Preferred Stock. We paid issuance costs associated with amendments to the Revolver during both the 2015 and 2014 periods including $0.7 million in the 2015 period in connection with the revised commitment, borrowing base and covenant amendment and $0.2 million in the 2014 period in advance of the Series B Preferred Stock offering. We also received proceeds of $1.1 million during the 2014 period from the exercise of stock options.

Capitalization
The following table summarizes our total capitalization as of the dates presented:

	June 30,	December 31,
	2015	2014
Revolving credit facility	$212,000	$35,000
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	775,000
Total debt	1,287,000	1,110,000
Shareholders' equity [1]	527,918	675,817
	$1,814,918	$1,785,817
Debt as a % of total capitalization	71%	62%
_____________________
1 Includes 7,945 shares of the Series A Preferred Stock and 32,500 shares of the Series B Preferred Stock as of June 30, 2015 and December 31, 2014. Both series of preferred stock have a liquidation preference of $10,000 per share representing a total of $404 million as of June 30, 2015 and December 31, 2014.
Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin (ranging from 1.500% to 2.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, plus, in each case, an applicable margin (ranging from 0.500% to 1.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of June 30, 2015, the actual interest rate applicable to the Revolver was 2.1875%, which is derived from an Adjusted LIBOR rate of 0.1875% plus an applicable margin of 2.00%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of June 30, 2015, commitment fees were being charged at a rate of 0.500%.
The Revolver is guaranteed by Penn Virginia and all of our material subsidiaries, or the Guarantor Subsidiaries. The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.
2019 Senior Notes. The 7.25% Senior Notes due 2019, or the 2019 Senior Notes, which were issued at par in April 2011, bear interest at an annual rate of 7.25% and are payable on April 15 and October 15 of each year. We may redeem all or part of the 2019 Senior Notes at a redemption price of 103.625% of the principal amount and reducing to 100% in June 2017 and thereafter. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.
2020 Senior Notes. The 8.50% Senior Notes due 2020, or the 2020 Senior Notes, which were issued at par in April 2013, bear interest at an annual rate of 8.50% and are payable on May 1 and November 1 of each year. Beginning in May 2017, we may redeem all or part of the 2020 Senior Notes at a redemption price of 104.250% of the principal amount and reducing to 100% in May 2019 and thereafter. The 2020 Senior Notes are senior to our existing and future subordinated indebtedness and are subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries.
Series A and Series B Preferred Stock. The annual dividend on each share of the Series A and Series B Preferred Stock is 6.00% per annum on the liquidation preference of $10,000 per share and is payable quarterly, in arrears, on each of January 15, April 15, July 15 and October 15 of each year. We may, at our option, pay dividends in cash, common stock or a combination thereof; however, the utilization of common stock to pay dividends on the Series B Preferred Stock would require shareholder approval. In addition, cash payment of dividends may be limited by certain financial covenants under the Revolver (see Covenant Compliance that follows).
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
The Revolver requires us to maintain certain financial covenants as follows:

•
Total debt to EBITDAX, each as defined in the Revolver, for any four consecutive quarters may not exceed 4.75 to 1.0 for periods through March 31, 2016, 5.25 to 1.0 for periods through June 30, 2016, 5.50 to 1.0 for periods through December 31, 2016, 4.50 to 1.0 for periods through March 31, 2017 and 4.0 to 1.0 through maturity in September 2017. EBITDAX, which is a non-GAAP measure, generally means net income plus interest expense, taxes, depreciation, depletion and amortization expenses, exploration expenses, impairments and other non-cash charges or losses.

•
Credit exposure to EBITDAX for any four consecutive quarters may not exceed 2.75 to 1.0 for periods ending after March 31, 2015 through March 31, 2017. Credit exposure consists of all outstanding borrowing under the Revolver plus any outstanding letters of credits.

•
The current ratio, as of the last day of any quarter, may not be less than 1.0 to 1.0. The current ratio is generally the ratio of current assets to current liabilities. Current assets and current liabilities attributable to derivative instruments are excluded. In addition, current assets include the amount of any unused commitment under the Revolver.

In addition, we are precluded from the payment of cash dividends on our outstanding convertible preferred stock if the total debt to EBITDAX ratio exceeds 5.0 to 1.0.
The indentures governing our senior notes include an incurrence test which is determined by an interest coverage ratio, as defined in the indentures. The interest coverage ratio may not be less than 2.25 times consolidated EBITDAX, a non-GAAP measure.
As of June 30, 2015 and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with these financial covenants. The following table summarizes the actual results of our financial covenant compliance under the Revolver as of and for the period ended June 30, 2015:

	Required	Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	< 4.75 to 1	3.7 to 1
Credit exposure to EBITDAX	< 2.75 to 1	0.6 to 1
Current ratio	> 1.00 to 1	1.7 to 1
Interest coverage	> 2.25 to 1	3.1 to 1
Please read “Financial Condition – Liquidity” regarding potential future covenant compliance issues.

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

 New Accounting Standards
Effective January 2015, we adopted the provisions of ASU No. 2015–03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015–03, on a retrospective basis. ASU 2015–03 requires that debt issuance costs be presented as a direct reduction to the face amount of the underlying debt instruments to which they are attributable. Accordingly, we have presented the debt issuance costs, net of amortization, associated with our outstanding senior notes, which were formerly presented as a component of Other assets, as a reduction to Long-term debt (see Note 7 to the Condensed Consolidated Financial Statements) for all periods presented. Issuance costs associated with the Revolver continue to be presented, net of amortization, as a component of Other assets (see Note 10 to the Condensed Consolidated Financial Statements).
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
Interest Rate Risk
All of our long-term debt instruments, with the exception of the Revolver, have fixed interest rates. Accordingly, our interest rate risk is attributable to our borrowings under the Revolver, which is subject to variable interest rates. As of June 30, 2015, we had borrowings of $212 million under the Revolver at an interest rate of 2.1875%. Assuming a constant borrowing level of $212 million under the Revolver, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) of approximately $2.1 million on an annual basis.
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
As of June 30, 2015, our commodity derivative portfolio was in a net asset position. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions, and are substantially concentrated with four of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.
During the six months ended June 30, 2015, we reported net commodity derivative gains of $7.4 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table sets forth our commodity derivative positions as of June 30, 2015:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2015	Collars	3,000	$86.67	$94.73	$5,484	$—
Fourth quarter 2015	Collars	3,000	$86.67	$94.73	5,186	—
Third quarter 2015	Swaps	8,000	$91.06		20,056	—
Fourth quarter 2015	Swaps	8,000	$91.06		19,238	—
First quarter 2016	Swaps	6,000	$80.41		10,273	—
First quarter 2016	Swaps	6,000	$80.41		10,011	—
First quarter 2016	Swaps	6,000	$80.41		9,911	—
First quarter 2016	Swaps	6,000	$80.41		9,635	—
Settlements to be received in subsequent period					10,125	—
_______________________
1 Certain crude oil derivative transactions include put options we sold. All of the put options carry a $70.00 strike price. If the price of WTI Crude Oil settles below $70.00 per barrel for any given measurement period, the cash received by us on the derivative settlement will be limited to the difference between the Floor/Swap price and the $70.00 put option strike price. The sum of the notional volumes attached to the put options is 5,000 barrels per day for the third and fourth quarters of 2015.
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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives	$(36.0)	$33.5

Effect on the remainder of 2015 operating income, excluding crude oil derivatives	$18.7	$(18.7)
Effect on the remainder of 2015 operating income, excluding natural gas derivatives	$2.5	$(2.5)
Item 4    Controls and Procedures
(a) Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2015, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6	Exhibits

(3.1)	Articles of Amendment of Restated Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 14, 2015).

(10.1)
Ninth Amendment and Borrowing Base Redetermination Agreement dated as of May 7, 2015, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2015).

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

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

July 29, 2015	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)