Form 10-Q
period 2016-03-31
PENN VIRGINIA CORP
filed 2016-04-29
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 As of April 25, 2016, 88,217,880 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended March 31, 2016

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Crude oil	$25,966	$59,168
Natural gas liquids (NGLs)	1,953	5,396
Natural gas	2,402	8,571
Loss on sales of property and equipment, net	(153)	(91)
Other, net	329	1,483
Total revenues	30,497	74,527
Operating expenses
Lease operating	6,192	11,569
Gathering, processing and transportation	3,818	7,498
Production and ad valorem taxes	753	4,689
General and administrative	17,102	11,970
Exploration	1,327	5,887
Depreciation, depletion and amortization	13,812	90,790
Total operating expenses	43,004	132,403
Operating loss	(12,507)	(57,876)
Other income (expense)
Interest expense	(24,434)	(22,013)
Derivatives	4,492	22,867
Other	(1,024)	(2)
Loss before income taxes	(33,473)	(57,024)
Income tax expense	—	(141)
Net loss	(33,473)	(57,165)
Preferred stock dividends	(3,152)	(6,067)
Net loss attributable to common shareholders	$(36,625)	$(63,232)
Net loss per share:
Basic	$(0.43)	$(0.88)
Diluted	$(0.43)	$(0.88)

Weighted average shares outstanding – basic	85,941	71,820
Weighted average shares outstanding – diluted	85,941	71,820

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(33,473)	$(57,165)
Other comprehensive loss:
Change in pension and postretirement obligations, net of tax of $0 in 2016 and $(6) in 2015	(27)	(11)
	(27)	(11)
Comprehensive loss	$(33,500)	$(57,176)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	As of
	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$26,532	$11,955
Accounts receivable, net of allowance for doubtful accounts	43,837	47,965
Derivative assets	49,030	97,956
Other current assets	4,495	7,104
Total current assets	123,894	164,980
Property and equipment, net (successful efforts method)	334,506	344,395
Other assets	8,103	8,350
Total assets	$466,503	$517,725

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$110,353	$103,525
Debt obligations, net of unamortized issuance costs	1,202,492	1,224,383
Total current liabilities	1,312,845	1,327,908
Other liabilities	102,880	104,938

Commitments and contingencies (Note 12)

Shareholders’ deficit:
Preferred stock of $100 par value – 100,000 shares authorized; Series A – 3,864 and 3,915 shares issued as of March 31, 2016 and December 31, 2015, respectively, and Series B – 17,152 and 27,551issued as of March 31, 2016 and December 31, 2015, each with a redemption value of $10,000 per share	2,102	3,146
Common stock of $0.01 par value – 228,000,000 shares authorized; 87,008,148 and 81,252,676 shares issued as of March 31, 2016 and December 31, 2015, respectively	685	628
Paid-in capital	1,211,474	1,211,088
Accumulated deficit	(2,163,744)	(2,130,271)
Deferred compensation obligation	3,440	3,440
Accumulated other comprehensive income	395	422
Treasury stock – 455,689 and 455,689 shares of common stock, at cost, as of March 31, 2016 and December 31, 2015, respectively	(3,574)	(3,574)
Total shareholders’ deficit	(949,222)	(915,121)
Total liabilities and shareholders’ deficit	$466,503	$517,725

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(33,473)	$(57,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	13,812	90,790
Accretion of firm transportation obligation	175	212
Derivative contracts:
Net gains	(4,492)	(22,867)
Cash settlements, net	30,559	37,492
Deferred income tax expense	—	141
Loss on sales of assets, net	153	91
Non-cash exploration expense	856	1,983
Non-cash interest expense	1,269	1,104
Share-based compensation (equity-classified)	(602)	990
Other, net	(4)	9
Changes in operating assets and liabilities, net	20,278	(7,228)
Net cash provided by operating activities	28,531	45,552

Cash flows from investing activities
Capital expenditures – property and equipment	(14,005)	(168,994)
Proceeds from sales of assets, net	126	116
Net cash used in investing activities	(13,879)	(168,878)

Cash flows from financing activities
Proceeds from revolving credit facility borrowings	—	127,000
Repayment of revolving credit facility borrowings	(75)	—
Dividends paid on preferred stock	—	(6,067)
Net cash (used in) provided by financing activities	(75)	120,933
Net increase (decrease) in cash and cash equivalents	14,577	(2,393)
Cash and cash equivalents – beginning of period	11,955	6,252
Cash and cash equivalents – end of period	$26,532	$3,859

Supplemental disclosures:
Cash paid for:
Interest	$735	$732
Income taxes paid (refunds received)	$(35)	$—
Non-cash investing and financing activities:
Changes in accrued liabilities related to capital expenditures	$(9,697)	$(21,539)
Derivatives settled to reduce outstanding debt	$22,860	$—

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended March 31, 2016
(in thousands, except per share amounts)

1.	Nature of Operations
Penn Virginia Corporation (together with its consolidated subsidiaries unless the context otherwise requires, “Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged in the onshore exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas. Our current operations consist primarily of operating our producing wells in the Eagle Ford Shale (the “Eagle Ford”) in South Texas. Our operations are substantially concentrated with over 90 percent of our production, revenues and capital expenditures being attributable to this region. We also have less significant operations in Oklahoma, primarily in the Granite Wash.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain amounts for the corresponding 2015 periods have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations, balance sheets or cash flows.
Going Concern Presumption
Our unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. Our primary sources of liquidity have historically included cash from operating activities, borrowings under our revolving credit agreement (the “Revolver”), proceeds from sales of assets and, from time to time, proceeds from capital market transactions, including the offering of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGL and natural gas products, as well as variations in our production. Due primarily to the substantial decline in commodity prices over the last twelve months, our liquidity has been significantly negatively impacted. We have incurred net losses in each of the three years ended December 31, 2015, and reported a net loss attributable to common shareholders of $33.5 million for the three months ended March 31, 2016.
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
As of March 31, 2016 and through the date upon which the Consolidated Financial Statements were issued, we were not in compliance with certain covenants under the Revolver (see Note 7). In addition, we were required to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception. The audit report prepared by our registered independent public accountants with respect to the financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 included an explanatory paragraph expressing substantial doubt as to our ability to continue as a “going concern.” As a result of these factors, we are in default under the Revolver. Pursuant to an amendment to the Revolver (see Note 7), we received an agreement from our lenders that these defaults will not become events of default until May 10, 2016, if certain conditions have been satisfied.
Based on the foregoing and our current circumstances and general financial condition, it is highly likely that we will seek protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in an effort to accomplish a court-supervised comprehensive restructuring of our balance sheet.
Management’s Plans
As of March 31, 2016, the total outstanding principal amount of our debt obligations was approximately $1.2 billion. We are continuing to actively explore and evaluate various strategic alternatives to reduce the level of our debt obligations and lower our future cash interest obligations. In January 2016, we retained Kirkland & Ellis LLP (“K&E”), Jefferies LLC (“Jefferies”) and Alvarez & Marsal North America, LLC (“A&M”), as well as other consultants and legal and tax advisers, to provide strategic advice generally and to act as our advisers in that regard. The timing and outcome of these efforts is highly uncertain. One or more of these alternatives could potentially be consummated without the consent of any one or more of our current security holders and, if consummated, could be dilutive to the holders of our outstanding equity securities and adversely affect the trading prices and values of our current debt and equity securities or, if we were to seek protection under Chapter 11, could cause the shares of our common stock to be canceled, with limited recovery, if any. We are actively working to address these matters; however, there can be no assurance that our efforts will be successful or completed on commercially acceptable terms. Our Condensed Consolidated Financial Statements do not include any adjustments that may result from a potential Chapter 11 filing or from uncertainty surrounding our ability to continue as a going concern.
We incurred a total of $11.1 million in professional fees during the three months ended March 31, 2016 in connection with our ongoing negotiations with our creditors to refinance the Company. The total includes $7.8 million for our advisers and $3.3 million incurred by our banks and unsecured noteholders for which we are responsible. These costs are included as a component of our general and administrative expenses.
In an ongoing effort to reduce our administrative cost burden, we reduced our total employee headcount by 10 employees in February 2016. We incurred costs for severance and termination benefits in the amount of $0.8 million in connection with the release of these employees. These costs are included as a component of our general and administrative expenses. We paid a total of $0.4 million of these charges in cash during the three months ended March 31, 2016 leaving $0.4 million outstanding as of March 31, 2016. This amount is included in the Accounts payable and accrued liabilities caption on our Condensed Consolidated Balance Sheet.
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016–09, Improvements to Employee Share-based Payment Accounting (“ASU 2016–09”), which simplifies the accounting for share-based compensation. The areas for simplification that are applicable to publicly held companies are as follows: (1) Accounting for Income Taxes, (2) Classification of Excess Tax Benefits on the Statement of Cash Flows, (3) Forfeitures, (4) Minimum Statutory Tax Withholding Requirements and (5) Classification of Employee Taxes Paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. The effective date of ASU 2016–09 is January 1, 2017, with early adoption permitted. We are evaluating the effect that ASU 2016–09 will have on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016–02, Leases (“ASU 2016–02”), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016–02 also will require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016–02 is January 1, 2019, with early adoption permitted. We are evaluating the effect that ASU 2016–02 will have on our Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued ASU 2014–09, Revenues from Contracts with Customers (“ASU 2014–09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014–09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. We are evaluating the effect that ASU 2014–09 will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of ASU 2014–09 on our ongoing financial reporting.
Subsequent Events
Management has evaluated all activities of the Company through the date upon which our Condensed Consolidated Financial Statements were issued and has concluded that, except for the termination of certain derivative instruments in order to pay down a portion of the Revolver (see Notes 5 and 7) and our election not to pay interest due on our senior notes (see Note 7), no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

3.	Acquisitions and Divestitures
Acquisitions
Undeveloped Eagle Ford Acreage
In August 2014, we acquired undeveloped acreage in the Eagle Ford in Lavaca County, Texas for a purchase price of $45.6 million, of which $34.9 million was paid at closing and the balance of $10.7 million will be paid over three years as a drilling carry. We anticipate that we will incur an obligation for $1.9 million under the drilling carry commitment by June 2016.

Divestitures
South Texas Oil Gathering System Construction Rights and Natural Gas Gathering and Gas Lift Assets
In July 2014, we sold the rights to construct a crude oil gathering and intermediate transportation system in South Texas to Republic Midstream, LLC (“Republic”) and in January 2014, we sold our South Texas natural gas gathering and gas lift assets to American Midstream Partners, LP (“AMID”). Concurrent with these sales, we entered into long-term agreements with Republic and AMID to provide us crude oil gathering and intermediate transportation services and natural gas gathering, compression and gas lift services, respectively, for a substantial portion of our future South Texas production. We realized significant gains and recognized a substantial portion thereof upon the closing of these transactions in 2014. With respect to the Republic transaction, $75.7 million of the total gain was deferred and is being recognized over a twenty-five year period which began in March 2016. We amortized $0.1 million of the deferred gain during the three months ended March 31, 2016. As of March 31, 2016, $3.0 million of the remaining deferred gain is included as a component of Accounts payable and accrued expenses and $72.6 million, representing the remaining noncurrent portion, is included as a component of Other liabilities on our Condensed Consolidated Balance Sheets. With respect to the AMID transaction, $10.6 million of the total gain was deferred and is being recognized over a twenty-five year period which began in January 2014. We amortized $0.1 million of the deferred gain during each of the three months ended March 31, 2016 and 2015. As of March 31, 2016, $0.4 million of the remaining deferred gain was included as a component of Accounts payable and accrued expenses and $9.3 million, representing the noncurrent portion, was included as a component of Other liabilities on our Condensed Consolidated Balance Sheets.

4.       Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	As of
	March 31,	December 31,
	2016	2015
Customers	$20,167	$23,481
Joint interest partners	18,907	18,381
Other	6,381	7,658
	45,455	49,520
Less: Allowance for doubtful accounts	(1,618)	(1,555)
	$43,837	$47,965
For the three months ended March 31, 2016, two customers accounted for $26.5 million, or approximately 88%, of our consolidated product revenues. The revenues generated from these customers during the three months ended March 31, 2016 were $13.9 million and $12.6 million, or 46% and 42% of the consolidated total, respectively. As of March 31, 2016, $5.9 million, or approximately 29%, of our consolidated accounts receivable from customers was related to these customers. For the three months ended March 31, 2015, three customers accounted for $47.9 million, or approximately 66%, of our consolidated product revenues. The revenues generated from these customers during the three months ended March 31, 2015 were $28.0 million, $12.0 million, and $7.9 million, or approximately 38%, 17% and 11% of the consolidated total, respectively. As of December 31, 2015, $21.1 million, or approximately 90%, of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

5.	Derivative Instruments
We utilize derivative instruments to mitigate our financial exposure to crude oil and natural gas price volatility. Our derivative instruments are not formally designated as hedges in the context of U.S. GAAP.
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
In March 2016, we terminated two derivative contracts for $22.9 million of proceeds that were used to reduce amounts outstanding under the Revolver. In connection with these transactions, the counterparties to the derivative contracts, which are also affiliates of participant banks in the Revolver, transferred the cash proceeds from the transactions directly to the administrative agent under the Revolver in order to reduce the amount outstanding thereunder. Accordingly, the transactions have been presented as non-cash financing activities on our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. During April 2016, we terminated two additional derivative contracts for total proceeds of $22.6 million and applied $16.6 million to further reduce amounts outstanding under the Revolver in a manner similar to the March transactions (see Note 7).
The following table sets forth our commodity derivative positions as of March 31, 2016:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Second quarter 2016	Swaps	4,000	$81.45		$15,107	$—
Third quarter 2016	Swaps	4,000	$81.45		14,478	—
Fourth quarter 2016	Swaps	4,000	$81.45		14,052	—
Settlements pending					5,393	—
Subsequent to the aforementioned April termination transactions, we have remaining hedged positions covering approximately 2,000 barrels of oil per day at a weighted-average price of $77.70 per barrel for the remainder of 2016. Our natural gas hedges expired in 2015 and we anticipate remaining unhedged with respect to natural gas production for the remainder of 2016.
Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included in the Derivatives caption on our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Cash settlements and gains (losses):
Cash received for:
Commodity contract settlements	$30,559	$37,492
Losses attributable to:
Commodity contracts	(26,067)	(14,625)
	$4,492	$22,867
The effects of derivative gains and (losses) and cash settlements (except for those cash settlements attributable to the aforementioned termination transactions) are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded in the Derivative contracts section of our Condensed Consolidated Statements of Cash Flows under the Net (gains) losses and Cash settlements, net captions.
The following table summarizes the fair values of our derivative instruments, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

Fair Values as of
		March 31, 2016		December 31, 2015
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$49,030	$—	$97,956	$—
As of March 31, 2016, we reported a commodity derivative asset of $49.0 million. The contracts associated with this position are with three counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	As of
	March 31,	December 31,
	2016	2015
Oil and gas properties:
Proved	$2,682,932	$2,678,415
Unproved	6,037	6,881
Total oil and gas properties	2,688,969	2,685,296
Other property and equipment	31,563	31,365
Total properties and equipment	2,720,532	2,716,661
Accumulated depreciation, depletion and amortization	(2,386,026)	(2,372,266)
	$334,506	$344,395

7.	Debt Obligations
The following table summarizes our debt obligations as of the dates presented:

	As of
	March 31, 2016		December 31, 2015
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Revolving credit facility [1]	$147,065		$170,000
Senior notes due 2019	300,000	$3,076	300,000	$3,295
Senior notes due 2020	775,000	16,497	775,000	17,322
Totals	1,222,065	$19,573	1,245,000	$20,617
Less: Unamortized issuance costs	(19,573)		(20,617)
Debt obligations, net of unamortized issuance costs	$1,202,492		$1,224,383
_______________________
1 Issuance costs attributable to the Revolver, which represent costs attributable to the access to credit over the Revolver’s contractual term, are presented as a component of Other assets (see Note 10).
Revolving Credit Facility
In January 2016, the Revolver was amended to (i) allow us to convert to or continue LIBOR loans without having to make a solvency representation and (ii) increase our mortgage requirement from 80 percent to 100 percent (subject to certain exceptions) of our proved reserves. On March 15, 2016, we entered into the Eleventh Amendment (the “Eleventh Amendment”) to the Revolver, which provided (i) for an extension before certain events of default under the Revolver will occur, (ii) for an initial reduction in commitments to $171.8 million and (iii) that the borrowing base under the Revolver is not subject to scheduled redetermination until May 15, 2016. Specifically, the extension period with respect to events of default was through 12:01 am on April 12, 2016, which was further extended through 12:01 am on May 10, 2016, as certain conditions were satisfied. The extension period can be terminated early upon certain triggering events. The key conditions to the first extension (April 12, 2016) and entry into the Eleventh Amendment were: (i) termination of certain hedge agreements and application of the proceeds against the loans (which resulted in a further reduction in our lenders’ commitments), (ii) entry into control agreements over deposit accounts, subject to customary exceptions, (iii) payment of adviser fees and (iv) agreement to certain changes to the Revolver, including increasing the interest rate by 1.00%, tightening certain restrictive covenants and agreeing that monthly hedge settlements will be applied against the loans. The key conditions to the second extension (May 10, 2016) were: (i) termination of certain additional hedges and application of a portion of the proceeds against the loans (which resulted in a further reduction in our lenders’ commitments) and (ii) no notification by the representative of the ad hoc committee of unsecured noteholders that they do not support such extension.

In connection with the first and second extensions, we terminated certain derivative contracts representing hedges and proceeds of $22.9 million and $16.6 million were applied to reduce the amounts outstanding under the Revolver in March 2016 and April 2016, respectively.
Pursuant to the Eleventh Amendment, as of March 31, 2016, the commitments under the Revolver were reduced to $148.9 million. As a result of the April hedge termination transaction referenced above, the total commitment was further reduced to $126.9 million, which is equal to our currently outstanding loans ($125.0 million) and issued letters of credit ($1.9 million). Because we do not have any unused commitment capacity, we are not able to draw on the Revolver to pay our second quarter interest payments on our senior notes or for any other purpose. Moreover, our lenders may in the future exercise their right to redetermine our borrowing base under the Revolver. If our borrowing base is redetermined below the amount of our outstanding borrowings, a deficiency will result, and any deficiency must be repaid within 60 days.
Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 2.500% to 3.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0% (clauses (a), (b) and (c) (the “Base Rate”)), and, in each case, plus an applicable margin (ranging from 1.500% to 2.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of March 31, 2016, the actual interest rate on the outstanding borrowings under the Revolver was 4.125% which is derived from an Adjusted LIBOR rate of 0.625% plus an applicable margin of 3.5000%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of March 31, 2016, commitment fees were charged at a rate of 0.500%.
The Revolver is guaranteed by the Company and all of our material subsidiaries (the “Guarantor Subsidiaries”). The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.
The Revolver includes current ratio, leverage ratio and credit exposure financial covenants. Under the current ratio covenant, the ratio of current assets to current liabilities as of the last day of any fiscal quarter may not be less than 1.0 to 1.0. Current assets and current liabilities attributable to derivative instruments are excluded. In addition, current assets include the amount of any unused commitment under the Revolver. Under the leverage ratio covenant, the ratio of total debt to EBITDAX, for any four consecutive quarters may not exceed 4.75 to 1.0 through March 31, 2016; 5.25 to 1.0 through June 30, 2016; 5.50 to 1.0 through December 31, 2016; 4.50 to 1.0 through March 31, 2017; and 4.0 to 1.0 through maturity in September 2017. Furthermore, we are precluded from the payment of cash dividends on our outstanding convertible preferred stock if the leverage ratio for the preceding four quarters exceeds 5.0 to 1.0. Pursuant to the Eleventh Amendment, we are precluded from paying dividends on our outstanding convertible preferred stock and common stock. Under the credit exposure covenant, the ratio of credit exposure to EBITDAX for any four consecutive quarters ending on or prior to March 31, 2017 may not exceed 2.75 to 1.0. Credit exposure consists of all outstanding borrowings under the Revolver, including any outstanding letters of credit.
As of March 31, 2016 and through the date upon which the Consolidated Financial Statements were issued, we were not in compliance with the current ratio covenant or the leverage ratio covenant under the Revolver. Due primarily to substantial doubt with respect to our ability to continue as a going concern, our registered independent public accountants have expressed an opinion with a going concern explanatory paragraph on our consolidated audited financial statements for the year ended December 31, 2015. A going concern explanatory paragraph represents a violation of one of our non-financial affirmative covenants under the Revolver, which is characterized as a default, thereby making the outstanding borrowings under the Revolver subject to acceleration. Accordingly, the amounts outstanding under the Revolver were reclassified to current at December 31, 2015 and remain as such as of March 31, 2016. These defaults, however, are currently subject to the extension provided by the Eleventh Amendment, as described above. Due to various cross-default provisions under the indentures governing our senior notes, our senior notes are also classified as current liabilities as of March 31, 2016.
2019 Senior Notes
Our 7.25% Senior Notes due 2019 (the “2019 Senior Notes”), which were issued at par in April 2011, bear interest at an annual rate of 7.25% payable on April 15 and October 15 of each year. We may redeem all or part of the 2019 Senior Notes at a redemption price of 103.625% of the principal amount reducing to 100% in April 2017 and thereafter. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Additionally, the 2019 Senior Notes contain certain cross-default provisions, which could result in an event of default under the notes if the lenders under the Revolver accelerate the Revolver obligations. Such an event of default, if it occurs, would permit the noteholders to accelerate the 2019 Senior Notes. We elected not to make the $10.9 million interest payment on the 2019 Senior Notes due April 15, 2016. If we do not make such interest payment by May 15, 2016, there will be an event of default pursuant to the indenture governing the 2019 Senior Notes.

2020 Senior Notes
Our 8.50% Senior Notes due 2020 (the “2020 Senior Notes”), which were issued at par in April 2013, bear interest at an annual rate of 8.50% payable on May 1 and November 1 of each year. Beginning in May 2017, we may redeem all or part of the 2020 Senior Notes at a redemption price of 104.250% of the principal amount reducing to 100% in May 2019 and thereafter. The 2020 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The obligations under the 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Additionally, the 2020 Senior Notes contain certain cross-default provisions, which could result in an event of default under the notes if the lenders under the Revolver accelerate the Revolver obligations. Such an event of default, if it occurs, would permit the noteholders to accelerate the 2020 Senior Notes. We do not expect to make the scheduled $32.9 million interest payment on the 2020 Senior Notes that is due on May 1, 2016.
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
We recognized a federal income tax benefit for the three months ended March 31, 2016 at the statutory rate of 35%; however, the federal tax benefit was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of recent cumulative losses. We recognized a minimal state deferred income tax expense for the three months ended March 31, 2015 at an effective rate of 0.2%. We received a state income tax refund of less than $0.1 million during the three months ended March 31, 2016.

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
The following table reconciles the obligation as of the dates presented:

	As of
	March 31,	December 31,
	2016	2015
Balance at beginning of period	$13,461	$14,790
Accretion	175	942
Cash payments, net	(527)	(2,271)
Balance at end of period	$13,109	$13,461
The accretion of the obligation, net of any recoveries from periodic sales of our contractual capacity, is charged as an offset to Other revenue.
As of March 31, 2016, $2.7 million of the obligation is classified as current and is included in the Accounts payable and accrued liabilities caption while the remaining $10.4 million is classified as noncurrent and is included in the Other liabilities caption on our Condensed Consolidated Balance Sheets.

10.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	As of
	March 31,	December 31,
	2016	2015
Other current assets:
Tubular inventory and well materials	$2,214	$2,878
Prepaid expenses	2,274	4,184
Other	7	42
	$4,495	$7,104
Other assets:
Assets of supplemental employee retirement plan (“SERP”)	$4,154	$4,123
Deferred issuance costs of the Revolver	1,347	1,572
Other	2,602	2,655
	$8,103	$8,350
Accounts payable and accrued liabilities:
Trade accounts payable	$17,847	$11,603
Drilling costs	3,086	12,074
Royalties and revenue – related	31,063	39,119
Compensation – related	9,925	9,904
Interest	38,102	15,531
Other	10,330	15,294
	$110,353	$103,525
Other liabilities:
Deferred gains on sales of assets	$81,831	$82,943
Firm transportation obligation	10,361	10,705
Asset retirement obligations (“AROs”)	2,677	2,621
Defined benefit pension obligations	1,100	1,129
Postretirement health care benefit obligations	755	731
Compensation – related	714	1,447
Deferred compensation – SERP obligations and other	4,521	4,434
Other	921	928
	$102,880	$104,938

11.	Fair Value Measurements
We apply the authoritative accounting provisions for measuring fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of March 31, 2016, the carrying values of all of these financial instruments, except the portion of our debt obligations with fixed interest rates, approximated fair value.
The following table summarizes the fair value of our debt obligations with fixed interest rates, which is estimated based on the published market prices for these financial liabilities, as of the dates presented:

	As of
	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2019	$58,020	$300,000	$40,830	$300,000
Senior Notes due 2020	139,268	775,000	125,473	775,000
	$197,288	$1,075,000	$166,303	$1,075,000
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and liabilities as of the dates presented:

	As of March 31, 2016
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$49,030	$—	$49,030	$—
Assets of SERP	4,154	4,154	—	—
Liabilities:
Deferred compensation – SERP obligations	(4,155)	(4,155)	—	—

	As of December 31, 2015
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$97,956	$—	$97,956	$—
Assets of SERP	4,123	4,123	—	—
Liabilities:
Deferred compensation – SERP obligations	(4,125)	(4,125)	—	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the three months ended March 31, 2016 and 2015.

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
Drilling and Completion Commitments
In March 2016, we terminated our one remaining drilling rig contract and incurred $0.4 million in early termination charges. In September 2015, we renegotiated an existing commitment to purchase certain coiled tubing services at a lower rate and extended the term to June 30, 2016. The minimum commitment remaining under this agreement was $0.6 million as of March 31, 2016. The coiled tubing services agreement includes an early termination provision that would require us to pay penalties equal to the remaining minimum commitment if we terminate the agreement prior to the end of its scheduled term.
Firm Transportation Commitments
We have entered into a contract for firm transportation capacity rights for specified daily volumes on a pipeline system with a remaining term of 13 years. The contract requires us to pay transportation demand charges regardless of the amount of pipeline capacity we use. The minimum commitment under this agreement is $0.8 million for the remaining three quarters of 2016 and approximately $1.1 million per year through 2028. We may sell excess capacity to third parties at our discretion.
Gathering and Intermediate Transportation Commitments
We have a long-term agreement for natural gas gathering, compression and gas lift services for a substantial portion of our natural gas production in the South Texas region through 2039. The agreement requires us to make certain minimum payments regardless of the volume of natural gas production until December 2016. The minimum fee requirement under this agreement is $3.8 million for the remaining three quarters of 2016.
We also have long-term agreements for gathering and intermediate pipeline transportation services for a substantial portion of our crude oil and condensate production in the South Texas region through 2041. These agreements require us to commit certain minimum volumes of crude oil production for the first ten years of the agreements’ terms, resulting in minimum fee requirements of approximately $12.3 million on an annual basis.
Drilling Carry
In connection with our August 2014 acquisition of undeveloped acreage in the Eagle Ford in Lavaca County, Texas, we committed to providing a drilling carry in the amount of $10.7 million to support development of this acreage through July 2017. If we have not incurred the full balance of the drilling carry by certain dates in 2016 and 2017, we will be required to make a cash payment to the seller to satisfy any shortfall. We anticipate that we will incur a $1.9 million obligation pursuant to this commitment in June 2016.

Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter that remained outstanding as of March 31, 2016. As of March 31, 2016, we also had AROs of approximately $2.7 million attributable to the plugging of abandoned wells.

13.	Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity (deficit) and the changes therein as of and for the three months ended March 31, 2016 and 2015:

	As of				As of
	December 31,		Dividends	All Other	March 31,
	2015	Net Loss	Declared	Changes [1]	2016
Preferred stock [2]	$3,146	$—	$—	$(1,044)	$2,102
Common stock [2]	628	—	—	57	685
Paid-in capital [2]	1,211,088	—	—	386	1,211,474
Accumulated deficit	(2,130,271)	(33,473)	—	—	(2,163,744)
Deferred compensation obligation	3,440	—	—	—	3,440
Accumulated other comprehensive income [3]	422	—	—	(27)	395
Treasury stock	(3,574)	—	—	—	(3,574)
	$(915,121)	$(33,473)	$—	$(628)	$(949,222)

	As of				As of
	December 31,		Dividends	All Other	March 31,
	2014	Net Income	Declared [4]	Changes [1]	2015
Preferred stock	$4,044	$—	$—	$—	$4,044
Common stock	529	—	—	—	529
Paid-in capital	1,206,305	—	—	989	1,207,294
Accumulated deficit	(535,176)	(57,165)	(6,067)	—	(598,408)
Deferred compensation obligation	3,211	—	—	56	3,267
Accumulated other comprehensive income [3]	249	—	—	(11)	238
Treasury stock	(3,345)	—	—	(55)	(3,400)
	$675,817	$(57,165)	$(6,067)	$979	$613,564
_______________________
1 Includes equity-classified share-based compensation of $(602) and $990 for the three months ended March 31, 2016 and 2015, respectively.
2 A total of 52 shares, or 5,159 depositary shares, of our Series A 6% Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) were converted into 85,982 shares of our common stock during the three months ended March 31, 2016. A total of 9,188 shares, or 918,800 depositary shares, of our Series B 6% Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) were converted into 5,009,017 shares of our common stock during the three months ended March 31, 2016. No Series A Preferred Stock or Series B Preferred Stock was converted during the three months ended March 31, 2015.
3 Accumulated other comprehensive income (“AOCI”) is entirely attributable to our defined benefit pension and postretirement health care plans. The changes in the balance of AOCI for the three months ended March 31, 2016 and 2015 represent reclassifications from AOCI to net periodic benefit expense, a component of General and administrative expenses, of $(27) and $(17) and are presented above net of taxes of $0 and $(6), respectively.
4 Includes dividends declared of $150.00 per share on the Series A Preferred Stock for the three months ended March 31, 2015, and $150.00 per share on the Series B Preferred Stock for the three months ended March 31, 2015.
In September 2015, we announced a suspension of quarterly dividends on the Series A Preferred Stock and Series B Preferred Stock for the quarter ended September 30, 2015. The suspension was extended through March 31, 2016. Pursuant to the Eleventh Amendment, we are precluded from making dividend payments on our Series A and Series B Preferred Stock. Our articles of incorporation provide that any unpaid dividends will accumulate. While the accumulation does not result in presentation of a liability on the balance sheet, the accumulated dividends are deducted from our net income (or added to our net loss) in the determination of income (loss) attributable to common shareholders and the corresponding computation of earnings (loss) per share. As of March 31, 2016, we had accumulated a total of $13.8 million in unpaid preferred stock dividends, including $2.2 million attributable to the Series A Preferred Stock and $11.6 million attributable to the Series B Preferred Stock.

If we do not pay dividends on our Series A Preferred Stock and Series B Preferred Stock for six quarterly periods, whether consecutive or non-consecutive, the holders of the shares of both series of preferred stock, voting together as a single class, will have the right to elect two additional directors to serve on our board of directors until all accumulated and unpaid dividends are paid in full.

14.	Share-Based Compensation and Other Benefit Plans
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
The following table summarizes our share-based compensation expense recognized for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Equity-classified awards:
Stock option awards	$(303)	$393
Common, deferred and restricted stock and stock unit awards	(299)	597
	(602)	990
Liability-classified awards	(7)	379
	$(609)	$1,369
As of March 31, 2016, we had $7.1 million of PBRSUs included in the Accounts payable and accrued liabilities caption on our Condensed Consolidated Balance Sheet. These awards are scheduled to settle in May 2016. As of March 31, 2016, an amount less than $0.1 million representing the fair value of unvested PBRSUs is included in the Other liabilities caption.
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized $0.2 million and $0.4 million of expense attributable the 401(k) Plan for the three months ended March 31, 2016 and 2015.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans which cover a limited population of former employees that retired prior to 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three months ended March 31, 2016 and 2015.

15.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Interest on borrowings and related fees	$23,305	$22,808
Amortization of debt issuance costs	1,269	1,104
Capitalized interest	(140)	(1,899)
	$24,434	$22,013

16.	Earnings per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(33,473)	$(57,165)
Less: Preferred stock dividends [1]	(3,152)	(6,067)
Net loss attributable to common shareholders – basic and diluted	$(36,625)	$(63,232)

Weighted-average shares – basic	85,941	71,820
Effect of dilutive securities [2]	—	—
Weighted-average shares – diluted	85,941	71,820
_______________________
1 Preferred stock dividends were excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015, as the assumed conversion of the outstanding preferred stock would have been anti-dilutive.
2 For the three months ended March 31, 2016 and 2015, approximately 27.6 million and 31.3 million, respectively, of potentially dilutive securities, including the Series A Preferred Stock and Series B Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

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

•
other factors set forth in our periodic filings with the Securities and Exchange Commission, including the risks set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables.

Overview and Executive Summary
We are an independent oil and gas company engaged in the exploration, development and production of oil, NGLs and natural gas. Our current operations consist primarily of operating our producing wells in the Eagle Ford Shale, or the Eagle Ford, in South Texas. We also have less significant operations in Oklahoma, primarily in the Granite Wash.
As detailed in the discussion of our financial condition that follows, our liquidity is severely impaired and there exists substantial doubt regarding our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not reflect any adjustments that might result if we are unable to continue as a going concern or if we seek protection under the bankruptcy laws. Based on our current circumstances and general financial condition, it is highly likely that we will file a voluntary petition under Chapter 11 of the United States Bankruptcy Code, or Chapter 11, in an effort to accomplish a court-supervised comprehensive restructuring of our balance sheet.
The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Total production (MBOE)	1,394	2,225
Average daily production (BOEPD)	15,323	24,721
Crude oil and NGL production (MBbl)	1,187	1,734
Crude oil and NGL production as a percent of total	85%	78%
Product revenues, as reported	$30,321	$73,135
Product revenues, as adjusted for derivatives	$60,880	$110,627
Crude oil and NGL revenues as a percent of total, as reported	92%	88%
Realized prices:
Crude oil ($/Bbl)	$26.69	$44.26
NGL ($/Bbl)	$9.14	$13.60
Natural gas ($/Mcf)	$1.93	$2.91
Aggregate ($/BOE)	$21.75	$32.87
Operating costs ($/BOE):
Lease operating	$4.44	$5.20
Gathering, processing and transportation	2.74	3.37
Production and ad valorem taxes	0.54	2.11
General and administrative [1]	4.02	4.75
Total operating costs	$11.74	$15.43
Depreciation, depletion and amortization ($/BOE)	$9.91	$40.79
Cash provided by operating activities	$28,531	$45,552
Cash paid for capital expenditures	$14,005	$168,994
Cash and cash equivalents at end of period	$26,532	$3,859
Principal amount of debt obligations outstanding at end of period	$1,222,065	$1,237,000
Credit available under revolving credit facility at end of period [2]	$—	$286,196
Net development wells drilled and completed	2.3	14.1
______________________
1 Excludes equity-classified and liability-classified share-based compensation of $(0.44) and $0.62, strategic and financial advisory costs of $7.94 and $0.02 and restructuring expenses of $0.54 and less than $(0.01) for the three months ended March 31, 2016 and 2015.
2 Based on commitments of $148.9 million and $450 million as of March 31, 2016 and 2015, respectively.

Key Developments
The following general business developments and corporate actions had or may have a significant impact on the financial reporting and disclosure of our results of operations, financial position and cash flows:
Ongoing Efforts to Refinance the Company and Improve Liquidity
As of March 31, 2016, the total outstanding principal amount of our debt obligations was approximately $1.2 billion. We are continuing to actively explore and evaluate various strategic alternatives to reduce the level of our long-term debt and lower our future cash interest obligations. In January 2016, we retained Kirkland & Ellis LLP, or K&E, Jefferies LLC, or Jefferies, and Alvarez & Marsal North America, or A&M, as well as other consultants and legal and tax advisers, to provide strategic advice generally and to act as our advisers in that regard. The timing and outcome of these efforts is highly uncertain. One or more of these alternatives could potentially be consummated without the consent of any one or more of our current security holders and, if consummated, could be dilutive to the holders of our outstanding equity securities and adversely affect the trading prices and values of our current debt and equity securities or if we were to seek protection under Chapter 11, could cause the shares of our common stock to be canceled, with limited recovery, if any. Furthermore, there can be no assurance that any of these alternatives will be successful or completed on commercially acceptable terms.
We incurred a total of $11.1 million in professional fees during the three months ended March 31, 2016 in connection with our ongoing negotiations with our creditors to refinance the Company. The total includes $7.8 million for our advisers and $3.3 million incurred by our banks and unsecured noteholders for which we are responsible. These costs are included as a component of our general and administrative expenses.
As of December 31, 2015 and March 31, 2016, we were not in compliance with certain covenants under the Revolver which represents an event of default. Pursuant to the Eleventh Amendment to the Revolver dated as of March 15, 2016, or the Eleventh Amendment, we have received an agreement from our lenders that such defaults will not become events of default under the Revolver until May 10, 2016. If we do not obtain a waiver or other suitable relief from the lenders under the Revolver before the extension expires, there will exist an event of default under the Revolver. Even if we obtain such a waiver or other relief, we still believe we cannot comply with the leverage covenant during the next twelve months. If we cannot obtain from our lenders a waiver of such potential breach or an amendment of the leverage covenant, our breach would constitute an event of default that could result in an acceleration of substantially all of our outstanding indebtedness. We would not have sufficient capital to satisfy these obligations.
We elected not to make the $10.9 million interest payment on the 7.25% Senior Notes due 2019, or 2019 Senior Notes, due April 15, 2016. If we do not make such interest payment by May 15, 2016, there will be an event of default pursuant to the indenture governing the 2019 Senior Notes.
Restructuring Actions
In an ongoing effort to reduce our administrative cost burden, we reduced our total employee headcount by 10 employees in February 2016. We incurred costs for severance and termination benefits in the amount of $0.8 million in connection with the release of these employees. These costs are included as a component of our general and administrative expenses. We paid a total of $0.4 million of these charges in cash during the three months ended March 31, 2016 leaving $0.4 million outstanding as of March 31, 2016. This amount is included in the Accounts payable and accrued liabilities caption on our Condensed Consolidated Balance Sheet.
Termination of Derivative Contracts
In March 2016, we terminated two derivative contracts for $22.9 million of proceeds that were used to reduce amounts outstanding under the Revolver. In connection with these transactions, the counterparties to the derivative contracts, which are also affiliates of participant banks in the Revolver, transferred the cash proceeds from the transactions directly to the administrative agent under the Revolver in order to reduce the amount outstanding thereunder. Accordingly, the transactions have been presented as non-cash financing activities on our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. During April 2016, we terminated two additional derivative contracts for total proceeds of $22.6 million and applied $16.6 million to further reduce amounts outstanding under the Revolver in a manner similar to the March transactions.
Suspension of Drilling Program
In response to the recent declines in commodity prices, and given the uncertainty regarding the timing and magnitude of any price recovery, we suspended our drilling activities in February 2016. While we intend to resume drilling in 2016, there can be no assurance that we will have adequate capital to do so.

Production and Development in the Eagle Ford
Our Eagle Ford production was 14,188 BOEPD during the three months ended March 31, 2016, with oil comprising 10,504 BOPD, or 74 percent, and NGLs and natural gas comprising approximately 14 percent and 12 percent. Our first quarter production represented a 14 percent decrease compared to 16,544 BOEPD during the three months ended December 31, 2016, of which 11,764 BOPD, or 71 percent, was crude oil, 16 percent was NGLs and 13 percent was natural gas. The sequential decline in production was attributable to the suspension of our drilling program and natural declines from existing wells.

Financial Condition
Ability to Continue as a Going Concern
The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and as a result of our financial condition, our registered independent public accountants issued an opinion with an explanatory paragraph on our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 expressing substantial doubt as to our ability to continue as a “going concern.” The Revolver requires us to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception. Furthermore, we have classified all of our total outstanding debt as short-term as of December 31, 2015, which represents a breach of the current ratio covenant under the Revolver. Pursuant to the Eleventh Amendment, we have received an agreement from our lenders that such default, together with certain other defaults, will not become events of default until May 10, 2016. For additional information regarding the Eleventh Amendment, please see Note 7 to the Condensed Consolidated Financial Statements.
Based on the above circumstances and our general financial condition, it is highly likely that we will file a voluntary petition under Chapter 11 in an effort to accomplish a court-supervised comprehensive restructuring of our balance sheet.
Liquidity
Our primary sources of liquidity have historically included cash from operating activities, borrowings under the Revolver, proceeds from sales of assets and, from time to time, proceeds from capital market transactions, including the offering of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. As a result of continued low oil and natural gas prices during 2015 and into 2016, our liquidity has been significantly negatively impacted.
As of March 31, 2015, we had an aggregate amount of approximately $1.2 billion of debt outstanding. We are required to pay interest on our senior notes in the amount of $87.6 million in 2016, including $10.9 million in April 2016 attributable to our 2019 Senior Notes and $32.9 million in May 2016 attributable to our 8.5% Senior Notes due 2020, or 2020 Senior Notes. The amount attributable to the 2019 Senior Notes was due on April 15, 2016 and we elected not to make that payment, which will result in an event of default if we do not make the interest payment prior to the expiration of the 30-day grace period. Our ability to make our interest payments going forward is severely in doubt. As of March 31, 2016, we had only $26.5 million in cash and cash equivalents. Pursuant to the Eleventh Amendment, the commitments under the Revolver were reduced to $126.9 million in April 2016, which is equal to our currently outstanding loans ($125.0 million) and issued letters of credit ($1.9 million) under the Revolver. Because we do not have any unused commitment capacity, we are not able to draw on the Revolver to pay our second quarter interest payments on our senior notes or for any other purpose. Furthermore, we are required, at the time of borrowing and as a condition to borrowing, to make certain representations to our lenders. We are not currently be able to make these representations, nor is it likely that we will be able to do so in the future unless we can restructure our debt obligations. There can be no assurance that we will be able to restructure our debt obligations. While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or to otherwise extend the maturity dates, and to cure any potential defaults under the agreements governing such debt, there is no assurance that any particular action or actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our debt agreements will be sufficient.
Moreover, our lenders may in the future exercise their right to redetermine our borrowing base under the Revolver. Pursuant to the Eleventh Amendment, any such redetermination will not occur until after May 15, 2016. If our borrowing base is redetermined below the amount of our outstanding borrowings, a deficiency will result, and any deficiency must be repaid within 60 days.

Capital Resources
Our business plan for 2016 reflects a temporary suspension of our drilling program as a result of depressed commodity prices. If we resume a drilling program, we expect to allocate all of our capital expenditures to the Eagle Ford. We continually review our drilling and capital expenditure plans and may change the amount we spend, or the allocations, based on available opportunities, product pricing, industry conditions, cash from operating activities and the overall availability of capital. For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash From Operating Activities. In addition to commodity price volatility, as discussed in detail below, our cash from operating activities is impacted by the timing of our working capital requirements. The most significant component thereof is the timing of payments made for drilling and completion capital expenditures and the related billing and collection of our partners’ share thereof. This component can be substantial to the extent that we are the operator of lower working interest wells. In certain circumstances, we have and will continue to utilize capital cash calls to mitigate the burden on our working capital. In addition, we have been required to make prepayments for certain oilfield products and services due to our weak credit standing.
Historically, we have actively managed our exposure to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production, typically through the use of collar and swap contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices, the magnitude of our capital program and our operating strategy. In March 31, 2016, we terminated two derivative contracts for $22.9 million of proceeds that were used to reduce amounts outstanding under the Revolver. During April 2016, we terminated two additional derivative contracts for total proceeds of $22.6 million and applied $16.6 million to further reduce amounts outstanding under the Revolver in a manner similar to the March transactions. During the three months ended March 31, 2016, our commodity derivatives portfolio resulted in $30.6 million of net cash receipts related to lower than anticipated prices received for our crude oil production. If commodity prices remain depressed, we anticipate that our derivative portfolio will continue to result in receipts from settlements for the remainder of 2016.
Subsequent to the aforementioned April termination transactions, we have remaining hedged positions covering approximately 2,000 barrels of oil per day at a weighted-average price of $77.70 per barrel for the remainder of 2016. Our natural gas hedges expired in 2015 and we anticipate remaining unhedged with respect to natural gas production for the remainder of 2016.
Revolver Borrowings. Pursuant to the Eleventh Amendment, the commitments under the Revolver were reduced to $126.9 million in April 2016, which is equal to our currently outstanding loans ($125 million) and issued letters of credit ($1.9 million) under the Revolver. Because we do not have any unused commitment capacity, we will not be able to draw on the Revolver to pay our second quarter interest payments on our senior notes or for any other purpose. While we will attempt to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults under the agreements governing such debt, there is no assurance that any particular action or actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our debt agreements will be sufficient.
Moreover, our lenders may in the future exercise their right to redetermine our borrowing base under the Revolver. Pursuant to the Eleventh Amendment, any such redetermination will not occur until after May 15, 2016. If our borrowing base is redetermined below the amount of our outstanding borrowings, a deficiency will result, and any deficiency must be repaid within 60 days.
For additional information regarding the terms and covenants under the Revolver, see “Capitalization” discussion that follows. The following table summarizes our borrowing activity under the Revolver during the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended March 31, 2016	$165,885	$170,000	3.0650%
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2016	2015	Variance
Cash flows from operating activities
Operating cash flows, net	$(10,391)	$18,913	$(29,304)
Working capital changes (excluding income taxes and restructuring costs paid), net	21,567	(5,898)	27,465
Commodity derivative settlements received (paid), net:
Crude oil	30,559	36,811	(6,252)
Natural gas	—	681	(681)
Income taxes received	35	—	35
Drilling rig termination charges paid	—	(4,376)	4,376
Strategic and financial advisory costs paid	(12,350)	—	(12,350)
Restructuring and exit costs paid	(889)	(579)	(310)
Net cash provided by operating activities	28,531	45,552	(17,021)
Cash flows from investing activities
Capital expenditures – property and equipment	(14,005)	(168,994)	154,989
Proceeds from sales of assets, net	126	116	10
Net cash used in investing activities	(13,879)	(168,878)	154,999
Cash flows from financing activities
(Repayments) proceeds from revolving credit facility borrowings, net	(75)	127,000	(127,075)
Dividends paid on preferred stock	—	(6,067)	6,067
Net cash (used in) provided by financing activities	(75)	120,933	(121,008)
Net increase (decrease) in cash and cash equivalents	$14,577	$(2,393)	$16,970
Cash Flows From Operating Activities. Aggregate commodity prices declined 34 percent during the three months ended March 31, 2016 compared to the corresponding period in 2015 and production volume declined 37 percent due to the suspension of our Eagle Ford drilling program in February 2016 and the sale of our East Texas assets in August 2015. The combined effect of these factors contributed to the substantial reduction in the realized cash receipts from our product revenues. During the 2016 period, we incurred and paid professional fees and other consulting costs associated with our ongoing restructuring initiatives. Restructuring and exit costs were higher during the 2016 period due primarily to the payment of termination and severance benefits in connection with reductions in our employee headcount in February 2016. In addition, we received lower settlements from derivatives during the 2016 period due primarily to: (i) lower crude oil volumes subject to hedges, (ii) the expiration of our natural gas hedges in the 2015 period and (iii) the early termination of certain derivative contracts to be utilized to pay down borrowings under the Revolver. The overall decline in operating cash flows was partially offset by lower working capital changes driven by lower settlements of certain accruals in the 2016 period compared to the 2015 period including (i) accrued compensation awards, (ii) other benefits and support costs associated with a lower employee headcount, (iii) other variable operating and general and administrative costs associated with a lower level of production and drilling activity and (iv) a focused effort to manage accounts payables to conserve cash while we continued efforts to restructure the Company. Also partially offsetting the decline in operating cash flows was the reduction in amounts paid to release operated drilling rigs.
Cash Flows From Investing Activities. As illustrated in the tables below, our cash payments for capital expenditures were substantially lower during the three months ended March 31, 2016 compared to the corresponding period during 2015 due primarily to the suspension of our capital program in 2016. Furthermore, the 2016 period includes substantially lower settlements of accrued capital charges from the prior year-end period.

The following table sets forth costs related to our capital program for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Oil and gas:
Drilling and completion	$4,008	$134,140
Lease acquisitions and other land-related costs [1]	205	8,804
Pipeline, gathering facilities and other equipment	318	2,868
Geological, geophysical (seismic) and delay rental costs	(19)	279
	4,512	146,091
Other – Corporate	—	384
Total capital program costs	$4,512	$146,475
______________________
1 Includes site preparation and other pre-drilling costs.
The following table reconciles the total costs of our capital program with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Total capital program costs	$4,512	$146,475
Decrease in accrued capitalized costs	9,697	21,359
Less:
Exploration costs charged to operations:
Geological, geophysical (seismic) and delay rental costs	19	(279)
Transfers from tubular inventory and well materials	(505)	(2,542)
Add:
Tubular inventory and well materials purchased in advance of drilling	142	2,082
Capitalized interest	140	1,899
Total cash paid for capital expenditures	$14,005	$168,994
Cash Flows From Financing Activities. Cash flows from financing activities for the three months ended March 31, 2016 included a repayment of $0.1 million under the Revolver while the 2015 period included net borrowings of $127 million. We did not pay dividends on the Series A Preferred Stock and Series B Preferred Stock during the three months ended March 31, 2016 while the 2015 period includes dividend payments of $6.1 million.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	March 31,	December 31,
	2016	2015
Revolving credit facility	$147,065	$170,000
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	775,000
Total debt	1,222,065	1,245,000
Shareholders’ equity [1]	(949,222)	(915,121)
	$272,843	$329,879
Debt as a % of total capitalization	448%	377%
_____________________
1 Includes 3,864 and 3,915 shares of the Series A Preferred Stock as of March 31, 2016 and December 31, 2015, respectively, and 17,152 and 27,551 shares of the Series B Preferred Stock as of March 31, 2016 and December 31, 2015, respectively. Both series of preferred stock have a liquidation preference of $10,000 per share representing a total of $210.2 million and $314.7 million as of March 31, 2016 and December 31, 2015, respectively.

Revolving Credit Facility. Borrowings under the Revolver bear interest, at our option, at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin (ranging from 2.500% to 3.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, (clauses (a), (b) and (c)), or the Base Rate, plus, in each case, an applicable margin (ranging from 1.500% to 2.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available Revolver capacity. As of March 31, 2016, the actual interest rate applicable to the Revolver was 4.1250%, which is derived from an Adjusted LIBOR rate of 0.6250% plus an applicable margin of 3.50%. Commitment fees are charged at 0.375% to 0.500% on the undrawn portion of the Revolver depending on our ratio of outstanding borrowings to the available Revolver capacity. As of March 31, 2016, commitment fees were being charged at a rate of 0.500%.
The Revolver is guaranteed by the Company and all of our material subsidiaries, or the Guarantor Subsidiaries. The obligations under the Revolver are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.
2019 Senior Notes. The 2019 Senior Notes, which were issued at par in April 2011, bear interest at an annual rate of 7.25% payable on April 15 and October 15 of each year. We may redeem all or part of the 2019 Senior Notes at a redemption price of 103.625% of the principal amount reducing to 100% in June 2017 and thereafter. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Additionally, the 2019 Senior Notes contain certain cross-default provisions, which would result in an event of default under the notes if our lenders under the Revolver accelerate the Revolver obligations. Such event of default, if it occurs, would permit the noteholders to accelerate the 2019 Senior Notes. We elected not to make the $10.9 million interest payment on the 2019 Senior Notes due April 15, 2016. If we do not make such interest payment by May 15, 2016, there will be an event of default pursuant to the indenture governing the 2019 Senior Notes.
2020 Senior Notes. The 2020 Senior Notes, which were issued at par in April 2013, bear interest at an annual rate of 8.50% payable on May 1 and November 1 of each year. Beginning in May 2017, we may redeem all or part of the 2020 Senior Notes at a redemption price of 104.250% of the principal amount reducing to 100% in May 2019 and thereafter. The 2020 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the Revolver, to the extent of the collateral securing that indebtedness. The 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Additionally, the 2020 Senior Notes contain certain cross-default provisions, which would result in an event of default under the notes if our lenders under the Revolver accelerate the Revolver obligations. Such event of default, if it occurs, would permit the noteholders to accelerate the 2020 Senior Notes. We do not expect to make the scheduled $32.9 million interest payment on the 2020 Senior Notes that is due on May 1, 2016.
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
In September 2015, we announced a suspension of quarterly dividends on the Series A Preferred Stock and Series B Preferred Stock for the quarter ended September 30, 2015. The suspension was extended through March 31, 2016. Our articles of incorporation provide that any unpaid dividends will accumulate, including the unpaid dividends for the quarters ended September 30, 2015, December 31, 2015 and March 31, 2016 and any future unpaid dividends. If we do not pay dividends on our Series A and B Preferred Stock for six quarterly periods, whether consecutive or non-consecutive, the holders of the shares of both series of preferred stock, voting together as a single class, will have the right to elect two additional directors to serve on our board of directors until all accumulated and unpaid dividends are paid in full. Pursuant to the Eleventh Amendment, we are precluded from making dividend payments on our Series A Preferred Stock and Series B Preferred Stock.
While the accumulation does not result in presentation of a liability on the balance sheet, the accumulated dividends are added to our net loss in the determination of the loss attributable to common shareholders and the related loss per share. As of March 31, 2016, we accumulated a total of $13.8 million in unpaid preferred stock dividends, including $2.2 million attributable to the Series A Preferred Stock and $11.6 million attributable to the Series B Preferred Stock.
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
The following table summarizes the actual results of our financial covenant compliance under the Revolver as of and for the period ended March 31, 2016:

	Required	Actual
Description of Covenant	Covenant	Results
Total debt to EBITDAX	< 4.75 to 1	5.3 to 1
Credit exposure to EBITDAX	< 2.75 to 1	0.7 to 1
Current ratio	> 1.00 to 1	0.1 to 1
Interest coverage	> 2.25 to 1	2.2 to 1
As of March 31, 2016 and through the date upon which the Consolidated Financial Statements were issued, we were not in compliance with the Total debt to EBITDAX and Current Ratio covenants under the Revolver. In addition, we were required to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception. The audit report prepared by our registered independent public accountants with respect to the financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 included an explanatory paragraph expressing substantial doubt as to our ability to continue as a “going concern.” As a result of these factors, we are in default under the Revolver. Pursuant to the Eleventh Amendment, we received an agreement from our lenders that these defaults will not become events of default until May 10, 2016, if certain conditions have been satisfied.

Results of Operations

Production
The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

	Total Production			Average Daily Production
	Three Months Ended			Three Months Ended
	March 31,		2016 vs.	March 31,		2016 vs.
	2016	2015	2015	2016	2015	2015
	(Total volume)			(Volume per day)
Crude oil (MBbl and Bbl per day)	973	1,337	(364)	10,691	14,855	(4,164)
NGLs (MBbl and Bbl per day)	214	397	(183)	2,347	4,409	(2,061)
Natural gas (MMcf and MMcf per day)	1,247	2,947	(1,700)	14	33	(19)
Total (MBOE and BOE per day)	1,394	2,225	(830)	15,323	24,720	(9,398)
% Change						(37)%
	Three Months Ended			Three Months Ended
	March 31,		2016 vs.	March 31,		2016 vs.
	2016	2015	2015	2016	2015	2015
	(MBOE)			(BOE per day)
South Texas [1]	1,291	1,925	(634)	14,188	21,390	(7,202)
Mid-Continent and other [2]	103	126	(23)	1,134	1,405	(271)
Divested properties [3]	—	173	(173)	—	1,925	(1,925)
	1,394	2,225	(830)	15,323	24,720	(9,398)
_______________________

[1]	The 2015 period includes total production and average daily production of approximately 37 MBOE (409 BOEPD) attributable to non-core Eagle Ford properties that we sold in October 2015.

[2]
The 2015 period includes total production and average daily production of approximately 9 MBOE (98 BOEPD) attributable to certain Mid-Continent properties that we sold in October 2015. Also includes total production and average daily production of approximately 5 MBOE (53 BOEPD) and 6 MBOE (63 BOEPD) for the three months ended March 31, 2016 and 2015 attributable to our three active Marcellus Shale wells.

[3]	The 2015 period includes total production and average daily production of approximately 173 MBOE (1,925 BOEPD) attributable to our former East Texas assets that were sold in August 2015.
Total production decreased during the three months ended March 31, 2016 compared to the corresponding period of 2015 due primarily to the suspension of our drilling program, the sale of our East Texas assets in August 2015 and natural production declines in all regions. Approximately 85 percent of total production during the three months ended March 31, 2016 was attributable to oil and NGLs compared to approximately 78 percent during the 2015 period. During the three months ended March 31, 2016, our Eagle Ford production represented approximately 93 percent of our total production compared to approximately 87 percent from this field during the corresponding period of 2015.

Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Three Months Ended			Three Months Ended
	March 31,		2016 vs.	March 31,		2016 vs.
	2016	2015	2015	2016	2015	2015
				($ per Unit of volume)
Crude oil (Total revenue and $ per barrel)	$25,966	$59,168	$(33,202)	$26.69	$44.26	$(17.57)
NGLs (Total revenue and $ per barrel)	1,953	5,396	(3,443)	9.14	13.60	(4.46)
Natural gas (Total revenue and $ per Mcf))	2,402	8,571	(6,169)	1.93	2.91	(0.98)
Total (Total revenue and $ per BOE)	$30,321	$73,135	$(42,814)	$21.75	$32.87	$(11.12)
% Change						(59)%
	Three Months Ended			Three Months Ended
	March 31,		2016 vs.	March 31,		2016 vs.
	2016	2015	2015	2016	2015	2015
				($ per BOE)
South Texas [1]	$28,755	$66,865	$(38,110)	$22.27	$34.73	$(12.46)
Mid-Continent and other [2]	1,566	2,948	(1,382)	15.17	23.30	(8.13)
Divested properties [3]	—	3,322	(3,322)	—	19.17	(19.17)
	$30,321	$73,135	$(42,814)	$21.75	$32.87	$(11.12)
_______________________

[1]	The 2015 period includes revenues of $1.6 million attributable to non-core Eagle Ford properties that we sold in October 2015.

[2]
The 2015 period includes revenues of $0.2 million attributable to certain Mid-Continent properties that we sold in October 2015 as well as revenues of less than $0.1 million and $0.1 million attributable to the Marcellus Shale for the three months ended March 31, 2016 and 2015.

[3]	The 2015 period includes revenues of $3.3 million attributable to our former East Texas assets that were sold in August 2015.

The following table provides an analysis of the change in our revenues for the three month periods ended March 31, 2016 compared to the corresponding periods in the prior year:

	Three Months Ended 2016 vs. 2015
	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$(16,110)	$(17,092)	$(33,202)
NGL	(2,491)	(952)	(3,443)
Natural gas	(4,943)	(1,226)	(6,169)
	$(23,544)	$(19,270)	$(42,814)
Effects of Derivatives
In the three months ended March 31, 2016, we received $30.6 million in cash settlements of crude oil derivatives. In the three months ended March 31, 2015, we received $36.8 million of cash settlements of crude oil and gas derivatives and $0.7 million of cash settlements of natural gas derivatives.

The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Crude oil revenues as reported	$25,966	$59,168	$(33,202)
Derivative settlements, net	30,559	36,811	(6,252)
	$56,525	$95,979	$(39,454)

Crude oil prices per Bbl, as reported	$26.69	$44.26	$(17.57)
Derivative settlements per Bbl	31.41	27.53	3.88
	$58.10	$71.79	$(13.69)

Natural gas revenues as reported	$2,402	$8,571	$(6,169)
Derivative settlements, net	—	681	(681)
	$2,402	$9,252	$(6,850)

Natural gas prices per Mcf, as reported	$1.93	$2.91	$(0.98)
Derivative settlements per Mcf	—	0.23	(0.23)
	$1.93	$3.14	$(1.21)
Loss on Sales of Property and Equipment
The three months ended March 31, 2016 and 2015 include losses realized on the sale of certain tubular inventory and well materials partially offset by the amortization of deferred gains from our 2014 sales of rights to construct a crude oil gathering and intermediate transportation system and our South Texas natural gas gathering and gas lift assets.
Other Revenues
Other revenues, which includes gathering, transportation, marketing, compression, water supply and disposal fees that we charge to third parties, net of marketing and related expenses as well as accretion of our unused firm transportation obligation, decreased during the three months ended March 31, 2016 from the corresponding period in 2015. Certain of these revenue sources declined following the sale of our assets in East Texas in August 2015 where we provided services to other producers. In addition, we realized lower water supply and disposal fees in the South Texas region during the 2016 period.
Lease Operating Expenses

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Lease operating	$6,192	$11,569	$5,377
Per unit of production ($/BOE)	4.44	5.20	$0.76
% Change per unit of production			15%
Lease operating expense, or LOE, decreased during the three months ended March 31, 2016 on an absolute and per unit basis compared to the corresponding period of 2015 due primarily to the sale of our East Texas assets in August 2015 which contributed $2.7 million to the decline. LOE attributable to the South Texas and Mid-Continent regions declined $2.3 million and $0.4 million due primarily to lower production volume and lower pricing for certain oilfield products and services.

Gathering, Processing and Transportation

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Gathering, processing and transportation	$3,818	$7,498	$3,680
Per unit of production ($/BOE)	$2.74	$3.37	$0.63
% Change per unit of production			19%
Gathering, processing and transportation, or GPT, charges decreased $3.2 million during the three months ended March 31, 2016 compared to the corresponding period of 2015 due to substantially lower production volumes in the South Texas region. We also experienced lower natural gas and NGL production in our Mid-Continent and other region which contributed $0.1 million to the decline from the 2015 period. We also experienced a decrease of $0.4 million resulting from the sale of our East Texas assets in August 2015.
Production and Ad Valorem Taxes

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Production and ad valorem taxes
Production/severance taxes	$196	$3,246	$3,050
Ad valorem taxes	557	1,443	886
	$753	$4,689	$3,936
Per unit production ($/BOE)	$0.54	$2.11	$1.57
% Change per unit of production			74%
Production/severance tax rate as a percent of product revenue	0.6%	4.4%
Production taxes in the South Texas region declined substantially during the three months ended March 31, 2016 compared to the corresponding period of 2015 due primarily to the substantial year-over-year decline in production volume and commodity prices and the sale of our East Texas assets in August 2015. We also recognized certain severance tax refunds attributable to prior periods in the Mid-Continent and other region during the 2016 period.
General and Administrative
The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Recurring general and administrative expenses	$5,600	$10,565	$4,965
Share-based compensation (liability-classified)	(7)	379	386
Share-based compensation (equity-classified)	(602)	990	1,592
Significant special charges:
Strategic and financial advisory costs	11,063	47	(11,016)
Restructuring expenses	748	(11)	(759)
Total general and administrative expenses	$16,802	$11,970	$(4,832)
Per unit of production ($/BOE)	$12.05	$5.38	$(6.67)
% Change per unit of production			(124)%
Per unit of production excluding equity-classified and liability-classified share-based compensation expense ($/BOE)	$12.49	$4.76	$(7.73)
Per unit of production excluding all share-based compensation and other significant special charges identified above ($/BOE)	$4.02	$4.75	$0.73

Excluding significant non-recurring expenses, our total general and administrative, or G&A, expenses decreased on both an absolute and per-unit basis during the three months ended March 31, 2016 compared to the corresponding period of 2015. Decreases in recurring G&A expenses were due primarily to lower payroll and benefits attributable to lower employee headcount, substantially lower cash-based incentive compensation, reduced travel and entertainment and lower corporate support costs.
Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, and represents mark-to-market charges associated with the change in fair value of the outstanding PBRSU grants. Our common stock performance relative to a defined peer group was less favorable during the 2016 period resulting in a reduction in liability-classified share-based compensation.
Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, decreased during the three months ended March 31, 2016 due primarily to forfeitures of certain awards.
During the three months ended March 31, 2016, we incurred substantial professional fees and other consulting costs associated with our ongoing refinancing efforts. In connection with our ongoing efforts to adjust the scale of our administrative cost structure, we terminated 10 employees in February 2016 and incurred termination and severance benefits of $0.8 million during the three months ended March 31, 2016.
Exploration
The following table sets forth the components of exploration expense for the periods presented:

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Unproved leasehold amortization	$856	$1,983	$1,127
Drilling rig termination charges	490	3,625	3,135
Geological and geophysical (seismic) costs	33	287	254
Other, primarily delay rentals	(52)	(8)	44
	$1,327	$5,887	$4,560
We experienced lower unproved leasehold amortization attributable to a declining leasehold asset base subject to amortization in the 2016 period as compared to the 2015 period. We also incurred an early termination charge in connection with the release of drilling rigs in the Eagle Ford in each of the 2016 and 2015 periods. Seismic and delay rental costs declined in the three months ended March 31, 2016 compared to the corresponding 2015 period due to the suspension of our drilling program.
Depreciation, Depletion and Amortization (DD&A)
The following table sets forth total and per unit costs for DD&A as well as the nature of the variance for the periods presented:

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
DD&A expense	$13,812	$90,760	$76,948
DD&A rate ($/BOE)	$9.91	$40.79	$30.88

	Production	Rates	Total
DD&A variance due to:	$33,897	$43,051	$76,948
The effects of lower production volumes and lower depletion rates resulting from impairments recorded in 2015 were the primary factors attributable to the decrease in DD&A during the three months ended March 31, 2016.

Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Interest on borrowings and related fees	$23,305	$22,808	$(497)
Amortization of debt issuance costs	1,269	1,104	(165)
Capitalized interest	(140)	(1,899)	(1,759)
	$24,434	$22,013	$(2,421)
Weighted-average debt outstanding	$1,241,070	$1,190,304
Weighted average interest rate	7.51%	7.66%
Interest expense increased during the three months ended March 31, 2016 compared to the corresponding period in 2015 due primarily to lower amounts capitalized following property impairments recognized in 2015 and higher interest rates on the Revolver as a result of the Eleventh Amendment.
Derivatives
The following table summarizes the components of our derivatives income for the periods presented:

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Oil and gas derivatives settled	$30,559	$37,492	$(6,933)
Oil and gas derivatives gain (loss)	(26,067)	(14,625)	(11,442)
	$4,492	$22,867	$(18,375)
We received cash settlements of $30.6 million and $36.8 million, respectively, for crude oil derivatives during the three months ended March 31, 2016 and 2015 and received cash settlements of $0.7 million for natural gas derivatives during the three months ended March 31, 2015. We had no natural gas derivatives outstanding during the three months ended March 31, 2016.
Other
In the three months ended March 31, 2016, we wrote-off approximately $1 million of unrecoverable amounts from prior years, including GPT charges and other revenue deductions, attributable primarily properties that have been sold.
Income Taxes

	Three Months Ended
	March 31,		2016 vs.
	2016	2015	2015
			Favorable (unfavorable)
Income tax expense	$—	$141	$(141)
Effective tax rate	—%	0.2%
We recognized a federal income tax benefit for the three months ended March 31, 2016 at the statutory rate of 35%; however, the federal tax benefit was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of recent cumulative losses. We recognized a minimal state deferred income tax expense for the three months ended March 31, 2015 at an effective rate of 0.2%. We received a state income tax refund of less than $0.1 million during the three months ended March 31, 2016.

 Critical Accounting Estimates
The process of preparing financial statements in accordance with U.S. GAAP requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Disclosure of our most critical accounting estimates that involve the judgment of our management can be found in our Annual Report on Form 10-K for the year ended December 31, 2015.

 Disclosure of the Impact of Recently Issued Accounting Standards to be Adopted in the Future
In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016–09, Improvements to Employee Share-based Payment Accounting, or ASU 2016–09, which simplifies the accounting for share-based compensation. The areas for simplification that are applicable to publicly held companies are as follows: (1) Accounting for Income Taxes, (2) Classification of Excess Tax Benefits on the Statement of Cash Flows, (3) Forfeitures, (4) Minimum Statutory Tax Withholding Requirements and (5) Classification of Employee Taxes Paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. The effective date of ASU 2016–09 is January 1, 2017, with early adoption permitted. We are evaluating the effect that ASU 2016–09 will have on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016–02, Leases, or ASU 2016–02, which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016–02 also will require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016–02 is January 1, 2019, with early adoption permitted. We are evaluating the effect that ASU 2016–02 will have on our Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued ASU 2014–09, Revenues from Contracts with Customers, or ASU 2014–09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014–09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. We are evaluating the effect that ASU 2014–09 will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of ASU 2014–09 on our ongoing financial reporting.

Item 3    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
All of our long-term debt instruments, with the exception of the Revolver, have fixed interest rates. Accordingly, our interest rate risk is attributable to our borrowings under the Revolver, which is subject to variable interest rates. As of March 31, 2016, we had borrowings of $147.1 million under the Revolver at an interest rate of 4.125%. Assuming a constant borrowing level of $147.1 million under the Revolver, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest payments of approximately $1.5 million on an annual basis.
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
As of March 31, 2016, our commodity derivative portfolio was in a net asset position. The contracts associated with this position are with three counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.

During the three months ended March 31, 2016, we reported net commodity derivative gain of $4.5 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.
The following table sets forth our commodity derivative positions as of March 31, 2016:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Second quarter 2016	Swaps	4,000	$81.45		$15,107	$—
Third quarter 2016	Swaps	4,000	$81.45		14,478	—
Fourth quarter 2016	Swaps	4,000	$81.45		14,052	—
Settlements pending					5,393	—
Subsequent to the hedge termination transactions referenced in Note 5 to the Condensed Consolidated Financial Statements, we have remaining hedged positions covering approximately 2,000 barrels of oil per day at a weighted-average price of $77.70 per barrel as of the end of April 2016 for the remainder of 2016. Our natural gas hedges expired in 2015 and we anticipate remaining unhedged with respect to natural gas production for the remainder of 2016.
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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(14.2)	$14.4

Effect on the remainder of 2016 operating income, excluding crude oil derivatives [2]	$18.7	$(18.7)
Effect on the remainder of 2016 operating income, excluding natural gas derivatives [2]	$2.7	$(2.7)
_____________________________

[1]	Based on derivatives outstanding as of March 31, 2016.

[2]	Based on a forecast which assumes no drilling during the remainder of 2016. These sensitivities are subject to significant change.

Item 4    Controls and Procedures
(a) Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2016, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1	Legal Proceedings

See Note 12 to our Condensed Consolidated Financial Statements included in Item 1 “Financial Statements,” for a more detailed discussion of our legal proceedings. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A	Risk Factors
Our business and operations are subject to a number of risks and uncertainties as described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6	Exhibits

(10.1)
Tenth Amendment, dated as of January 8, 2016, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 11, 2016).

(10.2)
Eleventh Amendment to the Credit Agreement, dated as of March 15, 2016, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

April 29, 2016	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)