Form 10-Q
period 2016-06-30
PENN VIRGINIA CORP
filed 2016-07-29
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 As of July 25, 2016, 88,217,880 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended June 30, 2016

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PENN VIRGINIA CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Crude oil	$32,019	$70,672	$57,985	$129,840
Natural gas liquids (NGLs)	2,431	5,191	4,384	10,587
Natural gas	1,917	7,260	4,319	15,831
Gain (loss) on sales of property and equipment, net	910	66	757	(25)
Other, net	(125)	427	204	1,910
Total revenues	37,152	83,616	67,649	158,143
Operating expenses
Lease operating	5,225	10,907	11,417	22,476
Gathering, processing and transportation	4,650	6,383	8,468	13,881
Production and ad valorem taxes	2,163	4,967	2,916	9,656
General and administrative	9,662	11,479	26,764	23,449
Exploration	4,320	4,362	5,647	10,249
Depreciation, depletion and amortization	11,746	85,416	25,558	176,206
Impairments	—	1,084	—	1,084
Total operating expenses	37,766	124,598	80,770	257,001
Operating loss	(614)	(40,982)	(13,121)	(98,858)
Other income (expense)
Interest expense	(32,221)	(23,023)	(56,655)	(45,036)
Derivatives	(21,759)	(15,495)	(17,267)	7,372
Other	(6)	(540)	(1,030)	(542)
Reorganization items, net	(7,380)	—	(7,380)	—
Loss before income taxes	(61,980)	(80,040)	(95,453)	(137,064)
Income tax expense	—	(89)	—	(230)
Net loss	(61,980)	(80,129)	(95,453)	(137,294)
Preferred stock dividends	(2,820)	(6,067)	(5,972)	(12,134)
Net loss attributable to common shareholders	$(64,800)	$(86,196)	$(101,425)	$(149,428)
Net loss per share:
Basic	$(0.73)	$(1.19)	$(1.16)	$(2.07)
Diluted	$(0.73)	$(1.19)	$(1.16)	$(2.07)

Weighted average shares outstanding – basic	89,051	72,398	87,496	72,330
Weighted average shares outstanding – diluted	89,051	72,398	87,496	72,330

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(61,980)	$(80,129)	$(95,453)	$(137,294)
Other comprehensive loss:
Change in pension and postretirement obligations, net of tax of $(5) and $(11) in 2015	(11)	(10)	(38)	(21)
	(11)	(10)	(38)	(21)
Comprehensive loss	$(61,991)	$(80,139)	$(95,491)	$(137,315)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	As of
	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$38,997	$11,955
Accounts receivable, net of allowance for doubtful accounts	40,314	47,965
Derivative assets	—	97,956
Other current assets	4,939	7,104
Total current assets	84,250	164,980
Property and equipment, net (successful efforts method)	321,132	344,395
Other assets	6,740	8,350
Total assets	$412,122	$517,725

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$53,160	$103,525
Derivative liabilities	4,527	—
Debt obligations, net of unamortized issuance costs	112,553	1,224,383
Total current liabilities	170,240	1,327,908
Other liabilities	84,346	104,938
Derivative liabilities	13,715	—
Liabilities subject to compromise	1,158,355	—

Commitments and contingencies (Note 13)

Shareholders’ deficit:
Preferred stock of $100 par value – 100,000 shares authorized; Series A – 3,864 and 3,915 shares issued as of June 30, 2016 and December 31, 2015, respectively, and Series B – 14,933 and 27,551 issued as of June 30, 2016 and December 31, 2015, each with a redemption value of $10,000 per share	1,880	3,146
Common stock of $0.01 par value – 228,000,000 shares authorized; 88,217,880 and 81,252,676 shares issued as of June 30, 2016 and December 31, 2015, respectively	697	628
Paid-in capital	1,208,363	1,211,088
Accumulated deficit	(2,225,724)	(2,130,271)
Deferred compensation obligation	3,440	3,440
Accumulated other comprehensive income	384	422
Treasury stock – 455,689 and 455,689 shares of common stock, at cost, as of June 30, 2016 and December 31, 2015, respectively	(3,574)	(3,574)
Total shareholders’ deficit	(1,014,534)	(915,121)
Total liabilities and shareholders’ deficit	$412,122	$517,725

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(95,453)	$(137,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	25,558	176,206
Impairments	—	1,084
Accretion of firm transportation obligation	317	445
Derivative contracts:
Net losses (gains)	17,267	(7,372)
Cash settlements, net	46,952	72,332
Deferred income tax expense	—	230
(Gain) loss on sales of assets, net	(757)	25
Non-cash exploration expense	1,713	4,005
Non-cash interest expense	22,189	2,280
Share-based compensation (equity-classified)	(3,922)	2,106
Other, net	(13)	3
Changes in operating assets and liabilities, net	31,922	(15,769)
Net cash provided by operating activities	45,773	98,281

Cash flows from investing activities
Capital expenditures – property and equipment	(14,575)	(263,993)
Proceeds from sales of assets, net	126	(221)
Other, net	1,186	—
Net cash used in investing activities	(13,263)	(264,214)

Cash flows from financing activities
Proceeds from revolving credit facility borrowings	—	197,000
Repayment of revolving credit facility borrowings	(5,468)	(20,000)
Debt issuance costs paid	—	(744)
Dividends paid on preferred stock	—	(12,134)
Net cash (used in) provided by financing activities	(5,468)	164,122
Net increase (decrease) in cash and cash equivalents	27,042	(1,811)
Cash and cash equivalents – beginning of period	11,955	6,252
Cash and cash equivalents – end of period	$38,997	$4,441

Supplemental disclosures:
Cash paid for:
Interest	$2,947	$46,041
Income taxes paid (refunds received)	$(35)	$7
Non-cash investing and financing activities:
Changes in accrued liabilities related to capital expenditures	$(10,555)	$(20,570)
Derivatives settled to reduce outstanding debt	$51,979	$—

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended June 30, 2016
(in thousands, except per share amounts)

1.	Nature of Operations
Penn Virginia Corporation (together with its consolidated subsidiaries, unless the context otherwise requires, “Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged in the onshore exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas. Our current operations consist primarily of operating our producing wells in the Eagle Ford Shale (the “Eagle Ford”) in South Texas. Our operations are substantially concentrated with over 90 percent of our production, revenues and capital expenditures being attributable to this region. We also have less significant operations in Oklahoma, primarily in the Granite Wash.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain amounts for the corresponding 2015 periods have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations, balance sheets or cash flows.
Going Concern Presumption
Our unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As discussed in further detail in Note 3 below, we have been operating as a “debtor-in-possession” since May 12, 2016.
There are certain inherent risks associated with our ongoing bankruptcy proceedings. Accordingly, there can be no assurance that we will emerge from bankruptcy as a “going concern.” Furthermore, the realization of our assets and satisfaction of our liabilities and other commitments, without substantial adjustments, as well as a change in ownership, are also subject to significant uncertainty.
We have applied the relevant guidance provided in U.S. GAAP with respect to the accounting and financial statement disclosures for entities that have filed petitions with the bankruptcy court and expect to reorganize as going concerns in preparing our Condensed Consolidated Financial Statements and Notes. That guidance requires that, for periods subsequent to our bankruptcy filing on May 12, 2016, or post-petition periods, certain transactions and events that are directly related to our ongoing reorganization be distinguished from our normal business operations. Accordingly, certain revenues, expenses, realized gains and losses and provisions that are realized or incurred in the bankruptcy proceedings are included in “Reorganization items, net” on our Condensed Consolidated Statement of Operations for the periods ended June 30, 2016. In addition, certain liabilities and other obligations incurred prior to May 12, 2016, or pre-petition periods, have been classified in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016. These liabilities have been reported at estimated amounts that we believe will be allowed as claims by the bankruptcy court; however, they may ultimately be settled for lesser or greater amounts. Further detail for our “Reorganization items, net” and “Liabilities subject to compromise” are provided in Note 3 below.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016–13, Measurement of Credit Losses on Financial Instruments (“ASU 2016–13”), which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. ASU 2016–13 is required to be adopted using the modified retrospective method by January 1, 2020, with early adoption permitted. ASU 2016–13 will have applicability to our accounts receivable portfolio, particularly those receivables attributable to our joint interest partners. At this time, we do not anticipate that the adoption of ASU 2016–13 will have a significant impact on our Consolidated Financial Statements and related disclosures; however, we are currently in the early stages of evaluating the requirements and the period for which we will adopt the standard.

In March 2016, the FASB issued ASU 2016–09, Improvements to Employee Share-based Payment Accounting (“ASU 2016–09”), which simplifies the accounting for share-based compensation. The areas for simplification that are applicable to publicly held companies are as follows: (i) Accounting for Income Taxes, (ii) Classification of Excess Tax Benefits on the Statement of Cash Flows, (iii) Forfeitures, (iv) Minimum Statutory Tax Withholding Requirements and (v) Classification of Employee Taxes Paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. The effective date of ASU 2016–09 is January 1, 2017, with early adoption permitted. As discussed in detail in Notes 3 and 15 below, our reorganization plans anticipate that all of our existing share-based compensation plans will be canceled. Accordingly, we are currently planning to adopt ASU 2016–09 upon our emergence from bankruptcy which is anticipated in the third quarter of 2016.
In February 2016, the FASB issued ASU 2016–02, Leases (“ASU 2016–02”), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016–02 also will require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016–02 is January 1, 2019, with early adoption permitted. We are continuing to evaluate the effect that ASU 2016–02 will have on our Consolidated Financial Statements and related disclosures as well as the period for which we will adopt the standard.
In May 2014, the FASB issued ASU 2014–09, Revenues from Contracts with Customers (“ASU 2014–09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014–09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. While traditional commodity sales transactions, property conveyances and joint interest arrangements in the oil and gas industry are not expected to be significantly impacted by ASU 2014–09, natural gas imbalances and other non-product revenues, including our ancillary marketing, gathering and transportation and water service revenues could be affected. Accordingly, we are continuing to evaluate the effect that ASU 2014–09 will have on our Consolidated Financial Statements and related disclosures, with a more focused analysis on these other revenue sources. We have not yet selected a transition method nor have we determined the period for which we will adopt the new standard.
Subsequent Events
Management has evaluated all of our activities through the issuance date of our Condensed Consolidated Financial Statements and has concluded that no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes thereto.

3.	Chapter 11 Proceedings
On May 12, 2016 (the “Petition Date”), we and eight of our subsidiaries including Penn Virginia Holding Corp.; Penn Virginia MC Corporation; Penn Virginia MC Energy L.L.C.; Penn Virginia MC Operating Company L.L.C.; Penn Virginia Oil & Gas Corporation; Penn Virginia Oil & Gas GP LLC; Penn Virginia Oil & Gas LP LLC; and Penn Virginia Oil & Gas, L.P. (collectively the “Chapter 11 Subsidiaries”) filed voluntary petitions (In re Penn Virginia Corporation, et al, Case No. 16-32395) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). Prior to the Petition Date we had engaged Kirkland & Ellis LLP (“K&E”), Jefferies LLC (“Jefferies”) and Alvarez and Marsal North America, LLC (“A&M”) and appointed R. Seth Bullock, Managing Director at A&M, to act as our Chief Restructuring Officer in our efforts to restructure and evaluate various strategic alternatives. In connection with our bankruptcy proceedings, we have continued our engagements with these professional service firms.
Debtors-In-Possession. We and the Chapter 11 Subsidiaries are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted all “first day” motions filed by us and the Chapter 11 Subsidiaries, which were designed primarily to minimize the impact of the Chapter 11 proceedings on our normal day-to-day operations, our customers, regulatory agencies, including taxing authorities, and employees. As a result, we are not only able to conduct normal business activities and pay all associated obligations for the post-petition period, we are also authorized to pay and have paid (subject to limitations applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders, amounts due to taxing authorities for production and other related taxes and funds belonging to third parties, including royalty and working interest holders. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.

Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against us and the Chapter 11 Subsidiaries as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, for example, most creditor actions to obtain possession of property from us or any of the Chapter 11 Subsidiaries, or to create, perfect or enforce any lien against our property or any of the Chapter 11 Subsidiaries, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed.
Restructuring Support Agreement. Immediately prior to the Petition Date, the holders (the “Ad Hoc Committee”) of approximately 86 percent of the $1,075 million principal amount of our 7.25% Senior Notes due 2019 (the “2019 Senior Notes”) and 8.50% Senior Notes due 2020 (the “2020 Senior Notes” and, together with the 2019 Senior Notes, the “Senior Notes”) agreed, pursuant to a restructuring support agreement (the “RSA”), to support a plan under which all of our Senior Notes are converted to equity in the reorganized company. Under the RSA, holders of the Senior Notes and certain unsecured creditors are to receive their pro rata share of 100 percent of the reorganized company’s common stock (“New Common Stock”) in exchange for their claims, subject only to dilution as a result of a proposed new management incentive program, any fees payable in New Common Stock under the terms of the Backstop Commitment Agreement (see “Backstop Commitment Agreement” below) and New Common Stock issued in the Rights Offering (see “Rights Offering” below). The RSA includes an agreed timeline for the Chapter 11 proceedings that, if met, would result in our emergence from bankruptcy during the third quarter of 2016.
Creditors Committee. On May 25, 2016, the United States Trustee for the Eastern District of Virginia (the “U.S. Trustee”) appointed the Official Committee of Unsecured Claimholders (the “UCC”) pursuant to section 1102 of the Bankruptcy Code. In addition to professional fees and other costs incurred that are attributable to the services provided by K&E, Jefferies, A&M and other representatives, we are responsible for the reasonable costs, as approved by the Bankruptcy Court, incurred by the UCC, the Ad Hoc Committee and the holders (the “RBL Lenders”) of 100 percent of the claims attributable to our pre-petition revolving credit agreement (as amended, the “RBL”), during the course of the Chapter 11 proceedings. These post-petition costs, as well as administrative fees charged by the U.S. Trustee, have been reported in “Reorganization items, net” in our Condensed Consolidated Statement of Operations as described above. Similar costs that were incurred during the pre-petition periods have been reported in “General and administrative” expenses.
Ad Hoc Equity Committee. In June 2016, a group of holders of approximately 3 percent of our common stock (the “Ad Hoc Equity Holders”) filed a motion with the U.S. Trustee requesting that the U.S. Trustee appoint an official committee of equity holders, which the U.S. Trustee denied. Subsequently, in July 2016, the Ad Hoc Equity Holders filed with the Bankruptcy Court, among other motions, a motion requesting that the Bankruptcy Court appoint an official committee of equity holders. A hearing on this motion is scheduled for August 4, 2016.
Plan of Reorganization. On June 28, 2016, we and the Chapter 11 Subsidiaries filed with the Bankruptcy Court the First Amended Joint Chapter 11 Plan of Reorganization of Penn Virginia Corporation and its Debtor Affiliates (the “Plan”), as well as the Disclosure Statement for the First Amended Joint Chapter 11 Plan of Penn Virginia Corporation and its Debtor Affiliates (the “Disclosure Statement”). The Bankruptcy Court has authorized us to solicit acceptances for the Plan and approved the Disclosure Statement and other related solicitation materials and procedures necessary to solicit approval or objections to the Plan. We are currently in the process of soliciting votes with respect to the Plan. The Plan is supported by us, the RBL Lenders, the Ad Hoc Committee and the UCC. A hearing to consider confirmation of the Plan is scheduled to be held on August 11, 2016 in the Bankruptcy Court (the “Confirmation Hearing”).
If the Plan is ultimately confirmed by the Bankruptcy Court, we and the Chapter 11 Subsidiaries would exit bankruptcy pursuant to the terms of the Plan. Under the Plan, the claims against and interests in us and the Chapter 11 Subsidiaries are grouped into classes based, in part, on their respective priority. The Plan provides that, upon emergence from bankruptcy:

•
the approximately $1,122 million of indebtedness, including accrued interest, attributable to our Senior Notes and certain other unsecured claims will be exchanged for approximately 43.4 percent of the New Common Stock;

•
holders of claims arising under the debtor-in-possession (“DIP”) credit facility (the “DIP Facility”) (see “Debtor-In-Possession Financing” below) will be paid in full from cash on hand and proceeds from the Exit Facility (see “Exit Facility” below) and the Rights Offering;

•	holders of claims arising under the RBL will be paid in full from cash on hand and proceeds from the Exit Facility and the Rights Offering;

•	the Ad Hoc Committee will receive a backstop fee which represents approximately 3.2 percent of the New Common Stock;

•	holders of the Senior Notes and Republic Midstream, LLC (“Republic Midstream”) will be entitled to participate in the Rights Offering; and

•	our current preferred stock and common stock will be canceled, extinguished and discharged.
The Plan also provides that the new board of directors of the reorganized company will be announced at or before the Confirmation Hearing.

The Plan is subject to acceptance by certain holders of claims against us and the Chapter 11 Subsidiaries and confirmation by the Bankruptcy Court. The Plan is accepted by a class of claims entitled to vote if at least one-half in number and two-thirds in dollar amount of claims actually voting in the class have voted to accept the Plan.
Under certain circumstances set forth in the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. In particular, a plan may be compelled on a rejecting class if the proponent of the plan demonstrates, among other things, that (1) no class junior to the rejecting class is receiving or retaining property under the plan and (2) no class of claims or interests senior to the rejecting class is being paid more than in full.
Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, we and the Chapter 11 Subsidiaries may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us and the Chapter 11 Subsidiaries of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against us or the applicable Chapter 11 Subsidiaries for damages caused by such rejection. The assumption of an executory contract or unexpired lease generally requires us and the Chapter 11 Subsidiaries to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Any description of the treatment of an executory contract or unexpired lease with us or any of the Chapter 11 Subsidiaries, including any description of the obligations under any such executory contract or unexpired lease, is qualified by and subject to any rights we have with respect to executory contracts and unexpired leases under the Bankruptcy Code.
On July 21, 2016, we and the Chapter 11 Subsidiaries filed a motion (the “9019 Motion”) to approve a settlement with Republic Midstream and Republic Midstream Marketing, LLC (“Republic Marketing” and, together with Republic Midstream, collectively, “Republic”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure and to authorize the assumption of certain amended agreements with Republic pursuant to section 365 of the Bankruptcy Code. As set forth in detail in the 9019 Motion, the settlement with Republic provides for the material modification of the agreements with Republic and certain claims, guarantees, and payments in favor of Republic. The hearing to consider the 9019 Motion is scheduled for August 4, 2016.
Potential Claims. We and the Chapter 11 Subsidiaries have filed with the Bankruptcy Court Schedules and Statements setting forth, among other things, our and each of the Chapter 11 Subsidiaries’ assets and liabilities. The Schedules and Statements, which are subject to the assumptions disclosed in connection therewith, may be subject to further amendment or modification. Certain holders of pre-petition claims were required to file proofs of claim by June 30, 2016 (the “Bar Date”). Certain other parties, including taxing authorities and other governmental agencies, are provided additional time beyond the Bar Date to file proofs of claim.
Claims received by the Bar Date are currently in the process of being reviewed and reconciled with our and the Chapter 11 Subsidiaries’ books and records. Differences between amounts scheduled by us and the Chapter 11 Subsidiaries and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and may continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
Chapter 11 Filing Impact on Creditors and Shareholders. Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing preferred stock and common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors, if any, will not be determined until confirmation and implementation of the Plan. The outcome of the Chapter 11 proceedings remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. We expect that our preferred stock and common stock will receive no distribution with respect to their interests.
Debtor-In-Possession Financing. In connection with the pre-petition negotiations of the RSA, certain holders of the RBL agreed to provide a DIP Facility to us and the Chapter 11 Subsidiaries pursuant to the terms of a DIP credit agreement. The DIP Facility was approved by the Bankruptcy Court and provides for a multi-draw term loan in the aggregate amount of up to $25 million. Pursuant to the Plan, any amounts outstanding under the DIP Facility will be paid in full in cash upon emergence. As of June 30, 2016, we have not drawn any amounts from the DIP Facility, and we do not expect to do so prior to emergence.

Backstop Commitment Agreement. On May 10, 2016, we entered into a backstop commitment agreement (the “Backstop Commitment Agreement”) with the parties thereto (collectively, the “Backstop Parties”), pursuant to which the Backstop Parties, which are holders of the Senior Notes, will provide a $50.0 million commitment to backstop the proposed Rights Offering to be conducted in connection with the Plan. Under the Backstop Commitment Agreement, we have agreed to pay the Backstop Parties, on the closing date of the transactions contemplated by the Backstop Commitment Agreement, a commitment premium equal to 6.0 percent of the Rights Offering Amount (as defined below) (the “Commitment Premium”). If the transactions contemplated by the Backstop Commitment Agreement are consummated, the Commitment Premium will be payable in shares of common stock of the reorganized company. We will also be required to pay, in cash, a termination fee equal to 4.0 percent of the Rights Offering Amount upon the occurrence of certain termination events as set forth in the Backstop Commitment Agreement. Pursuant to the Backstop Commitment Agreement, we will also be required to (A) reimburse the Backstop Parties (i) for reasonable and documented fees and expenses of counsel, consultants and a financial advisor, and any other advisors or consultants as may be reasonably determined by the holder of our Senior Notes who are party to the RSA (the “Consenting Noteholders”) and the Backstop Parties, and (ii) for filing fees, if any, required by antitrust laws and reasonable and documented expenses in connection with the transactions contemplated by the Backstop Commitment Agreement and (B) indemnify the Backstop Parties under certain circumstances for losses arising out of the Backstop Commitment Agreement, the Plan and the transactions contemplated thereby.
Rights Offering. In accordance with the Plan, the Backstop Commitment Agreement, and the proposed procedures for the conduct of the Rights Offering (the “Rights Offering Procedures”), we will offer eligible creditors, including the Backstop Parties, shares of New Common Stock of the reorganized company upon emergence from Chapter 11 for an aggregate purchase price of $50 million (the “Rights Offering Amount”). Pursuant to the Backstop Commitment Agreement, the Backstop Parties have agreed to purchase all shares of New Common Stock that are not duly subscribed for pursuant to the Rights Offering at a per share purchase price equal to $45,100,000 divided by the total number of shares of common stock of the reorganized company outstanding as of emergence (without giving effect to the common stock issued or issuable under the Rights Offering or in respect of the Commitment Premium).
The rights to purchase common stock in the Rights Offering, any shares issued upon exercise thereof, and all shares issued to the Backstop Parties pursuant to the Backstop Commitment Agreement, will be issued in reliance upon the exemption from registration under the Securities Act of 1933 (the “Securities Act”) provided by Section 4(a)(2) thereof and/or Regulation D thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, we will enter into a registration rights agreement with certain of the Backstop Parties entitling such Backstop Parties to request that we register their securities for sale under the Securities Act at various times.
The Backstop Commitment Agreement and Rights Offering Procedures have been filed with, and are subject to the approval of, the Bankruptcy Court. The Backstop Parties’ commitments to backstop the Rights Offering, and the other transactions contemplated by the Backstop Commitment Agreement, are conditioned upon the satisfaction of all conditions to the effectiveness of the Plan, and other applicable conditions precedent set forth in the Backstop Commitment Agreement. The issuances of common stock pursuant to the Rights Offering and the Backstop Commitment Agreement are conditioned upon, among other things, confirmation of the Plan by the Bankruptcy Court, and will be effective upon our emergence from Chapter 11.
Restrictions on Trading of Our Equity Securities to Protect Our Use of Net Operating Losses. The Bankruptcy Court has issued a final order pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code enabling us and the Chapter 11 Subsidiaries to avoid limitations on the use of our tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities. In general, the order applies to any person that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.50 percent of either our outstanding common stock or preferred stock (a “Substantial Stockholder”), and requires that each Substantial Stockholder file with the Bankruptcy Court and serve us with notice of such status. Under the order, prior to any proposed acquisition or disposition of equity securities that would result in an increase or decrease in the amount of our equity securities owned by a Substantial Stockholder, or that would result in a person or entity becoming a Substantial Stockholder, such person or entity is required to file with the Bankruptcy Court and notify us of such acquisition or disposition. We have the right to seek an injunction from the Bankruptcy Court to prevent certain acquisitions or sales of our common stock or preferred stock if the acquisition or sale would pose a material risk of adversely affecting our ability to utilize such tax attributes.
Risks Associated with Chapter 11 Proceedings. For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Because of these risks and uncertainties, the description of our operations, properties and capital plans may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Liabilities Subject to Compromise. As described above in Note 2, our Condensed Consolidated Balance Sheet as of June 30, 2016 includes “Liabilities subject to compromise,” which represent liabilities that we anticipate will be allowed as claims in our bankruptcy case. These amounts include amounts related to the anticipated rejection of various executory contracts and unexpired leases. Additional amounts may be included in “Liabilities subject to compromise” in future periods if additional executory contracts and unexpired leases are rejected. Conversely, to the extent that such executory contracts or unexpired leases are not rejected and are instead assumed, certain liabilities characterized as subject to compromise may be converted to post-petition liabilities. Because the nature of many of the potential claims has not yet been finally determined at this time, the magnitude of such claims is not reasonably estimable at this time. Such claims or changes in claims may be material.
Differences between liabilities we have included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016 and the claims filed by the Bar Date, or to be filed subsequently, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material.
The following table summarizes the components of “Liabilities subject to compromise” included on our Consolidated Balance Sheet as of June 30, 2016 (in thousands):

Senior Notes	$1,075,000
Interest on Senior Notes	47,213
Firm transportation obligation	12,719
Compensation – related	9,733
Deferred compensation	4,605
Defined benefit pension obligations	1,221
Postretirement health care benefit obligations	883
Trade accounts payable	1,892
Litigation claims	1,092
Other accrued liabilities	3,997
$1,158,355
Reorganization Items. As described above in Note 2, our Condensed Consolidated Statements of Operations for the periods ended June 30, 2016 includes “Reorganization items, net,” which reflects costs associated with the Chapter 11 proceedings, principally professional fees, and the costs associated with the DIP Facility. In future periods and in connection with the claims resolution process, we anticipate recording adjustments to “Liabilities subject to compromise” which will be included as a component of “Reorganization items, net,” as necessary.
The following table summarizes the components included in “Reorganization items, net” in our Condensed Consolidated Statements of Operations for the periods ended June 30, 2016 (in thousands):

Legal and professional fees and expenses	$7,237
DIP Facility costs and commitment fees	143
Adjustments to pre-petition liabilities	—
$7,380

4.	Acquisitions and Divestitures
Acquisitions
Undeveloped Eagle Ford Acreage
In August 2014, we acquired undeveloped acreage in the Eagle Ford in Lavaca County, Texas for a purchase price of $45.6 million, of which $34.9 million was paid at closing and the balance of $10.7 million was to be paid over three years as a drilling carry. We recorded $2.0 million under the drilling carry commitment in June 2016 as a component of exploration expense; however, the corresponding obligation has been included in “Liabilities subject to compromise” on our Consolidated Balance Sheet as of June 30, 2016.

Divestitures
South Texas Oil Gathering System Construction Rights and Natural Gas Gathering and Gas Lift Assets
In July 2014, we sold the rights to construct a crude oil gathering and intermediate transportation system in South Texas to Republic Midstream and in January 2014, we sold our South Texas natural gas gathering and gas lift assets to American Midstream Partners, LP (“AMID”). Concurrent with these sales, we entered into long-term agreements with Republic Midstream and AMID to provide us crude oil gathering and intermediate transportation services and natural gas gathering, compression and gas lift services, respectively, for a substantial portion of our future South Texas production. We realized significant gains and recognized a substantial portion thereof upon the closing of these transactions in 2014. With respect to the Republic Midstream transaction, $75.7 million of the total gain was deferred and is being recognized over a twenty-five year period which began in March 2016. We amortized $0.9 million of the deferred gain during the six months ended June 30, 2016. As of June 30, 2016, $3.0 million of the remaining deferred gain is included as a component of “Accounts payable and accrued liabilities” and $71.8 million, representing the remaining noncurrent portion, is included as a component of “Other liabilities” on our Condensed Consolidated Balance Sheets. With respect to the AMID transaction, $10.6 million of the total gain was deferred and is being recognized over a twenty-five year period which began in January 2014. We amortized $0.2 million of the deferred gain during each of the six months ended June 30, 2016 and 2015. As of June 30, 2016, $0.4 million of the remaining deferred gain was included as a component of “Accounts payable and accrued liabilities” and $9.1 million, representing the noncurrent portion, was included as a component of “Other liabilities” on our Condensed Consolidated Balance Sheets.

5.       Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	As of
	June 30,	December 31,
	2016	2015
Customers	$22,573	$23,481
Joint interest partners	12,849	18,381
Other	6,510	7,658
	41,932	49,520
Less: Allowance for doubtful accounts	(1,618)	(1,555)
	$40,314	$47,965
For the six months ended June 30, 2016, three customers accounted for $62.2 million, or approximately 93%, of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2016 were $32.1 million, $16.2 million and $13.9 million or 48%, 24% and 21% of the consolidated total, respectively. As of June 30, 2016, $20.5 million, or approximately 91%, of our consolidated accounts receivable from customers was related to these customers. For the six months ended June 30, 2015, three customers accounted for $96.7 million, or approximately 62%, of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2015 were $41.2 million, $36.1 million, and $19.4 million, or approximately 26%, 23% and 13% of the consolidated total, respectively. As of December 31, 2015, $21.1 million, or approximately 90%, of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

6.	Derivative Instruments
We utilize derivative instruments to mitigate our financial exposure to crude oil and natural gas price volatility. Our derivative instruments are not formally designated as hedges in the context of U.S. GAAP.
Commodity Derivatives
We typically utilize collars and swaps, which are placed with financial institutions that we believe are acceptable credit risks, to hedge against the variability in cash flows associated with anticipated sales of our future oil and gas production. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues from favorable price movements.
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
We terminated all of our pre-petition derivative contracts for $22.9 million, $22.6 million and $17.5 million and reduced our amounts outstanding under the RBL by $22.9 million, $16.6 million and $12.5 million in March 2016, April 2016 and May 2016, respectively. In connection with these transactions, the counterparties to the derivative contracts, which are also affiliates of lenders under the RBL, transferred the cash proceeds that were used for RBL repayments directly to the administrative agent under the RBL. Accordingly, all of these RBL repayments have been presented as non-cash financing activities on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.
On May 13, 2016, the Bankruptcy Court approved our motion to enter into new commodity derivative contracts. Accordingly, we hedged a substantial portion of our future crude oil production through the end of 2019, as required in the RSA, at a weighted-average price of approximately $48.62 per barrel.
The following table sets forth our commodity derivative positions as of June 30, 2016:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2016	Swaps	5,940	$47.69		$—	$807
Fourth quarter 2016	Swaps	5,940	$47.69		—	1,628
First quarter 2017	Swaps	4,408	$48.62		—	1,178
Second quarter 2017	Swaps	4,408	$48.62		—	1,390
Third quarter 2017	Swaps	4,408	$48.62		—	1,551
Fourth quarter 2017	Swaps	4,408	$48.62		—	1,721
First quarter 2018	Swaps	3,476	$49.12		—	1,252
Second quarter 2018	Swaps	3,476	$49.12		—	1,329
Third quarter 2018	Swaps	3,476	$49.12		—	1,410
Fourth quarter 2018	Swaps	3,476	$49.12		—	1,485
First quarter 2019	Swaps	2,916	$49.90		—	1,056
Second quarter 2019	Swaps	2,916	$49.90		—	1,098
Third quarter 2019	Swaps	2,916	$49.90		—	1,142
Fourth quarter 2019	Swaps	2,916	$49.90		—	1,195
Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included in “Derivatives” on our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash settlements and gains (losses):
Cash received for:
Commodity contract settlements	$16,393	$34,840	$46,952	$72,332
Losses attributable to:
Commodity contracts	(38,152)	(50,335)	(64,219)	(64,960)
	$(21,759)	$(15,495)	$(17,267)	$7,372
The effects of derivative gains and (losses) and cash settlements (except for those cash settlements attributable to the aforementioned termination transactions) are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded in “Derivative contracts” on our Condensed Consolidated Statements of Cash Flows under “Net losses (gains)” and “Cash settlements, net”.

The following table summarizes the fair values of our derivative instruments, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

		Fair Values as of
		June 30, 2016		December 31, 2015
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$—	$4,527	$97,956	$—
Commodity contracts	Derivative assets/liabilities - noncurrent	$—	$13,715	$—	$—
As of June 30, 2016, we reported a commodity derivative liability of $18.2 million. The contracts associated with this position are with three counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

7.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	As of
	June 30,	December 31,
	2016	2015
Oil and gas properties:
Proved	$2,682,106	$2,678,415
Unproved	5,185	6,881
Total oil and gas properties	2,687,291	2,685,296
Other property and equipment	31,555	31,365
Total properties and equipment	2,718,846	2,716,661
Accumulated depreciation, depletion and amortization	(2,397,714)	(2,372,266)
	$321,132	$344,395

8.	Debt Obligations
The following table summarizes our debt obligations as of the dates presented:

	As of
	June 30, 2016		December 31, 2015
	Principal	Unamortized Issuance Costs [1]	Principal	Unamortized Issuance Costs
Revolving credit facility [2]	$112,553		$170,000
Senior notes due 2019	300,000	$—	300,000	$3,295
Senior notes due 2020	775,000	—	775,000	17,322
Totals	1,187,553	$—	1,245,000	$20,617
Less: Unamortized issuance costs	—		(20,617)
Less: Reclassified to Liabilities subject to compromise	(1,075,000)		—
Debt obligations, net of unamortized issuance costs	$112,553		$1,224,383
____________________
1 Issuance costs attributable to the Senior Notes were subject to an accelerated write-off in advance of our bankruptcy filing during the three months ended June 30, 2016.
2 Issuance costs attributable to the RBL, which represent costs attributable to the access to credit over the RBL’s contractual term, were presented as a component of Other assets (see Note 11) prior to the accelerated write-off in advance of our bankruptcy filing during the three months ended June 30, 2016.

Revolving Credit Facility
In January 2016, the RBL was amended to (i) allow us to convert to or continue LIBOR loans without having to make a solvency representation and (ii) increase our mortgage requirement from 80 percent to 100 percent (subject to certain exceptions) of our proved reserves. On March 15, 2016, we entered into the Eleventh Amendment (the “Eleventh Amendment”) to the RBL, which provided (i) for an extension before certain events of default under the RBL would occur, (ii) for an initial reduction in commitments and (iii) that the borrowing base under the RBL was not subject to scheduled redetermination until May 15, 2016. Specifically, the extension period with respect to events of default was through 12:01 am on April 12, 2016, which was further extended through 12:01 am on May 10, 2016, as certain conditions were satisfied. The key conditions to the first extension (to April 12, 2016) and entry into the Eleventh Amendment were: (i) termination of certain hedge agreements and application of the proceeds against the loans (which resulted in a further reduction in our lenders’ commitments), (ii) entry into control agreements over deposit accounts, subject to customary exceptions, (iii) payment of adviser fees and (iv) agreement to certain changes to the RBL, including increasing the interest rate by 1.00%, tightening certain restrictive covenants and agreeing that monthly hedge settlements would be applied against the loans. The key conditions to the second extension (to May 10, 2016) were: (i) termination of certain additional hedges and application of a portion of the proceeds against the loans (which resulted in a further reduction in our lenders’ commitments) and (ii) no notification by the representative of the Ad Hoc Committee that they did not support such extension.
In connection with the Eleventh Amendment and second extension, we terminated certain derivative contracts representing hedges and proceeds of $22.9 million and $16.6 million were applied to reduce the amounts outstanding under the RBL in March 2016 and April 2016, respectively. We also made an optional payment on the RBL in April 2016 in the amount of $5.4 million. Finally, we terminated our remaining pre-petition derivative contracts in May 2016 immediately prior to our bankruptcy filing and proceeds of $12.5 million were applied to reduce the amounts outstanding under the RBL to the amount currently outstanding.
Borrowings under the RBL bear interest at either (i) a rate derived from the London Interbank Offered Rate, as adjusted for statutory reserve requirements for Eurocurrency liabilities (“Adjusted LIBOR”), plus an applicable margin (ranging from 2.500% to 3.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0% (clauses (a), (b) and (c) (the “Base Rate”)), and, in each case, plus an applicable margin (ranging from 1.500% to 2.500%). The applicable margin is determined based on the ratio of our outstanding borrowings to the available RBL capacity. As of June 30, 2016, the actual interest rate on the outstanding borrowings under the RBL was 6.000% which is derived from a base rate of 3.500% plus an applicable margin of 2.500%.
The RBL is guaranteed by us and all of our material subsidiaries (the “Guarantor Subsidiaries”). The obligations under the RBL are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.
The RBL includes current ratio, leverage ratio and credit exposure financial covenants. As of June 30, 2016, and through the date upon which the Condensed Consolidated Financial Statements were issued, we were not in compliance with the current ratio covenant or the leverage ratio covenant under the RBL. The amounts outstanding under the RBL have been reclassified to current at December 31, 2015, and remain as such as of June 30, 2016.
As of June 30, 2016, the commitments under the RBL were $114.4 million, which is equal to our currently outstanding loans ($112.6 million) and issued letters of credit ($1.9 million). The commencement of the Chapter 11 case on May 12, 2016 constituted an event of default that accelerated our obligations under the RBL. Additionally, other events of defaults existed as of May 12, 2016 as a result of our failure to comply with certain of our financial covenants under the RBL as discussed above. Because of these defaults and our lack of available commitment capacity, we were unable to draw on the RBL as of June 30, 2016 and currently. We continue to accrue and pay interest on the RBL during the pendency of the bankruptcy proceedings.
2019 Senior Notes
Our 2019 Senior Notes, which were issued at par in April 2011, bear interest at an annual rate of 7.25% payable on April 15 and October 15 of each year. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to our secured indebtedness, including the RBL, to the extent of the collateral securing that indebtedness. The obligations under the 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Our bankruptcy filing represented an event of default under the indenture governing the 2019 Senior Notes. The 2019 Senior Notes and accrued interest through May 12, 2016, including amounts that we elected not to pay on April 15, 2016, have been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016 (see Note 3). In connection with the bankruptcy filing, we have suspended the accrual of interest on the 2019 Senior Notes during the post-petition period.

2020 Senior Notes
Our 2020 Senior Notes, which were issued at par in April 2013, bear interest at an annual rate of 8.50% payable on May 1 and November 1 of each year. The 2020 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to our secured indebtedness, including the RBL, to the extent of the collateral securing that indebtedness. The obligations under the 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Our bankruptcy filing represented an event of default under the indenture governing the 2020 Senior Notes. The 2020 Senior Notes and accrued interest through May 12, 2016, including amounts that we elected not to pay on May 1, 2016, have been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016 (see Note 3). In connection with the bankruptcy filing, we have suspended the accrual of interest on the 2020 Senior Notes during the post-petition period.
Guarantees
The guarantees under the RBL and the 2019 Senior Notes and 2020 Senior Notes are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. The parent company and its non-guarantor subsidiaries have no material independent assets or operations.

9.	Income Taxes
We recognized a federal income tax benefit for the six months ended June 30, 2016 at the statutory rate of 35%; however, the federal tax benefit was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of recent cumulative losses. We recognized a minimal state deferred income tax expense for the six months ended June 30, 2015 at an effective rate of 0.2%. We received a state income tax refund of less than $0.1 million during the six months ended June 30, 2016.

10.	Exit Activities
We have committed to a number of actions, or exit activities, consistent with our current business plans and certain legacy actions from prior periods for which we have continuing financial commitments. The most significant of these activities are attributable to an overall reduction in the scope and scale of our organization and require payments to satisfy obligations associated with the underlying commitments. The following summarizes our most significant exit activities.
Reductions in Force
In connection with efforts to reduce our administrative costs and to appropriately size our organization for emergence from bankruptcy, we have taken certain actions to reduce our total employee headcount. We incurred costs for severance and termination benefits in the amount of $0.8 million in February 2016 in connection with the termination of 10 employees. We reduced our total employee headcount by an additional 18 employees in June 2016 and incurred severance and termination benefits in the amount of $0.3 million. We paid a total of $0.7 million attributable to these reductions in force during the period ending June 30, 2016 leaving $0.4 million outstanding as of June 30, 2016. As this remaining amount relates entirely to a pre-petition obligation, it has been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016.
We have committed to a further reduction in force by 26 employees to be completed upon the earlier of our emergence from bankruptcy or October 31, 2016. In connection with this action, we anticipate paying a total of $1.7 million, including $1.2 million in severance and termination benefits and $0.5 million in retention bonuses. The affected employees must continue to provide services through the aforementioned term in order to receive these benefits. Accordingly, we incurred a charge and established an accrual representing the period for which these benefits have been earned.
The costs associated with these reduction-in-force and retention actions are included as a component of our “General and administrative” expenses. The related obligations, with the exception of the aforementioned $0.4 million pre-petition obligation, are included in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet.
Drilling Rig Termination
In connection with the suspension of our 2016 drilling program in the Eagle Ford, we terminated our one remaining drilling rig contract and incurred $1.3 million in early termination charges. This charge was recorded as a component of exploration expense for the periods ended June 30, 2016. Because this contract termination gave rise to a pre-petition commitment, which remains unpaid at June 30, 2016, the associated obligation has been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016.

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
The following table reconciles the firm transportation obligation as of the dates presented:

	As of
	June 30,	December 31,
	2016	2015
Balance at beginning of period	$13,461	$14,790
Accretion	317	942
Cash payments, net	(1,059)	(2,271)
Balance at end of period	$12,719	$13,461
The accretion of the obligation, net of any recoveries from periodic sales of our contractual capacity, has been charged as an offset to Other revenue. In connection with our bankruptcy filing, we have rejected the underlying contract associated with this obligation. Accordingly, we suspended the accretion effective May 12, 2016 and have included the entire obligation in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016.

11.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	As of
	June 30,	December 31,
	2016	2015
Other current assets:
Tubular inventory and well materials	$2,214	$2,878
Prepaid expenses	2,718	4,184
Other	7	42
	$4,939	$7,104
Other assets:
Assets of supplemental employee retirement plan (“SERP”)	$4,220	$4,123
Deferred issuance costs of the RBL [1]	—	1,572
Other	2,520	2,655
	$6,740	$8,350
Accounts payable and accrued liabilities:
Trade accounts payable [2]	$23,394	$11,603
Drilling costs	2,228	12,074
Royalties and revenue – related	10,662	39,119
Compensation – related [2]	685	9,904
Interest [2]	18	15,531
Other [2]	16,173	15,294
	$53,160	$103,525
Other liabilities:
Deferred gains on sales of assets	$80,967	$82,943
Firm transportation obligation [2]	—	10,705
Asset retirement obligations (“AROs”)	3,379	2,621
Defined benefit pension obligations [2]	—	1,129
Postretirement health care benefit obligations [2]	—	731
Compensation – related [2]	—	1,447
Deferred compensation – SERP obligations and other [2]	—	4,434
Other [2]	—	928
	$84,346	$104,938
_______________________
1 These costs were charged to interest expense during the three months ended June 30, 2016 in advance of our Chapter 11 filing (see Note 8).
2 Certain amounts associated with these liabilities that were incurred in pre-petition periods have been reclassified as “Liabilities subject to compromise” as of June 30, 2016 (see Note 3).

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of June 30, 2016, the carrying values of all of these financial instruments, except the portion of our debt obligations with fixed interest rates, approximated fair value.

The following table summarizes the fair value of our debt obligations with fixed interest rates, which is estimated based on the published market prices for these financial liabilities, as of the dates presented:

	As of
	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2019	$22,500	$300,000	$40,830	$300,000
Senior Notes due 2020	58,125	775,000	125,473	775,000
	$80,625	$1,075,000	$166,303	$1,075,000
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and liabilities as of the dates presented:

	As of June 30, 2016
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Assets of SERP	$4,220	$4,220	$—	$—
Liabilities:
Commodity derivative liabilities – current	(4,527)	—	(4,527)	—
Commodity derivative liabilities – noncurrent	(13,715)	—	(13,715)	—
Deferred compensation – SERP obligations [1]	—	—	—	—
_______________________
1 The amounts associated with these liabilities were included in “Liabilities subject to compromise” as of June 30, 2016 (see Note 3).

	As of December 31, 2015
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$97,956	$—	$97,956	$—
Assets of SERP	4,123	4,123	—	—
Liabilities:
Deferred compensation – SERP obligations	(4,125)	(4,125)	—	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the six months ended June 30, 2016 and 2015.
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

13.	Commitments and Contingencies
Firm Transportation Commitments
We have a contract for firm transportation capacity rights attributable to our production in the Marcellus Shale for specified daily volumes on a pipeline system with a remaining term of 13 years. The contract requires us to pay transportation demand charges regardless of the amount of pipeline capacity we use. The minimum commitment under this agreement is $0.6 million for the remainder of 2016 and approximately $1.1 million per year through 2028. We may sell excess capacity to third parties at our discretion. We have rejected this contract in our bankruptcy proceedings.
Gathering and Intermediate Transportation Commitments
We have a long-term agreement for natural gas gathering, compression and gas lift services for a substantial portion of our natural gas production in the South Texas region through 2039. The agreement requires us to make certain minimum payments regardless of the volume of natural gas production until December 2016. The minimum fee requirement under this agreement is $2.5 million for the remainder of 2016.
We also have long-term agreements for gathering and intermediate pipeline transportation services for a substantial portion of our crude oil and condensate production in the South Texas region through 2041. These agreements, under which we are currently operating, require us to commit certain minimum volumes of crude oil production for the first ten years of the agreements’ terms, resulting in minimum fee requirements of approximately $12.3 million on an annual basis; however, we are currently in the process of amending and assuming these agreements.
Drilling Carry
In connection with our August 2014 acquisition of undeveloped acreage in the Eagle Ford in Lavaca County, Texas, we committed to providing a drilling carry in the amount of $10.7 million to support development of this acreage through July 2017. If we have not incurred the full balance of the drilling carry by certain dates in 2016 and 2017, we will be required to make a cash payment to the seller to satisfy any shortfall. As we have not completed our drilling requirements for the June 2016 milestone, we recorded a charge of $2.0 million under the drilling carry commitment in the three months ended June 30, 2016 as a component of exploration expense; however, the corresponding obligation has been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016.
Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During 2010, we established a $0.9 million reserve for a litigation matter that remained outstanding as of June 30, 2016. During the three months ended June 30, 2016, we established a reserve for a dispute with certain vendors attributable to sales and use taxes in the amount of $0.2 million. We anticipate that claims will be filed by the vendors for each of these matters. As they are both attributable to pre-petition claims, the obligations have been classified as subject to compromise (see Note 3). As of June 30, 2016, we also had AROs of approximately $3.4 million attributable to the plugging of abandoned wells.

14.	Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity (deficit) and the changes therein as of and for the six months ended June 30, 2016 and 2015:

	As of				As of
	December 31,		Dividends	All Other	June 30,
	2015	Net Loss	Declared	Changes [1]	2016
Preferred stock [2]	$3,146	$—	$—	$(1,266)	$1,880
Common stock [2]	628	—	—	69	697
Paid-in capital [2]	1,211,088	—	—	(2,725)	1,208,363
Accumulated deficit	(2,130,271)	(95,453)		—	(2,225,724)
Deferred compensation obligation	3,440	—	—	—	3,440
Accumulated other comprehensive income [3]	422	—	—	(38)	384
Treasury stock	(3,574)	—	—	—	(3,574)
	$(915,121)	$(95,453)	$—	$(3,960)	$(1,014,534)

	As of				As of
	December 31,		Dividends	All Other	June 30,
	2014	Net Loss	Declared [4]	Changes [1]	2015
Preferred stock	$4,044	$—	$—	$—	$4,044
Common stock	529	—	—	1	530
Paid-in capital	1,206,305	—	—	1,549	1,207,854
Accumulated deficit	(535,176)	(137,294)	(12,134)	—	(684,604)
Deferred compensation obligation	3,211	—	—	143	3,354
Accumulated other comprehensive income [3]	249	—	—	(21)	228
Treasury stock	(3,345)	—	—	(143)	(3,488)
	$675,817	$(137,294)	$(12,134)	$1,529	$527,918
_______________________
1 Includes equity-classified share-based compensation of $(3,922) and $2,106 for the six months ended June 30, 2016 and 2015, respectively.
2 A total of 52 shares, or 5,159 depositary shares, of our Series A 6% Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) were converted into 85,982 shares of our common stock during the six months ended June 30, 2016. A total of 12,619 shares, or 1,261,850 depositary shares, of our Series B 6% Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) were converted into 6,879,222 shares of our common stock during the six months ended June 30, 2016. No Series A Preferred Stock or Series B Preferred Stock was converted during the six months ended June 30, 2015.
3 Accumulated other comprehensive income (“AOCI”) is entirely attributable to our defined benefit pension and postretirement health care plans. The changes in the balance of AOCI for the six months ended June 30, 2016 and 2015 represent reclassifications from AOCI to net periodic benefit expense, a component of General and administrative expenses, of $(38) and $(21), respectively, and are presented above net of taxes of $(11) in the 2015 period.
4 Includes dividends declared of $300.00 per share on the Series A Preferred Stock for the six months ended June 30, 2016 and $300.00 per share on the Series B Preferred Stock for the six months ended June 30, 2015.
In September 2015, we announced a suspension of quarterly dividends on the Series A Preferred Stock and Series B Preferred Stock for the quarter ended September 30, 2015. The suspension was extended through June 30, 2016. Pursuant to the Eleventh Amendment, we are precluded from making dividend payments on our Series A and Series B Preferred Stock. Our articles of incorporation provide that any unpaid dividends will accumulate. While the accumulation does not result in presentation of a liability on the balance sheet, the accumulated dividends are deducted from our net income (or added to our net loss) in the determination of income (loss) attributable to common shareholders and, as appropriate, the corresponding computation of earnings (loss) per share. As of June 30, 2016, we had accumulated a total of $16.6 million in unpaid preferred stock dividends, including $2.8 million attributable to the Series A Preferred Stock and $13.8 million attributable to the Series B Preferred Stock.
If we do not pay dividends on our Series A Preferred Stock and Series B Preferred Stock for six quarterly periods, whether consecutive or non-consecutive, the holders of the shares of both series of preferred stock, voting together as a single class, will have the right to elect two additional directors to serve on our board of directors until all accumulated and unpaid dividends are paid in full. Because it is highly likely that our preferred stock will be canceled, extinguished and discharged upon emergence from bankruptcy, we do not expect that holders of our preferred stock will be able to exercise such rights.

15.	Share-Based Compensation and Other Benefit Plans
The Penn Virginia Corporation 2013 Amended and Restated Long-Term Incentive Plan (the “LTI Plan”) permits the grant of incentive and nonqualified stock options, common stock, deferred common stock units, restricted stock and restricted stock units to our employees and directors. We recognize compensation expense related to the LTI Plan as a component of “General and administrative” on our Condensed Consolidated Statements of Operations.
With the exception of performance-based restricted stock units (“PBRSUs”), all of the awards issued under the LTI Plan are classified as equity instruments because they result in the issuance of common stock on the date of grant, upon exercise or are otherwise payable in common stock upon vesting, as applicable. The compensation cost attributable to these awards is measured at the grant date and recognized over the applicable vesting period as a non-cash item of expense. Because the PBRSUs are payable in cash, they are typically considered liability-classified awards and are included in “Accounts payable and accrued liabilities” (current portion) and “Other liabilities” (noncurrent portion) on our Condensed Consolidated Balance Sheets. Compensation cost associated with the PBRSUs is measured at the end of each reporting period and recognized based on the period of time that has elapsed during each of the individual performance periods.
As of June 30, 2016, we had $7.1 million of vested PBRSUs; however, the corresponding obligation has been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016 (see Note 3). None of of our remaining unvested PBRSUs had value as of June 30, 2016.
In April 2016, we canceled all of our outstanding and unvested restricted stock unit awards which resulted in a reversal of share-based compensation of approximately $3.6 million. In addition, a substantial portion of our stock option awards were forfeited in connection with our 2016 reduction in force actions as described in Note 10. Accordingly, we recorded reversals to share-based compensation expense associated with those items as well. We continue to account for all remaining stock option grants that have not been forfeited in the normal course although we anticipate that these remaining share-based compensation awards will ultimately be canceled in connection with our emergence from bankruptcy in the third quarter of 2016.
The following table summarizes our share-based compensation expense recognized for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Equity-classified awards:
Stock option awards	$155	$387	$(147)	$780
Common, deferred and restricted stock and stock unit awards	(3,476)	729	(3,775)	1,326
	(3,321)	1,116	(3,922)	2,106
Liability-classified awards	(12)	(214)	(19)	165
	$(3,333)	$902	$(3,941)	$2,271
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized $0.3 million and $0.5 million of expense attributable the 401(k) Plan for the six months ended June 30, 2016 and 2015. In accordance with motions filed with the Bankruptcy Court, we continue to provide for and remit employer matching contributions to the 401(k) Plan.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited population of former employees, all of whom retired prior to 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the six months ended June 30, 2016 and 2015. In accordance with motions filed with the Bankruptcy Court, we continue to provide for and pay the benefits associated with these plans.

16.	Interest Expense

The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest on borrowings and related fees [1]	$11,344	$23,324	$34,649	$46,132
Amortization of debt issuance costs [2]	20,920	1,176	22,189	2,280
Capitalized interest	(43)	(1,477)	(183)	(3,376)
	$32,221	$23,023	$56,655	$45,036
_______________________
1 Absent the bankruptcy proceedings and the corresponding suspension of the accrual of interest on unsecured debt, we would have recorded total contractual interest expense of $23.5 million and $46.9 million for the three and six months ended June 30, 2016, including $5.4 million and $10.9 million attributable to the 2019 Senior Notes and $16.5 million and $32.9 million attributable to the 2020 Senior Notes.
2 Includes $20.5 million related to the accelerated write-off of unamortized debt issuance costs associated with the RBL and Senior Notes (see Note 8).

17.	Earnings (Loss) per Share

The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(61,980)	$(80,129)	$(95,453)	$(137,294)
Less: Preferred stock dividends [1]	(2,820)	(6,067)	(5,972)	(12,134)
Net loss attributable to common shareholders – basic and diluted	$(64,800)	$(86,196)	$(101,425)	$(149,428)

Weighted-average shares – basic	89,051	72,398	87,496	72,330
Effect of dilutive securities [2]	—	—	—	—
Weighted-average shares – diluted	89,051	72,398	87,496	72,330
_______________________
1 Preferred stock dividends were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015, as the assumed conversion of the outstanding preferred stock would have been anti-dilutive.
2 For the six months ended June 30, 2016 and 2015, approximately 26.6 million and 31.3 million, respectively, of potentially dilutive securities, including the Series A Preferred Stock and Series B Preferred Stock, stock options and restricted stock units, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings (loss) per common share.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases;

•	the ability to maintain relationships with suppliers, customers, employees and other third parties that are critical to our operations in Chapter 11;

•	our ability to obtain approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 cases;

•	the effects of the bankruptcy petitions on us and on the interests of various constituents, including holders of our common and preferred stock;

•	Bankruptcy Court rulings in the Chapter 11 cases;

•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third party motions in the Chapter 11 cases, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the ability of third parties to seek and obtain Bankruptcy Court approval to convert the Chapter 11 cases to Chapter 7 cases;

•	potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;

•	significantly increased advisory and other costs to execute a plan of reorganization;

•
our ability to satisfy our short-term and long-term liquidity needs, including our inability to generate sufficient cash flows from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs, and our ability to continue as a going concern;

•	negative events or publicity adversely affecting our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	the ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with us;

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plans post-emergence;

•
uncertainty of our ability to improve our operating structure, financial results and profitability following emergence from Chapter 11 and other risks and uncertainties related to our emergence from Chapter 11;

•
new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value vary significantly from the current estimates in connection with the application of fresh start accounting;

•	plans, objectives, expectations and intentions contained in this report that are not historical;

•	our ability to become quoted on a listing exchange;

•	our ability to execute our business plan in the current depressed commodity price environment;

•	our ability to attract, motivate and retain key employees;

•	the volatility of commodity prices for oil, natural gas liquids, or NGLs, and natural gas;

•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the resumption of our drilling program;

•	the projected demand for and supply of oil, NGLs and natural gas;

•	our ability to contract for drilling rigs, supplies and services at reasonable costs;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production at reasonable cost and to sell the production at, or at reasonable discounts to, market prices;

•	the uncertainties inherent in projecting future rates of production for our wells and the extent to which actual production differs from estimated proved oil and natural gas reserves;

•	drilling and operating risks;

•	our ability to compete effectively against other oil and gas companies;

•	leasehold terms expiring before production can be established;

•	environmental obligations, costs and liabilities that are not covered by an effective indemnity or insurance;

•	the timing of receipt of necessary regulatory permits;

•	the effect of commodity and financial derivative arrangements;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	our ability to retain or attract senior management and key technical employees;

•	counterparty risk related to the ability of these parties to meet their future obligations;

•	compliance with and changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters;

•	physical, electronic and cybersecurity breaches;

•	uncertainties relating to general domestic and international economic and political conditions; and

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
As detailed in the discussion of our financial condition that follows, we have been operating as a “debtor-in-possession” since May 12, 2016. There are certain inherent risks associated with our ongoing bankruptcy proceedings. Accordingly, there can be no assurance that we will emerge from bankruptcy as a “going concern.” Furthermore, the realization of our assets and satisfaction of our liabilities and other commitments, without substantial adjustments, as well as a change in ownership, are also subject to significant uncertainty.
The following table sets forth certain summary operating and financial statistics for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total production (MBOE)	1,156	2,140	2,551	4,365
Average daily production (BOEPD)	12,706	23,519	14,014	24,116
Crude oil and NGL production (MBbl)	978	1,664	2,164	3,397
Crude oil and NGL production as a percent of total	85%	78%	85%	78%
Product revenues, as reported	$36,367	$83,123	$66,688	$156,258
Product revenues, as adjusted for derivatives	$52,760	$117,963	$113,640	$228,590
Crude oil and NGL revenues as a percent of total, as reported	95%	91%	94%	90%
Realized prices:
Crude oil ($/Bbl)	$40.48	$55.22	$32.87	$49.62
NGL ($/Bbl)	$13.01	$13.53	$10.95	$13.56
Natural gas ($/Mcf)	$1.79	$2.54	$1.86	$2.73
Aggregate ($/BOE)	$31.45	$38.84	$26.15	$35.80
Operating costs ($/BOE):
Lease operating	$4.52	$5.10	$4.48	$5.15
Gathering, processing and transportation	4.02	2.98	3.32	3.18
Production and ad valorem taxes	1.87	2.32	1.14	2.21
General and administrative [1]	4.90	4.40	4.54	4.58
Total operating costs	$15.31	$14.80	$13.48	$15.12
Depreciation, depletion and amortization ($/BOE)	$10.16	$39.91	$10.02	$40.37
Cash provided by operating activities	$17,242	$52,729	$45,773	$98,281
Cash paid for capital expenditures, net	$570	$94,999	$14,575	$263,993
Cash and cash equivalents at end of period			$38,997	$4,441
Credit available under debtor-in-possession credit facility [2]			$25,000	$—
Credit available under revolving credit facility at end of period [3]			$—	$211,196
Net development wells drilled and completed	—	13.5	2.3	27.6
______________________
1 Excludes equity-classified and liability-classified share-based compensation of $(2.88) and $(1.54) and $0.42 and $0.52, strategic and financial advisory costs of $6.03 and $7.07 and $0.19 and $0.11 and restructuring expenses of $0.29 and $0.43 and $0.35 and $0.17 for the three and six months ended June 30, 2016 and 2015.
2 This credit facility was made available and approved by the Bankruptcy Court on May 13, 2016.
3 Based on commitments of $114.4 million and $425 million as of June 30, 2016 and 2015, respectively.

Key Developments
The following corporate actions and general business developments had or may have a significant impact on the financial reporting and disclosure of our results of operations, financial position and cash flows:
Chapter 11 Proceedings
On May 12, 2016, or the Petition Date, we and eight of our subsidiaries including Penn Virginia Holding Corp.; Penn Virginia MC Corporation; Penn Virginia MC Energy L.L.C.; Penn Virginia MC Operating Company L.L.C.; Penn Virginia Oil & Gas Corporation; Penn Virginia Oil & Gas GP LLC; Penn Virginia Oil & Gas LP LLC; and Penn Virginia Oil & Gas, L.P., or collectively, the Chapter 11 Subsidiaries, filed voluntary petitions (In re Penn Virginia Corporation, et al, Case No. 16-32395) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Virginia, or the Bankruptcy Court. Prior to the Petition Date, we had engaged Kirkland & Ellis LLP, or K&E, Jefferies LLC, or Jefferies, and Alvarez and Marsal North America, LLC, or A&M, and appointed R. Seth Bullock, Managing Director at A&M, to act as our Chief Restructuring Officer in our efforts to restructure and evaluate various strategic alternatives. In connection with our bankruptcy proceedings, we have continued our engagements with these professional service firms.
Debtors-In-Possession. We and the Chapter 11 Subsidiaries are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted all “first day motions” filed by us and the Chapter 11 Subsidiaries, which were designed primarily to minimize the impact of the Chapter 11 proceedings on our normal day-to-day operations, our customers, regulatory agencies, including taxing authorities, and employees. As a result, we are not only able to conduct normal business activities and pay all associated obligations for the post-petition period, we are also authorized to pay and have paid (subject to limitations applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders, amounts due to taxing authorities for production and other related taxes and funds belonging to third parties, including royalty and working interest holders. During the pendency of the Chapter 11 case, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court.
Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against us and the Chapter 11 Subsidiaries as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, for example, most creditor actions to obtain possession of our property or any of the Chapter 11 Subsidiaries, or to create, perfect or enforce any lien against our property or any of the Chapter 11 Subsidiaries, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed.
Restructuring Support Agreement. Immediately prior to the Petition Date, the holders, or the Ad Hoc Committee, of approximately 86 percent of the $1,075 million principal amount of our 7.25% Senior Notes due 2019, or the 2019 Senior Notes, and 8.50% Senior Notes due 2020, or the 2020 Senior Notes, and, together with the 2019 Senior Notes, or the Senior Notes, agreed, pursuant to a restructuring support agreement, or the RSA, to support a plan under which all of our Senior Notes are converted to equity in the reorganized company. Under the RSA, holders of the Senior Notes and certain unsecured creditors are to receive their pro rata share of one hundred percent of the reorganized company’s common stock, or the New Common Stock, in exchange for their claims, subject only to dilution as a result of a proposed new management incentive program, any fees payable in New Common Stock under the terms of the Backstop Commitment Agreement (see “Backstop Commitment Agreement” below) and New Common Stock issued in the Rights Offering (see “Rights Offering” below). The RSA includes an agreed timeline for the Chapter 11 proceedings that, if met, would result in our emergence from bankruptcy in the third quarter of 2016.
Creditors Committee. On May 25, 2016, the United States Trustee for the Eastern District of Virginia, or the U.S. Trustee, appointed the Official Committee of Unsecured Claimholders, or the UCC, pursuant to section 1102 of the Bankruptcy Code. In addition to professional fees and other costs incurred that are attributable to the services provided by K&E, Jefferies, A&M and other representatives, we are responsible for the reasonable costs, as approved by the Bankruptcy Court, incurred by the UCC, the Ad Hoc Committee and the holders, or the RBL Lenders, of 100 percent of the claims attributable to our pre-petition revolving credit agreement, as amended, or the RBL, during the course of the Chapter 11 proceedings. These post-petition costs, as well as administrative fees charged by the U.S. Trustee, have been reported in “Reorganization items, net” in our Condensed Consolidated Statement of Operations. Similar costs that were incurred during the pre-petition periods have been reported in “General and administrative” expenses.
Ad Hoc Equity Committee. In June 2016, a group of holders of approximately three percent of our common stock, or the Ad Hoc Equity Holders, filed a motion with the U.S. Trustee requesting that the U.S. Trustee appoint an official committee of equity holders, which the U.S. Trustee denied. Subsequently, in July 2016, the Ad Hoc Equity Holders filed with the Bankruptcy Court, among other motions, a motion requesting that the Bankruptcy Court appoint an official committee of equity holders. A hearing on this motion is scheduled for August 4, 2016.

Plan of Reorganization. On June 28, 2016, we and the Chapter 11 Subsidiaries filed with the Bankruptcy Court the First Amended Joint Chapter 11 Plan of Reorganization of Penn Virginia Corporation and its Debtor Affiliates, or the Plan, as well as the Disclosure Statement for the First Amended Joint Chapter 11 Plan of Penn Virginia Corporation and its Debtor Affiliates, or the Disclosure Statement. The Bankruptcy Court has authorized us to solicit acceptances for the Plan and approved the Disclosure Statement and other related solicitation materials and procedures necessary to solicit approval or objections to the Plan. We are currently in the process of soliciting votes with respect to the Plan. The Plan is supported by us, the RBL Lenders, the Ad Hoc Committee and the UCC. A hearing to consider confirmation of the Plan is scheduled to be held on August 11, 2016 in the Bankruptcy Court, or the Confirmation Hearing.
If the Plan is ultimately confirmed by the Bankruptcy Court, we and the Chapter 11 Subsidiaries would exit bankruptcy pursuant to the terms of the Plan. Under the Plan, the claims against and interests in us and the Chapter 11 Subsidiaries are grouped into classes based, in part, on their respective priority. The Plan provides that, upon emergence from bankruptcy:

•
the approximately $1,122 million of indebtedness, including accrued interest, attributable to our Senior Notes and certain other unsecured claims will be exchanged for approximately 43.4 percent of the New Common Stock;

•
holders of claims arising under the debtor-in-possession, or DIP, credit facility, or the DIP Facility (see “Debtor-In-Possession Financing” below) will be paid in full from cash on hand and proceeds from the Exit Facility (see “Exit Facility” below) and the Rights Offering;

•	holders of claims arising under the RBL will be paid in full from cash on hand and proceeds from the Exit Facility and the Rights Offering;

•	the Ad Hoc Committee will receive a backstop fee consisting of approximately 3.2 percent of the New Common Stock;

•	holders of the Senior Notes and Republic Midstream, LLC, or Republic Midstream, will be entitled to participate in the Rights Offering; and

•	our current preferred stock and common stock will be canceled, extinguished and discharged.
The Plan also provides that the new board of directors of the reorganized company will be announced at or before the Confirmation Hearing.
The Plan is subject to acceptance by certain holders of claims against us and the Chapter 11 Subsidiaries and confirmation by the Bankruptcy Court. The Plan is accepted by a class of claims entitled to vote if at least one-half in number and two-thirds in dollar amount of claims actually voting in the class have voted to accept the Plan.
Under certain circumstances set forth in the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. In particular, a plan may be compelled on a rejecting class if the proponent of the plan demonstrates, among other things, that (1) no class junior to the rejecting class is receiving or retaining property under the plan and (2) no class of claims or interests senior to the rejecting class is being paid more than in full.
Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, we and the Chapter 11 Subsidiaries may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us and the Chapter 11 Subsidiaries of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against us or the applicable Chapter 11 Subsidiaries for damages caused by such rejection. The assumption of an executory contract or unexpired lease generally requires us and the Chapter 11 Subsidiaries to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Any description of the treatment of an executory contract or unexpired lease with us or any of the Chapter 11 Subsidiaries, including any description of the obligations under any such executory contract or unexpired lease, is qualified by and subject to any rights we have with respect to executory contracts and unexpired leases under the Bankruptcy Code.
On July 21, 2016, we and the Chapter 11 Subsidiaries filed a motion, or the 9019 Motion, to approve a settlement with Republic Midstream, and Republic Midstream Marketing, LLC, or Republic Marketing, and, together with Republic Midstream, collectively, Republic, pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure and to authorize the assumption of certain amended agreements with Republic pursuant to section 365 of the Bankruptcy Code. As set forth in detail in the 9019 Motion, the settlement with Republic provides for the material modification of the agreements with Republic and certain claims, guarantees, and payments in favor of Republic. The hearing to consider the 9019 Motion is scheduled for August 4, 2016.

Potential Claims. We and the Chapter 11 Subsidiaries have filed with the Bankruptcy Court Schedules and Statements setting forth, among other things, our and each of the Chapter 11 Subsidiaries’ assets and liabilities. The Schedules and Statements, which are subject to the assumptions disclosed in connection therewith, may be subject to further amendment or modification. Certain holders of pre-petition claims were required to file proofs of claim by June 30, 2016, or the Bar Date. Certain other parties, including taxing authorities and other governmental agencies, are provided additional time beyond the Bar Date to file proofs of claim.
Claims received by the Bar Date are currently in the process of being reviewed and reconciled with our and the Chapter 11 Subsidiaries’ books and records. Differences between amounts scheduled by us and the Chapter 11 Subsidiaries and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and may continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
Chapter 11 Filing Impact on Creditors and Shareholders. Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing preferred stock and common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors, if any, will not be determined until confirmation and implementation of the Plan. The outcome of the Chapter 11 proceedings remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. We expect that our preferred stock and common stock will receive no distribution with respect to their interests.
Debtor-In-Possession Financing. In connection with the pre-petition negotiations of the RSA, certain holders of the RBL agreed to provide a DIP Facility to us and the Chapter 11 Subsidiaries pursuant to the terms of a DIP credit agreement. The DIP Facility was approved by the Bankruptcy Court and provides for a multi-draw term loan in the aggregate amount of up to $25 million. Pursuant to the Plan, any amounts outstanding under the the DIP Facility will be paid in full in cash upon emergence. As of June 30, 2016, we have not drawn any amounts from the DIP Facility, and we do not expect to do so prior to emergence.
Backstop Commitment Agreement. On May 10, 2016, we entered into a backstop commitment agreement, or the Backstop Commitment Agreement, with the parties thereto, or collectively, the Backstop Parties, pursuant to which the Backstop Parties, which are holders of the Senior Notes, will provide a $50.0 million commitment to backstop the proposed Rights Offering to be conducted in connection with the Plan. Under the Backstop Commitment Agreement, we have agreed to pay the Backstop Parties, on the closing date of the transactions contemplated by the Backstop Commitment Agreement, a commitment premium equal to 6.0 percent of the Rights Offering Amount (as defined below), or the Commitment Premium. If the transactions contemplated by the Backstop Commitment Agreement are consummated, the Commitment Premium will be payable in shares of common stock of the reorganized company. We will also be required to pay, in cash, a termination fee equal to 4.0 percent of the Rights Offering Amount upon the occurrence of certain termination events as set forth in the Backstop Commitment Agreement. Pursuant to the Backstop Commitment Agreement, we will also be required to (A) reimburse the Backstop Parties (i) for reasonable and documented fees and expenses of counsel, consultants and a financial advisor, and any other advisors or consultants as may be reasonably determined by the holders of our Senior Notes who are party to the RSA, or the Consenting Noteholders, and the Backstop Parties, and (ii) for filing fees, if any, required by antitrust laws and reasonable and documented expenses in connection with the transactions contemplated by the Backstop Commitment Agreement and (B) indemnify the Backstop Parties under certain circumstances for losses arising out of the Backstop Commitment Agreement, the Plan and the transactions contemplated thereby.
Rights Offering. In accordance with the Plan, the Backstop Commitment Agreement, and the proposed procedures for the conduct of the Rights Offering or the Rights Offering Procedures, we will offer eligible creditors, including the Backstop Parties, shares of New Common Stock of the reorganized company upon emergence from Chapter 11 for an aggregate purchase price of $50 million, or the Rights Offering Amount. Pursuant to the Backstop Commitment Agreement, the Backstop Parties have agreed to purchase all shares of New Common Stock that are not duly subscribed for pursuant to the Rights Offering at a per share purchase price equal to $45,100,000 divided by the total number of shares of common stock of the reorganized company outstanding as of emergence (without giving effect to the common stock issued or issuable under the Rights Offering or in respect of the Commitment Premium).
The rights to purchase common stock in the Rights Offering, any shares issued upon exercise thereof, and all shares issued to the Backstop Parties pursuant to the Backstop Commitment Agreement, will be issued in reliance upon the exemption from registration under the Securities Act of 1933, or the Securities Act provided by Section 4(a)(2) thereof and/or Regulation D thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, we will enter into a registration rights agreement with certain of the Backstop Parties entitling such Backstop Parties to request that we register their securities for sale under the Securities Act at various times.

The Backstop Commitment Agreement and Rights Offering Procedures have been filed with, and are subject to the approval of, the Bankruptcy Court. The Backstop Parties’ commitments to backstop the Rights Offering, and the other transactions contemplated by the Backstop Commitment Agreement, are conditioned upon the satisfaction of all conditions to the effectiveness of the Plan, and other applicable conditions precedent set forth in the Backstop Commitment Agreement. The issuances of common stock pursuant to the Rights Offering and the Backstop Commitment Agreement are conditioned upon, among other things, confirmation of the Plan by the Bankruptcy Court, and will be effective upon our emergence from Chapter 11.
Restrictions on Trading of Our Equity Securities to Protect Our Use of Net Operating Losses. The Bankruptcy Court has issued a final order pursuant to Sections 105(a), 362(a)(3) and 541 of the Bankruptcy Code enabling us and the Chapter 11 Subsidiaries to avoid limitations on the use of our tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities. In general, the order applies to any person that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5 percent of either our outstanding common stock or preferred stock, or a Substantial Stockholder, and requires that each Substantial Stockholder file with the Bankruptcy Court and serve us with notice of such status. Under the order, prior to any proposed acquisition or disposition of equity securities that would result in an increase or decrease in the amount of our equity securities owned by a Substantial Stockholder, or that would result in a person or entity becoming a Substantial Stockholder, such person or entity is required to file with the Bankruptcy Court and notify us of such acquisition or disposition. We have the right to seek an injunction from the Bankruptcy Court to prevent certain acquisitions or sales of our common stock or preferred stock if the acquisition or sale would pose a material risk of adversely affecting our ability to utilize such tax attributes.
Risks Associated with Chapter 11 Proceedings. For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Because of these risks and uncertainties, the description of our operations, properties and capital plans may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.
Liabilities Subject to Compromise. Our Condensed Consolidated Balance Sheet as of June 30, 2016 includes “Liabilities subject to compromise,” which represent liabilities that we anticipate will be allowed as claims in our bankruptcy case. These amounts include amounts related to the anticipated rejection of various executory contracts and unexpired leases. Additional amounts may be included in “Liabilities subject to compromise” in future periods if additional executory contracts and unexpired leases are rejected. Conversely, to the extent that such executory contracts or unexpired leases are not rejected and are instead assumed, certain liabilities characterized as subject to compromise may be converted to post-petition liabilities. Because the nature of many of the potential claims has not yet been finally determined at this time, the magnitude of such claims is not reasonably estimable at this time. Such claims or changes in claims may be material.
Differences between liabilities we have included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016 and the claims filed by the Bar Date, or to be filed subsequently, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material.
A summary of the components of our “Liabilities subject to compromise” as of June 30, 2016 is included in Note 3 to our Condensed Consolidated Financial Statements.
Reorganization Items. Our Condensed Consolidated Statement of Operations for the periods ended June 30, 2016 includes “Reorganization items, net,” which reflects costs associated with the Chapter 11 proceedings, principally professional fees, and the costs associated with the DIP Facility. n future periods and in connection with the claims resolution process, we anticipate recording adjustments to “Liabilities subject to compromise” which will be included as a component of “Reorganization items, net,” as necessary.
A summary of the components of our “Reorganization items, net” for the periods ended June 30, 2016 is included in Note 3 to our Condensed Consolidated Financial Statements.
Commodity Hedging Program
From March 2016 up to the date of bankruptcy filing, we terminated all of our remaining pre-petition 2016 derivative contracts for a total of $52.0 million of proceeds that were used to reduce amounts outstanding under the RBL. In connection with these transactions, the counterparties to the derivative contracts, which are also affiliates of the RBL Lenders, transferred the cash proceeds from the transactions directly to the administrative agent under the RBL in order to reduce the amount outstanding thereunder. Accordingly, these transactions have been presented as non-cash financing activities on our Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2016.
On May 13, 2016, the Bankruptcy Court approved our motion to enter into new commodity derivative contracts. Accordingly, we hedged a substantial portion of our future crude oil production through the end of 2019, as required in the RSA, at a weighted-average price of approximately $48.62 per barrel.

Exit Activities
Reductions in Force
In connection with efforts to reduce our administrative costs and to appropriately size our organization for emergence from bankruptcy, we have taken certain actions to reduce our total employee headcount. We incurred costs for severance and termination benefits in the amount of $0.8 million in February 2016 in connection with the termination of 10 employees. We reduced our total employee headcount by an additional 18 employees in June 2016 and incurred severance and termination benefits in the amount of $0.3 million. We paid a total of $0.7 million attributable to these reductions in force during the period ending June 30, 2016 leaving $0.4 million outstanding as of June 30, 2016.
We have committed to a further reduction in force by 26 employees to be completed upon the earlier of our emergence from bankruptcy or October 31, 2016. In connection with this action, we anticipate paying a total of $1.7 million, including $1.2 million in severance and termination benefits and $0.5 million in retention bonuses. The affected employees must continue to provide services through the aforementioned term in order to receive these benefits. Accordingly, we incurred a charge and established an accrual representing the period for which these benefits have been earned.
Drilling Rig Termination
In connection with the suspension of our 2016 drilling program in the Eagle Ford, we terminated our one remaining drilling rig contract and incurred $1.3 million in early termination charges. This charge was recorded as a component of our exploration expense for the periods ended June 30, 2016. Because this contract termination gave rise to a pre-petition commitment, which remains unpaid at June 30, 2016, the associated obligation has been classified as a liability subject to compromise.
Production and Development in the Eagle Ford
Our Eagle Ford production was 11,595 BOEPD during the three months ended June 30, 2016, with oil comprising 8,510 BOPD, or 73 percent, and NGLs and natural gas comprising approximately 15 percent and 12 percent. Our second quarter production represented an 18 percent decrease compared to 14,188 BOEPD during the three months ended March 31, 2016, of which 10,504 BOPD, or 74 percent, was crude oil, 14 percent was NGLs and 12 percent was natural gas. The sequential decline in production was attributable to the suspension of our drilling program and natural declines from existing wells. Due primarily to lease expirations for certain leases that are not otherwise held by production, our total position now includes approximately 88,000 net acres in the core liquids-rich “volatile oil window” of the Eagle Ford.
We anticipate our drilling suspension to continue through the term of our bankruptcy proceedings after which we intend to complete wells that were drilled, but not completed, in the pre-petition period and employ one drilling rig and completion crew for the balance of 2016.

Financial Condition
Liquidity
Our primary sources of liquidity have historically included cash from operating activities, borrowings under the RBL, proceeds from sales of assets and, from time to time, proceeds from capital market transactions, including the offering of debt and equity securities. Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. As a result of continued low oil and natural gas prices during 2015 and into 2016, our liquidity has been significantly negatively impacted.
Currently, our liquidity is comprised of our available cash on hand and the availability of up to $25 million in multi-draw term loans under the DIP Facility. As of July 28, 2016, we had approximately $50 million of cash on hand and had not drawn any amounts on the DIP Facility.
Upon our emergence from bankruptcy, which we anticipate in the third quarter of 2016, we expect to have a new four-year senior secured revolving credit facility, or the Exit Facility, in place which is intended to provide us with up to $200 million in borrowing commitments. The initial borrowing base under the Exit Facility is expected to be $128 million. As contemplated in the Plan and depending upon the amount of cash we have on hand at the date of emergence, we expect to draw approximately $50 to $70 million on the Exit Facility to fund a portion of the repayment of the RBL.

Capital Resources
Our business plan for 2016 reflects a suspension of our drilling program during the pendency of the bankruptcy proceedings as a result of depressed commodity prices. When we resume a drilling program, we expect to allocate all of our capital expenditures to the Eagle Ford. We continually review our drilling and capital expenditure plans and may change the amount we spend, or the allocations, based on available opportunities, product pricing, industry conditions, cash from operating activities and the overall availability of capital. For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash on Hand and Cash From Operating Activities. As of July 28, 2016, we had approximately $50 million of cash on hand. In addition to commodity price volatility, as discussed in detail below, our cash from operating activities is impacted by the timing of our working capital requirements. The most significant component thereof is the timing of payments made for drilling and completion capital expenditures as well as lease operating expenses and the related billing and collection of our partners’ share thereof. This component can be substantial to the extent that we are the operator of lower working interest wells. In certain circumstances, we have and will continue to utilize capital cash calls to mitigate the burden on our working capital. In addition, we have been required to make prepayments for certain oilfield products and services due to our weak credit standing.
Historically, we have actively managed our exposure to commodity price fluctuations by hedging the commodity price risk for a portion of our expected production, typically through the use of collar and swap contracts. The level of our hedging activity and duration of the instruments employed depend on our cash flow at risk, available hedge prices, the magnitude of our capital program and our operating strategy. In May 2016, we entered into a series of new derivatives contracts and hedged a substantial portion of our future crude oil production through the end of 2019, as required in the RSA, at a weighted-average price of approximately $48.62 per barrel. Our natural gas hedges expired in 2015 and we anticipate remaining unhedged with respect to natural gas production for the remainder of 2016 and the foreseeable future.
DIP Facility. There are no borrowings under the DIP Facility, and we currently have the full $25 million available to us for working capital and other general corporate purposes in the normal course of business.
RBL Borrowings. Since January 2016, we have not had any available borrowing capacity under the RBL. Since the end of 2015, we have reduced our outstanding borrowings under this facility, primarily through proceeds applied from the termination of our 2016 commodity hedge portfolio, to its current balance of $112.6 million. We also have $1.9 million of letters of credit outstanding under the RBL.
For additional information regarding the terms and covenants under the RBL, see the “Capitalization” discussion that follows. The following table summarizes our borrowing activity under the RBL during the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended June 30, 2016	$120,135	$147,065	5.0902%
Six months ended June 30, 2016	$143,010	$170,000	3.9156%
Proceeds from Sales of Assets. We continually evaluate potential sales of non-core assets, including certain oil and gas properties and non-strategic undeveloped acreage, among others. Any potential sales of assets during the pendency of our bankruptcy proceedings would require the prior approval of the Bankruptcy Court.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2016	2015	Variance
Cash flows from operating activities
Operating cash flows, net	$25,417	$92,105	$(66,688)
Working capital changes (excluding interest, income taxes and restructuring costs paid), net	(4,026)	(14,661)	10,635
Commodity derivative settlements received, net:
Crude oil	46,952	71,651	(24,699)
Natural gas	—	681	(681)
Interest payments, net of amounts capitalized	(2,765)	(42,665)	39,900
Income taxes received (paid)	35	(7)	42
Drilling rig termination charges paid	—	(6,416)	6,416
Strategic, financial and bankruptcy-related advisory fees and costs paid	(18,067)	(462)	(17,605)
Restructuring and exit costs paid	(1,773)	(1,945)	172
Net cash provided by operating activities	45,773	98,281	(52,508)
Cash flows from investing activities
Capital expenditures – property and equipment	(14,575)	(263,993)	249,418
Proceeds from sales of assets, net	126	(221)	347
Other, net	1,186	—	1,186
Net cash used in investing activities	(13,263)	(264,214)	250,951
Cash flows from financing activities
(Repayments) proceeds from revolving credit facility borrowings, net	(5,468)	177,000	(182,468)
Debt issuance costs paid	—	(744)	744
Dividends paid on preferred stock	—	(12,134)	12,134
Net cash (used in) provided by financing activities	(5,468)	164,122	(169,590)
Net increase (decrease) in cash and cash equivalents	$27,042	$(1,811)	$28,853
Cash Flows From Operating Activities. Aggregate average commodity prices declined approximately 27 percent during the six months ended June 30, 2016 compared to the corresponding period in 2015 and production volume declined approximately 46 percent due primarily to the suspension of our Eagle Ford drilling program in February 2016, natural production declines and the sale of our East Texas assets in August 2015. The combined effect of these factors contributed to the substantial reduction in the realized cash receipts from our product revenues. During the 2016 period, we incurred and paid substantially higher professional fees and other consulting costs associated with our strategic financing alternatives and bankruptcy proceedings. In addition, we received lower settlements from derivatives during the 2016 period due primarily to: (i) lower crude oil volumes subject to hedges, (ii) the early termination of our entire portfolio of 2016 derivative contracts, most of the proceeds from which were directly provided to the RBL lenders to pay down borrowings under the RBL and (iii) the expiration of our natural gas hedges in the 2015 period. The overall decline in operating cash flows was partially offset by the suspension of interest payments on the Senior Notes. In addition, we had lower working capital changes driven by lower payments of certain accruals in the 2016 period compared to the 2015 period including (i) accrued compensation awards, (ii) other benefits and support costs associated with a lower employee headcount, (iii) other variable operating and general and administrative costs associated with a lower level of production and drilling activity and (iv) a focused effort to manage accounts payable to conserve cash. Also partially offsetting the decline in operating cash flows was the reduction in amounts paid to release operated drilling rigs.
Cash Flows From Investing Activities. As illustrated in the tables below, our cash payments for capital expenditures were substantially lower during the six months ended June 30, 2016 compared to the corresponding period during 2015 due primarily to the suspension of our capital program in 2016. Furthermore, the 2016 period includes substantially lower settlements of accrued capital charges from the prior year-end period. The 2016 period also includes insurance recoveries from a casualty loss incurred in 2015.

The following table sets forth costs related to our capital program for the periods presented:

	Six Months Ended
	June 30,
	2016	2015
Oil and gas:
Drilling and completion	$3,784	$222,223
Lease acquisitions and other land-related costs [1]	54	14,072
Pipeline, gathering facilities and other equipment	363	3,561
Geological, geophysical (seismic) and delay rental costs	(17)	579
	4,184	240,435
Other – Corporate	—	438
Total capital program costs	$4,184	$240,873
______________________
1 Includes site preparation and other pre-drilling costs.
The following table reconciles the total costs of our capital program with the net cash paid for capital expenditures for additions to property and equipment as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended
	June 30,
	2016	2015
Total capital program costs	$4,184	$240,873
Decrease in accrued capitalized costs	10,555	20,570
Less:
Exploration costs charged to operations:
Geological, geophysical (seismic) and delay rental costs	17	(579)
Transfers from tubular inventory and well materials	(528)	(2,414)
Add:
Tubular inventory and well materials purchased in advance of drilling	164	2,167
Capitalized interest	183	3,376
Total cash paid for capital expenditures	$14,575	$263,993
Cash Flows From Financing Activities. Cash flows from financing activities for the six months ended June 30, 2016 included repayments of $5.5 million under the RBL while the 2015 period included net borrowings of $177 million. We did not pay dividends on the Series A Preferred Stock and Series B Preferred Stock during the six months ended June 30, 2016 while the 2015 period includes dividend payments of $12.1 million.

Capitalization
The following table summarizes our total capitalization as of the dates presented:

	June 30,	December 31,
	2016	2015
Debtor-in-possession credit facility	$—	$—
Revolving credit facility	112,553	170,000
Senior notes due 2019	300,000	300,000
Senior notes due 2020	775,000	775,000
Total debt	1,187,553	1,245,000
Shareholders’ equity [1]	(1,014,534)	(915,121)
	$173,019	$329,879
Debt as a % of total capitalization	686%	377%
_____________________
1 Includes 3,864 and 3,915 shares of the Series A Preferred Stock as of June 30, 2016 and December 31, 2015, respectively, and 14,933 and 27,551 shares of the Series B Preferred Stock as of June 30, 2016 and December 31, 2015, respectively. Both series of preferred stock have a liquidation preference of $10,000 per share representing a total of $188.0 million and $314.7 million as of June 30, 2016 and December 31, 2015, respectively.
Revolving Credit Facility. Borrowings under the RBL bear interest at either (i) a rate derived from LIBOR, as adjusted for statutory reserve requirements for Eurocurrency liabilities, or Adjusted LIBOR, plus an applicable margin (ranging from 2.500% to 3.500%) or (ii) the greater of (a) the prime rate, (b) the federal funds effective rate plus 0.5% or (c) the one-month Adjusted LIBOR plus 1.0%, (clauses (a), (b) and (c)), or the Base Rate, plus, in each case, an applicable margin (ranging from 1.500% to 2.500%). In each case, the applicable margin is determined based on the ratio of our outstanding borrowings to the available RBL capacity. As of June 30, 2016, the actual interest rate applicable to the RBL was 6.000%, which is derived from an Adjusted LIBOR rate of 3.500% plus an applicable margin of 2.500%.
The RBL is guaranteed by us and all of our material subsidiaries, or the Guarantor Subsidiaries. The obligations under the RBL are secured by a first priority lien on substantially all of our proved oil and gas reserves and a pledge of the equity interests in the Guarantor Subsidiaries.
The commencement of the Chapter 11 case on May 12, 2016 constituted an event of default that accelerated our obligations under the RBL. Additionally, other events of defaults existed as of May 12, 2016 as a result of our failure to comply with certain of our financial covenants under the RBL.
2019 Senior Notes. The 2019 Senior Notes, which were issued at par in April 2011, bear interest at an annual rate of 7.25% payable on April 15 and October 15 of each year. The 2019 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the RBL, to the extent of the collateral securing that indebtedness. The 2019 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Our bankruptcy filing represented an event of default under the indenture governing the 2019 Senior Notes. The 2019 Senior Notes and accrued interest through May 12, 2016, including amounts that we elected not to pay on April 15, 2016, have been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016 (see Note 3 to the Condensed Consolidated Financial Statements). In connection with the bankruptcy filing, we have suspended the accrual of interest on the 2019 Senior Notes during the post-petition period.
2020 Senior Notes. The 2020 Senior Notes, which were issued at par in April 2013, bear interest at an annual rate of 8.50% payable on May 1 and November 1 of each year. The 2020 Senior Notes are senior to our existing and future subordinated indebtedness and are effectively subordinated to all of our secured indebtedness, including the RBL, to the extent of the collateral securing that indebtedness. The 2020 Senior Notes are fully and unconditionally guaranteed by the Guarantor Subsidiaries. Our bankruptcy filing represented an event of default under the indenture governing the 2020 Senior Notes. The 2020 Senior Notes and accrued interest through May 12, 2016, including amounts that we elected not to pay on May 1, 2016, have been included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2016 (see Note 3 to the Condensed Consolidated Financial Statements). In connection with the bankruptcy filing, we have suspended the accrual of interest on the 2020 Senior Notes during the post-petition period.
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
In September 2015, we announced a suspension of quarterly dividends on the Series A Preferred Stock and Series B Preferred Stock for the quarter ended September 30, 2015. The suspension was extended through June 30, 2016. Pursuant to the Eleventh Amendment to the RBL, we are precluded from making dividend payments on our Series A and Series B Preferred Stock. Our articles of incorporation provide that any unpaid dividends will accumulate. While the accumulation does not result in presentation of a liability on the balance sheet, the accumulated dividends are deducted from our net income (or added to our net loss) in the determination of income (loss) attributable to common shareholders and the corresponding computation of earnings (loss) per share. As of June 30, 2016, we had accumulated a total of $16.6 million in unpaid preferred stock dividends, including $2.8 million attributable to the Series A Preferred Stock and $13.8 million attributable to the Series B Preferred Stock.
Covenant Compliance. The RBL includes current ratio, leverage ratio and credit exposure financial covenants. As of June 30, 2016, and through the date upon which the Condensed Consolidated Financial Statements were issued, we were not in compliance with the current ratio covenant or the leverage ratio covenant under the RBL. The amounts outstanding under the RBL have been reclassified to current at December 31, 2015, and remain as such as of June 30, 2016. We continue to accrue and pay interest on the RBL during the pendency of the bankruptcy proceedings.

Results of Operations

Production
The following tables set forth a summary of our total and daily production volumes by product and geographic region for the periods presented:

	Total Production			Average Daily Production
	Three Months Ended			Three Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
	(Total volume)			(Volume per day)
Crude oil (MBbl and Bbl per day)	791	1,280	(489)	8,692	14,064	(5,372)
NGLs (MBbl and Bbl per day)	187	384	(197)	2,053	4,217	(2,163)
Natural gas (MMcf and MMcf per day)	1,070	2,860	(1,790)	12	31	(20)
Total (MBOE and BOE per day)	1,156	2,141	(984)	12,706	23,518	(10,812)
% Change						(46)%
	Three Months Ended			Three Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
	(MBOE)			(BOE per day)
South Texas [1]	1,055	1,844	(788)	11,595	20,259	(8,664)
Mid-Continent and other [2]	101	124	(23)	1,110	1,362	(251)
Divested properties [3]	—	173	(173)	—	1,898	(1,898)
	1,156	2,140	(984)	12,706	23,519	(10,813)

	Six Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
	(Total volume)			(Volume per day)
Crude oil (MBbl and Bbl per day)	1,764	2,617	(853)	9,692	14,458	(4,766)
NGLs (MBbl and Bbl per day)	400	780	(380)	2,200	4,312	(2,112)
Natural gas (MMcf and MMcf per day)	2,318	5,806	(3,488)	13	32	(19)
Total (MBOE and BOE per day)	2,551	4,365	(1,814)	14,014	24,116	(10,102)
% Change						(42)%
	Six Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
	(MBOE)			(BOE per day)
South Texas [1]	2,346	3,769	(1,422)	12,892	20,822	(7,930)
Mid-Continent and other [2]	204	250	(46)	1,123	1,383	(260)
Divested properties [3]	—	346	(346)	—	1,912	(1,912)
	2,551	4,365	(1,814)	14,014	24,116	(10,102)
_______________________

[1]
The 2015 periods include total production and average daily production of approximately 28 MBOE (313 BOEPD) and 65 MBOE (361 BOEPD) attributable to non-core Eagle Ford properties that we sold in October 2015.

[2]
The 2015 periods include total production and average daily production of approximately 5 MBOE (60 BOEPD) and 14 MBOE (79 BOEPD) attributable to certain Mid-Continent properties that we sold in October 2015. Also includes total production and average daily production of approximately 4 MBOE (50 BOEPD) and 9 MBOE (51 BOEPD) and 5 MBOE (59 BOEPD) and 11 MBOE (61 BOEPD) for the three and six months ended June 30, 2016 and 2015 attributable to our three active Marcellus Shale wells.

[3]
The 2015 periods include total production and average daily production of approximately 173 MBOE (1,898 BOEPD) and 346 MBOE (1,912 BOEPD )attributable to our former East Texas assets that were sold in August 2015.

Total production decreased during the three and six months ended June 30, 2016 compared to the corresponding periods of 2015 due primarily to the suspension of our drilling program, natural production declines in all regions and the sale of our East Texas assets in August 2015. Approximately 85 percent of total production during both the three and six months ended June 30, 2016 was attributable to oil and NGLs compared to approximately 78 percent during both of the 2015 periods. During the three and six months ended June 30, 2016, our Eagle Ford production represented approximately 91 percent and 92 percent of our total production compared to approximately 86 percent from this field during both of the corresponding periods of 2015.

Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Three Months Ended			Three Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
				($ per Unit of volume)
Crude oil (Total revenue and $ per barrel)	$32,019	$70,672	$(38,653)	$40.48	$55.22	$(14.74)
NGLs (Total revenue and $ per barrel)	2,431	5,191	(2,760)	13.01	13.53	(0.52)
Natural gas (Total revenue and $ per Mcf))	1,917	7,260	(5,343)	1.79	2.54	(0.75)
Total (Total revenue and $ per BOE)	$36,367	$83,123	$(46,756)	$31.45	$38.84	$(7.39)
% Change						(56)%
	Three Months Ended			Three Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
				($ per BOE)
South Texas [1]	$34,646	$77,463	$(42,817)	$32.83	$42.02	$(9.19)
Mid-Continent and other [2]	1,721	2,641	(920)	17.04	21.32	(4.28)
Divested properties [3]	—	3,019	(3,019)	—	17.48	(17.48)
	$36,367	$83,123	$(46,756)	$31.45	$38.84	$(7.39)

	Six Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
				($ per Unit of volume)
Crude oil (Total revenue and $ per barrel)	$57,985	$129,840	$(71,855)	$32.87	$49.62	$(16.75)
NGLs (Total revenue and $ per barrel)	4,384	10,587	(6,203)	10.95	13.56	(2.62)
Natural gas (Total revenue and $ per Mcf))	4,319	15,831	(11,512)	1.86	2.73	(0.86)
Total (Total revenue and $ per BOE)	$66,688	$156,258	$(89,570)	$26.15	$35.80	$(9.65)
% Change						(57)%
	Six Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
				($ per BOE)
South Texas [1]	$63,401	$144,328	$(80,927)	$27.02	$38.30	$(11.28)
Mid-Continent and other [2]	3,287	5,589	(2,302)	16.09	22.33	(6.24)
Divested properties [3]	—	6,341	(6,341)	—	18.33	(18.33)
	$66,688	$156,258	$(89,570)	$26.15	$35.80	$(9.65)
_______________________

[1]	The 2015 periods include revenues of $1.5 million and $3.1 million attributable to non-core Eagle Ford properties that we sold in October 2015.

[2]
The 2015 periods include revenues of $0.1 million and $0.3 million attributable to certain Mid-Continent properties that we sold in October 2015 as well as revenues of less than $0.1 million and $0.1 million and less than $0.1 million and $0.1 million attributable to the Marcellus Shale for the three and six months ended June 30, 2016 and 2015.

[3]	The 2015 periods include revenues of $3.0 million and $6.3 million attributable to our former East Texas assets that were sold in August 2015.

The following table provides an analysis of the change in our revenues for the three and six month periods ended June 30, 2016 compared to the corresponding periods in the prior year:

	Three Months Ended 2016 vs. 2015			Six Months Ended 2016 vs. 2015
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$(26,999)	$(11,654)	$(38,653)	$(42,321)	$(29,534)	$(71,855)
NGL	(2,663)	(97)	(2,760)	(5,155)	(1,048)	(6,203)
Natural gas	(4,543)	(800)	(5,343)	(10,046)	(1,466)	(11,512)
	$(34,205)	$(12,551)	$(46,756)	$(57,522)	$(32,048)	$(89,570)

Effects of Derivatives
In the three and six months ended June 30, 2016, we received $16.4 million and $47.0 million in cash settlements of crude oil derivatives. In the three and six months ended June 30, 2015, we received $38.8 million and $71.7 million of cash settlements of crude oil derivatives and $0.7 million of cash settlements of natural gas derivatives in the six months ended June 30, 2015.
The following table reconciles crude oil and natural gas revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Crude oil revenues as reported	$32,019	$70,672	$(38,653)	$57,985	$129,840	$(71,855)
Derivative settlements, net	16,393	34,840	(18,447)	46,952	71,651	(24,699)
	$48,412	$105,512	$(57,100)	$104,937	$201,491	$(96,554)

Crude oil prices per Bbl, as reported	$40.48	$55.22	$(14.74)	$32.87	$49.62	$(16.75)
Derivative settlements per Bbl	20.72	27.22	(6.50)	26.62	27.38	(0.76)
	$61.20	$82.44	$(21.24)	$59.49	$77.00	$(17.51)

Natural gas revenues as reported	$1,917	$7,260	$(5,343)	$4,319	$15,831	$(11,512)
Derivative settlements, net	—	—	—	—	681	(681)
	$1,917	$7,260	$(5,343)	$4,319	$16,512	$(12,193)

Natural gas prices per Mcf, as reported	$1.79	$2.54	$(0.75)	$1.86	$2.73	$(0.86)
Derivative settlements per Mcf	—	—	—	—	0.12	(0.12)
	$1.79	$2.54	$(0.75)	$1.86	$2.85	$(0.98)
Gain (Loss) on Sales of Property and Equipment
The three and six months ended June 30, 2016 include the amortization of deferred gains from our 2014 sale of rights to construct a crude oil gathering and intermediate transportation system, which began effective in April 2016 when the associated central delivery point, or CDP, facilities became operational. The amortization of deferred gains from the 2014 sale of our South Texas natural gas gathering and gas lift assets is included for all periods presented. These gains were partially offset by insignificant losses attributable to the sales of surplus inventory during the 2015 periods.
Other Revenues
Other revenues, which includes gathering, transportation, marketing, compression, water supply and disposal fees that we charge to third parties, net of marketing and related expenses as well as accretion of our unused firm transportation obligation, decreased during the three and six months ended June 30, 2016 from the corresponding periods in 2015 due primarily to substantially lower drilling activity in our service areas. Certain of these revenue sources also declined following the sale of our assets in East Texas in August 2015. In addition, we realized lower water supply and disposal fees in the South Texas region during the 2016 period.
Lease Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Lease operating	$5,225	$10,907	$5,682	$11,417	$22,476	$11,059
Per unit of production ($/BOE)	4.52	5.10	$0.58	4.48	5.15	$0.67
% Change per unit of production			11%			13%
Lease operating expense, or LOE, decreased during the three and six months ended June 30, 2016 on an absolute and per unit basis compared to the corresponding periods of 2015 due primarily to lower overall production and lower pricing for certain oilfield products and services. LOE attributable to the South Texas region declined $5.1 million and $7.5 million for each of the three and six month periods. The sale of our East Texas assets in August 2015 contributed $0.5 million and $3.2 million to the decline for each of the three and six month periods.

Gathering, Processing and Transportation

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Gathering, processing and transportation	$4,650	$6,383	$1,733	$8,468	$13,881	$5,413
Per unit of production ($/BOE)	$4.02	$2.98	$(1.04)	$3.32	$3.18	$(0.14)
% Change per unit of production			(35)%			(4)%
Gathering, processing and transportation, or GPT, charges decreased $0.9 million and $4.2 million during the three and six months ended June 30, 2016 compared to the corresponding periods of 2015 due to substantially lower production volumes in the South Texas region. We also experienced lower natural gas and NGL production in our Mid-Continent and other region which contributed $0.1 million and $0.2 million to the declines from the 2015 periods. We also experienced a decrease from the 2015 periods of $0.7 million and $1.1 million resulting from the sale of our East Texas assets in August 2015. Per unit rates increased during the 2016 periods as oil gathering services commenced at the South Texas CDP in April 2016.
Production and Ad Valorem Taxes

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Production and ad valorem taxes
Production/severance taxes	$1,184	$3,811	$2,627	$1,380	$7,057	$5,677
Ad valorem taxes	979	1,156	177	1,536	2,599	1,063
	$2,163	$4,967	$2,804	$2,916	$9,656	$6,740
Per unit production ($/BOE)	$1.87	$2.32	$0.45	$1.14	$2.21	$1.07
% Change per unit of production			19%			48%
Production/severance tax rate as a percent of product revenue	3.3%	4.6%		2.1%	4.5%
Production taxes in the South Texas region declined substantially during the three and six months ended June 30, 2016 compared to the corresponding periods of 2015 due primarily to the substantial year-over-year decline in production volume and commodity prices. We also recognized certain severance tax refunds attributable to prior periods in the Mid-Continent and other region during the three and six month 2016 periods. The sale of our East Texas assets in August 2015 contributed $0.2 million and $0.4 million to the decline for each of the three and six month periods.
General and Administrative
The following table sets forth the components of general and administrative expenses for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Primary general and administrative expenses	$5,669	$9,408	$3,739	$11,569	$19,973	$8,404
Share-based compensation (liability-classified)	(12)	(214)	(202)	(19)	165	184
Share-based compensation (equity-classified)	(3,320)	1,116	4,436	(3,922)	2,106	6,028
Significant special charges:
Strategic and financial advisory costs	6,973	415	(6,558)	18,036	462	(17,574)
Restructuring expenses	351	754	403	1,099	743	(356)
Total general and administrative expenses	$9,661	$11,479	$1,818	$26,763	$23,449	$(3,314)
Per unit of production ($/BOE)	$8.36	$5.36	$(3.00)	$10.49	$5.37	$(5.12)
% Change per unit of production
Per unit of production excluding all share-based compensation and other significant special charges identified above ($/BOE)	$4.90	$4.40	$(0.50)	$4.54	$4.58	$0.04

Excluding share-based compensation and significant special charges, our total general and administrative, or G&A, expenses decreased on an absolute basis during the three and six months ended June 30, 2016 compared to the corresponding periods of 2015. Decreases in our primary G&A expenses were due primarily to lower payroll and benefits attributable to lower employee headcount, substantially lower cash-based incentive compensation including the suspension of certain awards for post-petition periods, reduced travel and entertainment and lower corporate support costs. While the per unit cost declined for the six month period in 2016, this measure was unfavorable for the three month period in 2016 due primarily to lower production volume.
Liability-classified share-based compensation is attributable to our performance-based restricted stock units, or PBRSUs, and represents mark-to-market charges associated with the change in fair value of the outstanding PBRSU grants. Our common stock performance relative to a defined peer group was less favorable during the 2016 periods resulting in a mark-to-market reversal in all periods except the six month 2015 period. All of the unvested PBRSUs are currently worthless.
Equity-classified share-based compensation charges attributable to stock options and restricted stock units, which represent non-cash expenses, decreased during the six months ended June 30, 2016 due primarily to the cancellation of all unvested restricted stock units in April 2016 and the forfeitures of certain awards associated with our reduction in force actions.
During the three and six months ended June 30, 2016, we incurred substantial professional fees and other consulting costs associated with our refinancing efforts and related activities in advance of our bankruptcy filing. In connection with our ongoing efforts to simplify and reduce our administrative cost structure, we terminated 10 employees in February 2016 and 18 employees in June 2016 and incurred termination and severance benefits of $1.1 million during the six months ended June 30, 2016. At the end of June 2016, we committed to a further reduction in force for an additional 27 employees to be completed upon the earlier of our emergence from bankruptcy or October 31, 2016 for which we incurred a charge for an amount less than $0.1 million representing the period beginning at the end of June 2016 for which these benefits have been earned.
Exploration
The following table sets forth the components of exploration expense for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Unproved leasehold amortization	$857	$2,022	$1,165	$1,713	$4,005	$2,292
Drilling rig termination charges	936	2,040	1,104	1,426	5,665	4,239
Drilling carry commitment	1,964	—	(1,964)	1,964	—	(1,964)
Geological and geophysical (seismic) costs	—	219	219	33	506	473
Other, primarily delay rentals	563	81	(482)	511	73	(438)
	$4,320	$4,362	$42	$5,647	$10,249	$4,602
We experienced lower unproved leasehold amortization attributable to a declining leasehold asset base subject to amortization in the 2016 periods as compared to the 2015 periods. We also incurred an early termination charge in connection with the release of drilling rigs in the Eagle Ford in each of the 2016 and 2015 periods; however, the 2015 periods include the release of multiple rigs while the 2016 periods reflect the release of only one rig. Seismic and delay rental costs declined in the three and six months ended June 30, 2016 compared to the corresponding 2015 periods due to the suspension of our drilling program. These reductions were partially offset by a charge of $2.0 million attributable to our failure to complete a drilling carry requirement attributable to certain acreage acquired in the Eagle Ford in 2014 and a charge of $0.6 million for coiled tubing services that were not utilized by the contract expiration date.

Depreciation, Depletion and Amortization (DD&A)
The following table sets forth total and per unit costs for DD&A as well as the nature of the variance for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
DD&A expense	$11,746	$85,416	$73,670	$25,558	$176,206	$150,648
DD&A rate ($/BOE)	$10.16	$39.91	$29.75	$10.02	$40.37	$30.35

	Production	Rates	Total	Production	Rates	Total
DD&A variance due to:	$39,297	$34,373	$73,670	$73,227	$77,421	$150,648
The effects of lower production volumes and lower depletion rates resulting from impairments recorded in 2015 were the primary factors attributable to the decrease in DD&A during the three and six months ended June 30, 2016.
Impairments
We recorded an impairment charge of $1.1 million attributable to surplus tubular inventory and well materials during the the three months ended June 30, 2015 which were subsequently sold in the second half of 2015.
Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Interest on borrowings and related fees	$11,344	$23,324	$11,980	$34,649	$46,132	$11,483
Amortization of debt issuance costs	20,920	1,176	(19,744)	22,189	2,280	(19,909)
Capitalized interest	(43)	(1,477)	(1,434)	(183)	(3,376)	(3,193)
	$32,221	$23,023	$(9,198)	$56,655	$45,036	$(11,619)
Weighted-average debt outstanding	$1,201,154	$1,286,304		$1,220,718	$1,238,233
Weighted average interest rate	3.78%	7.25%		5.68%	7.45%
Interest expense increased during the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 due primarily to a $20.5 million accelerated write-off of our issue costs associated with the RBL and Senior Notes in advance of our bankruptcy filings as well as lower lower amounts capitalized following property impairments recognized in 2015. The increases were partially offset by lower interest expense recorded on the Senior Notes due to the suspension of interest accruals in connection with the bankruptcy filing.
Derivatives
The following table summarizes the components of our derivatives (loss) income for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Oil and gas derivatives settled	$16,393	$34,840	$(18,447)	$46,952	$72,332	$(25,380)
Oil and gas derivatives gain (loss)	(38,152)	(50,335)	12,183	(64,219)	(64,960)	741
	$(21,759)	$(15,495)	$(6,264)	$(17,267)	$7,372	$(24,639)
We received cash settlements for crude oil derivatives during the three and six months ended June 30, 2016 and 2015 and received cash settlements of $0.7 million for natural gas derivatives during the six months ended June 30, 2015. We had no natural gas derivatives outstanding after the three months ended March 31, 2015. The decline in total cash settlements is attributable to a declining volume of notional production being hedged as contracts have expired as well as the effect of terminating all of our remaining 2016 derivative contracts in 2016 in order to apply liquidation proceeds to directly pay down borrowings under the RBL.

Other
In the six months ended June 30, 2016, we wrote-off approximately $1 million of unrecoverable amounts from prior years, including GPT charges and other revenue deductions, attributable primarily properties that have been sold.
Reorganization Items, net
Reorganization items, net includes post-petition costs associated with our bankruptcy proceedings including $7.3 million in professional fees and other costs as well as $0.1 million in fees associated the DIP Facility.
Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		2016 vs.	June 30,		2016 vs.
	2016	2015	2015	2016	2015	2015
			Favorable (unfavorable)			Favorable (unfavorable)
Income tax expense	$—	$89	$(89)	$—	$230	$(230)
Effective tax rate	—%	0.1%		—%	0.2%
We recognized a federal income tax benefit for the three and six months ended June 30, 2016 at the statutory rate of 35%; however, the federal tax benefit was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of recent cumulative losses. We recognized a minimal state deferred income tax expense for the three and six months ended June 30, 2015 at effective rates of 0.1% and 0.2%. We received a state income tax refund of less than $0.1 million during the six months ended June 30, 2016.

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

 Disclosure of the Impact of Recently Issued Accounting Standards to be Adopted in the Future
In June 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2016–13, Measurement of Credit Losses on Financial Instruments, or ASU 2016–13, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. ASU 2016–13 is required to be adopted using the modified retrospective method by January 1, 2020, with early adoption permitted. ASU 2016–13 will have applicability to our accounts receivable portfolio, particularly those receivables attributable to our joint interest partners. At this time, we do not anticipate that the adoption of ASU 2016–13 will have a significant impact on our Consolidated Financial Statements and related disclosures; however, we are currently in the early stages of evaluating the requirements and the period for which we will adopt the standard.
In March 2016, the FASB issued ASU 2016–09, Improvements to Employee Share-based Payment Accounting, orASU 2016–09, which simplifies the accounting for share-based compensation. The areas for simplification that are applicable to publicly held companies are as follows: (1) Accounting for Income Taxes, (2) Classification of Excess Tax Benefits on the Statement of Cash Flows, (3) Forfeitures, (4) Minimum Statutory Tax Withholding Requirements and (5) Classification of Employee Taxes Paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. The effective date of ASU 2016–09 is January 1, 2017, with early adoption permitted. As discussed in detail in Notes 3 and 15 to the Condensed Consolidated Financial Statements, our reorganization plans anticipate that all of our existing share-based compensation plans will be canceled. Accordingly, we are currently planning to adopt ASU 2016–09 upon our emergence from bankruptcy which is anticipated in the third quarter of 2016.
In February 2016, the FASB issued ASU 2016–02, Leases, orASU 2016–02, which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016–02 also will require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016–02 is January 1, 2019, with early adoption permitted. We are continuing to evaluate the effect that ASU 2016–02 will have on our Consolidated Financial Statements and related disclosures as well as the period for which we will adopt the standard.
In May 2014, the FASB issued ASU 2014–09, Revenues from Contracts with Customers, orASU 2014–09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014–09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. While traditional commodity sales transactions, property conveyances and joint interest arrangements in the oil and gas industry are not expected to be significantly impacted by ASU 2014–09, natural gas imbalances and other non-product revenues, including our ancillary marketing, gathering and transportation and water service revenues could be affected. Accordingly, we are continuing to evaluate the effect that ASU 2014–09 will have on our Consolidated Financial Statements and related disclosures, with a more focused analysis on these other revenue sources. We have not yet selected a transition method nor have we determined the period for which we will adopt the new standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
All of our long-term debt instruments, with the exception of the RBL, have fixed interest rates. Accordingly, our interest rate risk is attributable to our borrowings under the RBL, which is subject to variable interest rates. As of June 30, 2016, we had borrowings of $112.6 million under the RBL at an interest rate of 6.000%. Assuming a constant borrowing level of $112.6 million under the RBL, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest payments of approximately $1.1 million on an annual basis.

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
As of June 30, 2016, our commodity derivative portfolio was in a net liability position. The contracts associated with this position are with three counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.
During the six months ended June 30, 2016, we reported net commodity derivative loss of $17.3 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 6 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.
The following table sets forth our commodity derivative positions as of June 30, 2016:

		Average
		Volume Per	Weighted Average Price		Fair Value
	Instrument	Day	Floor/Swap	Ceiling	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2016	Swaps	5,940	$47.69		$—	$807
Fourth quarter 2016	Swaps	5,940	$47.69		—	1,628
First quarter 2017	Swaps	4,408	$48.62		—	1,178
Second quarter 2017	Swaps	4,408	$48.62		—	1,390
Third quarter 2017	Swaps	4,408	$48.62		—	1,551
Fourth quarter 2017	Swaps	4,408	$48.62		—	1,721
First quarter 2018	Swaps	3,476	$49.12		—	1,252
Second quarter 2018	Swaps	3,476	$49.12		—	1,329
Third quarter 2018	Swaps	3,476	$49.12		—	1,410
Fourth quarter 2018	Swaps	3,476	$49.12		—	1,485
First quarter 2019	Swaps	2,916	$49.90		—	1,056
Second quarter 2019	Swaps	2,916	$49.90		—	1,098
Third quarter 2019	Swaps	2,916	$49.90		—	1,142
Fourth quarter 2019	Swaps	2,916	$49.90		—	1,195
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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(50.9)	$48.6

Effect on the remainder of 2016 operating income, excluding crude oil derivatives [2]	$10.0	$(10.0)
Effect on the remainder of 2016 operating income, excluding natural gas derivatives [2]	$1.6	$(1.6)
_____________________________

[1]	Based on derivatives outstanding as of June 30, 2016.

[2]	Based on a forecast which assumes limited drilling during the remainder of 2016. These sensitivities are subject to significant change.

Item 4.	Controls and Procedures
(a) Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2016, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there were no changes during this period and we do not anticipate any substantial changes in the design of our internal controls subsequent to our anticipated emergence from bankruptcy in the third quarter of 2016, we do anticipate certain changes in the individuals performing these controls based on our substantially smaller organization as contemplated in our business plans.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13 to our Condensed Consolidated Financial Statements included in Item 1 “Financial Statements,” for a more detailed discussion of our legal proceedings. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.	Risk Factors
Our business and operations are subject to a number of risks and uncertainties as described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to those risk factors, the following are risk factors associated with our bankruptcy proceedings.
We are subject to risks and uncertainties associated with our Chapter 11 proceedings.
Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our bankruptcy. These risks include the following:

•	our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases;

•	the significantly high costs of bankruptcy proceedings and related fees;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	negative events or publicity adversely affecting our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan in the current depressed commodity price environment;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 cases to Chapter 7 cases; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 cases that may be inconsistent with our plans
Delays in our Chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements regarding adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. Although the Bankruptcy Court has approved the Disclosure Statement with respect to the Plan and solicitation of the Plan has commenced, solicitation is not complete and other requirements and statutory conditions necessary for confirmation of the Plan have not yet been satisfied. While the Confirmation Hearing has been scheduled for August 11, 2016, it is possible that hearing could be delayed. It is also possible that the Bankruptcy Court will not confirm the Plan.
Creditors may not vote in favor of our Plan, and certain parties in interest may have and file further objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 Plan of Reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other negative changes in economic conditions and/or our industry, decreasing demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will enable us to achieve our goals or continue as a going concern.
Furthermore, even if our debts are reduced or discharged through the Plan and even if we have secured exit financing, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.
Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.
We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.
Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred very significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur these fees and costs throughout our Chapter 11 proceedings. While we entered into the DIP Facility in connection with the Chapter 11 filings, which provides for a multi-draw term loan in an aggregate amount of up to $25 million, and we have received a commitment for up to $200 million of exit financing, we may need additional sources of capital to fund our ongoing and future operations.
There can be no assurance that our cash on hand, our cash flows from operations and borrowings under the DIP Facility will be sufficient to continue to fund our operations for any significant period of time. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
The pursuit of the Chapter 11 case has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
While the Chapter 11 case continues, our management will be required to spend a significant amount of time and effort focusing on the case. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, may materially adversely affect our financial condition and results of operations, particularly if the Chapter 11 case is protracted.
During the pendency of the Chapter 11 case, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.
Our post-bankruptcy capital structure has yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.
Our capital structure will be set pursuant to a plan of reorganization that requires Bankruptcy Court approval. Any reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules and maturities than our existing creditors. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
As a result of the Chapter 11 case, realization of assets and liquidation of liabilities are subject to uncertainty, and our historical financial information will not be indicative of our future financial performance.
Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. In connection with the Chapter 11 case and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements or charges could be material to our consolidated financial position and results of operations in any given period.
We believe it is highly likely that the shares of our existing preferred stock and common stock will be canceled in our Chapter 11 proceedings.
The Plan provides, among other things, that upon our emergence from bankruptcy, our existing preferred stock and common stock will be canceled and the holders of our existing preferred stock and common stock will receive no distribution in our Chapter 11 proceedings. Accordingly, any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative.
We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
Our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.
In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We will also be required to adopt fresh start accounting as provided in U.S. GAAP, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
The cancellation of indebtedness and issuance of equity in connection with our Chapter 11 proceedings, may reduce and impair our ability to utilize our federal income tax net operating loss carryforwards and depreciation, depletion and amortization deductions in future years.
Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $799.3 million as of December 31, 2015 and expect to generate additional losses in 2016. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. To the extent, pursuant to the Plan, our indebtedness is satisfied with total consideration worth less than the amount of such indebtedness, we will realize “cancellation of indebtedness income” and be required to reduce our net operating loss carryforwards, current year losses and certain other tax attributes by the amount of such income. Furthermore, if as a result of the issuance of new equity pursuant to the Plan, we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use any remaining net operating loss carryforwards and certain amortizable tax basis in our properties may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5 percent or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Further, future deductions for depreciation, depletion and amortization could be limited if the fair value of our assets is determined to be less than the tax basis. We expect (a) that our net operating loss carryforwards will be significantly reduced and potentially eliminated entirely as a result of cancellation of indebtedness triggered under the Plan and (b) that implementation of the Plan will trigger an ownership change significantly limiting our ability to use any net operating loss carryforwards that remain following such reduction.

Item 6.	Exhibits

(10.1)	Restructuring Support Agreement, dated May 10, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 13, 2016).

(10.2)	Backstop Commitment Agreement, dated May 10, 2016 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 13, 2016).

(10.3)	Debtor-In-Possession Credit Agreement, dated May 11, 2016 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 13, 2016).

(10.4)	Hartman Employment Agreement, dated May 9, 2016 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 13, 2016).

(10.5)	Brooks Employment Agreement, dated May 9, 2016 (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 13, 2016).

(10.6)	Snyder Employment Agreement, dated May 9, 2016 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on May 13, 2016).

(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends Calculation.

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President and Chief Financial Officer

July 29, 2016	By:	/s/ JOAN C. SONNEN
Joan C. Sonnen
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)