Form 10-Q/A
period 2016-09-30
PENN VIRGINIA CORP
filed 2016-11-28
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q/A
(Amendment No. 1)
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE
On November 14, 2016, Penn Virginia Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) is being filed to (1) file a revised redacted version of Exhibit 10.6, which had previously been filed with the Original Filing with portions omitted pursuant to the Company’s request for confidential treatment, and (2) file the correct version of Exhibit 10.5, which was inadvertently omitted from the Original Filing.  In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our principal executive officer and principal financial officer, filed as exhibits to this Amendment.
This Form 10-Q/A amends only information in Part II, Item 6. (Exhibits). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing. Those sections of the Original Filing that are not addressed by this Amendment are not amended by this filing. This Amendment continues to speak only as of the date of the Original Filing and, except to the extent stated herein, we have not updated the information in the Original Filing, and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing.

Part II. OTHER INFORMATION

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

(31.1)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016).

(31.2)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016).

(31.3)*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.4)*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016).

(32.2)
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 to the Quarterly Report on Form 10-Q originally filed on November 14, 2016).

(32.3)*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.4)*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Filed herewith. Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President, Chief Financial Officer and Treasurer

November 28, 2016	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)