Form 10-Q
period 2018-03-31
PENN VIRGINIA CORP
filed 2018-05-09
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒ No  ☐
 As of May 4, 2018, 15,058,480 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended March 31, 2018

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Crude oil	$71,258	$30,073
Natural gas liquids	2,946	2,302
Natural gas	2,790	2,343
Gain on sales of assets, net	75	65
Other, net	142	203
Total revenues	77,211	34,986
Operating expenses
Lease operating	7,296	4,916
Gathering, processing and transportation	3,359	2,551
Production and ad valorem taxes	4,092	1,979
General and administrative	6,471	4,107
Depreciation, depletion and amortization	22,081	9,810
Total operating expenses	43,299	23,363
Operating income	33,912	11,623
Other income (expense)
Interest expense	(4,601)	(538)
Derivatives	(18,795)	17,016
Other, net	(58)	(20)
Income before income taxes	10,458	28,081
Income tax expense	(163)	—
Net income	$10,295	$28,081
Net income per share:
Basic	$0.68	$1.87
Diluted	$0.68	$1.86

Weighted average shares outstanding – basic	15,042	14,992
Weighted average shares outstanding – diluted	15,081	15,126

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$10,295	$28,081
Other comprehensive income:
Change in pension and postretirement obligations, net of tax of $0 and $0 in 2018 and 2017, respectively	—	—
	—	—
Comprehensive income	$10,295	$28,081

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$7,319	$11,017
Accounts receivable, net of allowance for doubtful accounts	55,957	69,821
Other current assets	6,756	6,250
Total current assets	70,032	87,088
Property and equipment, net (full cost method)	691,283	529,059
Derivative assets	32	—
Deferred income taxes	4,780	4,943
Other assets	3,273	8,507
Total assets	$769,400	$629,597

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$97,134	$96,181
Derivative liabilities	36,820	27,777
Total current liabilities	133,954	123,958
Other liabilities	5,308	4,833
Derivative liabilities	16,108	13,900
Long-term debt, net	383,766	265,267

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued	—	—
Common stock of $0.01 par value – 45,000,000 shares authorized; 15,058,210 and 15,018,870 shares issued as of March 31, 2018 and December 31, 2017, respectively	151	150
Paid-in capital	195,111	194,123
Retained earnings	35,002	27,366
Accumulated other comprehensive income	—	—
Total shareholders’ equity	230,264	221,639
Total liabilities and shareholders’ equity	$769,400	$629,597

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$10,295	$28,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,081	9,810
Derivative contracts:
Net (gains) losses	18,795	(17,016)
Cash settlements, net	(7,576)	(1,992)
Deferred income tax expense	163	—
Gain on sales of assets, net	(75)	(65)
Non-cash interest expense	796	188
Share-based compensation (equity-classified)	1,576	846
Other, net	13	18
Changes in operating assets and liabilities, net	(7,386)	(10,728)
Net cash provided by operating activities	38,682	9,142

Cash flows from investing activities
Acquisitions, net	(83,338)	—
Capital expenditures	(77,839)	(17,741)
Proceeds from sales of assets, net	1,551	—
Net cash used in investing activities	(159,626)	(17,741)

Cash flows from financing activities
Proceeds from credit facility borrowings	118,000	7,000
Repayment of credit facility borrowings	—	(2,000)
Debt issuance costs paid	(754)	—
Other, net	—	(30)
Net cash provided by financing activities	117,246	4,970
Net decrease in cash and cash equivalents	(3,698)	(3,629)
Cash and cash equivalents – beginning of period	11,017	6,761
Cash and cash equivalents – end of period	$7,319	$3,132

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$3,662	$348
Reorganization items, net	$161	$634
Non-cash investing and financing activities:
Changes in accounts receivable related to acquisitions	$(26,627)	$—
Changes in other assets related to acquisitions	$(2,469)	$—
Changes in accrued liabilities related to acquisitions	$(15,320)	$—
Changes in accrued liabilities related to capital expenditures	$9,616	$2,262

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended March 31, 2018
(in thousands, except per share amounts or where otherwise indicated)

1.	Nature of Operations
Penn Virginia Corporation (together with its consolidated subsidiaries, unless the context otherwise requires, “Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company engaged in the onshore exploration, development and production of oil, natural gas liquids (“NGLs”) and natural gas. Our current operations consist primarily of drilling unconventional horizontal development wells and operating our producing wells in the Eagle Ford Shale (the “Eagle Ford”) in South Texas. Our operations are substantially concentrated with over 90 percent of our production and revenues and all of our capital expenditures attributable to this region. We also have less significant operations in Oklahoma, primarily consisting of non-operated properties in the Granite Wash.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Adoption of Recently Issued Accounting Pronouncements
Effective January 1, 2018, we adopted and began applying the relevant guidance provided in Accounting Standards Update (“ASU”) 2017–07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017–07”). ASU 2017–07 requires employers to disaggregate the service cost component from the other components of net benefit cost. The service cost component of net periodic benefit cost shall be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, except for amounts capitalized. All other components of net benefit cost shall be presented outside of a subtotal for income from operations. The line item used to present the components other than the service cost shall be disclosed if the other components are not presented in a separate line item or items. ASU 2017–07 is applicable to our legacy retiree benefit plans which cover a limited population of former employees. There is no service cost associated with these plans as they are not applicable to current employees, but rather interest and other costs associated with the legacy obligations. As required, ASU 2017–07 has been applied retrospectively to periods prior to 2018. Accordingly, the entirety of the expense associated with these plans, which was less than $0.1 million, has been included as a component of the “Other income (expense)” caption in our Consolidated Statement of Operations for the three months ended March 31, 2017. Prior to 2018, all costs associated with these plans were included in the “General and administrative” (“G&A”) expenses caption.
Effective January 1, 2018, we adopted and began applying the relevant guidance provided in ASU 2014–09, Revenues from Contracts with Customers (“ASU 2014–09”) and with related amendments to GAAP which, together with ASU 2014–09, represent Accounting Standards Codification Topic 606 Revenues from Contracts with Customers (“ASC Topic 606”). We adopted ASC Topic 606 using the cumulative effect transition method (see Note 5 for the impact and disclosures associated with the adoption of ASCO Topic 606.
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
In February 2016, the FASB issued ASU 2016–02, Leases (“ASU 2016–02”), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016–02 also will require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016–02 is January 1, 2019, with early adoption permitted. We believe that ASU 2016–02 will likely be applicable to our oil and natural gas gathering commitment arrangements as described in Note 13, our existing leases for office facilities and certain office equipment, land easements and similar arrangements for rights-of-way and potentially to certain drilling rig and completion contracts with terms in excess of twelve months to the extent we may have such contracts in the future. Our oil and natural gas gathering arrangements are fairly complex and involve multiple elements that could be construed as leases. Accordingly, we are continuing to evaluate the effect that ASU 2016–02 will have on our Consolidated Financial Statements and related disclosures as well as the period for which we will adopt the standard, however, at this time, we believe that we will likely adopt ASU 2016–02 on the effective date in 2019. We are also continuing to monitor developments regarding ASU 2016–02 that are unique to our industry.
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
Acquisitions
Hunt Acquisition
In December 2017, we entered into a purchase and sale agreement with Hunt Oil Company (“Hunt”) to acquire certain oil and gas assets in the Eagle Ford Shale, primarily in Gonzales and Lavaca Counties, Texas for $86.0 million in cash, subject to adjustments (the “Hunt Acquisition”). The Hunt Acquisition has an effective date of October 1, 2017 and closed on March 1, 2018, at which time we paid cash consideration of $84.4 million. In connection with the Hunt Acquisition, we also acquired working interests in certain wells that we previously drilled as operator in which Hunt had rights to participate prior to the transaction closing. Accumulated costs, net of suspended revenues for these wells was $13.8 million which we have reflected as a component of the total net assets acquired. We funded the Hunt Acquisition with borrowings under our credit agreement (the “Credit Facility”). The Hunt Acquisition expands our core net leasehold position by approximately 9,700 net acres, substantially all of which is held by production, in the northwestern portion of our Eagle Ford acreage. As a result of the Hunt Acquisition we are the operator of substantially all of our Eagle Ford acreage.
We incurred a total of $0.5 million of transaction costs for legal, due diligence and other professional fees associated with the Hunt Acquisition, including $0.1 million in 2017 and $0.4 million in the first quarter of 2018. These costs have been recognized as a component of our G&A expenses.

We accounted for the Hunt Acquisition by applying the acquisition method of accounting as of March 1, 2018. The following table represents the preliminary fair values assigned to the net assets acquired and the total acquisition cost incurred, including consideration transferred to Hunt:

Assets
Oil and gas properties - proved	$82,198
Oil and gas properties - unproved	16,339
Liabilities
Asset retirement obligations (“AROs”)	356
Net assets acquired	$98,181

Cash consideration paid to Hunt	$84,403
Accumulated costs, net of suspended revenues, for wells in which Hunt had rights to participate	13,778
Total acquisition costs incurred	$98,181
Devon Acquisition
In July 2017, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Devon Energy Corporation (“Devon”) to acquire all of Devon’s right, title and interest in and to certain oil and gas assets (the “Devon Properties”), including oil and gas leases covering approximately 19,600 net acres located primarily in Lavaca County, Texas for aggregate consideration of $205 million in cash (the “Devon Acquisition”). Upon execution of the Purchase Agreement, we deposited $10.3 million as earnest money into an escrow account (the “Escrow Account”). The Devon Acquisition has an effective date of March 1, 2017 and closed on September 29, 2017, at which time we paid cash consideration of $189.9 million and $7.1 million was released from the Escrow Account to Devon. In November 2017, we acquired additional working interests in the Devon Properties for $0.7 million from parties that had tag-along rights to sell their interests under the Purchase Agreement.
As of December 31, 2017, $3.2 million remained in the Escrow Account, which was included as a component of noncurrent “Other assets” on our Condensed Consolidated Balance Sheet. The final settlements of the Devon Acquisition together with the tag-along rights acquisition, occurred in February 2018 at which time $2.5 million in cash was transferred from the Escrow Account to Devon and the remaining $0.7 million was distributed to us. In addition, Devon transferred $0.3 million to us for suspended revenues attributable to the acquired properties.
The Devon Acquisition was financed with the net proceeds received from borrowings under the $200 million Second Lien Credit Agreement dated as of September 29, 2017 (the “Second Lien Facility”) (see Note 8 for terms of the Second Lien Facility) and incremental borrowings under the Credit Facility. The Devon Properties include increases in working interests of many properties for which we are the operator as well as other properties that are contiguous to our existing asset base in South Texas.
We incurred a total of $1.0 million of transaction costs in 2017 associated with the Devon Acquisition, including advisory, legal, due diligence and other professional fees. These costs have been recognized as a component of our G&A expenses.

We accounted for the Devon Acquisition by applying the acquisition method of accounting as of September 29, 2017. The following table represents the final fair values assigned to the net assets acquired and the total consideration transferred:

Assets
Oil and gas properties - proved	$42,866
Oil and gas properties - unproved	146,686
Other property and equipment	8,642
Liabilities
Revenue suspense	355
Asset retirement obligations	494
Net assets acquired	$197,345

Cash consideration paid to Devon and tag-along parties, net	$190,277
Amount transferred to Devon from the Escrow Account	9,519
Application of working capital adjustments, net	(2,451)
Total consideration transferred	$197,345
Valuation of Acquisitions
The fair values of the oil and gas properties acquired in the Hunt and Devon Acquisitions were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future cash flows (v) the timing of our development plans and (vi) a market-based weighted-average cost of capital. The fair value of the other property and equipment acquired was measured primarily with reference to replacement costs for similar assets adjusted for the age and normal use of the underlying assets. Because many of these inputs are not observable, we have classified the initial fair value estimates as Level 3 inputs as that term is defined in GAAP.
Impact of Acquisitions on Actual and Pro Forma Results of Operations
The results of operations attributable to the Hunt Acquisition and Devon Acquisition have been included in our Consolidated Financial Statements for the periods after March 1, 2018 and after September 29, 2017, respectively. The Hunt Acquisition provided revenues and estimated earnings (including revenues less operating expenses and excluding allocations of interest expense and income taxes) of approximately $0.4 million and $0.2 million, respectively, for the period from March 1, 2018 through March 31, 2018. As the properties and working interests acquired in connection with the Hunt and Devon Acquisitions are included within our existing Eagle Ford acreage, it is not practical or meaningful to disclose revenues and earnings unique to those assets for periods beyond those during which they were acquired as they were fully integrated into our regional operations soon after their acquisition. The following table presents unaudited summary pro forma financial information for the three months ended March, 31, 2018 and 2017 assuming the Hunt and Devon Acquisitions and the related entry into the Second Lien Facility occurred as of January 1, 2017. The pro forma financial information does not purport to represent what our actual results of operations would have been if the Hunt and Devon Acquisitions and the entry into the Second Lien Facility had occurred as of this date, or the results of operations for any future periods.

	Three Months Ended March 31,
	2018	2017
Total revenues	$82,456	$47,721
Net income	$13,390	$28,189
Net income (loss) per share - basic	$0.89	$1.88
Net income (loss) per share - diluted	$0.89	$1.86
Divestitures
In February 2018, we sold our undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana that were scheduled to expire in 2019 and in March 2018 we sold certain undeveloped deep leasehold rights in Oklahoma. We received a combined total of $1.6 million for these leasehold assets which were applied as a reduction of our net oil and gas properties.

4.	Bankruptcy Proceedings and Emergence
On May 12, 2016, we and eight of our subsidiaries filed voluntary petitions (In re Penn Virginia Corporation, et al., Case No. 16-32395) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”).
On August 11, 2016, the Bankruptcy Court confirmed our Second Amended Joint Chapter 11 Plan of Reorganization of Penn Virginia Corporation and its Debtor Affiliates (the “Plan”), and we subsequently emerged from bankruptcy on September 12, 2016 (the “Emergence Date”).
Effective January 17, 2018, the Bankruptcy Court closed the eight cases attributable to our subsidiaries, leaving the aforementioned lead case open pending the entry of a final decree or order by the Bankruptcy Court. While our emergence from bankruptcy is effectively complete, certain administrative and claims resolution activities will continue under the authority of the Bankruptcy Court until they have been appropriately discharged. As of May 4, 2018, certain claims were still in the process of resolution. While most of these matters are unsecured claims for which shares of our common stock have been allocated, certain of these matters must be settled with cash payments. As of March 31, 2018, we had $3.9 million reserved for outstanding claims to be potentially settled in cash. This reserve is included as a component of “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet.
5.       Accounts Receivable and Revenues from Contracts with Customers
Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	March 31,	December 31,
	2018	2017
Customers	$43,764	$39,106
Joint interest partners	13,808	32,493
Other	747	584
	58,319	72,183
Less: Allowance for doubtful accounts	(2,362)	(2,362)
	$55,957	$69,821

For the three months ended March 31, 2018, three customers accounted for $70.6 million, or approximately 91%, of our consolidated product revenues. The revenues generated from these customers during the three months ended March 31, 2018 were $31.0 million, $26.4 million and $13.2 million, or 40%, 34% and 17% of the consolidated total, respectively. As of March 31, 2018 and December 31, 2017, $38.8 million and $32.1 million, or approximately 89% and 82%, of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers. For the three months ended March 31, 2017, one customer accounted for $31.2 million, or approximately 90%, of our consolidated product revenues.
Revenue from Contracts with Customers
Adoption of ASC Topic 606
Effective January 1, 2018, we adopted ASC Topic 606 and have applied the guidance therein to our contacts with customers for the sale of commodity products (crude oil, NGLs and natural gas) as well as marketing services that we provide to our joint venture partners and other third parties. ASC Topic 606 provides for a five-step revenue recognition process model to determine the transfer of goods or services to consumers in an amount that reflects the consideration to which we expect to be entitled in exchange for such goods and services.
Upon the adoption of ASC Topic 606, we: (i) changed the presentation of our NGL product revenues from a gross basis to a net basis and changed the classification of certain natural gas processing costs associated with NGLs from a component of “Gathering, processing and transportation” (“GPT”) expense to a reduction of NGL product revenues as described in further detail below, (ii) wrote-off $2.7 million of accounts receivable arising from natural gas imbalances accounted for under the entitlements method as a direct reduction to our beginning balance of retained earnings as of January 1, 2018 and (iii) adopted the sales method with respect to production imbalance transactions beginning after December 31, 2017.

The following table illustrates the impact of the the adoption of ASC Topic 606 on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018:

	As Determined	As Reported Under	Increase
	Under Prior GAAP	ASC Topic 606	(Decrease)
Revenues
Crude oil	$71,258	$71,258	$—
Natural gas liquids	$3,392	$2,946	$(446)
Natural gas	$2,790	$2,790	$—
Marketing services (included in Other, net revenues)	$92	$92	$—
Operating expenses
Gathering, processing and transportation	$3,805	$3,359	$(446)
Net income	$10,295	$10,295	$—
Accounting Policies for Revenue Recognition and Associated Costs
Crude oil. We sell our crude oil production to our customers at either the wellhead or a contractually agreed-upon delivery point, including certain regional central delivery point terminals or pipeline inter-connections. We recognize revenue when control transfers to the customer considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality, location differentials and, if applicable, deductions for intermediate transportation. Costs incurred by us for gathering and transporting the products to an agreed-upon delivery point are recognized as a component of GPT expense.
NGLs. We have natural gas processing contracts in place with certain midstream processing vendors in our two primary operating regions. We deliver “wet” natural gas to our midstream processing vendors at the inlet of their processing facilities through gathering lines, certain of which we own and others which are owned by gathering service providers. Subsequent to processing, NGLs are delivered or otherwise transported to a third party customer. Depending upon the nature of the contractual arrangements with the midstream processing vendors, particularly those attributable to the marketing of the NGL products, we recognize revenue for NGL products on either a gross or net basis. For those contracts where we have determined that we are the principal and the ultimate third party is our customer, we recognize revenue on a gross basis, with associated processing costs presented as GPT expenses. For those contracts where we have determined that we are the agent and the midstream processing vendor is our customer, we recognize NGL product revenues based on a net basis with processing costs presented as a reduction of revenue. Based on an analysis of all of our existing natural gas processing contracts, we have determined that, as of January 1, 2018 and through March 31, 2018, we are the agent and our midstream processing vendors are our customers with respect to all of our NGL product sales.
Natural gas. Subsequent to the aforementioned processing of “wet” natural gas and the separation of NGL products, the “dry” or residue gas is delivered to us at the tailgate of the midstream processing vendors’ facilities and we market the product to our customers, most of whom are interstate pipelines. We recognize revenue when control transfers to the customer considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality and location differentials, as applicable. Costs incurred by us for gathering and transportation from the wellhead through the processing facilities are recognized as a component of GPT expenses.
Marketing services. We provide marketing services to certain of our joint venture partners and other third parties with respect to oil and gas production for which we are the operator. Pricing for such services represents a negotiated fixed rate fee based on the sales price of the underlying oil and gas products. Production attributable to joint venture partners from wells that we operate that are not subject to marketing agreements are delivered in kind. Marketing revenue is recognized simultaneously with the sale of our commodity production to our customers. Direct costs associated with our marketing efforts are included in G&A expenses.
Transaction Prices, Contract Balances and Performance Obligations
Substantially all of our commodity product sales are short-term in nature with contract terms of one year or less. Accordingly, we have applied the practical expedient included in ASC Topic 606 which provides for an exemption from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
Under our commodity product sales contracts, we bill our customers and recognize revenue when our performance obligations have been satisfied as described above. At that time, we have determined that payment is unconditional. Accordingly, our commodity sales contracts do not create contract assets or liabilities as those terms are defined in ASC Topic 606.

We record revenue in the month that our oil and gas production is delivered to our customers. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations and distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, we make accruals for revenues and accounts receivable based on estimates of our share of production, particularly from properties that are operated by our joint venture partners. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized.

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
We determine the fair values of our commodity derivative instruments based on discounted cash flows derived from third-party quoted forward prices for West Texas Intermediate (“WTI”) crude oil and Louisiana Light Sweet (“LLS”) closing prices as of the end of the reporting period. The discounted cash flows utilize discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position and our own credit risk if the derivative is in a liability position. We are currently unhedged with respect to NGL and natural gas production.
The following table sets forth our commodity derivative positions, presented on a net basis by period of maturity, as of March 31, 2018:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Second quarter 2018	Swaps-WTI	6,484	$51.09	$—	$7,888
Second quarter 2018	Swaps-LLS	2,500	$55.18	—	2,735
Third quarter 2018	Swaps-WTI	6,455	$51.10	—	6,998
Third quarter 2018	Swaps-LLS	2,500	$55.18	—	2,404
Fourth quarter 2018	Swaps-WTI	6,455	$51.10	—	5,960
Fourth quarter 2018	Swaps-LLS	2,500	$55.18	—	2,003
First quarter 2019	Swaps-WTI	4,946	$52.03	—	3,372
First quarter 2019	Swaps-LLS	2,500	$51.30	—	2,422
Second quarter 2019	Swaps-WTI	4,921	$52.04	—	2,861
Second quarter 2019	Swaps-LLS	2,500	$51.30	—	2,144
Third quarter 2019	Swaps-WTI	4,897	$52.05	—	2,404
Third quarter 2019	Swaps-LLS	2,500	$51.30	—	1,897
Fourth quarter 2019	Swaps-WTI	4,898	$52.05	—	2,011
Fourth quarter 2019	Swaps-LLS	2,500	$51.30	—	1,660
First quarter 2020	Swaps-WTI	4,000	$52.67	—	1,123
Second quarter 2020	Swaps-WTI	4,000	$52.67	—	866
Third quarter 2020	Swaps-WTI	4,000	$52.67	—	650
Fourth quarter 2020	Swaps-WTI	4,000	$52.67	—	461
Settlements to be paid in subsequent period					3,037

Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included in “Derivatives” in our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended March 31,
	2018	2017
Derivative gains (losses)	$(18,795)	$17,016
The effects of derivative gains and (losses) and cash settlements are reported as adjustments to reconcile net income to net cash provided by operating activities. These items are recorded in the “Derivative contracts” section of our Condensed Consolidated Statements of Cash Flows under “Net (gains) losses” and “Cash settlements, net.”
The following table summarizes the fair values of our derivative instruments presented on a gross basis, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

		March 31, 2018		December 31, 2017
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$—	$36,820	$—	$27,777
Commodity contracts	Derivative assets/liabilities – noncurrent	32	16,108	—	13,900
		$32	$52,928	$—	$41,677
As of March 31, 2018, we reported total commodity derivative liabilities of $52.9 million. The contracts associated with this position are with five counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

7.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	March 31,	December 31,
	2018	2017
Oil and gas properties:
Proved	$624,747	$460,029
Unproved	137,722	117,634
Total oil and gas properties	762,469	577,663
Other property and equipment	13,702	12,712
Total properties and equipment	776,171	590,375
Accumulated depreciation, depletion and amortization	(84,888)	(61,316)
	$691,283	$529,059
Unproved property costs of $137.7 million and $117.6 million have been excluded from amortization as of March 31, 2018 and December 31, 2017, respectively. We transferred less than $0.1 million of undeveloped leasehold costs associated with acreage unlikely to be drilled or associated with proved undeveloped reserves, including capitalized interest, from unproved properties to the full cost pool during the three months ended March 31, 2018. We capitalized internal costs of $0.7 million and $0.6 million and interest of $2.2 million and less than $0.1 million during the three months ended March 31, 2018 and 2017, respectively, in accordance with our accounting policies. Average depreciation, depletion and amortization (“DD&A”) per barrel of oil equivalent of proved oil and gas properties was $15.20 and $11.47 for the three months ended March 31, 2018 and 2017, respectively.

8.	Long-Term Debt
The following table summarizes our debt obligations as of the dates presented:

	March 31, 2018		December 31, 2017
	Principal	Unamortized Discount and Deferred Issuance Costs [1]	Principal	Unamortized Discount and Deferred Issuance Costs [1]
Credit facility [2]	$195,000		$77,000
Second lien term loans	200,000	$11,234	200,000	$11,733
Totals	395,000	$11,234	277,000	$11,733
Less: Unamortized discount	(3,674)		(3,839)
Less: Unamortized deferred issuance costs	(7,560)		(7,894)
Long-term debt, net	$383,766		$265,267
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

Credit Facility
On the Emergence Date, we entered into the Credit Facility. The Credit Facility provides for a $340.0 million revolving commitment and borrowing base and a $5 million sublimit for the issuance of letters of credit. In March 2018, the borrowing base under the Credit Facility was redetermined from $237.5 million to $340.0 million pursuant to the Master Assignment, Agreement and Amendment No. 4 to the Credit Facility (the “Fourth Amendment”). In the three months ended March 31, 2018, we paid and capitalized issue costs of $0.7 million in connection with the Fourth Amendment. The availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is generally redetermined semi-annually in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The April 2018 redetermination was accelerated to March in connection with the Hunt Acquisition. The Credit Facility is available to us for general corporate purposes including working capital. The Credit Facility matures in September 2020. We had $0.8 million in letters of credit outstanding as of March 31, 2018 and December 31, 2017.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 2.00% to 3.00%, determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate (“LIBOR”) plus an applicable margin ranging from 3.00% to 4.00%, determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of March 31, 2018, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 5.34%. Unused commitment fees are charged at a rate of 0.50%.
The Credit Facility is guaranteed by us and all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees under the Credit Facility are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. There are no significant restrictions on our ability or any of the Guarantor Subsidiaries to obtain funds through dividends, advances or loans. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our assets.
The Credit Facility requires us to maintain (1) a minimum interest coverage ratio (adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses as defined in the Credit Facility (“EBITDAX”) to adjusted interest expense), measured as of the last day of each fiscal quarter, of 3.00 to 1.00, (2) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset), measured as of the last day of each fiscal quarter of 1.00 to 1.00, and (3) a maximum leverage ratio (consolidated indebtedness to EBITDAX), measured as of the last day of each fiscal quarter of 3.50 to 1.00.
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

As of March 31, 2018, and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Credit Facility.
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
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. As of March 31, 2018, the actual interest rate of outstanding borrowings under the Second Lien Facility was 8.88%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three month intervals if we select a six month interest period), at our election and is computed on the basis of a 360-day year. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
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
As of March 31, 2018, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Second Lien Facility.

9.	Income Taxes
On December 22, 2017, the U.S. Congress enacted comprehensive tax legislation as part of the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code, including but not limited to, (i) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries; (ii) reducing the U.S. federal corporate income tax rate from 35% to 21%; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) allowing the immediate deduction of certain new investments in lieu of depreciation expense over time; (v) creating a new limitation on deductible interest expense; (vi) changing rules related to use and limitations of net operating loss (“NOL”) carryforwards created in tax years beginning after December 31, 2017 and (vii) repeal of the corporate alternative minimum tax (“AMT”).
In connection with our initial analysis of the impact of the TCJA, our Condensed Consolidated Balance Sheet as of December 31, 2017 included a deferred tax asset of $4.9 million attributable to our AMT credit carryforwards that were previously fully reserved, but became realizable in connection with the AMT provisions of the TCJA. We continue to analyze the impacts of the TCJA on the Company and refine our estimates during 2018.

We recognized a federal and state income tax expense for the three months ended March 31, 2018 at the blended rate of 21.6%; however, the federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets along with an adjustment of $0.2 million to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 1.6%. The effect of the adjustment was to reduce our deferred tax asset to $4.8 million as of March 31, 2018. We recognized a federal income tax benefit for the three months ended March 31, 2017 at the blended rate of 35.2% which was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of cumulative losses.
We had no liability for unrecognized tax benefits as of March 31, 2018. There were no interest and penalty charges recognized during the periods ended March 31, 2018 and 2017. Tax years from 2013 forward remain open for examination by the Internal Revenue Service and various state jurisdictions.
10.    Executive Retirement
Effective February 28, 2018, Mr. Harry Quarls retired from his position as a director and Executive Chairman of the Company. In connection with his retirement, we entered into a separation and consulting agreement (“Separation Agreement”) whereby Mr. Quarls will provide transition and support services to us through December 31, 2018. We paid Mr. Quarls $0.3 million for such services and a mutually agreed-upon amount for any services in excess of a minimum level established in the Separation Agreement. The Separation Agreement included a general release of claims, and provided for the accelerated vesting of certain share-based compensation awards for which we recognized expense of $0.6 million during the three months ended March 31, 2018 (see Note 15). The costs associated with the Separation Agreement, including the share-based compensation charges, are included as a component of G&A expenses in our Condensed Consolidated Statements of Operation.

11.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	March 31,	December 31,
	2018	2017
Other current assets:
Tubular inventory and well materials	$5,391	$5,146
Prepaid expenses	1,365	1,104
	$6,756	$6,250
Other assets:
Deferred issuance costs of the Credit Facility	$3,268	$2,857
Deposit in escrow [1]	—	3,210
Other	5	2,440
	$3,273	$8,507
Accounts payable and accrued liabilities:
Trade accounts payable	$17,223	$22,579
Drilling costs	32,005	22,389
Royalties and revenue – related	34,995	39,287
Compensation – related	1,791	2,975
Interest	366	223
Reserve for bankruptcy claims	3,933	3,933
Other	6,821	4,795
	$97,134	$96,181
Other liabilities:
Asset retirement obligations	$3,777	$3,286
Defined benefit pension obligations	940	971
Postretirement health care benefit obligations	491	476
Other	100	100
	$5,308	$4,833
_______________________
1 Represents the amount remaining in the Escrow Account for the Devon Acquisition which was utilized to fund the remaining liabilities due to Devon for the final settlement in March 2018 (see Note 3).

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and our Credit Facility and Second Lien Facility borrowings. As of March 31, 2018, the carrying values of all of these financial instruments approximated fair value.
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	March 31, 2018
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – noncurrent	$32	$—	$32	$—
Liabilities:
Commodity derivative liabilities – current	$(36,820)	$—	$(36,820)	$—
Commodity derivative liabilities – noncurrent	(16,108)	—	(16,108)	—

	December 31, 2017
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Liabilities:
Commodity derivative liabilities – current	$(27,777)	$—	$(27,777)	$—
Commodity derivative liabilities – noncurrent	(13,900)	—	(13,900)	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the three months ended March 31, 2018 and 2017.
We used the following methods and assumptions to estimate fair values for the financial assets and liabilities described below:

•
Commodity derivatives: We determine the fair values of our commodity derivative instruments based on discounted cash flows derived from third-party quoted forward prices for WTI and LLS crude oil closing prices as of the end of the reporting periods. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. Each of these is a Level 2 input.

Non-Recurring Fair Value Measurements
In addition to the fair value measurements applied with respect to the Hunt and Devon Acquisitions, as described in Note 3, the most significant non-recurring fair value measurements utilized in the preparation of our Condensed Consolidated Financial Statements are those attributable to the initial determination of AROs associated with the ongoing development of new oil and gas properties. The determination of the fair value of AROs is based upon regional market and facility specific information. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. Because these significant fair value inputs are typically not observable, we have categorized the initial estimates as Level 3 inputs.

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
Under the marketing agreement, we have a 10-year commitment to sell 8,000 barrels per day of crude oil (gross) to Republic, or to any third party, utilizing Republic Marketing’s capacity on a certain downstream interstate pipeline.
Excluding the potential impact of the effects of price escalation from commodity price changes, the minimum fee requirements attributable to the MVC under the gathering and transportation agreement are as follows: $7.9 million for the remainder of 2018, $11.7 million for 2019, $13.0 million per year for 2020 through 2025, $7.4 million for 2026, $3.8 million per year for 2027 through 2030 and $2.2 million for 2031.
Drilling and Completion Commitments
We have contractual commitments for three drilling rigs as of March 31, 2018 with terms expiring in August 2018, September 2018 and November 2018, respectively. We also have one-year purchase commitments for the utilization of certain frac services and the purchase of certain proppant materials. Both the frac services and materials commitments were effective January 1, 2018. We have approximately $37.0 million of combined obligations associated with these commitments.
Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of March 31, 2018, we continue to maintain a $0.1 million reserve for a litigation matter. As of March 31, 2018, we also had AROs of approximately $3.8 million attributable to the plugging of abandoned wells.
14.    Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity and the changes therein as of and for the three months ended March 31, 2018:

	December 31,		All Other	March 31,
	2017	Net Income	Changes [1]	2018
Common stock	$150	$—	$1	$151
Paid-in capital	194,123	—	988	195,111
Retained earnings	27,366	10,295	(2,659)	35,002
Accumulated other comprehensive income	—	—	—	—
	$221,639	$10,295	$(1,670)	$230,264
_______________________
1 Includes equity-classified share-based compensation of $1.6 million during the three months ended March 31, 2018. During the three months ended March 31, 2018, 37,845 and 1,495 shares of common stock were issued in connection with the vesting of certain time-vested restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), net of shares withheld for income taxes, respectively. Also includes a write-off of $2.7 million for certain accounts receivable attributable to natural gas imbalances accounted for under the entitlements method prior to January 1, 2018 in accordance with the adoption of ASC Topic 606 (see Note 5).

15.	Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We recognize share-based compensation expense related to our share-based compensation plans as a component of G&A expenses in our Condensed Consolidated Statements of Operations.
We reserved 749,600 shares of common stock for issuance under the Penn Virginia Corporation Management Incentive Plan for future share-based compensation awards. A total of 310,700 RSUs and 98,526 PRSUs have been granted as of March 31, 2018.

We recognized $1.6 million and $0.8 million of expense attributable to the RSUs and PRSUs for the three months ended March 31, 2018 and 2017, respectively. Approximately $0.6 million of the expense for the 2018 period was attributable to the accelerated vesting of certain awards of our former Executive Chairman.
In the three months ended March 31, 2018 and 2017, we granted 5,719 and 146,834 RSUs to certain employees with an average grant-date fair value of $36.52 and $51.71 per RSU, respectively. The RSUs are being charged to expense on a straight-line basis over a range of four to five years. In the three months ended March 31, 2018, 37,845 shares vested, net of shares withheld for income taxes.
In the three months ended March 31, 2017, we granted 62,675 PRSUs to members of our management. No PRSUs were granted during the three months ended March 31, 2018. In the three months ended March 31, 2018, 1,495 shares vested, net of shares withheld for income taxes. Previously issued PRSUs were issued collectively in two to three separate tranches with individual three-year performance periods beginning in January 2017, 2018 and 2019, respectively. Vesting of the PRSUs can range from zero to 200 percent of the original grant based on the performance of our common stock relative to an industry index. Due to their market condition, the PRSUs are being charged to expense using graded vesting over a maximum of five years. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation with a range of $47.70 to $65.28 per PRSU. Expected volatilities were based on historical volatilities and range from 59.63% to 62.18%. A risk-free rate of interest with a range of 1.44% to 1.51% was utilized which is equivalent to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill commensurate with the longest remaining performance measurement period for each tranche. We assumed no payment of dividends during the performance periods.
Other Benefit Plans
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized $0.1 million of expense attributable to the 401(k) Plan for each of the three months ended March 31, 2018 and 2017. The charges for the 401(k) Plan are recorded as a component of G&A expenses.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited number of former employees, all of whom retired prior to 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three months ended March 31, 2018 and 2017. The charges for these plans are recorded as a component of “Other income (expense)” in our Condensed Consolidated Statements of Operation.

16.	Interest Expense
The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended March 31,
	2018	2017
Interest on borrowings and related fees	$6,048	$390
Accretion of original issue discount [1]	165	—
Amortization of debt issuance costs	631	188
Capitalized interest	(2,243)	(40)
	$4,601	$538
___________________

[1]	Includes accretion of original issue discount attributable to the Second Lien Facility (see Note 8).

17.	Earnings per Share
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net income - basic and diluted	$10,295	$28,081

Weighted-average shares – basic	15,042	14,992
Effect of dilutive securities [1]	39	134
Weighted-average shares – diluted	15,081	15,126
_______________________

[1]	The number of dilutive securities for the three months ended March 31, 2018 and 2017, which is attributable to RSUs and PRSUs, was determined under the “treasury stock” method.

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	risks related to recently completed acquisitions, including our ability to realize their expected benefits;

•	our ability to satisfy our short-term and long-term liquidity needs, including our inability to generate sufficient cash flows from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs;

•	negative events or publicity adversely affecting our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	plans, objectives, expectations and intentions contained in this report that are not historical;

•	our ability to execute our business plan in volatile and depressed commodity price environments;

•	the decline in and volatility of commodity prices for oil, NGLs, and natural gas;

•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of oil, natural gas liquids, or NGLs, and natural gas;

•	our ability to contract for drilling rigs, frac crews, supplies and services at reasonable costs;

•	our ability to obtain adequate pipeline transportation capacity for our oil and gas production at reasonable cost and to sell our production at, or at reasonable discounts to, market prices;

•	the uncertainties inherent in projecting future rates of production for our wells and the extent to which actual production differs from that estimated in our proved oil and natural gas reserves;

•	drilling and operating risks;

•	our ability to compete effectively against other oil and gas companies;

•	leasehold terms expiring before production can be established and our ability to replace expired leases;

•	environmental obligations, costs and liabilities that are not covered by an effective indemnity or insurance;

•	the timing of receipt of necessary regulatory permits;

•	the effect of commodity and financial derivative arrangements with other parties and counterparty risk related to the ability of these parties to meet their future obligations;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	our ability to retain or attract senior management and key employees;

•	compliance with and changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters;

•	physical, electronic and cybersecurity breaches;

•	uncertainties relating to general domestic and international economic and political conditions;

•	the impact and costs associated with litigation or other legal matters; and

•
other factors set forth in our periodic filings with the Securities and Exchange Commission, including the risks set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its consolidated subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. References to “quarters” or “periods” represent the three months ended March 31, 2018 or 2017, as applicable.
Overview and Executive Summary
We are an independent oil and gas company engaged in the onshore exploration, development and production of crude oil, natural gas liquids, or NGLs, and natural gas. Our current operations consist primarily of drilling unconventional horizontal development wells and operating our producing wells in the Eagle Ford Shale, or the Eagle Ford, in South Texas. Our operations are substantially concentrated with over 90 percent of our production and revenues and all of our capital expenditures attributable to this region. We also have less significant operations in Oklahoma, primarily consisting of non-operated properties in the Granite Wash.
Crude oil prices have continued a steadily rising trend that began in the second half of 2017 throughout the three months ended March 31, 2018 and into the spring season. With the improved pricing environment, domestic production has increased including that in the broader Eagle Ford region in which we operate. This environment has expanded opportunities in our principal operating region. Furthermore, many exploration and production companies that experienced financial difficulties similar to us during the 2015 and 2016 time frame have restructured and refocused their financial resources and operating plans to capitalize on current opportunities. In addition, there has been a consolidation of holdings within the Eagle Ford, including our own, through recent acquisitions. Collectively, these and other factors have led to higher pricing for certain oilfield products and services, including drilling and completion services, which we expect to continue in the intermediate term.
As discussed in further detail in Notes 2 and 5 to the Condensed Consolidated Financial Statements, we have adopted two new accounting standards: Accounting Standards Codification Topic 606 Revenues from Contracts with Customers, or ASC Topic 606, and Accounting Standards Update 2017–07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017–07, effective January 1, 2018. The adoption of these standards impacts the presentation and comparability of (i) NGL product revenues and Gathering, processing and transportation, or GPT, expense and (ii) General and administrative, or G&A, expenses and Other income (expense). We adopted ASC Topic 606 utilizing the cumulative effect transition method. Accordingly, our NGL revenues and GPT expense for the three months ended March 31, 2017 are not comparable to the 2018 presentation of these items. Our discussion and analysis of these items in the Results of Operations that follow address the effects of changes directly attributable to the adoption of ASC Topic 606. We adopted ASU 2017–07 utilizing the modified retrospective method. Accordingly, certain benefits costs that were previously reported as a component of G&A are currently being reported as a component of Other, net (expenses) as required by ASU 2017–07 for all periods presented.
The following summarizes our key operating and financial highlights for the three months ended March 31, 2018 with comparison to the three months ended December 31, 2017. The year-over-year highlights are addressed in further detail in the discussions for Financial Condition and Results of Operations that follow.

•
Production increased approximately 28 percent to 1,453 thousand barrels of oil equivalent, or MBOE, from 1,135 MBOE due primarily to more productive and a greater number of wells turned to sales as well as the effect of one month of production from increased working interests in wells associated with the acquisition of certain oil and gas assets from Hunt Oil Company, or Hunt, in March 2018, or the Hunt Acquisition.

•
Product revenues increased approximately 42 percent to $77.0 million from $54.1 million due primarily to higher crude oil volume and 10 percent higher crude oil prices. Higher natural gas revenues from higher volume and six percent higher pricing were substantially offset by lower NGL revenues due primarily to the $0.4 million effect of the adoption of ASC Topic 606 as referenced above. Excluding the effect of ASC Topic 606, NGL revenues increased approximately two percent while NGL pricing declined by approximately eight percent on a basis comparable to the 2017 period.

•
Production and lifting costs (consisting of Lease operating expenses, or LOE, and GPT) increased on an absolute basis to $10.7 million from $9.5 million, but declined on a per unit basis to $7.33 per barrel of oil equivalent, or BOE, from $8.34 per BOE due primarily to the increase in production volume and lower down-hole maintenance costs in the first quarter of 2018 as well as the effect of the adoption of ASC Topic 606 ($0.4 million or $0.31 per BOE).

•
Production and ad valorem taxes increased on an absolute and per unit basis to $4.1 million and $2.82 per BOE from $3.0 million and $2.68 per BOE, respectively, due to higher production volume and higher crude oil and natural gas pricing.

•
G&A expenses increased on an absolute and per unit basis to $6.5 million and $4.45 per BOE from $3.5 million and $3.05 per BOE, respectively, due primarily to transaction costs associated with the Hunt Acquisition, costs associated with the retirement of our Executive Chairman in February 2018 and higher employee-related support costs as we have expanded our employee base commensurate with our current growth plans, partially offset by the effect of higher production volume.

•
Depreciation, depletion and amortization, or DD&A, increased on an absolute and per unit basis to $22.1 million and $15.20 per BOE from $17.1 million and $15.07 per BOE, respectively due primarily to the higher production volume.

•
Our operating income increased to $33.9 million for the three months ended March 31, 2018 compared to $21.2 million for the three months ended December 31, 2017 due the combined impact of the matters noted above.

The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Total production (MBOE)	1,453	1,135	855
Average daily production (BOEPD)	16,145	12,340	9,495
Crude oil production (MBbl)	1,127	845	608
Crude oil production as a percent of total	78%	74%	71%
Product revenues	$76,994	$54,144	$34,718
Crude oil revenues	$71,258	$48,499	$30,073
Crude oil revenues as a percent of total	93%	90%	87%
Realized prices:
Crude oil ($ per Bbl)	$63.23	$57.42	$49.47
NGLs ($ per Bbl) [1]	$17.94	$22.47	$19.34
Natural gas ($ per Mcf)	$2.87	$2.71	$3.06
Aggregate ($ per BOE)	$52.99	$47.69	$40.63
Prices adjusted for derivatives:
Crude oil ($ per Bbl)	$56.51	$55.24	$46.19
Aggregate ($ per BOE)	$47.77	$46.07	$38.30
Production and lifting costs:
Lease operating ($ per BOE)	$5.02	$5.50	$5.75
Gathering, processing and transportation ($ per BOE) [1]	$2.31	$2.84	$2.98
Production and ad valorem taxes ($ per BOE)	$2.82	$2.68	$2.31
General and administrative ($ per BOE) [2]	$4.45	$3.05	$4.80
Depreciation, depletion and amortization ($ per BOE)	$15.20	$15.07	$11.47
Cash provided by operating activities [3]	$38,682	$31,416	$9,142
Cash paid for capital expenditures	$77,839	$47,843	$17,741
Cash and cash equivalents at end of period	$7,319	$11,017	$3,132
Debt outstanding at end of period, net	$383,766	$265,267	$30,000
Credit available under credit facility at end of period	$144,245	$159,745	$97,233
Net development wells drilled and completed	10.0	5.3	2.4
__________________________________________________________________________________

[1]
The effects of the adoption of ASC Topic 606, if applied to the periods ended in 2017, would have resulted in realized prices for NGLs of $19.27 and $16.45 per BOE and GPT of $2.43 and $2.58 per BOE for the three months ended December 31, 2017 and March 31, 2017, respectively.

[2]
Includes combined amounts of $1.55, $0.83 and $0.96 per BOE for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively, attributable to equity-classified share-based compensation and significant special charges, including acquisition transaction and other costs, as described in the discussion of “Results of Operations - General and Administrative” that follows.

[3]	Includes cash paid for derivative settlements of $7.6 million, $1.8 million and $2.0 million for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Key Developments
The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows:
Production and Development Plans
Total production for the first quarter of 2018 was 1,453 MBOE, or 16,145 barrels of oil equivalent per day, or BOEPD, with approximately 78 percent, or 1,127 MBOE, of production from crude oil, 11 percent from NGLs and 11 percent from natural gas. Production from our Eagle Ford operations during this period was 1,383 MBOE or 15,370 BOEPD. Approximately 81 percent of our Eagle Ford production for the period was from crude oil, 10 percent was from NGLs and nine percent was from natural gas. Production from our Eagle Ford operations was approximately 95 percent of total Company production during the first quarter of 2018.
We drilled and turned 13 gross (10.0 net) Eagle Ford wells to sales during the first quarter of 2018. Subsequent to March 31, 2018, we drilled and turned an additional five gross (4.4 net) wells to sales, including wells on the Schacherl-Effenberger and Medina pads. As of May 4, 2018, we were drilling seven gross (6.1 net) wells with our three operated drilling rigs, six gross (4.6 net) wells were completing and six gross (5.4 net) wells were waiting on completion.
As of May 4, 2018, we had approximately 98,400 gross (83,800 net) core acres in the Eagle Ford, net of expirations. Approximately 93 percent of our core acreage is held by production.
Acquisition of Producing Properties
In December 2017, we entered into a purchase and sale agreement with Hunt to acquire certain oil and gas assets in the Eagle Ford Shale, primarily in Gonzales and Lavaca Counties, Texas for $86.0 million in cash, subject to adjustments. The Hunt Acquisition has an effective date of October 1, 2017 and closed on March 1, 2018, at which time we paid cash consideration of $84.4 million. In connection with the Hunt Acquisition, we also acquired working interests in certain wells that we previously drilled as operator in which Hunt had rights to participate prior to the transaction closing. Accumulated costs, net of suspended revenues for these wells was $13.8 million which we have reflected as a component of the total net assets acquired. We funded the Hunt Acquisition with borrowings under our credit agreement, or the Credit Facility. The Hunt Acquisition expands our core net leasehold position by approximately 9,700 net acres, substantially all of which is held by production, in the northwestern portion of our Eagle Ford acreage. As a result of the Hunt Acquisition we are the operator of substantially all of our Eagle Ford acreage.
Amendment to Credit Facility
In March 2018, we entered into an amendment to the Credit Facility that increased our borrowing base by $102.5 million to $340 million from $237.5 million pursuant to the Spring redetermination and the Hunt Acquisition. We incurred and paid debt issue costs of $0.7 million in connection with the amendment.
Commodity Hedging Program
As of May 4, 2018, including the additional hedge contracts that we entered into in January and April 2018, we have hedged a portion of our estimated future crude oil production through the end of 2020 with a mix of West Texas Intermediate, or WTI, and Light Louisiana Sweet, or LLS, indexed swaps. We are currently unhedged with respect to NGL and natural gas production. The following table summarizes our hedge positions for the periods presented:

	WTI Volumes	WTI Average Swap Price	LLS Volumes	LLS Average Swap Price
	(Barrels per day)	($ per barrel)	(Barrels per day)	($ per barrel)
Remainder of 2018	7,803	$53.33	2,500	$55.18
2019	5,415	$52.75	2,500	$51.30
2020	5,000	$53.21	—	—
Changes to Executive Management and Board of Directors
Effective January 19, 2018, the Board of Directors, or the Board, elected Mr. David Geenberg and Mr. Michael Hanna as members of the Board. Additionally, effective February 28, 2018, Mr. Harry Quarls retired from his position as a director and Executive Chairman of the Company and, on March 6, 2018, Mr. Marc McCarthy resigned from the Board. The Company intends to appoint a new independent board member to serve as chairman of the Board. The Board currently has five directors recently elected at the annual meeting, and Darin G. Holderness and David Geenberg serve as co-chairmen of the Board.

Financial Condition
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. The Credit Facility provides us with up to $340 million in borrowing commitments. The current borrowing base under the Credit Facility is also $340 million. As of May 4, 2018, we had $119.7 million of availability under the Credit Facility.
Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy. In order to mitigate this volatility, we entered into derivative contracts hedging a portion of our estimated future crude oil production through the end of 2020.
Capital Resources
Under our budget, we currently anticipate capital expenditures, excluding acquisitions, to total between $320 million and $360 million for 2018 with approximately 95 percent of capital being directed to drilling and completions on our Eagle Ford acreage. We plan to fund our 2018 capital spending with cash from operating activities and borrowings under the Credit Facility. Based upon current price and production expectations for 2018, we believe that our cash from operating activities and borrowings under our Credit Facility will be sufficient to fund our operations through year-end 2018; however, future cash flows are subject to a number of variables and significant additional capital expenditures may be required to more fully develop our properties. For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash on Hand and Cash From Operating Activities. As of May 4, 2018, we had approximately $4.6 million of cash on hand. For additional information and an analysis of our historical cash from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the first quarter of 2018, we borrowed $118 million under the Credit Facility, with a substantial portion borrowed to fund the Hunt Acquisition. For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.
The following table summarizes our borrowing activity under the Credit Facility for the period presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended March 31, 2018	$124,756	$195,000	5.01%
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities
Operating cash flows, net of working capital changes	$50,762	$12,116
Crude oil derivative settlements paid, net	(7,576)	(1,992)
Interest payments, net of amounts capitalized	(3,662)	(348)
Acquisition transaction costs paid	(431)	—
Bankruptcy-related administration fees and costs paid	(161)	(634)
Consulting costs paid to former Executive Chairman	(250)	—
Net cash provided by operating activities	38,682	9,142
Cash flows from investing activities
Acquisitions, net	(83,338)	—
Capital expenditures	(77,839)	(17,741)
Proceeds from sales of assets, net	1,551	—
Net cash used in investing activities	(159,626)	(17,741)
Cash flows from financing activities
Proceeds from credit facility borrowings, net	118,000	5,000
Debt issuance costs paid	(754)	—
Other, net	—	(30)
Net cash provided by financing activities	117,246	4,970
Net decrease in cash and cash equivalents	$(3,698)	$(3,629)
Cash Flows from Operating Activities. The increase in net cash from operating activities for the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily attributable to: (i) higher production volume in the 2018 period, (ii) incremental operating cash flows from the Devon and Hunt Acquisitions, (iii) higher crude oil pricing in the 2018 period and (iv) lower payments in the 2018 period for bankruptcy-related administration costs. These items were partially offset by: (i) higher settlements paid for crude oil derivatives, (ii) higher interest payments due to greater outstanding borrowings in the 2018 period, (iii) acquisition costs paid in the 2018 period in connection with the Hunt and Devon Acquisitions and (iv) certain costs paid in connection with the retirement of our Executive Chairman in February 2018.
Cash Flows from Investing Activities. In the 2018 period, we paid a total of $84.4 million for the Hunt Acquisition and received a total of $1.1 million in connection with the final settlement of the 2017 acquisition of oil and gas assets from Devon Energy Corporation, or the Devon Acquisition. As illustrated in the tables below, our cash payments for capital expenditures were substantially higher during the 2018 period as compared to the 2017 period due primarily to the employment of three drilling rigs in our current drilling program as opposed to only one during a significant portion of the 2017 period. In addition, we received a combined total of $1.6 million from the sale of undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana and certain undeveloped deep leasehold rights in Oklahoma.
The following table sets forth costs related to our capital expenditures program for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Drilling and completion	$81,044	$19,640
Lease acquisitions and other land-related costs	2,061	714
Pipeline, gathering facilities and other equipment, net	973	(781)
Geological, geophysical (seismic) costs	150	186
	$84,228	$19,759

The following table reconciles the total costs of our capital expenditures program with the net cash paid for capital expenditures as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Total capital expenditures program costs (from above)	$84,228	$19,759
(Increase) decrease in accrued capitalized costs	(9,616)	(2,262)
Less:
Transfers from tubular inventory and well materials	(1,335)	(331)
Add:
Tubular inventory and well materials purchased in advance of drilling	1,580	72
Capitalized internal labor	739	463
Capitalized interest	2,243	40
Total cash paid for capital expenditures	$77,839	$17,741
Cash Flows from Financing Activities. The 2018 period includes borrowings of $118 million under the Credit Facility, a substantial portion of which were used to fund the Hunt Acquisition, while the 2017 period only includes borrowings of $7 million and repayments of $2 million. We also paid $0.8 million of debt issue costs in the 2018 period in connection with amendments to the Credit Facility and other costs in connection with the $200 million the Second Lien Facility, or Second Lien Facility.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	March 31,	December 31,
	2018	2017
Credit Facility borrowings	$195,000	$77,000
Second Lien Facility term loans, net	188,766	188,267
Total debt, net	383,766	265,267
Shareholders’ equity	230,264	221,639
	$614,030	$486,906
Debt as a % of total capitalization	62%	54%
Credit Facility. The Credit Facility provides for a $340 million revolving commitment and borrowing base. The Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit. The availability under the Credit Facility may not exceed the lesser of the aggregate commitments and the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes including working capital. The Credit Facility matures in September 2020. We had $0.8 million in letters of credit outstanding as of March 31, 2018 and December 31, 2017.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 2.00% to 3.00%, determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate, or LIBOR, plus an applicable margin ranging from 3.00% to 4.00%, determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of March 31, 2018, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 5.34%. Unused commitment fees are charged at a rate of 0.50%.
The Credit Facility is guaranteed by us and all of our subsidiaries, or the Guarantor Subsidiaries. The guarantees under the Credit Facility are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our assets.

Second Lien Facility. On September 29, 2017, we entered into the Second Lien Facility. The maturity date under the Second Lien Facility is September 29, 2022.
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. As of March 31, 2018, the actual interest rate on the Second Lien Facility was 8.88%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three month intervals if we select a six month interest period), at our election and is computed on the basis of a year of 360 days. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility. During years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
The Second Lien Facility is collateralized by substantially all of the Company’s and its subsidiaries’ assets with lien priority subordinated to the liens securing the Credit Facility. The obligations under the Second Lien Facility are guaranteed by us and the Guarantor Subsidiaries.
Covenant Compliance. The Credit Facility requires us to maintain (1) a minimum interest coverage ratio (adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses as defined in the Credit Facility, or EBITDAX, to adjusted interest expense), measured as of the last day of each fiscal quarter, of 3.00 to 1.00, (2) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset), measured as of the last day of each fiscal quarter of 1.00 to 1.00, and (3) a maximum leverage ratio (consolidated indebtedness to EBITDAX), measured as of the last day of each fiscal quarter of 3.50 to 1.00.
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
As of March 31, 2018, we were in compliance with all of the covenants under the Credit Facility and the Second Lien Facility.

Results of Operations
Production
The following tables set forth a summary of our total and average daily production volumes by product and geographic region for the periods presented:

	Total Production			Average Daily Production
			2018 vs.			2018 vs.
	Three Months Ended		2017	Three Months Ended		2017
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Crude oil (MBbl & BOPD)	1,127	608	519	12,522	6,755	5,767
NGLs (MBbl and BOPD)	164	119	45	1,825	1,322	503
Natural gas (MMcf and MMcfpd)	971	765	206	11	9	2
Total (MBOE and BOEPD)	1,453	855	598	16,145	9,495	6,650

			2018 vs.			2018 vs.
	Three Months Ended		2017	Three Months Ended		2017
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
	(MBOE)			(BOEPD)
South Texas	1,383	770	613	15,370	8,561	6,809
Mid-Continent	70	84	(14)	775	934	(159)
	1,453	855	598	16,145	9,495	6,650

Total production increased during the three month period in 2018 when compared to the corresponding period in 2017 due primarily to more productive and a greater number of wells turned to sales in the 2018 period and incremental production from the Devon Acquisition and, to a lesser the extent, the Hunt Acquisition. These increases were partially offset by natural production declines in our Mid-Continent wells where we have not drilled a new well since 2013 as well as our legacy Eagle Ford wells. Approximately 78 percent of total production during the three month period in 2018 was attributable to crude oil when compared to approximately 71 percent during the corresponding period in 2017. Our Eagle Ford production represented 95 percent of our total production during the three month period in 2018 compared to approximately 90 percent from this region during the corresponding period in 2017. During the three month period in 2018, we turned 13 gross (10.0 net) Eagle Ford wells to sales compared to six gross (2.4 net) wells during the corresponding period in 2017. While we resumed our drilling program in November 2016, we did not turn any new wells to sales until mid-February 2017.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Total Product Revenues			Product Revenues per Unit of Volume
			2018 vs.			2018 vs.
	Three Months Ended		2017	Three Months Ended		2017
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
				($ per unit of volume)
Crude oil	$71,258	$30,073	$41,185	$63.23	$49.47	$13.76
NGLs	2,946	2,302	644	$17.94	$19.34	$(1.40)
Natural gas	2,790	2,343	447	$2.87	$3.06	$(0.19)
Total	$76,994	$34,718	$42,276	$52.99	$40.63	$12.36

			2018 vs.			2018 vs.
	Three Months Ended		2017	Three Months Ended		2017
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
				($ per BOE)
South Texas	$75,316	$32,687	$42,629	$54.45	$42.42	$12.03
Mid-Continent	1,678	2,031	(353)	$24.05	$24.16	$(0.11)
	$76,994	$34,718	$42,276	$52.99	$40.63	$12.36

The following table provides an analysis of the changes in our revenues for the periods presented:

	Three Months Ended March 31, 2018 vs. 2017
	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$25,674	$15,511	$41,185
NGLs	875	(231)	644
Natural gas	630	(183)	447
	$27,179	$15,097	$42,276
Our product revenues during the three month period in 2018 increased over the corresponding period in 2017 due primarily to higher crude oil volume and 28 percent higher crude oil prices. Higher NGL and natural gas revenues were primarily attributable to higher production volumes which were partially offset by the effect of six percent lower natural gas pricing. Excluding the effect of the adoption of ASC Topic 606, or $0.4 million, NGL pricing actually increased by seven percent during the 2018 period on a basis comparable to the 2017 period. Total crude oil revenues were approximately 93 percent of our total revenues during the three month period in 2018 as compared to 87 percent during the three month period in 2017. Total Eagle Ford revenues were approximately 98 percent of total revenues for the three month period in 2018 and 94 percent for the corresponding period in 2017.
Effects of Derivatives
The following table reconciles crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Crude oil revenues, as reported	$71,258	$30,073	$41,185
Derivative settlements, net	(7,576)	(1,992)	(5,584)
	$63,682	$28,081	$35,601

Crude oil prices per Bbl	$63.23	$49.47	$13.76
Derivative settlements per Bbl	(6.72)	(3.28)	(3.44)
	$56.51	$46.19	$10.32
Gain on the Sales of Assets
We recognize gains and losses on the sale or disposition of assets other than our oil and gas properties upon the completion of the underlying transactions. The following table sets for the total gains recognized for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Gain on sales of assets, net	$75	$65	$10
There were insignificant net gains and losses recognized during each of the three month periods in 2018 and 2017 attributable to support equipment, tubular inventory and well materials.
Other Revenues, net
Other revenues, net, includes fees for marketing, water disposal, gathering, transportation and compression that we charge to third parties, net of related expenses as well as other miscellaneous revenues and credits attributable to our operations.
The following table sets forth the total other revenues, net recognized for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Other revenues, net	$142	$203	$(61)
Other revenues, net decreased during the three month period in 2018 from the corresponding period in 2017 due primarily to lower fees as described above charged to third parties as a result of our acquisition of a substantial portion of the third party working interests in the South Texas region in connection with the Devon and Hunt Acquisitions.

Lease Operating Expenses
LOE includes costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas-lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies, among others.
The following table sets forth our LOE for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Lease operating	$7,296	$4,916	$(2,380)
Per unit of production ($/BOE)	$5.02	$5.75	$0.73
% Change per unit of production			12.7%
LOE increased on an absolute basis, but declined on a per unit basis during the three month period in 2018 when compared to the corresponding period in 2017. The absolute increase was due primarily to higher production volume including the effects of the Devon and Hunt Acquisitions. The higher production volume also had the effect of decreasing the overall per unit cost, particularly those costs that have a higher fixed cost component. Furthermore, comprehensive maintenance costs in the second half of 2017 improved production and cost efficiency progressing into the 2018 period.
Gathering, Processing and Transportation
GPT expense includes costs that we incur to gather and aggregate our crude oil, NGL and natural gas production from our wells and deliver them to a central delivery point, downstream pipelines or processing plants, depending upon the type of production and the specific arrangements that we have with midstream operators.
The following table sets forth our GPT expense for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Gathering, processing and transportation	$3,359	$2,551	$(808)
Per unit of production ($/BOE)	$2.31	$2.98	$0.67
% Change per unit of production			22.5%
GPT expense increased on an absolute basis during the three month period in 2018 when compared to the corresponding period in 2017 due primarily to substantially higher production volumes as discussed above partially offset by the the effect of the adoption of ASC Topic 606, or $0.4 million. Per unit costs declined in the 2018 period due primarily to the effect of the adoption of ASC Topic 606, or $0.31 per BOE, as well as lower truck transportation rates realized subsequent to the achievement of required minimum volumes transported by pipeline within our Eagle Ford operating region.
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
The following table sets forth our production and ad valorem taxes for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Production and ad valorem taxes
Production/severance taxes	$3,609	$1,655	$(1,954)
Ad valorem taxes	483	324	(159)
	$4,092	$1,979	$(2,113)
Per unit production ($/BOE)	$2.82	$2.31	$(0.51)
Production/severance tax rate as a percent of product revenue	4.7%	4.8%
Production taxes increased on both an absolute and per unit basis during the three month period in 2018 when compared to the corresponding period in 2017 due primarily to increased production volume and higher commodity sales prices

General and Administrative
Our G&A expenses include employee compensation, benefits and other related costs for our corporate management and governance functions, rent and occupancy costs for our corporate facilities, insurance, and consulting costs supporting various corporate-level functions, among others. In order to facilitate a meaningful discussion and analysis of our results of operations with respect to G&A expenses, we have disaggregated certain costs into three components as presented in the table below. Primary G&A encompasses all G&A costs except share-based compensation and certain significant special charges that are generally attributable to material stand-alone transactions or corporate actions that are not otherwise in the normal course.
The following table sets forth the components of our G&A for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Primary G&A	$4,214	$3,281	$(933)
Share-based compensation (equity-classified)	1,576	846	(730)
Significant special charges:
Acquisition transaction costs	431	—	(431)
Executive retirement costs	250	—	(250)
Restructuring expenses	—	(20)	(20)
Total G&A	$6,471	$4,107	$(2,364)
Per unit of production ($/BOE)	$4.45	$4.80	$0.35
Per unit of production excluding share-based compensation and other significant special charges identified above ($/BOE)	$2.90	$3.84	$0.94
Our primary G&A expenses increased on an absolute and decreased on a per unit basis during the three month period in 2018 compared to the corresponding period in 2017. The absolute increase is due primarily to the effects of higher payroll, benefits and support costs attributable to a higher overall employee headcount. Higher production volume had the effect of reducing G&A per unit during the 2018 three month period.
Equity-classified share-based compensation charges during the periods presented are attributable to the grants of time-vested restricted stock units, or RSUs, and performance restricted stock units, or PRSUs. The grants of RSUs and PRSUs are described in greater detail in Note 15 to the Condensed Consolidated Financial Statements. The 2018 period includes a charge of $0.6 million attributable to the accelerated vesting of certain RSU and PRSU awards in connection with the retirement of our Executive Chairman in February 2018.
During the first quarter of 2018, we incurred transaction costs associated with the Hunt Acquisition, including legal, due diligence and other professional fees. We also paid certain costs attributable to the retirement of our former Executive Chairman in February 2018 (see Note 10 to the Condensed Consolidated Financial Statements).
Depreciation, Depletion and Amortization
The following table sets forth total and per unit costs for DD&A:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
DD&A expense	$22,081	$9,810	$(12,271)
DD&A Rate ($/BOE)	$15.20	$11.47	$(3.73)
DD&A increased on an absolute and per unit basis during the three months ended March 31, 2018 when compared to the corresponding period in 2017. Higher production volume provided for an increase of approximately $6.9 million while $5.4 million was attributable to the higher DD&A rate in the 2018 period. The higher DD&A rate in the 2018 period is attributable to costs added to the full cost pool, including those from the Devon and Hunt Acquisitions, during a period of rising crude oil prices while the DD&A rate for the 2017 period is based primarily on the fair value of our properties at the time of our emergence from bankruptcy in September 2016.

Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Interest on borrowings and related fees	$6,048	$390	$(5,658)
Accretion of original discount	165	—	(165)
Amortization of debt issuance costs	631	188	(443)
Capitalized interest	(2,243)	(40)	2,203
	$4,601	$538	$(4,063)
Interest expense increased during the three month period in 2018 as compared to the corresponding period in 2017 due primarily to higher outstanding balances under the Credit Facility, including amounts borrowed to fund the Hunt Acquisition, as well as interest attributable to the Second Lien Facility that was issued in September 2017 in order to fund the Devon Acquisition. The accretion of original issue discount is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We capitalized a larger portion of interest during the 2018 period as we maintained a substantially larger portion of unproved property primarily attributable to the Devon Acquisition.
Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio, by commodity type, for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Crude oil derivative gains (losses)	$(18,795)	$17,016	$(35,811)
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in commodity market values relative to our hedged commodity prices. In the 2018 period, actual commodity prices were increasing relative to our hedged prices while such prices declined relative to our hedged prices in the 2017 period. We paid cash settlements of $7.6 million and $2.0 million in the three month periods in 2018 and 2017, respectively.
Other, net
Other, net includes interest income, non-service costs associated with our retiree benefit plans and miscellaneous items of income and expense that are not directly associated with our current operations including recoveries and write-offs attributable to prior years and properties that have been divested.
The following table sets forth the other income (expense), net recognized for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Other, net	$(58)	$(20)	$(38)
Other, net expense increased during the three month period in 2018 as compared to the corresponding period in 2017 due primarily to interest charges applicable to a settlement with a royalty owner. Each of the three month periods ended March 31 include comparable charges associated with our retiree benefit plans, and the 2018 period is partially offset by interest income earned on the escrow account attributable to the Devon Acquisition prior to its liquidation in March 2018.

Income Taxes
The following table summarizes our income tax expense for the periods presented:

			2018 vs.
	Three Months Ended		2017
	March 31,	March 31,	Favorable
	2018	2017	(Unfavorable)
Income tax benefit (expense)	$(163)	$—	$(163)
Effective tax rate	1.6%	—%
On December 22, 2017, the U.S. Congress enacted comprehensive tax legislation as part of the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act, or the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including but not limited to, (i) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries; (ii) reducing the U.S. federal corporate income tax rate from 35% to 21%; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) allowing the immediate deduction of certain new investments in lieu of depreciation expense over time; (v) creating a new limitation on deductible interest expense; (vi) changing rules related to use and limitations of net operating loss, or NOL, carryforwards created in tax years beginning after December 31, 2017 and (vii) repeal of the corporate alternative minimum tax, or AMT.
In connection with our initial analysis of the impact of the TCJA, our Condensed Consolidated Balance Sheet as of December 31, 2017 included a deferred tax asset of $4.9 million attributable to our AMT credit carryforwards that were previously fully reserved, but became realizable in connection with the AMT provisions of the TCJA. We continue to analyze the impacts of the TCJA on the Company and refine our estimates during 2018.
We recognized a federal and state income tax expense for the three months ended March 31, 2018 at the blended rate of 21.6%; however, the federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets along with an adjustment of $0.2 million to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 1.6%. The effect of the adjustment was to reduce our deferred tax asset to $4.7 million as of March 31, 2018. We recognized a federal income tax benefit for the three months ended March 31, 2017 at the blended rate of 35.2% which was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of cumulative losses.
Off Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements other than lease arrangements, information technology licensing, service agreements, employment agreements, in-kind commodity recovery arrangements for imbalances and letters of credit, all of which are customary in our business.
Critical Accounting Estimates
The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Disclosure of our most critical accounting estimates that involve the judgment of our management can be found in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

In February 2016, the FASB issued ASU 2016–02, Leases, or ASU 2016–02, which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016–02 also will require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016–02 is January 1, 2019, with early adoption permitted. We believe that ASU 2016–02 will likely be applicable to our oil and natural gas gathering commitment arrangements as described in Note 13 to the Condensed Consolidated Financial Statements, our existing leases for office facilities and certain office equipment, land easements and similar arrangements for rights-of-way and potentially to certain drilling rig and completion contracts with terms in excess of twelve months to the extent we may have such contracts in the future. Our oil and natural gas gathering arrangements are fairly complex and involve multiple elements that could be construed as leases. Accordingly, we are continuing to evaluate the effect that ASU 2016–02 will have on our Consolidated Financial Statements and related disclosures as well as the period for which we will adopt the standard, however, at this time, we believe that we will likely adopt ASU 2016–02 on the effective date in 2019. We are also continuing to monitor developments regarding ASU 2016–02 that are unique to our industry.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
All of our long-term debt instruments are subject to variable interest rates. As of March 31, 2018, we had borrowings of $195 million and $200 million under the Credit Facility and Second Lien Facility at interest rates of 5.34% and 8.88%, respectively. Assuming a constant borrowing level under the Credit Facility and Second Lien Facility, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest payments of approximately $4 million on an annual basis.
Commodity Price Risk
We produce and sell crude oil, NGLs and natural gas. As a result, our financial results are affected when prices for these commodities fluctuate. Our price risk management programs permit the utilization of derivative financial instruments (such as swaps) to seek to mitigate the price risks associated with fluctuations in commodity prices as they relate to a portion of our anticipated production. The derivative instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of our derivative instruments are significantly affected by fluctuations in the prices of crude oil. We have not typically entered into derivative instruments with respect to NGLs, although we may do so in the future.
As of March 31, 2018, our commodity derivative portfolio was in a net liabilities position. The contracts associated with this position are with five counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.
During the three months ended March 31, 2018, we reported net commodity derivative loss of $18.8 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 6 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table sets forth our commodity derivative positions as of March 31, 2018:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Second quarter 2018	Swaps-WTI	6,484	$51.09	$—	$7,888
Second quarter 2018	Swaps-LLS	2,500	$55.18	—	2,735
Third quarter 2018	Swaps-WTI	6,455	$51.10	—	6,998
Third quarter 2018	Swaps-LLS	2,500	$55.18	—	2,404
Fourth quarter 2018	Swaps-WTI	6,455	$51.10	—	5,960
Fourth quarter 2018	Swaps-LLS	2,500	$55.18	—	2,003
First quarter 2019	Swaps-WTI	4,946	$52.03	—	3,372
First quarter 2019	Swaps-LLS	2,500	$51.30	—	2,422
Second quarter 2019	Swaps-WTI	4,921	$52.04	—	2,861
Second quarter 2019	Swaps-LLS	2,500	$51.30	—	2,144
Third quarter 2019	Swaps-WTI	4,897	$52.05	—	2,404
Third quarter 2019	Swaps-LLS	2,500	$51.30	—	1,897
Fourth quarter 2019	Swaps-WTI	4,898	$52.05	—	2,011
Fourth quarter 2019	Swaps-LLS	2,500	$51.30	—	1,660
First quarter 2020	Swaps-WTI	4,000	$52.67	—	1,123
Second quarter 2020	Swaps-WTI	4,000	$52.67	—	866
Third quarter 2020	Swaps-WTI	4,000	$52.67	—	650
Fourth quarter 2020	Swaps-WTI	4,000	$52.67	—	461
Settlements to be paid in subsequent period					3,037
Including the effect of additional hedge contracts entered into in April 2018, we have hedged our crude oil production as follows: remainder of 2018 - 7,803 BOPD at a weighted-average WTI-based price of $53.33 per barrel and 2,500 BOPD at a weighted-average LLS-based price of $55.18 per barrel, 2019 - 5,415 BOPD at a weighted-average WTI-based price of $52.75 per barrel and 2,500 BOPD at a weighted-average LLS-based price of $51.30 per barrel and 2020 - 5,000 BOPD at a weighted-average WTI-based price of $53.21 per barrel.
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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(67.6)	$61.4

Effect of crude oil price changes for the remainder of 2018 on operating income, excluding derivatives [2]	$97.6	$(97.6)
Effect of natural gas price changes for the remainder of 2018 on operating income [2]	$48.1	$(48.1)
_____________________________

[1]	Based on derivatives outstanding as of March 31, 2018.

[2]	These sensitivities are subject to significant change.

Item 4.	Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2018, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2018, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 7, 2017, a former shareholder of the Company filed a complaint in the Bankruptcy Court requesting that the Bankruptcy Court set aside its prior order confirming the Plan, previously confirmed on August 11, 2016. We filed a motion to dismiss the proceeding which was granted by the Bankruptcy Court on July 21, 2017.  The former shareholder appealed to the U.S. District Court for the Eastern District of Virginia (the “District Court”) on July 27, 2017 and the District Court affirmed the dismissal in March 2018.
See Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements.” We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.	Exhibits.

(3.1)	Third Amended and Restated Bylaws of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 19, 2018).

(10.1)
Support Agreement, dated January 18, 2018 by and among Penn Virginia Corporation, Strategic Value Partners, LLC and certain funds and accounts managed by Strategic Value Partners, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 19, 2018).

(10.2)
Separation and Consulting Agreement dated January 18, 2018 by and among Penn Virginia Corporation and Harry Quarls (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 19, 2018).

(10.3)
Master Assignment, Agreement and Amendment No. 4 to Credit Agreement, dated as of March 1, 2018, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the subsidiaries of the borrower party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 7, 2018).

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

PENN VIRGINIA CORPORATION

May 9, 2018	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 9, 2018	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)