Form 10-Q
period 2018-09-30
PENN VIRGINIA CORP
filed 2018-11-08
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
16285 PARK TEN PLACE, SUITE 500
HOUSTON, TX 77084
(Address of principal executive offices) (Zip Code)
(713) 722-6500
(Registrant’s telephone number, including area code)
__________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒ No  ☐
 As of November 2, 2018, 15,073,776 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended September 30, 2018

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Crude oil	$117,059	$29,963	$290,033	$92,387
Natural gas liquids	5,976	2,393	14,455	6,738
Natural gas	3,768	1,977	10,470	6,200
Gain (loss) on sales of assets, net	2	9	81	(60)
Other revenues, net	380	117	937	462
Total revenues	127,185	34,459	315,976	105,727
Operating expenses
Lease operating	9,898	5,254	25,924	15,540
Gathering, processing and transportation	4,928	2,399	12,861	7,505
Production and ad valorem taxes	7,152	1,668	17,039	5,766
General and administrative	6,155	6,932	17,948	14,741
Depreciation, depletion and amortization	35,016	10,659	88,370	31,545
Total operating expenses	63,149	26,912	162,142	75,097
Operating income	64,036	7,547	153,834	30,630
Other income (expense)
Interest expense	(7,322)	(1,202)	(18,073)	(3,014)
Derivatives	(40,689)	(12,275)	(111,725)	15,802
Other, net	241	(17)	167	45
Income (loss) before income taxes	16,266	(5,947)	24,203	43,463
Income tax benefit (expense)	10	—	(153)	—
Net income (loss)	$16,276	$(5,947)	$24,050	$43,463
Net income (loss) per share:
Basic	$1.08	$(0.40)	$1.60	$2.90
Diluted	$1.06	$(0.40)	$1.57	$2.89

Weighted average shares outstanding – basic	15,062	14,994	15,054	14,993
Weighted average shares outstanding – diluted	15,344	14,994	15,278	15,062

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$16,276	$(5,947)	$24,050	$43,463
Other comprehensive income:
Change in pension and postretirement obligations, net of tax of $0 and $0 in 2018 and 2017, respectively	—	—	—	—
	—	—	—	—
Comprehensive income (loss)	$16,276	$(5,947)	$24,050	$43,463

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$8,011	$11,017
Accounts receivable, net of allowance for doubtful accounts	72,045	69,821
Other current assets	7,446	6,250
Total current assets	87,502	87,088
Property and equipment, net (full cost method)	858,766	529,059
Deferred income taxes	4,790	4,943
Other assets	2,578	8,507
Total assets	$953,636	$629,597

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$111,962	$96,181
Derivative liabilities	80,641	27,777
Total current liabilities	192,603	123,958
Other liabilities	5,211	4,833
Derivative liabilities	37,570	13,900
Long-term debt, net	472,344	265,267

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued	—	—
Common stock of $0.01 par value – 45,000,000 shares authorized; 15,073,776 and 15,018,870 shares issued as of September 30, 2018 and December 31, 2017, respectively	151	150
Paid-in capital	197,000	194,123
Retained earnings	48,757	27,366
Accumulated other comprehensive income	—	—
Total shareholders’ equity	245,908	221,639
Total liabilities and shareholders’ equity	$953,636	$629,597

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$24,050	$43,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	88,370	31,545
Derivative contracts:
Net losses (gains)	111,725	(15,802)
Cash settlements, net	(35,191)	(1,670)
Deferred income tax expense	153	—
(Gain) loss on sales of assets, net	(81)	60
Non-cash interest expense	2,509	1,362
Share-based compensation (equity-classified)	3,472	2,707
Other, net	38	59
Changes in operating assets and liabilities, net	(2,140)	(11,430)
Net cash provided by operating activities	192,905	50,294

Cash flows from investing activities
Acquisitions, net	(85,387)	(200,162)
Capital expenditures	(323,259)	(67,844)
Proceeds from sales of assets, net	7,989	—
Net cash used in investing activities	(400,657)	(268,006)

Cash flows from financing activities
Proceeds from credit facility borrowings	205,500	39,000
Repayment of credit facility borrowings	—	(7,000)
Proceeds from second lien facility, net	—	196,000
Debt issuance costs paid	(754)	(9,562)
Proceeds received from rights offering, net	—	55
Other, net	—	(55)
Net cash provided by financing activities	204,746	218,438
Net (decrease) increase in cash and cash equivalents	(3,006)	726
Cash and cash equivalents – beginning of period	11,017	6,761
Cash and cash equivalents – end of period	$8,011	$7,487

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$15,174	$1,596
Reorganization items, net	$514	$1,098
Non-cash investing and financing activities:
Changes in accounts receivable related to acquisitions	$(26,631)	$—
Changes in other assets related to acquisitions	$(2,469)	$—
Changes in accrued liabilities related to acquisitions	$(15,099)	$—
Changes in accrued liabilities related to capital expenditures	$1,833	$8,140
Changes in other liabilities for asset retirement obligations related to acquisitions	$382	$—

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended September 30, 2018
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
On October 28, 2018, Denbury Resources Inc. (“Denbury”) and Penn Virginia announced that they entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Denbury will acquire Penn Virginia in a transaction valued at approximately $1.7 billion, including the assumption of debt (the “Merger”). The consideration to be paid to Penn Virginia shareholders will consist of 12.4 shares of Denbury common stock and $25.86 of cash for each share of Penn Virginia common stock. Penn Virginia shareholders will be permitted to elect to receive either all cash, all stock or a mix of stock and cash, in each case subject to proration, which will result in the aggregate issuance by Denbury of approximately 191.667 million Denbury shares and payment by Denbury of $400 million in cash. The transaction was unanimously approved by the board of directors of each company, and certain Penn Virginia shareholders holding approximately 15 percent of the outstanding shares signed voting agreements to vote “for” the transaction. The transaction, which is expected to close in the first quarter of 2019, is subject to the approval by the holders of more than two-thirds of the outstanding Company common shares, the approval by the holders of a majority of the outstanding Denbury common shares of an amendment to the certificate of incorporation to increase the number of authorized Denbury common shares, and the approval of the issuance of Denbury common shares in the Merger by the holders of a majority of the Denbury common shares represented in person or by proxy at a meeting of Denbury shareholders held to vote on such matter. The transaction is also conditioned on clearance under the Hart-Scott Rodino Act, and other customary closing conditions. The Merger Agreement contains certain termination rights for both Denbury and the Company, including if the Merger is not consummated by April 30, 2019, and provides for the payment of termination fees in certain circumstances.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements, have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Reclassifications
We have reclassified certain amounts included within “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet as of December 31, 2017, as disclosed in Note 11, in order to conform to the current period presentation.
Adoption of Recently Issued Accounting Pronouncements
Effective January 1, 2018, we adopted and began applying the relevant guidance provided in Accounting Standards Update (“ASU”) 2017–07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017–07”). ASU 2017–07 requires employers to disaggregate the service cost component from the other components of net periodic benefit cost. The service cost component of net periodic benefit cost shall be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, except for amounts capitalized. All other components of net periodic benefit cost shall be presented outside of a subtotal for income from operations. The line item used to present the components other than the service cost shall be disclosed if the other components are not presented in a separate line item or items. ASU 2017–07 is applicable to our legacy retiree benefit plans which cover a limited population of former employees. There is no service cost associated with these plans as they are not applicable to current employees, but rather there are interest and other costs associated with the legacy obligations. As required, ASU 2017–07 has been applied retrospectively to periods prior to 2018. Accordingly, the entirety of the expense associated with these plans, which was less than $0.1 million, has been included as a component of the “Other income (expense)” caption in our

Condensed Consolidated Statements of Operations for each of the three and nine months ended September 30, 2017. Prior to 2018, all costs associated with these plans were included in the “General and administrative” (“G&A”) expenses caption.
Effective January 1, 2018, we adopted and began applying the relevant guidance provided in ASU 2014–09, Revenues from Contracts with Customers (“ASU 2014–09”) and related amendments to GAAP which, together with ASU 2014–09, represent Accounting Standards Codification (“ASC”) Topic 606, Revenues from Contracts with Customers (“ASC Topic 606”). We adopted ASC Topic 606 using the cumulative effect transition method (see Note 5 for the impact and disclosures associated with the adoption of ASC Topic 606).
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
ASC Topic 842 will be applicable to our existing leases for office facilities and certain office equipment, vehicles and certain field equipment, land easements and similar arrangements for rights-of-way, and potentially to certain drilling rig and completion contracts with terms in excess of 12 months, to the extent we may have such contracts in the future. In addition, we believe that our crude oil and natural gas gathering commitment arrangements, as described in Note 13, include provisions that could be construed as leases. Our crude oil and natural gas gathering arrangements are fairly complex and include, among other provisions, multiple elements and term lengths, certain volumetric-based minimums and varying degrees of optionality available to both us and the service providers. Furthermore, these arrangements have certain material payment terms that are variable in nature which, depending upon the outcome of our analysis and resulting conclusions, may have a significant impact on the amounts recognized as right of use assets and corresponding lease liabilities.
We are in the final stages of our review of leasing arrangements within the context of ASC Topic 842 in which we expect to: (i) conclude our assessment of applicability to our more complex arrangements, including the aforementioned gathering agreements, (ii) implement our enhanced lease accounting processes, (iii) implement changes to our internal controls to support the accounting and disclosure of leasing activities and (iv) assess the utilization of certain practical expedients provided in ASC Topic 842. We plan to adopt ASC Topic 842 on the effective date in 2019 using the optional transition method and will recognize a cumulative-effect adjustment to the opening balance of retained earnings. We are also continuing to monitor developments regarding ASC Topic 842 that are unique to our industry.
Going Concern Presumption
Our unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.
Subsequent Events
Management has evaluated all of our activities through the issuance date of our Condensed Consolidated Financial Statements and has concluded that, with the exception of the Merger Agreement as disclosed in Note 1 and an amendment to our credit agreement (“Credit Facility”) as disclosed in Note 8, no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes thereto.

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
We accounted for the Hunt Acquisition by applying the acquisition method of accounting as of March 1, 2018. The following table represents the final fair values assigned to the net assets acquired and the total acquisition cost incurred, including consideration transferred to Hunt:

Assets
Oil and gas properties - proved	$82,443
Oil and gas properties - unproved	16,339
Liabilities
Revenue suspense	1,448
Asset retirement obligations	356
Net assets acquired	$96,978

Cash consideration paid to Hunt, net	$82,955
Application of working capital adjustments	245
Accumulated costs, net of suspended revenues, for wells in which Hunt had rights to participate	13,778
Total acquisition costs incurred	$96,978
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
Impact of Acquisitions on Actual and Pro Forma Results of Operations
The results of operations attributable to the Hunt Acquisition and Devon Acquisition have been included in our Consolidated Financial Statements for the periods after March 1, 2018 and after September 29, 2017, respectively. The Hunt Acquisition provided revenues and estimated earnings (including revenues less operating expenses and excluding allocations of interest expense and income taxes) of approximately $0.4 million and $0.2 million, respectively, for the period from March 1, 2018 through March 31, 2018. As the properties and working interests acquired in connection with the Hunt and Devon Acquisitions are included within our existing Eagle Ford acreage, it is not practical or meaningful to disclose revenues and earnings unique to those assets for periods beyond those during which they were acquired, as they were fully integrated into our regional operations soon after their acquisition. The following table presents unaudited summary pro forma financial information for the three and nine months ended September 30, 2018 and 2017, assuming the Hunt and Devon Acquisitions and the related entry into the Second Lien Facility occurred as of January 1, 2017. The pro forma financial information does not purport to represent what our actual results of operations would have been if the Hunt and Devon Acquisitions and the entry into the Second Lien Facility had occurred as of this date, or the results of operations for any future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$127,185	$48,174	$321,221	$147,873
Net income (loss)	$16,276	$(6,939)	$27,144	$44,051
Net income (loss) per share - basic	$1.08	$(0.46)	$1.80	$2.94
Net income (loss) per share - diluted	$1.06	$(0.46)	$1.78	$2.92

Divestitures
Mid-Continent Divestiture
In June 2018, we entered into a purchase and sale agreement with a third party to sell all of our remaining Mid-Continent oil and gas properties, located primarily in Oklahoma in the Granite Wash, for $6.0 million in cash, subject to customary adjustments. The sale has an effective date of March 1, 2018 and closed on July 31, 2018, and we received proceeds of $6.2 million. The sale proceeds and de-recognition of certain assets and liabilities were recorded as a reduction of our net oil and gas properties. In November 2018, we paid $0.5 million, including $0.2 million of suspended revenues, to the buyer in connection with the final settlement.
The Mid-Continent properties had asset retirement obligations (“AROs”) of $0.3 million as well as a net working capital deficit attributable to the oil and gas properties of $1.3 million as of July 31, 2018. The net pre-tax operating income attributable to the Mid-Continent assets was $0.2 million and $0.9 million for the three months ended September 30, 2018 and 2017, and $1.6 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
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
While our emergence from bankruptcy is complete, certain administrative and claims resolution activities have been ongoing under the authority of the Bankruptcy Court. The conclusion of the case will be denoted by the entry of a final decree and an order closing the case. As of November 2, 2018, all claims have effectively been resolved or are being administered outside of the bankruptcy and a final distribution for unsecured claims will be made upon the entry of the final decree. While most of these are matters for which shares of our common stock have been allocated, certain of these matters must be settled with cash payments. A hearing to address a proposed final decree and closing of the case has been scheduled for November 14, 2018. As of September 30, 2018, we had $3.9 million reserved for outstanding claims to be potentially settled in cash. This reserve is included as a component of “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet.
5.       Accounts Receivable and Revenues from Contracts with Customers
Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	September 30,	December 31,
	2018	2017
Customers	$64,965	$39,106
Joint interest partners	8,789	32,493
Other	532	584
	74,286	72,183
Less: Allowance for doubtful accounts	(2,241)	(2,362)
	$72,045	$69,821

For the nine months ended September 30, 2018, three customers accounted for $254.5 million, or approximately 81%, of our consolidated product revenues. The revenues generated from these customers during the nine months ended September 30, 2018, were $126.6 million, $65.9 million and $62.0 million, or 40%, 21% and 20% of the consolidated total, respectively. As of September 30, 2018 and December 31, 2017, $32.9 million and $32.1 million, or approximately 51% and 82%, of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers. For the nine months ended September 30, 2017, two customers accounted for $85.9 million, or approximately 82%, of our consolidated product revenues.

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
The following table illustrates the impact of the adoption of ASC Topic 606 on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	As Determined	As Reported Under	Increase
	Under Prior GAAP	ASC Topic 606	(Decrease)
Revenues
Crude oil	$117,059	$117,059	$—
Natural gas liquids	$6,530	$5,976	$(554)
Natural gas	$3,768	$3,768	$—
Marketing services (included in Other revenues, net)	$143	$143	$—
Operating expenses
Gathering, processing and transportation	$5,482	$4,928	$(554)
Net income	$16,276	$16,276	$—

	Nine Months Ended September 30, 2018
	As Determined	As Reported Under	Increase
	Under Prior GAAP	ASC Topic 606	(Decrease)
Revenues
Crude oil	$290,033	$290,033	$—
Natural gas liquids	$16,025	$14,455	$(1,570)
Natural gas	$10,470	$10,470	$—
Marketing services (included in Other revenues, net)	$388	$388	$—
Operating expenses
Gathering, processing and transportation	$14,431	$12,861	$(1,570)
Net income	$24,050	$24,050	$—
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

For those contracts where we have determined that we are the agent and the midstream processing vendor is our customer, we recognize NGL product revenues based on a net basis with processing costs presented as a reduction of revenue. Based on an analysis of all of our existing natural gas processing contracts, we have determined that, as of January 1, 2018, and through September 30, 2018, we are the agent and our midstream processing vendors are our customers with respect to all of our NGL product sales.
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
We determine the fair values of our commodity derivative instruments based on discounted cash flows derived from third-party quoted forward prices for West Texas Intermediate (“WTI”) and Louisiana Light Sweet (“LLS”) crude oil closing prices as of the end of the reporting period. The discounted cash flows utilize discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position. We are currently unhedged with respect to NGL and natural gas production.

The following table sets forth our commodity derivative positions, presented on a net basis by period of maturity, as of September 30, 2018:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2018	Swaps-WTI	10,455	$57.05	$—	$15,125
Fourth quarter 2018	Swaps-LLS	6,000	$65.27	—	8,128
First quarter 2019	Swaps-WTI	6,446	$54.46	—	9,948
First quarter 2019	Swaps-LLS	5,000	$59.17	—	8,386
Second quarter 2019	Swaps-WTI	6,421	$54.48	—	9,413
Second quarter 2019	Swaps-LLS	5,000	$59.17	—	7,717
Third quarter 2019	Swaps-WTI	6,397	$54.50	—	8,722
Third quarter 2019	Swaps-LLS	5,000	$59.17	—	6,874
Fourth quarter 2019	Swaps-WTI	6,398	$54.50	—	7,925
Fourth quarter 2019	Swaps-LLS	5,000	$59.17	—	6,057
First quarter 2020	Swaps-WTI	6,000	$54.09	—	6,786
Second quarter 2020	Swaps-WTI	6,000	$54.09	—	6,142
Third quarter 2020	Swaps-WTI	6,000	$54.09	—	5,593
Fourth quarter 2020	Swaps-WTI	6,000	$54.09	—	5,068
Settlements to be paid in subsequent period					6,327
Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included in “Derivatives” in our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivative (losses) gains	$(40,689)	$(12,275)	$(111,725)	$15,802
The effects of derivative gains and (losses) and cash settlements are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded in the “Derivative contracts” section of our Condensed Consolidated Statements of Cash Flows under “Net (gains) losses” and “Cash settlements, net.”
The following table summarizes the fair values of our derivative instruments presented on a gross basis, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

		September 30, 2018	December 31, 2017
		Derivative	Derivative
Type	Balance Sheet Location	Liabilities	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$80,641	$27,777
Commodity contracts	Derivative assets/liabilities – noncurrent	37,570	13,900
		$118,211	$41,677
As of September 30, 2018, we reported net commodity derivative liabilities of $118.2 million. The contracts associated with this position are with eight counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

7.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	September 30,	December 31,
	2018	2017
Oil and gas properties:
Proved	$864,426	$460,029
Unproved	132,576	117,634
Total oil and gas properties	997,002	577,663
Other property and equipment	18,701	12,712
Total properties and equipment	1,015,703	590,375
Accumulated depreciation, depletion and amortization	(156,937)	(61,316)
	$858,766	$529,059
Unproved property costs of $132.6 million and $117.6 million have been excluded from amortization as of September 30, 2018 and December 31, 2017, respectively. An additional $18.7 million of costs, associated with wells in-progress for which we had not previously recognized any proved undeveloped reserves, were excluded from amortization as of September 30, 2018. We transferred $11.4 million of undeveloped leasehold costs associated with acreage unlikely to be drilled or associated with proved undeveloped reserves, including capitalized interest, from unproved properties to the full cost pool during the nine months ended September 30, 2018. We capitalized internal costs of $2.4 million and $1.6 million and interest of $7.1 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, in accordance with our accounting policies. Average depreciation, depletion and amortization (“DD&A”) per barrel of oil equivalent of proved oil and gas properties was $15.83 and $11.93 for the nine months ended September 30, 2018 and 2017, respectively.

8.	Long-Term Debt
The following table summarizes our debt obligations as of the dates presented:

	September 30, 2018		December 31, 2017
	Principal	Unamortized Discount and Deferred Issuance Costs [1,2]	Principal	Unamortized Discount and Deferred Issuance Costs [1,2]
Credit facility	$282,500		$77,000
Second lien term loan	200,000	$10,156	200,000	$11,733
Totals	482,500	$10,156	277,000	$11,733
Less: Unamortized discount	(3,334)		(3,839)
Less: Unamortized deferred issuance costs	(6,822)		(7,894)
Long-term debt, net	$472,344		$265,267
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
On the Emergence Date, we entered into the Credit Facility which currently provides for a $450.0 million revolving commitment and borrowing base and a $5 million sublimit for the issuance of letters of credit. In October 2018, the borrowing base under the Credit Facility was increased from $340.0 million to $450.0 million pursuant to the Borrowing Base Agreement and Amendment No. 5 to the Credit Facility (the “Fifth Amendment”). In October 2018, we paid issuance costs of $0.3 million in connection with the Fifth Amendment for which amortization will begin in the fourth quarter of 2018. In the nine months ended September 30, 2018, we paid and capitalized issuance costs of $0.7 million in connection with the March 2018 amendment to the Credit Facility. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined generally semi-annually in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes, including working capital. The Credit Facility matures in September 2020. We had $0.4 million and $0.8 million in letters of credit outstanding as of September 30, 2018 and December 31, 2017, respectively.

The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 2.00% to 3.00%, determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate (“LIBOR”) plus an applicable margin ranging from 3.00% to 4.00%, determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of September 30, 2018, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 5.95%. Unused commitment fees are charged at a rate of 0.50%.
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
As of September 30, 2018, and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Credit Facility.
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
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. As of September 30, 2018, the actual interest rate of outstanding borrowings under the Second Lien Facility was 9.25%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34%, resulting in an effective interest rate of 9.89%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three-month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
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
As of September 30, 2018, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Second Lien Facility.

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
In connection with our initial analysis of the impact of the TCJA, our Condensed Consolidated Balance Sheet as of December 31, 2017 included a deferred tax asset of $4.9 million attributable to our AMT credit carryforwards that were previously fully reserved, but became realizable in connection with the AMT provisions of the TCJA. The deferred tax asset was reduced in connection with the 2018 income tax provisions as described below. We will continue to analyze the impacts of the TCJA on the Company and refine our estimates during the remainder of 2018.
We recognized a federal and state income tax expense for the nine months ended September 30, 2018 at the blended rate of 21.6%; however, the federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets along with an adjustment of $0.2 million to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 0.6%. The effect of the adjustment was to reduce our deferred tax asset to $4.8 million as of September 30, 2018. We recognized a federal income tax expense for the nine months ended September 30, 2017 at the blended rate of 35.5% which was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of cumulative losses.
We had no liability for unrecognized tax benefits as of September 30, 2018. There were no interest and penalty charges recognized during the periods ended September 30, 2018 and 2017. Tax years from 2013 forward remain open for examination by the Internal Revenue Service and various state jurisdictions.

10.	Executive Retirement
Effective February 28, 2018, Mr. Harry Quarls retired from his position as a director and Executive Chairman of the Company. In connection with his retirement, we entered into a separation and consulting agreement (“Separation Agreement”) whereby Mr. Quarls will provide transition and support services to us through December 31, 2018. We paid Mr. Quarls $0.3 million for such services and a mutually agreed-upon amount for any services in excess of a minimum level established in the Separation Agreement. The Separation Agreement included a general release of claims and provided for the accelerated vesting of certain share-based compensation awards for which we recognized expense of $0.6 million during the nine months ended September 30, 2018 (see Note 15). The costs associated with the Separation Agreement, including the share-based compensation charges, are included as a component of “G&A expenses” in our Condensed Consolidated Statements of Operation.

11.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	September 30,	December 31,
	2018	2017
Other current assets:
Tubular inventory and well materials	$6,466	$5,146
Prepaid expenses	980	1,104
	$7,446	$6,250
Other assets:
Deferred issuance costs of the Credit Facility	$2,578	$2,857
Deposit in escrow [1]	—	3,210
Other	—	2,440
	$2,578	$8,507
Accounts payable and accrued liabilities:
Trade accounts payable	$20,256	$22,579
Drilling costs	24,222	22,389
Royalties and revenue – related	51,542	39,287
Production, ad valorem and other taxes [2]	5,157	1,275
Compensation – related	4,369	2,975
Interest	613	223
Reserve for bankruptcy claims	3,940	3,933
Other [2]	1,863	3,520
	$111,962	$96,181
Other liabilities:
Asset retirement obligations	$3,811	$3,286
Defined benefit pension obligations	880	971
Postretirement health care benefit obligations	520	476
Other	—	100
	$5,211	$4,833
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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and our Credit Facility and Second Lien Facility borrowings. As of September 30, 2018, the carrying values of all of these financial instruments approximated fair value.
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	September 30, 2018
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Liabilities:
Commodity derivative liabilities – current	$(80,641)	$—	$(80,641)	$—
Commodity derivative liabilities – noncurrent	$(37,570)	$—	$(37,570)	$—

	December 31, 2017
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Liabilities:
Commodity derivative liabilities – current	$(27,777)	$—	$(27,777)	$—
Commodity derivative liabilities – noncurrent	$(13,900)	$—	$(13,900)	$—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the nine months ended September 30, 2018 and 2017.
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
Under the marketing agreement, we have a 10-year commitment to sell 8,000 barrels per day of crude oil (gross) to Republic, or to any third party, utilizing Republic Marketing’s capacity on a downstream interstate pipeline.
Excluding the potential impact of the effects of price escalation from commodity price changes, the minimum fee requirements attributable to the MVC under the gathering and transportation agreement are as follows: $2.7 million for the remainder of 2018, $11.7 million for 2019, $13.0 million per year for 2020 through 2025, $7.4 million for 2026, $3.8 million per year for 2027 through 2030 and $2.2 million for 2031.
Drilling, Completion and Other Commitments
As of September 30, 2018, we had contractual commitments with fixed terms for two drilling rigs expiring in November 2018 and February 2019, respectively. Upon the expiration of their original terms, the drilling rig expiring in November 2018 and a third drilling rig that expired in September 2018 were converted from fixed-term commitments to a pad-to-pad basis during November and October 2018, respectively. We also have one-year purchase commitments for the utilization of certain frac services and the purchase of certain materials for completion operations. Both the frac services and materials commitments were effective January 1, 2018. We have approximately $12.3 million of combined obligations associated with these commitments. In May 2018, we committed to a five-year lease for new corporate office facilities that began in August 2018. The minimum lease commitments are as follows: less than $0.1 million for 2018, $0.4 million for 2019, $0.7 million for 2020, $0.7 million for 2021, $0.7 million for 2022, $0.7 million for 2023 and $0.2 million for 2024.
Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. During the nine months ended September 30, 2018, we eliminated a $0.1 million reserve for a litigation matter. As of September 30, 2018, we had AROs of approximately $3.8 million attributable to the plugging of abandoned wells.
14.    Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity and the changes therein as of and for the three and nine months ended September 30, 2018 and 2017.

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance as of December 31, 2017	$150	$194,123	$27,366	$—	$221,639
Net income	—	—	10,295	—	10,295
All other changes [1]	1	988	(2,659)	—	(1,670)
Balance as of March 31, 2018	$151	$195,111	$35,002	$—	$230,264
Net loss	—	—	(2,521)	—	(2,521)
All other changes [1]	—	869	—	—	869
Balance as of June 30, 2018	$151	$195,980	$32,481	$—	$228,612
Net income	—	—	16,276	—	16,276
All other changes [1]	—	1,020	—	—	1,020
Balance as of September 30, 2018	$151	$197,000	$48,757	$—	$245,908
_______________________
1 Includes equity-classified share-based compensation of $3.5 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, 53,411 and 1,495 shares of common stock were issued in connection with the vesting of certain time-vested restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), net of shares withheld for income taxes, respectively. This also includes a write-off of $2.7 million for certain accounts receivable attributable to natural gas imbalances accounted for under the entitlements method prior to January 1, 2018, in connection with the adoption of ASC Topic 606 (see Note 5).

	Common Stock	Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance as of December 31, 2016	$150	$190,621	$(5,296)	$73	$185,548
Net income	—	—	28,081	—	28,081
All other changes [1]	—	835	—	—	835
Balance as of March 31, 2017	$150	$191,456	$22,785	$73	$214,464
Net income	—	—	21,329	—	21,329
All other changes [1]	—	903	—	—	903
Balance as of June 30, 2017	$150	$192,359	$44,114	$73	$236,696
Net loss	—	—	(5,947)	—	(5,947)
All other changes [1]	—	1,013	—	—	1,013
Balance as of September 30, 2017	$150	$193,372	$38,167	$73	$231,762
_______________________
1 Includes equity-classified share-based compensation of $2.7 million during the nine months ended September 30, 2017 and $0.1 million from the receipt in May 2017 of proceeds attributable to the rights offering in 2016 that had been held in escrow, net of costs to register our common stock. During the nine months ended September 30, 2017, 12,252 shares of common stock were issued in connection with vesting of certain RSUs, net of shares withheld for income taxes.

15.	Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We recognize share-based compensation expense related to our share-based compensation plans as a component of G&A expenses in our Condensed Consolidated Statements of Operations.
We reserved 749,600 shares of common stock for issuance under the Penn Virginia Corporation Management Incentive Plan for future share-based compensation awards. A total of 347,440 RSUs and 98,526 PRSUs have been granted to employees and directors as of September 30, 2018.
We recognized $1.0 million and $1.0 million and $3.5 million and $2.7 million of expense attributable to the RSUs and PRSUs for the three and nine months ended September 30, 2018 and 2017, respectively. Approximately $0.6 million of the expense for the nine months ended September 30, 2018 was attributable to the accelerated vesting of certain awards of our former Executive Chairman.
In the nine months ended September 30, 2018 and 2017, we granted 42,459 and 190,891 RSUs to certain employees and a new member of the board of directors with an average grant-date fair value of $65.96 and $48.70 per RSU, respectively. The RSUs are being charged to expense on a straight-line basis over a range of four to five years. In the nine months ended September 30, 2018, 53,411 shares vested, net of shares withheld for income taxes.
In the nine months ended September 30, 2017, we granted 98,526 PRSUs to members of our management. No PRSUs were granted during the nine months ended September 30, 2018. In the nine months ended September 30, 2018, 1,495 shares vested, net of shares withheld for income taxes. The PRSUs were issued collectively in two to three separate tranches with individual three-year performance periods beginning in January 2017, 2018 and 2019, respectively. Vesting of the PRSUs can range from zero to 200 percent of the original grant based on the performance of our common stock relative to an industry index. Due to their market condition, the PRSUs are being charged to expense using graded vesting over a maximum of five years. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation with a range of $47.70 to $65.28 per PRSU. Expected volatilities were based on historical volatilities and range from 59.63% to 62.18%. A risk-free rate of interest with a range of 1.44% to 1.51% was utilized, which is equivalent to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill commensurate with the longest remaining performance measurement period for each tranche. We assumed no payment of dividends during the performance periods.
Other Benefit Plans
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized $0.1 million and $0.4 million of expense attributable to the 401(k) Plan for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2017, respectively. The charges for the 401(k) Plan are recorded as a component of “G&A expenses” in our Condensed Consolidated Statements of Operation.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited number of former employees, all of whom retired prior to 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three and nine months ended September 30, 2018 and 2017. The charges for these plans are recorded as a component of “Other income (expense)” in our Condensed Consolidated Statements of Operation.

16.	Interest Expense
The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest on borrowings and related fees	$8,897	$879	$22,675	$1,784
Accretion of original issue discount [1]	172	—	505	—
Amortization of debt issuance costs	693	374	2,004	1,362
Capitalized interest	(2,440)	(51)	(7,111)	(132)
	$7,322	$1,202	$18,073	$3,014
___________________

[1]	Attributable to the Second Lien Facility (see Note 8).

17.	Earnings per Share
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) - basic and diluted	$16,276	$(5,947)	$24,050	$43,463

Weighted-average shares – basic	15,062	14,994	15,054	14,993
Effect of dilutive securities [1]	282	—	224	69
Weighted-average shares – diluted	15,344	14,994	15,278	15,062
_______________________

[1]
For the three months ended September 30, 2017, approximately 0.1 million potentially dilutive securities, represented by RSUs and PRSUs, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share.

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•
all of the risks and uncertainties related to our announced merger with Denbury Resources Inc., including the risk that the conditions to the closing of the transaction are not satisfied and the additional risks discussed in Part II, Item 1A of this report;

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

•
other factors set forth in our periodic filings with the Securities and Exchange Commission, including the risks set forth in Part II, Item 1A of this report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its consolidated subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. References to “quarters” represent the three months ended September 30, 2018 or 2017, as applicable.
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
Merger with Denbury
On October 28, 2018, Denbury Resources Inc., or Denbury, and Penn Virginia announced that they entered into a definitive merger agreement, or the Merger Agreement, pursuant to which Denbury will acquire Penn Virginia in a transaction valued at approximately $1.7 billion, including the assumption of debt, or the Merger. The consideration to be paid to Penn Virginia shareholders will consist of 12.4 shares of Denbury common stock and $25.86 of cash for each share of Penn Virginia common stock. Penn Virginia shareholders will be permitted to elect to receive either all cash, all stock or a mix of stock and cash, in each case subject to proration, which will result in the aggregate issuance by Denbury of approximately 191.667 million Denbury shares and payment by Denbury of $400 million in cash. The transaction was unanimously approved by the board of directors of each company, and certain Penn Virginia shareholders holding approximately 15 percent of the outstanding shares signed voting agreements to vote “for” the transaction. The transaction, which is expected to close in the first quarter of 2019, is subject to the approval by the holders of more than two-thirds of the outstanding Company common shares, the approval by the holders of a majority of the outstanding Denbury common shares of an amendment to the certificate of incorporation to increase the number of authorized Denbury common shares, and the approval of the issuance of Denbury common shares in the Merger by the holders of a majority of the Denbury common shares represented in person or by proxy at a meeting of Denbury shareholders held to vote on such matter. The transaction is also conditioned on clearance under the Hart-Scott Rodino Act, and other customary closing conditions. The Merger Agreement contains certain termination rights for both Denbury and the Company, including if the Merger is not consummated by April 30, 2019, and requires payment of a termination fee in certain circumstances. More details regarding, and a copy of, the Merger Agreement can be found in our Current Report on Form 8-K filed with the SEC on October 29, 2018.
Industry Environment and Recent Operating and Financial Highlights
Crude oil prices continued in a steadily rising trend that began in the second half of 2017 throughout the nine months ended September 30, 2018. Because of the proximity of our operating region to the Gulf Coast markets, we sell substantially all of our crude oil production based on the Light Louisiana Sweet, or LLS, price index. The LLS index has exceeded that of the West Texas Intermediate, or WTI, price index, providing us with a strong revenue stream compared to certain of our domestic peers and competitors further inland. With the improved pricing environment, domestic production has increased, including that in the broader Eagle Ford region in which we operate. This environment has expanded opportunities in our principal operating region. Furthermore, many exploration and production companies that experienced financial difficulties similar to us during the 2015 and 2016 time frame have restructured and refocused their financial resources and operating plans to capitalize on current opportunities. In addition, there has been a consolidation of holdings within the Eagle Ford, including our own, through recent acquisitions. Collectively, these and other factors have led to higher pricing for certain oilfield products and services, including drilling services.

As discussed in further detail in Notes 2 and 5 to the Condensed Consolidated Financial Statements, we have adopted two new accounting standards: Accounting Standards Codification Topic 606, Revenues from Contracts with Customers, or ASC Topic 606, and Accounting Standards Update 2017–07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017–07, effective January 1, 2018. The adoption of these standards impacts the presentation and comparability of (i) NGL product revenues and Gathering, processing and transportation, or GPT, expense; and (ii) General and administrative, or G&A, expenses and Other income (expense), net. We adopted ASC Topic 606 utilizing the cumulative effect transition method. Accordingly, our NGL revenues and GPT expense for the three and nine months ended September 30, 2017 are not comparable to the 2018 presentation of these items. Our discussion and analysis of these items in the Results of Operations that follow address the effects of changes directly attributable to the adoption of ASC Topic 606. We adopted ASU 2017–07 utilizing the modified retrospective method. Accordingly, certain benefits costs that were previously reported as a component of G&A are being reported as a component of Other, net (expenses), as required by ASU 2017–07, for all periods presented.
The following summarizes our key operating and financial highlights for the three months ended September 30, 2018, with comparison to the three months ended June 30, 2018. The year-over-year highlights are addressed in further detail in the discussions for Financial Condition and Results of Operations that follow.

•
Production increased approximately four percent to 2,108 thousand barrels of oil equivalent, or MBOE, from 2,020 MBOE due primarily to the timing of wells turned to sales, which included 10 gross (9.7 net) wells turned to sales in the third quarter of 2018 and the full quarter effect of nine gross (7.8 net) wells that were turned to sales late in the second quarter of 2018.

•
Product revenues increased approximately 14 percent to $126.8 million from $111.2 million due primarily to nine percent higher crude oil volume and six percent higher crude oil prices. Higher NGL revenues were due to nine percent higher prices partially offset by one percent lower volume. Lower natural gas revenues were due to 18 percent lower volumes partially offset by 17 percent higher natural gas pricing.

•
Production and lifting costs (consisting of Lease operating expenses, or LOE, and GPT) increased on an absolute basis to $14.8 million from $13.3 million, and increased on a per unit basis to $7.04 per barrel of oil equivalent, or BOE, from $6.58 per BOE due primarily to the increase in production volume as well as higher surface maintenance and higher water disposal costs.

•
Production and ad valorem taxes increased on an absolute and per unit basis to $7.2 million and $3.39 per BOE from $5.8 million and $2.87 per BOE, respectively, due to higher production volume and higher crude oil and NGL pricing and higher estimates for ad valorem taxes.

•
G&A expenses increased on an absolute and per unit basis to $6.2 million and $2.92 per BOE from $5.3 million and $2.63 per BOE, respectively, due primarily to salary and benefits and higher employee-related support costs in the third quarter as we expanded our employee base. In addition we incurred moving costs associated with the relocation of our corporate headquarters to a new office as well as certain cost associated with our review of strategic alternatives.

•
Depreciation, depletion and amortization, or DD&A, increased on an absolute and per unit basis to $35.0 million and $16.61 per BOE from $31.3 million and $15.48 per BOE, respectively, due primarily to higher production volume and the effects of higher drilling and completion costs and the sale of reserves attributable to the Mid-Continent region.

•	Operating income increased to $64.0 million from $55.9 million due to the combined impact of the matters noted in the bullets above.

The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Total production (MBOE)	2,108	2,020	864	5,581	2,644
Average daily production (BOEPD)	22,912	22,200	9,396	20,444	9,683
Crude oil production (MBbl)	1,633	1,498	627	4,259	1,920
Crude oil production as a percent of total	77%	74%	73%	76%	73%
Product revenues	$126,803	$111,161	$34,333	$314,958	$105,325
Crude oil revenues	$117,059	$101,716	$29,963	$290,033	$92,387
Crude oil revenues as a percent of total	92%	92%	87%	92%	88%
Realized prices:
Crude oil ($ per Bbl)	$71.67	$67.89	$47.78	$68.10	$48.12
NGLs ($ per Bbl) [1]	$22.41	$20.54	$19.18	$20.64	$17.98
Natural gas ($ per Mcf)	$3.02	$2.58	$2.92	$2.80	$2.96
Aggregate ($ per BOE)	$60.16	$55.02	$39.72	$56.43	$39.84
Prices adjusted for derivatives:
Crude oil ($ per Bbl)	$62.36	$59.61	$49.04	$59.84	$47.25
Aggregate ($ per BOE)	$52.94	$48.89	$40.63	$50.13	$39.21
Production and lifting costs:
Lease operating ($ per BOE)	$4.70	$4.32	$6.08	$4.65	$5.88
Gathering, processing and transportation ($ per BOE) [1]	$2.34	$2.26	$2.78	$2.30	$2.84
Production and ad valorem taxes ($ per BOE)	$3.39	$2.87	$1.93	$3.05	$2.18
General and administrative ($ per BOE) [2]	$2.92	$2.63	$8.02	$3.22	$5.58
Depreciation, depletion and amortization ($ per BOE)	$16.61	$15.48	$12.34	$15.83	$11.93
Capital expenditure program costs [3]	$104,589	$125,035	$29,366	$313,852	$74,162
Cash provided by operating activities [4]	$72,487	$81,736	$14,277	$192,905	$50,294
Cash paid for capital expenditures [5]	$121,909	$123,511	$24,261	$323,259	$67,844
Cash and cash equivalents at end of period	$8,011	$11,521	$7,487	$8,011	$7,487
Debt outstanding at end of period, net	$472,344	$432,824	$245,055	$472,344	$245,055
Credit available under credit facility at end of period	$57,100	$95,745	$179,745	$57,100	$179,745
Net development wells drilled and completed	9.7	16.9	5.0	36.6	11.6
__________________________________________________________________________________

[1]
The effects of the adoption of ASC Topic 606, if applied to the periods ended in 2017, would have resulted in realized prices for NGLs of $16.48 and $15.26 per BOE and GPT of $2.38 and $2.45 per BOE for the three and nine months ended September 30, 2017, respectively.

[2]
Includes combined amounts of $0.51, $0.46 and $2.91 per BOE for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively, and $0.77 and $1.59 per BOE for the nine months ended September 30, 2018 and 2017, respectively, attributable to equity-classified share-based compensation and significant special charges, including acquisition and divestiture transaction and other costs, as described in the discussion of “Results of Operations - General and Administrative” that follows.

[3]	Includes amounts accrued and excludes capitalized interest and capitalized labor.

[4]
Includes cash paid for derivative settlements of $15.2 million and $12.4 million for the three months ended September 30, 2018 and June 30, 2018, cash receipts from derivative settlements of $0.8 million for the three months ended September 30, 2017, respectively, and cash paid for derivative settlements of$35.2 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. Reflects changes in operating assets and liabilities of $(6.1) million, $11.4 million and $(4.9) million for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively, and $(2.1) million and $(11.4) million for the nine months ended September 30, 2018 and 2017, respectively.

[5]	Represents actual cash paid for capital expenditures including capitalized interest and capitalized labor.

Key Developments
The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows:
Evaluation of Strategic Alternatives and Merger with Denbury
On July 23, 2018, we announced that the Board of Directors intended to evaluate a range of strategic alternatives to enhance shareholder value. As described above under Merger with Denbury, we entered into the Merger Agreement with Denbury on October 28, 2018.
Production and Development Plans
Total production for the third quarter of 2018 was 2,108 MBOE, or 22,912 barrels of oil equivalent per day, or BOEPD, with approximately 77 percent, or 1,633 MBOE, of production from crude oil, 13 percent from NGLs and 10 percent from natural gas. Production from our Eagle Ford operations during this period was 2,081 MBOE or 22,622 BOEPD. Approximately 78 percent of our Eagle Ford production for the period was from crude oil, 12 percent was from NGLs and 10 percent was from natural gas. Production from our Eagle Ford operations was approximately 99 percent of total Company production during the third quarter of 2018.
We drilled and turned 10 gross (9.7 net) Eagle Ford wells to sales during the third quarter of 2018. Subsequent to September 30, 2018, we drilled and turned an additional five gross (4.3 net) wells to sales. As of November 2, 2018, we were drilling six gross (5.5 net) wells with our three operated drilling rigs, five gross (4.7 net) wells were completing.
As of November 2, 2018, we had approximately 98,600 gross (84,700 net) acres in the Eagle Ford, net of expirations. Approximately 92 percent of our acreage is held by production and substantially all is operated by us.
Amendment to Credit Facility
In October 2018, we entered into the Borrowing Base Agreement and Amendment No. 5 to the Credit Facility, or the Fifth Amendment, to our credit agreement, or Credit Facility, increasing the borrowing base from $340.0 million to $450.0 million, among other things.
Acquisition of Producing Properties
In December 2017, we entered into a purchase and sale agreement with Hunt Oil Company, or Hunt, to acquire certain oil and gas assets in the Eagle Ford Shale, primarily in Gonzales and Lavaca Counties, Texas for $86.0 million in cash, subject to adjustments, or the Hunt Acquisition. The Hunt Acquisition had an effective date of October 1, 2017, and closed on March 1, 2018, at which time we paid cash consideration of $84.4 million. We received $1.4 million from Hunt, primarily attributable to suspended revenues, in a final settlement that occurred in July 2018. In connection with the Hunt Acquisition, we also acquired working interests in certain wells that we previously drilled as operator, and in which Hunt had rights to participate prior to the transaction closing. Accumulated costs, net of suspended revenues for these wells was $13.8 million, which we have reflected as a component of the total net assets acquired. The Hunt Acquisition expanded our net leasehold position by approximately 9,700 net acres, substantially all of which is held by production, in the northwestern portion of our Eagle Ford acreage.
Commodity Hedging Program
As of November 2, 2018, we have hedged a portion of our estimated future crude oil production through the end of 2020 with a mix of WTI- and LLS- indexed swaps. We are currently unhedged with respect to NGL and natural gas production. The following table summarizes our hedge positions for the periods presented:

	WTI Volumes	WTI Average Swap Price	LLS Volumes	LLS Average Swap Price
	(Barrels per day)	($ per barrel)	(Barrels per day)	($ per barrel)
Remainder of 2018	10,455	$57.05	6,000	$65.27
2019	6,415	$54.48	5,000	$59.17
2020	6,000	$54.09	—	—
Divestiture of Mid-Continent Properties
In June 2018, we entered into a purchase and sale agreement with a third party to sell all of our remaining Mid-Continent oil and gas properties, located primarily in Oklahoma in the Granite Wash, for $6 million in cash, subject to customary adjustments. The sale has an effective date of March 1, 2018, and closed on July 31, 2018, and we received proceeds of $6.2 million. In November 2018, we paid $0.5 million, including $0.2 million of suspended revenues, to the buyer in connection with the final settlement.

Financial Condition
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. The Credit Facility provides us with up to $450 million in borrowing commitments. The current borrowing base under the Credit Facility is also $450 million. As of November 2, 2018, we had $155.1 million available under the Credit Facility.
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
Capital Resources
Under our capital program for 2018, we anticipate capital expenditures, excluding acquisitions, to total between $405 million and $410 million for 2018 with approximately 97 percent of capital being directed to drilling and completions on our Eagle Ford acreage. We plan to fund our 2018 capital spending with cash from operating activities and borrowings under the Credit Facility. Based upon current price and production expectations for 2018, we believe that our cash from operating activities and borrowings under our Credit Facility will be sufficient to fund our operations through year-end 2018; however, future cash flows are subject to a number of variables and significant additional capital expenditures may be required to more fully develop our properties. For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash on Hand and Cash From Operating Activities. As of November 2, 2018, we had approximately $8 million of cash on hand. For additional information and an analysis of our historical cash from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the three and nine-months ended September 30, 2018, we borrowed $39.0 million and $205.5 million, respectively, under the Credit Facility, with a substantial portion borrowed during the first quarter of 2018 to fund the Hunt Acquisition. For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended September 30, 2018	$268,783	$282,500	5.82%
Nine months ended September 30, 2018	$205,901	$282,500	5.52%
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities
Operating cash flows, net of working capital changes	$244,591	$55,370
Crude oil derivative settlements paid, net	(35,191)	(1,670)
Interest payments, net of amounts capitalized	(15,174)	(1,596)
Acquisition, divestiture and strategic transaction costs paid	(557)	(712)
Bankruptcy-related administration fees and costs paid	(514)	(1,098)
Consulting costs paid to former Executive Chairman	(250)	—
Net cash provided by operating activities	192,905	50,294
Cash flows from investing activities
Acquisitions, net	(85,387)	(200,162)
Capital expenditures	(323,259)	(67,844)
Proceeds from sales of assets, net	7,989	—
Net cash used in investing activities	(400,657)	(268,006)
Cash flows from financing activities
Proceeds from credit facility borrowings, net	205,500	32,000
Proceeds from second lien facility, net	—	196,000
Debt issuance costs paid	(754)	(9,562)
Proceeds received from rights offering, net	—	55
Other, net	—	(55)
Net cash provided by financing activities	204,746	218,438
Net (decrease) increase in cash and cash equivalents	$(3,006)	$726
Cash Flows from Operating Activities. The increase in net cash from operating activities for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily attributable to: (i) higher production volume in the 2018 period, (ii) incremental net operating cash inflows from the Hunt Acquisition and the 2017 acquisition of oil and gas assets from Devon Energy Corporation, or the Devon Acquisition, (iii) higher crude oil pricing in the 2018 period and (iv) lower payments in the 2018 period for acquisition, divestiture and strategic transaction costs as well as lower bankruptcy-related administration costs. These items were partially offset by: (i) substantially higher settlements paid for crude oil derivatives, (ii) higher interest payments due to greater outstanding borrowings in the 2018 period and (iii) certain costs paid in connection with the retirement of our Executive Chairman in February 2018.
Cash Flows from Investing Activities. In the 2018 period, we paid a combined total of $86.5 million for the Hunt Acquisition and the purchase of other working interests in producing properties in the Eagle Ford and received a total of $1.1 million in connection with the final settlement of the Devon Acquisition. As illustrated in the tables below, our cash payments for capital expenditures were substantially higher during the 2018 period as compared to the 2017 period, due primarily to the employment of three drilling rigs and a second frac spread in our current drilling program as opposed to two drilling rigs and one frac spread during the 2017 period as well as the effect of higher working interests from the Hunt and Devon Acquisitions. In addition, we received proceeds of $8.0 million in the 2018 period attributable to the sales of: (i) all of our Mid-Continent properties, (ii) undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana, (iii) certain undeveloped deep leasehold rights in Oklahoma, (iv) certain pipeline assets in our former Marcellus Shale operating region and (v) scrap tubular and well materials.

The following table sets forth costs related to our capital expenditures program for the periods presented:

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Drilling and completion	$302,888	$72,263
Lease acquisitions and other land-related costs	4,239	2,094
Pipeline, gathering facilities and other equipment, net	6,502	(703)
Geological and geophysical (seismic) costs	223	508
	$313,852	$74,162
The following table reconciles the total costs of our capital expenditures program with the net cash paid for capital expenditures as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Total capital expenditures program costs (from above)	$313,852	$74,162
Increase in accrued capitalized costs	(1,833)	(8,140)
Less:
Transfers from tubular inventory and well materials	(4,905)	(2,581)
Sales and use tax refunds received and applied to property accounts	(643)	—
Add:
Tubular inventory and well materials purchased in advance of drilling	7,245	2,657
Capitalized internal labor	2,432	1,614
Capitalized interest	7,111	132
Total cash paid for capital expenditures	$323,259	$67,844
Cash Flows from Financing Activities. The 2018 period includes borrowings of $205.5 million under the Credit Facility, which were used to fund the three-rig capital program and the Hunt Acquisition, while the 2017 period only includes borrowings of $39 million and repayments of $7 million. In the 2017 period, we received proceeds of $196 million from the $200 million Second Lien Facility, or Second Lien Facility, net of a discount. We also paid $0.8 million of debt issue costs in the 2018 period in connection with amendments to the Credit Facility and other costs in connection with the Second Lien Facility compared to $9.6 million paid in the 2017 period in connection with an amendments to the Credit Facility and the issuance of the Second Lien Facility. The receipt in the 2017 period of delayed proceeds attributable to the rights offering in September 2016 were fully offset by costs paid in connection with the registration of our common stock in the 2017 period.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	September 30,	December 31,
	2018	2017
Credit Facility borrowings	$282,500	$77,000
Second Lien Facility term loan, net	189,844	188,267
Total debt, net	472,344	265,267
Shareholders’ equity	245,908	221,639
	$718,252	$486,906
Debt as a % of total capitalization	66%	54%
Credit Facility. The Credit Facility provides for a $450 million revolving commitment and borrowing base which was increased from $340 million pursuant to the Fifth Amendment as described above. The Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit. The availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes including working capital. The Credit Facility matures in September 2020. We had $0.4 million and $0.8 million in letters of credit outstanding as of September 30, 2018 and December 31, 2017, respectively.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 2.00% to 3.00%, determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate, or LIBOR, plus an applicable margin ranging from 3.00% to 4.00%, determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of September 30, 2018, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 5.95%. Unused commitment fees are charged at a rate of 0.50%.
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
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. As of September 30, 2018, the actual interest rate on the Second Lien Facility was 9.25%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three month intervals if we select a six month interest period), at our election and is computed on the basis of a year of 360 days. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
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
As of September 30, 2018, we were in compliance with all of the covenants under the Credit Facility and the Second Lien Facility.

Results of Operations
Production
The following tables set forth a summary of our total and average daily production volumes by product and geographic region for the periods presented:

	Total Production			Average Daily Production
	Three Months Ended		2018 vs. 2017	Three Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Crude oil (MBbl and BOPD)	1,633	627	1,006	17,753	6,816	10,937
NGLs (MBbl and BOPD)	267	125	142	2,899	1,356	1,543
Natural gas (MMcf and MMcfpd)	1,248	676	572	14	7	7
Total (MBOE and BOEPD)	2,108	864	1,243	22,912	9,396	13,516

	Three Months Ended		2018 vs. 2017	Three Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
	(MBOE)			(BOEPD)
South Texas	2,081	785	1,296	22,622	8,535	14,087
Mid-Continent [1]	27	79	(53)	290	861	(571)
	2,108	864	1,243	22,912	9,396	13,516

	Nine Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Crude oil (MBbl and BOPD)	4,259	1,920	2,339	15,599	7,032	8,567
NGLs (MBbl and BOPD)	700	375	325	2,565	1,373	1,192
Natural gas (MMcf and MMcfpd)	3,734	2,094	1,640	14	8	6
Total (MBOE and BOEPD)	5,581	2,644	2,938	20,444	9,683	10,761

	Nine Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
	(MBOE)			(BOE per day)
South Texas	5,417	2,420	2,997	19,841	8,864	10,977
Mid-Continent [1]	165	224	(59)	603	819	(216)
	5,581	2,644	2,938	20,444	9,683	10,761
_______________________
1 Represents production through July 31, 2018.
Total production increased during the three and nine month periods in 2018 when compared to the corresponding periods in 2017 due primarily to more productive and a greater number of wells turned to sales in the 2018 periods as well as incremental production from the Hunt and Devon Acquisitions. Additionally, we operated three drilling rigs during the 2018 periods as compared to two during the 2017 periods, the second of which was not contracted until mid-March 2017. These increases were partially offset by the effect of the divestiture in July 2018 of our former Mid-Continent operations, as well as natural production declines from our legacy Eagle Ford wells.
Approximately 77 percent and 76 percent of total production during the three and nine month periods in 2018 was attributable to crude oil when compared to approximately 73 percent during each of the corresponding periods in 2017. Our Eagle Ford production represented 99 percent and 97 percent of our total production during the three and nine month periods in 2018 compared to approximately 91 percent and 92 percent from this region during the corresponding periods in 2017. Subsequent to the sale of our Mid-Continent properties on July 31, 2018, the entirety of our production was derived from the Eagle Ford. During the three and nine month periods in 2018, we turned 10 gross (9.7 net) and 43 gross (36.6 net) Eagle Ford wells to sales compared to seven gross (5.0 net) and 20 gross (11.6 net) wells during the corresponding periods in 2017. While we resumed our drilling program in November 2016, we did not turn any new wells to sales until mid-February 2017.

Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Total Product Revenues			Product Revenues per Unit of Volume
	Three Months Ended		2018 vs. 2017	Three Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
				($ per unit of volume)
Crude oil	$117,059	$29,963	$87,096	$71.67	$47.78	$23.89
NGLs	5,976	2,393	3,583	$22.41	$19.18	$3.23
Natural gas	3,768	1,977	1,791	$3.02	$2.92	$0.10
Total	$126,803	$34,333	$92,470	$60.16	$39.72	$20.44

	Three Months Ended		2018 vs. 2017	Three Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
				($ per BOE)
South Texas	$126,168	$32,475	$93,693	$60.62	$41.36	$19.26
Mid-Continent [1]	635	1,858	(1,223)	$23.76	$23.45	$0.31
	$126,803	$34,333	$92,470	$60.16	$39.72	$20.44

	Nine Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
				($ per unit of volume)
Crude oil	$290,033	$92,387	$197,646	$68.10	$48.12	$19.98
NGLs	14,455	6,738	7,717	$20.64	$17.98	$2.66
Natural gas	10,470	6,200	4,270	$2.80	$2.96	$(0.16)
Total	$314,958	$105,325	$209,633	$56.43	$39.84	$16.59

	Nine Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
				($ per BOE)
South Texas	$311,028	$100,078	$210,950	$57.42	$41.35	$16.07
Mid-Continent [1]	3,930	5,247	(1,317)	$23.87	$23.47	$0.40
	$314,958	$105,325	$209,633	$56.43	$39.84	$16.59
_______________________
1 Represents product revenues through July 31, 2018.
The following table provides an analysis of the changes in our revenues for the periods presented:

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$48,078	$39,018	$87,096	$112,556	$85,090	197,646
NGLs	2,724	859	3,583	5,853	1,864	7,717
Natural gas	1,671	120	1,791	4,854	(584)	4,270
	$52,473	$39,997	$92,470	$123,263	$86,370	$209,633
Our product revenues during the three and nine month periods in 2018 increased over the corresponding periods in 2017 due primarily to approximately 160 percent and 122 percent higher crude oil volumes and 50 percent and 42 percent higher crude oil prices, respectively. Our Eagle Ford crude oil production benefits from pricing based on the LLS index which has averaged approximately six percent higher than the comparable WTI index during each of the three and nine month periods in 2018, respectively. Higher natural gas revenues were primarily attributable to higher production volumes which were partially offset by the effect of five percent lower natural gas pricing during the nine month period. Excluding the effects of the adoption of ASC Topic 606, or $0.6 million and $1.6 million, respectively, NGL pricing actually increased by 28 percent and 27 percent during the 2018 periods as compared to the corresponding periods in 2017.
Total crude oil revenues were approximately 92 percent of our total revenues during each of the three and nine month periods in 2018 as compared to 87 percent and 88 percent during the three and nine month periods in 2017. Total Eagle Ford revenues were approximately 99 percent of total revenues for each of the three and nine month periods in 2018 and 95 percent for each of the corresponding periods in 2017. Effective August 2018, all of our revenues were derived from the Eagle Ford.

Effects of Derivatives
The following table reconciles crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Crude oil revenues, as reported	$117,059	$29,963	$87,096	$290,033	$92,387	$197,646
Derivative settlements, net	(15,214)	788	(16,002)	(35,191)	(1,670)	(33,521)
	$101,845	$30,751	$71,094	$254,842	$90,717	$164,125

Crude oil prices per Bbl	$71.67	$47.78	$23.89	$68.10	$48.12	$19.98
Derivative settlements per Bbl	(9.32)	1.26	(10.58)	(8.26)	(0.87)	(7.39)
	$62.36	$49.04	$13.31	$59.84	$47.25	$12.59
Gain (Loss) on Sales of Assets
We recognize gains and losses on the sale or disposition of assets other than our oil and gas properties upon the completion of the underlying transactions. The following table sets forth the total gains and (losses) recognized for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Gain (loss) on sales of assets, net	$2	$9	$(7)	$81	$(60)	$141
There were insignificant net gains and losses recognized during each of the three and nine month periods in 2018 and 2017 primarily attributable to the disposition of certain support equipment, tubular inventory and well materials.
Other Revenues, net
Other revenues, net, includes fees for marketing and water disposal that we charge to third parties, net of related expenses, as well as other miscellaneous revenues and credits attributable to our operations.
The following table sets forth the total other revenues, net recognized for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Other revenues, net	$380	$117	$263	$937	$462	$475
Other revenues, net increased during the three and nine month periods in 2018 from the corresponding periods in 2017 due primarily to higher fees as described above charged to third parties due to substantially higher production upon which such fees are based.
Lease Operating Expenses
LOE includes costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas-lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies, among others.
The following table sets forth our LOE for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Lease operating	$9,898	$5,254	$(4,644)	$25,924	$15,540	$(10,384)
Per unit of production ($ per BOE)	$4.70	$6.08	$1.38	$4.65	$5.88	$1.23
% change per unit of production			22.7%			20.9%
LOE increased on an absolute basis, but declined on a per unit basis during the three and nine month periods in 2018 when compared to the corresponding periods in 2017. The absolute increases were due primarily to higher production volume including the incremental effects of the Devon and Hunt Acquisitions. The higher production volume also had the effect of decreasing the overall per unit cost, particularly those costs that have a higher fixed cost component. Furthermore, comprehensive maintenance costs in the second half of 2017 improved production and cost efficiency progressing into the 2018 periods.

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
The following table sets forth our GPT expense for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Gathering, processing and transportation	$4,928	$2,399	$(2,529)	$12,861	$7,505	$(5,356)
Per unit of production ($ per BOE)	$2.34	$2.78	$0.44	$2.30	$2.84	$0.54
% change per unit of production			15.8%			19.0%
GPT expense increased on an absolute basis during the three and nine month periods in 2018 when compared to the corresponding periods in 2017 due primarily to substantially higher production volumes as discussed above partially offset by the effect of the adoption of ASC Topic 606, or $0.6 million and $1.6 million, respectively. Per unit costs declined in the 2018 periods due primarily to the effect of the adoption of ASC Topic 606, or $0.26 and $0.28 per BOE, as well as the effect of additional production at the wellhead with no corresponding GPT expense subsequent to the achievement of required minimum crude oil volumes transported by pipeline within our Eagle Ford operating region.
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
The following table sets forth our production and ad valorem taxes for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Production and ad valorem taxes
Production/severance taxes	$6,121	$1,643	$(4,478)	$15,021	$4,996	$(10,025)
Ad valorem taxes	1,031	25	(1,006)	2,018	770	(1,248)
	$7,152	$1,668	$(5,484)	$17,039	$5,766	$(11,273)
Per unit production ($ per BOE)	$3.39	$1.93	$(1.46)	$3.05	$2.18	$(0.87)
Production/severance tax rate as a percent of product revenue	4.8%	4.8%		4.8%	4.7%
Production taxes increased on both an absolute and per unit basis during the three and nine month periods in 2018 when compared to the corresponding periods in 2017 due primarily to increased production volume and higher commodity sales prices. Accruals for ad valorem taxes have also increased for the 2018 periods as we have grown our assessable property base and we anticipate higher assessments as a result of higher commodity prices and increased working interests.
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

The following table sets forth the components of our G&A for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Primary G&A	$5,090	$4,414	$(676)	$13,695	$10,549	$(3,146)
Share-based compensation (equity-classified)	1,021	1,013	(8)	3,472	2,707	(765)
Significant special charges:
Acquisition, divestiture and strategic transaction costs	44	1,505	1,461	531	1,505	974
Executive retirement costs	—	—	—	250	—	(250)
Restructuring expenses	—	—	—	—	(20)	(20)
Total G&A	$6,155	$6,932	$777	$17,948	$14,741	$(3,207)
Per unit of production ($ per BOE)	$2.92	$8.02	$5.10	$3.22	$5.58	$2.36
Per unit of production excluding share-based compensation and other significant special charges identified above ($ per BOE)	$2.41	$5.11	$2.70	$2.45	$3.99	$1.54
Our primary G&A expenses increased on an absolute and decreased on a per unit basis during the three and nine month periods in 2018 compared to the corresponding periods in 2017. The absolute increase is due primarily to the effects of higher payroll, benefits and support costs attributable to a higher overall employee headcount as well as costs associated with the relocation of our corporate headquarters to a new office. Higher production volume had the effect of reducing G&A per unit of production during the 2018 three and nine month periods.
Equity-classified share-based compensation charges during the periods presented are attributable to the amortization of compensation cost associated with the grants of time-vested restricted stock units, or RSUs, and performance restricted stock units, or PRSUs. The grants of RSUs and PRSUs are described in greater detail in Note 15 to the Condensed Consolidated Financial Statements. A substantial portion of the share-based compensation expense is attributable to the RSU and PRSU grants made in the normal course in January 2017 and RSU grants in September 2016 in connection with our reorganization. The remainder is attributable to grants of RSUs and PRSUs to certain employees upon their hiring or as a result of promotion subsequent to the first quarter of 2017. The nine month period in 2018 includes a charge of $0.6 million attributable to the accelerated vesting of certain RSUs and PRSUs in connection with the retirement of our Executive Chairman in February 2018.
During the third quarter of 2018, we incurred consulting and other costs associated with our review of strategic alternatives. In addition to these costs, the nine month period of 2018 included transaction costs associated with the Mid-Continent divestiture and the Hunt Acquisition, including legal, due diligence and other professional fees. We also paid certain costs attributable to the retirement of our former Executive Chairman in February 2018 (see Note 10 to the Condensed Consolidated Financial Statements). The nine month period in 2017 includes adjustments to severance-related restructuring accruals that were originally established in connection with our reorganization in 2016.
Depreciation, Depletion and Amortization
The following table sets forth total and per unit costs for DD&A for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
DD&A expense	$35,016	$10,659	$(24,357)	$88,370	$31,545	$(56,825)
DD&A Rate ($ per BOE)	$16.61	$12.34	$(4.27)	$15.83	$11.93	$(3.90)
DD&A increased on an absolute and per unit basis during the three and nine month periods ended in 2018 when compared to the corresponding periods in 2017. Higher production volume provided for an increase of approximately $15.4 million and $35.0 million while $9.0 million and $21.8 million was attributable to the higher DD&A rates in the 2018 periods. The higher DD&A rates in the 2018 periods were attributable to costs added to the full cost pool, including those from the Devon and Hunt Acquisitions, during a period of rising crude oil prices, as well as the effect of the sale of reserves attributable to the Mid-Continent region in July 2018, while the DD&A rate for the 2017 period is based primarily on the fair value of our properties at the time of our emergence from bankruptcy in September 2016.

Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Interest on borrowings and related fees	$8,897	$879	$(8,018)	$22,675	$1,784	$(20,891)
Accretion of original issue discount	172	—	(172)	505	—	(505)
Amortization of debt issuance costs	693	374	(319)	2,004	1,362	(642)
Capitalized interest	(2,440)	(51)	2,389	(7,111)	(132)	6,979
	$7,322	$1,202	$(6,120)	$18,073	$3,014	$(15,059)
Interest expense increased during the three and nine month periods in 2018 as compared to the corresponding periods in 2017 due primarily to higher outstanding balances under the Credit Facility, including amounts borrowed to fund our larger capital expenditure program in 2018 and the Hunt Acquisition, as well as interest attributable to the Second Lien Facility that was issued in September 2017 in order to fund the Devon Acquisition. Furthermore, the Credit Facility and the Second Lien Facility are variable-rate instruments and both have been subject to periodic increases in LIBOR rates on a consistent basis since the comparable periods in 2017. The accretion of original issue discount is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We capitalized a larger portion of interest during each of the 2018 periods as we maintained a substantially larger portion of unproved property as compared to the corresponding periods in 2017 due primarily to the Devon Acquisition in September 2016.
Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio, by commodity type, for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Crude oil derivative gains (losses)	$(40,689)	$(12,275)	$(28,414)	$(111,725)	$15,802	$(127,527)
In the three and nine month periods in 2018, the forward curve for commodity prices was increasing relative to our weighted-average hedged prices while the forward curve for such prices declined relative to our weighted-average hedged prices in the comparable 2017 periods. We paid cash settlements of $15.2 million and $35.2 million in the three and nine month periods in 2018 received cash settlements of $0.8 million and paid cash settlements of $1.7 million in the three and nine months ended September 30, 2017, respectively.
Other, net
Other, net includes interest income, non-service costs associated with our retiree benefit plans and miscellaneous items of income and expense that are not directly associated with our current operations, including certain recoveries and write-offs attributable to prior years and properties that have been divested.
The following table sets forth the other income (expense), net recognized for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Other, net	$241	$(17)	$258	$167	$45	$122
Other, net income (expense) increased during the three and nine month periods in 2018 as compared to the corresponding periods in 2017 due primarily to recoveries of joint interest receivable balances previously written-off in connection with the bankruptcy of a former partner and the reversal of a litigation reserve, partially offset by interest charges applicable to a settlement with a royalty owner. Each of the three and nine month periods includes comparable charges associated with our retiree benefit plans, and the 2018 period is partially offset by interest income earned on the escrow account attributable to the Devon Acquisition prior to the escrow account’s liquidation in March 2018.

Income Taxes
The following table summarizes our income tax expense for the periods presented:

	Three Months Ended		2018 vs. 2017	Nine Months Ended		2018 vs. 2017
	September 30,	September 30,	Favorable	September 30,	September 30,	Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Income tax benefit (expense)	$10	$—	$10	$(153)	$—	$(153)
Effective tax rate	(0.1)%	—%		0.6%	—%
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
We recognized federal and state income tax expense for the three and nine-month periods in 2018 at a blended rate of 21.6%; however, the federal and state tax expenses were offset by adjustments to the valuation allowance against our net deferred tax assets along with an adjustment of $0.2 million for the nine month period to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 0.6%. The effect of the adjustment was to reduce our deferred tax asset to $4.8 million as of September 30, 2018. We recognized federal income tax benefits for the three and nine months ended September 30, 2017 at the blended rate of 35.5% which was fully offset by a valuation allowance against our net deferred tax assets. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of cumulative losses.
Off Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements other than lease arrangements, information technology licensing, service agreements, employment agreements, in-kind commodity recovery arrangements for imbalances and letters of credit, all of which are customary in our business.
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
ASC Topic 842 will be applicable to our existing leases for office facilities and certain office equipment, vehicles and certain field equipment, land easements and similar arrangements for rights-of-way and potentially to certain drilling rig and completion contracts with terms in excess of 12 months to the extent we may have such contracts in the future. In addition, we believe that our crude oil and natural gas gathering commitment arrangements, as described in Note 13, include provisions that could be construed as leases. Our crude oil and natural gas gathering arrangements are fairly complex and include, among other provisions, multiple elements and term lengths, certain volumetric-based minimums and varying degrees of optionality available to both us and the service providers. Furthermore, these arrangements have certain material payment terms that are variable in nature which, depending upon the outcome of our analysis and resulting conclusions, may have a significant impact on the amounts recognized as right of use assets and corresponding lease liabilities.
We are in the final stages of our review of leasing arrangements within the context of ASC Topic 842 in which we expect to: (i) conclude our assessment of applicability to our more complex arrangements, including the aforementioned gathering agreements, (ii) implement our enhanced lease accounting processes, (iii) implement changes to our internal controls to support the accounting and disclosure of leasing activities and (iv) assess the utilization of certain practical expedients provided in ASC Topic 842. We plan to adopt ASC Topic 842 on the effective date in 2019 using the optional transition method and will recognize a cumulative-effect adjustment to the opening balance of retained earnings. We are also continuing to monitor developments regarding ASC Topic 842 that are unique to our industry.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
All of our long-term debt instruments are subject to variable interest rates. As of September 30, 2018, we had borrowings of $282.5 million and $200 million under the Credit Facility and Second Lien Facility at interest rates of 5.95% and 9.25%, respectively. Assuming a constant borrowing level under the Credit Facility and Second Lien Facility, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest payments of approximately $4.8 million on an annual basis.
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
As of September 30, 2018, our commodity derivative portfolio was in a net liabilities position. The contracts associated with this position are with eight counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.
During the nine months ended September 30, 2018, we reported net commodity derivative loss of $111.7 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 6 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.

The following table sets forth our commodity derivative positions as of September 30, 2018:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Fourth quarter 2018	Swaps-WTI	10,455	$57.05	$—	$15,125
Fourth quarter 2018	Swaps-LLS	6,000	$65.27	—	8,128
First quarter 2019	Swaps-WTI	6,446	$54.46	—	9,948
First quarter 2019	Swaps-LLS	5,000	$59.17	—	8,386
Second quarter 2019	Swaps-WTI	6,421	$54.48	—	9,413
Second quarter 2019	Swaps-LLS	5,000	$59.17	—	7,717
Third quarter 2019	Swaps-WTI	6,397	$54.50	—	8,722
Third quarter 2019	Swaps-LLS	5,000	$59.17	—	6,874
Fourth quarter 2019	Swaps-WTI	6,398	$54.50	—	7,925
Fourth quarter 2019	Swaps-LLS	5,000	$59.17	—	6,057
First quarter 2020	Swaps-WTI	6,000	$54.09	—	6,786
Second quarter 2020	Swaps-WTI	6,000	$54.09	—	6,142
Third quarter 2020	Swaps-WTI	6,000	$54.09	—	5,593
Fourth quarter 2020	Swaps-WTI	6,000	$54.09	—	5,068
Settlements to be paid in subsequent period					6,327
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

	Change of $10.00 per Bbl of Crude Oil or $1.00 per MMBtu of Natural Gas ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(84.0)	$69.4

Effect of crude oil price changes for the remainder of 2018 on operating income, excluding derivatives [2]	$27.6	$(27.6)
Effect of natural gas price changes for the remainder of 2018 on operating income [2]	$3.5	$(3.5)
_____________________________

[1]	Based on derivatives outstanding as of September 30, 2018.

[2]	These sensitivities are subject to significant change.

Item 4.	Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2018, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the following :
There can be no assurance that the Merger will be consummated or that we will realize the anticipated benefits of the Merger.
There can be no assurance that the Merger will be consummated and our shareholders will receive the merger consideration. The completion of the Merger is subject to various closing conditions and termination rights (including if the Merger is not consummated by April 30, 2019). In addition to other conditions that are beyond our control, the Merger is subject to approval by the holders of more than two-thirds of the outstanding Company common shares, the approval by the holders of a majority of the outstanding Denbury common shares of an amendment to the certificate of incorporation to increase the number of authorized Denbury common shares, and the approval of the issuance of Denbury common shares in the Merger by the holders of a majority of the Denbury common shares represented in person or by proxy at a meeting of Denbury shareholders held to vote on such matter. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. The completion of the Merger is not assured and is subject to risks, including the risk that the approval of our shareholders or Denbury’s stockholders is not obtained. Activist shareholders may increase the risk that the requisite votes are not obtained. Further, the Merger may not be completed even if such approval is obtained. The Agreement contains conditions, some of which are beyond our control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring. Even if we complete the Merger, the combined company may not realize the benefits and guidance provided by either Denbury or us, including due to factors beyond the control of the combined company’s management.
Because the exchange ratio in the Merger Agreement is fixed and because the market price of Denbury common stock will fluctuate prior to the completion of the Merger, our shareholders cannot be sure of the market value of the Denbury common stock they will receive as Merger consideration relative to the value of the cash and shares of common stock they exchange at the closing.
On October 28, 2018, we entered into the Merger Agreement with Denbury in a merger transaction pursuant to which Denbury would acquire Penn Virginia. Under the terms of the Merger Agreement, shareholders of Penn Virginia will receive the merger consideration, or the Merger Consideration, consisting of a combination of 12.4 shares of Denbury common stock and $25.86 of cash for each share of Penn Virginia common stock, subject to election of the Penn Virginia shareholders to receive either all cash, all stock or a mix of stock and cash, in each case subject to proration. Based on the closing price of Denbury common stock on October 26, 2018, the Merger Consideration represents consideration to each Penn Virginia shareholder of $79.80 per share. The exchange ratio for the Merger Consideration is fixed, and there will be no adjustment to the Merger Consideration for changes in the market price of Denbury’s common stock or our common stock prior to the completion of the Merger.

If the Merger is completed, there will be a time lapse between the date of signing of the Merger Agreement and the date on which our shareholders who are entitled to receive the Merger Consideration actually receive the Merger Consideration. The market value of shares of Denbury’s common stock and our common stock may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of Denbury’s business and the Merger. Such factors are difficult to predict and in many cases may be beyond the control of Denbury and us. The actual value of any Merger Consideration received by our shareholders at the completion of the Merger will depend on the market value of the shares of Denbury common stock at that time. This market value may differ, possibly materially, from the market value of shares of Denbury common stock at the time the Merger Agreement was entered into or at any other time. If the trading price of Denbury common stock at the closing of the Merger is less than the trading price of Denbury common stock on the date that the Merger Agreement was signed, particularly if the trading price of Penn Virginia’s common stock increases, then the market value of the Merger consideration will be less than contemplated at the time the Merger Agreement was signed.
The Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our shareholders than the Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. Even upon termination of the Merger Agreement under certain circumstances relating to the exercise of fiduciary duties by our board, we may be required to pay Denbury fees and expenses, which may further deter counterparties to any potential alternative transaction.
Failure to complete the Merger could negatively impact the price of shares of our common stock, as well as our future businesses and financial results.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be so satisfied or waived. If these conditions are not satisfied or waived, we will be unable to complete the Merger.
If the Merger is not completed for any reason, including the failure to receive the required approval of our shareholders or Denbury’s stockholders, our businesses and financial results may be adversely affected, including as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;

•
the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees; and

•
we will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and our ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and our board seeks an alternative transaction, our shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, we may be required to pay Denbury a $45 million termination fee.
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention at the Company may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles. In addition, the Merger Agreement restricts us from entering into certain corporate transactions, changing our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Denbury, and generally requires us to continue our operations in the ordinary course of business, until completion of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.

We will incur significant transaction and Merger-related costs in connection with the Merger, which may be in excess of those anticipated by us.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, obtaining shareholder approval (including responding to any activist shareholders) and, combining the operations of the two companies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees. Many of these costs will be borne by us even if the Merger is not completed.
Completion of the Merger may trigger change in control or other provisions in certain agreements to which the Company is a party.
The completion of the Merger may trigger change in control or other provisions in certain agreements to which we are a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our and Denbury’s business, financial position and results of operation.
The parties must obtain certain regulatory approvals in order to complete the actions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the Merger may be prevented or delayed or the anticipated benefits of the Merger could be reduced.
Consummation of the Merger is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the Merger under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. At any time before or after the Merger is consummated, any of the U.S. Department of Justice, the Federal Trade Commission or U.S. state attorneys general could take action under the antitrust laws in opposition to the Merger, including seeking to enjoin completion of the Merger, condition completion of the Merger upon the divestiture of assets, or impose restrictions on post-merger operations. Any such requirements or restrictions may prevent or delay completion of the Merger or may reduce the anticipated benefits of the Merger. Additionally, Denbury has agreed to accept certain potential remedies, conditioned on the closing, and may take other actions that Denbury determines in its sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the termination date of the Merger Agreement (as it may be extended), of certain conditions to the closing of the Merger relating to regulatory approvals. There can be no assurance we will receive all regulatory approvals necessary to consummate the transaction on the timeline expected or at all.

Item 6.	Exhibits.

(2.1)
Agreement and Plan of Merger dated as of October 28, 2018, by and among Denbury Resources Inc, Dragon Merger Sub Inc, DR Sub LLC Sub and Penn Virginia Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2018).

(10.1)*	Second Amendment to Second Amended and Restated Construction and Field Gathering Agreement dated as of July 2, 2018 by and between Republic Midstream, LLC and Penn Virginia Oil & Gas L.P.

(10.2) #	First Amendment to First Amended and Restated Crude Oil Marketing Agreement dated as of July 2, 2018 by and between Penn Virginia Oil & Gas, L.P. and Republic Midstream Marketing, LLC.

(10.3)*	Penn Virginia Corporation 2017 Special Severance Plan Amended and Restated Effective July 18, 2018.

(10.4)
Borrowing Base Increase Agreement and Amendment No. 5 to Credit Agreement dated as of October 26, 2018 among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the subsidiaries of the borrower party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 26, 2018).

(31.1) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) †	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) †	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS) *	XBRL Instance Document

(101.SCH) *	XBRL Taxonomy Extension Schema Document

(101.CAL) *	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF) *	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB) *	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE) *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

*	Filed herewith.

#	Filed herewith. Confidential treatment has been requested for this exhibit and confidential portions have been filed separately with the Securities and Exchange Commission.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

November 8, 2018	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 8, 2018	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)