Form 10-K/A
period 2018-12-31
PENN VIRGINIA CORP
filed 2019-04-29
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
 FORM 10-K/A
(Amendment No. 1)
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
16285 Park Ten Place, Suite 500
Houston, TX 77084
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 722-6500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NASDAQ Global Select Market
Title of each class	Name of exchange on which registered
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒     No   ☐
As of April 16, 2019, 15,105,251 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PENN VIRGINIA CORPORATION
AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
 For the Annual Period Ended December 31, 2018

EXPLANATORY NOTE
Penn Virginia Corporation ("Penn Virginia", the "Company", "we", "our" or "us") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2019 (the "Original Filing"), to include the information required by Items 10 through 14 of Part III of Form 10-K. We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the date of the Original Filing.
Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. No financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K. Further, because no financial statements are included in this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part III. OTHER INFORMATION

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding Directors
The following table sets forth certain information regarding each of our directors:

Age, Business Experience, Other Directorships and Qualifications	Director of the Company Since
John A. Brooks, age 57	2017
Mr. John A. Brooks has served on the Board and as President and CEO of the Company since August 2017. Mr. Brooks had previously served in several management roles for Penn Virginia, including as Interim Principal Executive Officer of Penn Virginia Corporation from September 2016 to August 2017, as Executive Vice President and Chief Operating Officer from January 2014 to August 2017, as Executive Vice President, Operations from February 2013 to January 2014, Senior Vice President from February 2012 to February 2013 and Vice President from May 2008 to February 2012 and as Penn Virginia Oil & Gas Corporation’s Vice President and Regional Manager from October 2007 to February 2012, Operations Manager from January 2005 to October 2007 and Drilling Manager from February 2002 to January 2005. Mr. Brooks received his B.S. in Petroleum Engineering from the University of Texas at Austin in 1984. The Board believes that Mr. Brooks’ experience in the exploration and production industry and detailed knowledge of our operations lends critical support to the Board’s decision making process.

Michael Hanna, age 39	2018 (2)
Mr. Michael Hanna has served on the Board since January 2018 and is a Partner and Portfolio Manager of KLS Diversified Asset Management LP (“KLS”), one of our shareholders. Mr. Hanna joined KLS in July 2015 and has 16 years of investment banking and portfolio management experience.  Prior to joining KLS, Mr. Hanna was a Portfolio Manager and Head of Trading at BulwarkBay Investment Group, LLC, an investment firm he co-founded in 2011. Previously, he was a portfolio manager with Concordia Advisors LLC, where he co-managed the firm’s Distressed Debt Fund. Mr. Hanna joined Concordia in 2005. Prior to joining Concordia, he worked in the Leveraged Finance/Financial Sponsors and Global Corporate Investment Banking groups of RBC Capital Markets from 2004 to 2005 and Bank of America Merrill Lynch from 2001 to 2004. Mr. Hanna’s industry experience includes oil & gas, industrials, paper and forest products, insurance and financials, aerospace and energy. He is a member of the board of directors of Modular Space Corporation and Sensei, Inc. Mr. Hanna received a B.A. from the University of Michigan in 2001 and is a CFA Charter holder. The Board believes that Mr. Hanna’s prior experience in finance and his affiliation with one of the Company’s shareholders provides significant contributions to our Board.

Darin G. Holderness, age 55	2016 (1)(2)(3)
Mr. Darin G. Holderness, CPA has served on the Board since September 2016 and as Chairman of the Board since February 2018. Mr. Holderness was the Senior Vice President, Chief Financial Officer and Treasurer of Concho Resources Inc., an oil and gas exploration and development company, until May 2016. Mr. Holderness has over 20 years of experience in the energy sector, including nine years with KPMG LLP where his practice was focused in the energy industry, and over 17 years in the industry in increasing roles of responsibility, including serving as Vice President and Controller of Pure Resources, Inc., Vice President and Chief Financial Officer of Basic Energy Services, Inc., Vice President and Chief Accounting Officer of Pioneer Natural Resources Company, and most recently as Senior Vice President and Chief Financial Officer of Eagle Rock Energy Partners, L.P. Mr. Holderness is a 1986 graduate of Boise State University with a Bachelor of Business Administration in Accounting and is a Certified Public Accountant. The Board believes that Mr. Holderness’ prior experience as an executive and his past audit, accounting and financial reporting experience provide significant contributions to our Board.

V. Frank Pottow, age 55	2018 (1)(3)
Mr. V. Frank Pottow has served on the Board since September 2018. Mr. Pottow is the Co-Founder of GCP Capital Partners LLC (“GCP Capital”) and has been a Managing Director and member of the investment committee of GCP Capital and Greenhill Capital Partners since July 2002. Mr. Pottow has more than 25 years of private equity investment experience, with a focus on energy companies. Prior to GCP Capital, Mr. Pottow was a founding partner of Société Générale’s US private equity affiliate SG Capital Partners and a Principal of Odyssey Partners, L.P. Mr. Pottow graduated cum laude from The Wharton School of the University of Pennsylvania in 1986 and from Harvard Business School with high distinction as a Baker Scholar in 1990. The Board believes that Mr. Pottow’s more than 20 years' experience with energy companies and his financial expertise provide significant contributions to our Board.

Jerry R. Schuyler, age 64	2016 (1)(2)(3)
Mr. Jerry R. Schuyler has served on the Board since October 2016. Mr. Schuyler is currently interim Chief Executive Officer and Chairman of the Board of Gastar Exploration Inc. He served as Executive Vice President, Chief Operating Officer and Director of Laredo Petroleum, Inc. beginning in June 2007, was promoted to President and Chief Operating Officer in July 2008 and retired in July 2013. Mr. Schuyler served as an independent director for Yates Petroleum Corporation from December 2015 until the sale of the company in October 2016; an independent director for Rosetta Resources Inc. from December 2013 until the company was sold in July 2015 and an independent director for Gulf Coast Energy Resources, LLC from 2010 until the sale of the company in April 2015. Mr. Schuyler holds a B.S. in Petroleum Engineering from Montana College of Mineral Science and Technology and attended several graduate business courses at the University of Houston. The Board believes that Mr. Schuyler’s prior experience as an executive and director of numerous energy companies provides significant contributions to our Board.

Brian Steck, age 52	2019
Mr. Brian Steck has served on the Board since April 2019. Mr. Steck is a Partner, Senior Analyst at Mangrove Partners, one of our shareholders, where he has worked since 2011. Since 2017, Mr. Steck has also served as a board member and Chairman of the Nominating & Corporate Governance Committee of Bonanza Creek Energy, Inc. Through early 2011, Mr. Steck managed The Laurel Capital Group, LLC, the general partner of a hedge fund he founded in 2009. From 2006 until 2008, Mr. Steck was Head of US Equities at Tisbury Capital where he built and managed a team focused on event- and fundamentally-driven investment opportunities. From 2000 until 2005, Mr. Steck was a partner at K Capital where he focused on European and U.S. opportunities that included special situations, merger arbitrage, deep value and shareholder activism. Prior to K Capital, Mr. Steck spent 10 years at UBS and its predecessors Swiss Bank Corporation and O'Connor & Associates, where he focused on equity derivative trading and risk management, built equity derivative and event-driven client businesses and was Global Co-Head of Equity Hedge Fund Coverage. Mr. Steck received a B.S., with highest honors, from the University of Illinois at Urbana Champaign. The Board believes that Mr. Steck’s financial experience, experience as a director and experience as an investor in the energy sector provides significant contributions to our Board.

(1)	Member of the Nominating & Governance Committee.

(2)	Member of the Compensation & Benefits Committee

(3)	Member of the Audit Committee
Executive Officers
The following table sets forth certain information regarding each of our executive officers:

Age, Position with the Company and Business Experience	Officer of the Company Since
John A. Brooks (see above)	2011
Steven A. Hartman, age 52	2010
Mr. Hartman has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2010. He served as our Vice President and Treasurer from July 2006 to December 2010, as our Assistant Treasurer and Treasury Manager from September 2004 to July 2006 and as our Manager, Corporate Development from August 2003 to September 2004. Mr. Hartman also served as Vice President and Treasurer of PVG GP, LLC, the general partner of Penn Virginia GP Holdings, L.P., from September 2006 to June 2010 and of Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P., from July 2006 to June 2010. Prior to joining the Company, Mr. Hartman was employed by El Paso Corporation and its publicly traded spin-off, GulfTerra Energy Partners, L.P., in a variety of financial and corporate-development related positions.

Benjamin A. Mathis, age 48	2017
Mr. Mathis has served as our Senior Vice President, Operations and Engineering since July 2018. Prior to such time, he served as our Vice President, Operations since September 2017. Mr. Mathis has more than 25 years of energy industry experience, all of which has been in operations with a primary focus on the drilling and completion functions. Mr. Mathis served as Drilling and Completions Manager - US Onshore for Statoil from October 2015 to September 2017, where he was responsible for Statoil’s drilling, completions and workover operations for the Eagle Ford, Bakken and Marcellus/Utica areas. Prior to that role, Mr. Mathis served as Statoil’s Operations Manager - Eagle Ford from November 2014 to October 2015, Drilling and Completions Manager - Eagle Ford from October 2012 to November 2014 and Drilling Engineer Manager - Onshore from August 2011 to September 2012. Prior to his tenure at Statoil, Mr. Mathis also held positions of increasing responsibility at Occidental Petroleum Corporation and Unocal, both domestically and internationally. Mr. Mathis received a B.S. in Petroleum Engineering from Texas A&M University in 1992.

Role of the Board
Our business is managed under the direction of the Board. The Board has adopted Corporate Governance Principles describing its duties. A copy of our Corporate Governance Principles is available at the “Corporate Governance” section of our website, http://www.pennvirginia.com. The Board meets regularly to review significant developments affecting the Company and to act on matters requiring Board approval.

Communications with the Board
Shareholders and other interested parties may communicate with our Board, including any concerns they have, by contacting the Board in writing at c/o Corporate Secretary, Penn Virginia Corporation, 16285 Park Ten Place, Suite 500, Houston, Texas 77084. The Corporate Secretary of the Company reviews communications to the Board and forwards the communications to the Board as appropriate. All such communications should identify the author as a shareholder and clearly state whether the intended recipients are all members of the Board or just certain specified individual directors. Our Corporate Secretary will make copies of all such communications and circulate them to the appropriate director or directors. Communications involving substantive accounting or auditing matters will be immediately forwarded to the Chairperson of the Audit Committee. Communications that pertain to non-financial matters will be forwarded promptly to the appropriate committee. Certain items that are unrelated to the duties and responsibilities of the Board will not be forwarded such as: business solicitation or advertisements; product related inquiries; junk mail or mass mailings; resumes or other job related inquiries; spam and overly hostile, threatening, potentially illegal or similarly unsuitable communications.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics as its “code of ethics” as defined in Item 406 of Regulation S-K, which applies to all of our directors, officers, employees and consultants, including our Chief Executive Officer, or our “CEO,” Chief Financial Officer, or our “CFO,” principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available at the “Corporate Governance” section of our website, http://www.pennvirginia.com. We intend to satisfy the disclosure requirements for any future amendments to, or waivers of, our Code of Business Conduct and Ethics by posting such information on our website.
Committees of the Board
The Board has a Nominating and Governance Committee, a Compensation and Benefits Committee and an Audit Committee. Each of the Board’s committees acts under a written charter, which was adopted and approved by the Board. Copies of the committees’ charters are available at the “Corporate Governance” section of our website, http://www.pennvirginia.com.
Nominating and Governance Committee. Messrs. Pottow, Holderness and Schuyler are the members of the Nominating and Governance Committee, or the “N&G Committee,” and each is an “Independent Director” as defined by Nasdaq listing standards. Mr. Pottow is the chairman of the N&G Committee. The N&G Committee (i) seeks, identifies and evaluates individuals who are qualified to become members of the Board, (ii) recommends to the Board candidates to fill vacancies on the Board, as such vacancies occur and (iii) recommends to the Board the slate of nominees for election as directors by our shareholders at each Annual Meeting of Shareholders. The N&G Committee will consider nominees recommended by shareholders. Shareholder recommendations for director nominees will receive the same consideration by the N&G Committee that other nominations receive. The N&G Committee recommends individuals as director nominees based on professional, business and industry experience, ability to contribute to some aspect of our business and willingness to commit the time and effort required of a director. The N&G Committee may also consider whether and how a director candidate’s views, experience, skill, education or other attributes may contribute to the Board’s diversity. While the N&G

Committee does not require that each individual director candidate contribute to the Board’s diversity, the N&G Committee in general strives to ensure that the Board, as a group, is comprised of individuals with diverse backgrounds and experience conducive to understanding and being able to contribute to all financial, operational, strategic and other aspects of our business. Furthermore, the N&G Committee seeks to include highly qualified women and individuals from minority groups in the pool from which Board nominees are selected. Director nominees must possess good judgment, strength of character, a reputation for integrity and personal and professional ethics and an ability to think independently while contributing to a group process. The N&G Committee also recommends to the Board the individual(s) to serve as Chairman of the Board. Additionally, the N&G Committee assists the Board in implementing our Corporate Governance Principles, confirms that the Compensation and Benefits Committee evaluates senior management, oversees Board self-evaluation through an annual review of Board and committee performance and assists the Independent Directors in establishing succession policies in the event of an emergency or retirement of our CEO. The N&G Committee may obtain advice and assistance from outside director search firms as it deems necessary to carry out its duties.
Compensation and Benefits Committee. Messrs. Holderness, Schuyler and Hanna are the members of the C&B Committee, and each is an Independent Director under applicable Nasdaq listing standards and SEC rules and regulations for compensation committee independence. Mr. Schuyler is the chairman of the C&B Committee. The C&B Committee is responsible for determining the compensation of our executive officers. The C&B Committee also periodically reviews and makes recommendations or decisions regarding our incentive compensation and equity-based plans, provides oversight with respect to our other employee benefit plans and reports its decisions and recommendations with respect to such plans to the Board. The C&B Committee also reviews and makes recommendations to the Board regarding our director compensation policy. The C&B Committee may obtain advice and assistance from outside compensation consultants and other advisors as it deems necessary to carry out its duties.
Audit Committee. Messrs. Holderness, Pottow and Schuyler are the members of the Audit Committee, and each is an Independent Director under applicable Nasdaq listing standards and SEC rules and regulations for audit committee independence. Mr. Holderness is the chairman of the Audit Committee and an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee is responsible for the appointment, compensation, evaluation and termination of our independent registered public accounting firm, and oversees the work, internal quality-control procedures and independence of our independent registered public accounting firm. The Audit Committee discusses with management and our independent registered public accounting firm our annual audited and quarterly unaudited financial statements and recommends to the Board that our annual audited financial statements be included in our Annual Report on Form 10-K. The Audit Committee also discusses with management earnings press releases, earnings presentations and any financial guidance provided to analysts. The Audit Committee appoints, replaces, dismisses and, after consulting with management, approves the compensation of our outside internal audit firm. The Audit Committee also provides oversight with respect to business risk matters, reserves, compliance with ethics policies and compliance with legal and regulatory requirements. The Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, auditing and other matters and the confidential anonymous submission by employees of concerns regarding questionable accounting, auditing and other matters. The Audit Committee may obtain advice and assistance from outside legal, accounting or other advisors as it deems necessary to carry out its duties.
Compensation of Directors
The following table sets forth the aggregate compensation paid to our non-employee directors during 2018:

2018 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
David Geenberg(2)	—	—	—
Michael Hanna(2)	—	—	—
Darin G. Holderness	172,208	—	172,208
Marc McCarthy(3)	13,062	—	13,062
V. Frank Pottow	21,346	156,000	177,346
Jerry Schuyler	85,250	—	85,250

(1)
No equity awards were granted to our non-employee directors during 2018 except for 1,898 restricted stock units granted to Mr. Pottow in connection with his appointment to the Board in September 2018. As of December 31, 2018, Messrs. Holderness and Schuyler each had 2,781 restricted stock units outstanding and Mr. Pottow had 949 restricted stock units outstanding.

(2)
Messrs. Geenberg and Hanna, who were appointed to our Board in January 2018, agreed to waive all compensation, including equity compensation, in exchange for their service on the Board and committees of the Board.

Accordingly, they received no compensation for their services during 2018. Mr. Geenberg resigned from the Board in April 2019.

(3)
Mr. McCarthy is a Senior Managing Director at Wexford Capital LP (“Wexford”). We paid the compensation owed to Mr. McCarthy for his services as a director directly to Wexford Capital LP. Mr. McCarthy resigned from the Board in March 2018.

In 2018, after considering director compensation paid by companies included in our Peer Group, as described under “Executive Compensation-Compensation Discussion and Analysis-How Compensation Is Determined-Peer Group” below, our C&B Committee recommended and our Board of Directors approved a $10,000 increase in our annual cash retainer for each non-employee director and a $3,500 increase in the annual retainer for the Chairman of the Audit Committee. Accordingly, our director compensation package provided for the following for 2018:

•	an annual cash retainer of $70,000 to each non-employee director, payable quarterly in arrears and pro-rated for any periods of partial service;

•
annual cash retainers of $18,500, $15,000 and $10,000 for the Chairman of the Audit, C&B and N&G Committees, respectively, payable quarterly in arrears and pro-rated for any periods of partial service; and

•	an additional annual cash retainer of $100,000 for the Chairman of the Board, payable quarterly in arrears and pro-rated for any periods of partial service.

Messrs. Hanna and Steck, who joined the Board in January 2018 and April 2019, respectively, agreed to waive all compensation in exchange for their service on the Board and committees of the Board.
In addition, in December 2016, following our emergence from bankruptcy, we made a one-time grant of $360,000 (or $120,000 annually) in restricted stock units to each non-employee director serving on the Board at such time in lieu of annual grants over a three year period. Such awards vest in 1/3 increments on the first, second and third anniversaries of the grant date. Mr. Pottow received a grant of 1,898 shares, valued at $156,000 on appointment to the Board that vests in equal installments on December 19, 2018 and December 19, 2019, which ties to the remaining vesting dates for the post-emergence director grants. Accordingly, 2,781 restricted stock units vested for Messrs. Holderness and Schuyler and 949 restricted stock units vested for Mr. Pottow on December 19, 2018.
Non-Employee Director Stock Ownership Guidelines
We maintain stock ownership guidelines which require our non-employee directors to own shares of our Common Stock or restricted stock units having a value equal to three times the annual cash retainer payable by us for serving on the Board (excluding any chair premium). Our non-employee directors are not required to meet these ownership thresholds until the date that is five years from the later of (i) adoption of the guidelines or (ii) the commencement of such director’s service on the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and beneficial owners of more than 10% of our Common Stock to file, by a specified date, reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of such reports to us. We believe that all such filings were made on a timely basis in 2018.
Item 11 EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
For 2018 our named executive officers, or “NEOs,” consist of the following persons:

•	Harry Quarls, our former Executive Chairman who retired effective February 28, 2018;

•	John A. Brooks, our President and Chief Executive Officer;

•	Steven A. Hartman, our Senior Vice President, Chief Financial Officer and Treasurer; and

•	Benjamin A. Mathis, our Senior Vice President, Operations and Engineering.
Set forth below is a discussion and analysis of our compensation policies and practices regarding our NEOs.

Mr. Quarls’ Retirement
Effective February 28, 2018, Mr. Harry Quarls resigned from his position as a director and Executive Chairman of the Company. In connection with Mr. Quarls’ resignation, he and the Company entered into a separation and consulting agreement, dated January 18, 2018 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Quarls agreed to provide transition and support services to the Company as reasonably requested by the Board through December 2018. The Company paid Mr. Quarls a consulting fee of $250,000 for consulting services. The Separation Agreement includes a general release of claims, and provided for the vesting of certain equity awards that he held as of his separation. For more information, see “—Employment Contracts-Separation and Consulting Agreement.”
Chapter 11 Proceedings; Cancellation of Equity; Post-Emergence Equity Awards
We emerged from bankruptcy on September 12, 2016. Most of our compensation plans, programs and agreements were terminated or expunged as part of the Company’s restructuring process under the bankruptcy proceedings. In addition, all Common Stock and awards of the Company that were outstanding prior to the emergence date, were cancelled on emergence from bankruptcy. To the extent any of our NEOs held stock of the Company as of that date, it was cancelled, and no consideration was provided for this lost value. Following our emergence from bankruptcy, in January 2017, our NEOs and other key employees were granted long-term, multi-year equity incentives that were intended to replace annual equity grants for a three-year period under our Penn Virginia 2016 Management Incentive Plan, or the “Incentive Plan.” These equity awards included a grant of both time-vested and performance-based restricted stock units intended to immediately align executive and shareholder interests. In addition, our C&B Committee adopted new Annual Incentive Award Guidelines for the payment of annual cash bonuses. These compensation programs are discussed in further detail below.
Objectives of Our Compensation Program
Our compensation program is based on the following objectives:
Accountability—Executives should be held accountable for our annual performance and the achievement of our longer-term strategic goals as well as their own individual performance over both the short and long-term. We satisfy this objective by tying compensation to the achievement of financial, strategic and operational goals based on both short and long-term corporate performance measures. See “2018 Annual Incentive Cash Bonuses” and “Long-Term Equity Compensation” below.

Drive Desired Behaviors—Our compensation program, particularly regarding incentive compensation, should be designed to drive desired behaviors consistent with our values and to achieve stated goals. We satisfy this objective by setting performance metrics for us and our executives that we believe will drive these behaviors and help us achieve our goals.

Align Interests of Executives and Shareholders—Executive compensation should align the interests of our executives with those of our shareholders. We maintain executive stock ownership guidelines which require executives to hold a meaningful amount of stock. Additionally, our compensation program aligns pay to performance by making a substantial portion of total executive compensation variable, or “at-risk,” through an annual bonus program based on our performance goals and the granting of long-term incentive equity awards, which include time-vested restricted stock units and performance-based restricted stock units. As performance goals are met, not met or exceeded, executives are rewarded commensurately.

Flexible Enough to Respond to Changing Circumstances—We are in a cyclical and volatile business, so we should have a flexible compensation program that is responsive to different circumstances at various points in time. To meet this objective, the C&B Committee retains discretion to award higher or lower compensation than performance metrics would indicate if circumstances so warrant.

Industry Competitive—Total executive compensation should be industry-competitive so that we can attract, retain and motivate talented executives with the experience and skills necessary for our success. We satisfy this objective by staying apprised, through our own research and with the assistance of the C&B Committee’s independent compensation consultant, of the amounts and types of executive compensation that our peers pay as well as general industry trends.

Internally Consistent and Equitable—Executive compensation should be internally consistent and equitable. We satisfy this objective by considering not only peer benchmarks, but also our NEOs’ capabilities, levels of experience, tenures, positions, responsibilities and contributions when setting their compensation. Additionally, senior executives should have more of their incentive compensation at risk and tied to corporate performance because they are typically in a position to have a larger impact on our overall performance. Our post-emergence, multi-year equity awards granted to the NEOs in 2017 were comprised of 50% time-vested restricted stock units and 50% performance-based restricted stock units, each payable in stock, and our other employees received either 100% time-vested restricted stock unit awards, or no long-term compensation, depending on their positions. For 2018, we did not make any grants of long-term equity, except to newly hired key employees or in connection with a promotion.

How Compensation Is Determined

Committee Process. The C&B Committee annually reviews and discusses with our CEO his evaluation of the performance of each of our other officers, including Messrs. Hartman and Mathis, and gives considerable weight to our CEO’s evaluations when assessing our other officers’ performance and determining their compensation. The C&B Committee bases its independent evaluation of our CEO, and our CEO bases his evaluation of each of our other officers, primarily on whether we met or exceeded certain quantitative corporate performance metrics and the officer’s individual performance for such year. Those achievement levels are considered in the context of any other factors the C&B Committee deems appropriate including retention needs, internal pay equity and market competitiveness.
Independent Compensation Consultant. In 2018, the C&B Committee engaged Longnecker & Associates, or L&A, as its independent compensation consultant to assist in a general review of the compensation packages for our NEOs. The C&B Committee has assessed the independence of L&A and has reviewed its relationship with L&A and considered all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act. Based on this review, the C&B Committee concluded that L&A is independent and there are no conflicts of interest raised by the work performed by L&A . L&A provided the C&B Committee with competitive industry and general market-related analyses and trends for executive base salary, short-term incentives and long-term incentives. Specifically, L&A’s approach was to gather compensation data from (a) public peer companies and (b) published salary surveys and to conduct a market comparison analysis of the gathered data.
Peer Group. Set forth below is a list of the companies comprising our peer group for purposes of 2018 compensation, which is referred to in this report as our Peer Group. The Peer Group companies were selected based on revenues, assets, market cap and enterprise value, among other things. The Company was at the 52.7 percentile among this new Peer Group in terms of revenue, at the 35.2 percentile in terms of assets, at the 66.6 percentile in terms of market cap and at the 62.6 percentile in terms of enterprise value. Compensation data for the Peer Group was presented to the C&B Committee and used by the C&B Committee to help direct its compensation decisions for NEOs in early 2018.

Wildhorse Resource Development Corporation Midstates Petroleum Company, Inc. Jagged Peak Energy Inc. SilverBow Resources, Inc. Abraxas Petroleum Corporation Earthstone Energy, Inc.	Gastar Exploration Inc. PrimeEnergy Corporation Callon Petroleum Company Resolute Energy Corporation Approach Resources, Inc. Lonestar Resources US Inc.

Elements of Our Compensation Program

Element	Characteristics	Primary Objective
Base Salary	Cash	Attract and retain highly talented individuals
Short-Term Incentives	Cash bonus	Reward individual and corporate performance
Long-Term Incentives	Time and service-based equity awards	Align the interests of our employees and shareholders by providing employees with incentives to perform in a manner that promotes share price appreciation and achieves corporate objectives
Other Benefits	Participation in broad based 401(k) and employee health benefit plans	Provide competitive benefits that promote employee health and support employees in attaining financial security
 Base Salaries
Base salary is the principal fixed component of our compensation program, and has historically been reviewed in the first quarter of each year.  It is intended to provide our NEOs with a regular source of income to compensate them for their day-to-day efforts in managing the Company. Base salary is primarily used to attract and retain highly talented individuals. Base salary levels vary depending on the NEO’s experience, responsibilities, education, professional standing in the industry, changes in the competitive marketplace and the importance of the position to the Company.  The annual base salaries payable to our NEOs as of the end of 2018 and 2017 were as follows:

	Salary ($)
Name and Principal Position	2018	2017

Harry Quarls	—	250,000
Former Executive Chairman

John A. Brooks	437,750	425,000
President and Chief Executive Officer

Steven A. Hartman	283,250	275,000
Senior Vice President, Chief Financial Officer and Treasurer

Benjamin A. Mathis	330,000	300,000
Senior Vice President, Operations and Engineering
Harry Quarls. Mr. Quarls retired effective February 2018 and his base salary remained unchanged from the level initially established upon his appointment to the Executive Chairman position in August 2017.
John A. Brooks. Mr. Brooks’ annual base salary was increased to $425,000 in connection with his promotion to President and Chief Executive Officer in August 2017 and was subsequently increased by 3% to $437,750 at the beginning of 2018 as a cost-of living adjustment. In early 2018, L&A provided an analysis of compensation for similar positions utilizing Peer Group data as well as published survey data as discussed above under “How Compensation is Determined-Peer Group.” The C&B Committee targeted the 25th percentile of base salary levels from such data due to Mr. Brooks’ relative inexperience in such role.
Steven A. Hartman. In 2018, Mr. Hartman’s annual base salary was increased by 3% from $275,000 to $283,250 as a cost-of living adjustment. In early 2018, L&A provided an analysis of compensation for similar positions utilizing Peer Group data as well as published survey data as discussed above under “How Compensation is Determined-Peer Group.” The C&B Committee targeted the 25th percentile of base salary levels from such data in part due to the fact that Mr. Hartman had been granted a significant number of shares of restricted stock units in the Company upon the Company’s emergence from bankruptcy.
Benjamin A. Mathis. Mr. Mathis was appointed as the Company’s Vice President, Operations in September 2017, with an initial annual base salary of $300,000. In August 2018, Mr. Mathis was promoted to Senior Vice President, Operations &

Engineering. In connection with such promotion, Mr. Mathis’ annual base salary was increased to $330,000 to compensate him for his additional responsibilities.
2018 Annual Incentive Cash Bonuses
The opportunity to earn an annual cash bonus creates a strong financial incentive for our NEOs to achieve or exceed a combination of near-term corporate and individual goals, which typically are set by the C&B Committee during the first quarter of each year.
Company-Wide Cash Bonus Pool
Our NEOs’ annual incentive cash bonuses are paid out of a cash bonus pool the size of which is determined based on our level of achievement, as compared to our annual budget, of several quantitative Company financial and operational performance metrics, which the C&B Committee typically sets early in the year. The cash bonus pool metrics applicable to 2018 are described below under “—NEO Cash Bonus Criteria-Size of the Cash Bonus Pool.”
The size of the cash bonus pool is generally computed such that, if we meet our target goal exactly with respect to every performance metric, the pool will fund at 100% and will be in an amount sufficient to pay all of our participating employees, including our NEOs, their target annual incentive cash bonuses, which we refer to as the Target Amount. Under the Annual Incentive Award Guidelines established by our C&B Committee to govern our annual incentive cash bonus program, in any given year, the C&B Committee may increase or decrease the cash bonus pool if circumstances warrant. Subject to the C&B Committee’s discretion to increase the cash bonus pool, the aggregate annual incentive cash bonuses paid to all of our employees, including our NEOs, cannot exceed the amount of the cash bonus pool. The flexibility the C&B Committee retains with respect to the size of the cash bonus pool and the cash bonus pool performance metrics is consistent with our belief that our cyclical and volatile business requires that we have a flexible compensation program responsive to different circumstances and different requirements at various points in time.
Size of the Cash Bonus Pool. Our 2018 cash bonus pool was funded at 94% of the Target Amount based on the level of our achievement of the 2018 cash bonus pool performance metrics, which were set by the C&B Committee in February 2018 and are shown in the chart below. The C&B Committee chose these particular metrics because the C&B Committee believed that these metrics would drive our near-term success and, therefore, our stock price over the long-term. L&A advised the C&B Committee that these metrics are commonly used by our Peer Group, and by the oil and gas industry generally, to measure success.

Performance Metric	Weighting Factor	Threshold Performance 35%	Target Performance 100% (1)	Maximum 200%	Actual Performance	Payout	Payout Level Percent (2)
Production (MBOE)	20%	(20)%	8,404	20%	7,944	82.2%	16.4%
Drilling Capital Efficiency per BOE (3)	20%	20%	$14.34	(20)%	$17.90	—	—
Adjusted EBITDAX per BOE (4)	20%	(20)%	$33.61	20%	$37.70	160.8%	32.2%
LOE per BOE (5)	5%	20%	$4.97	(20)%	$4.52	145.3%	7.3%
Cash G&A ($MM) (6)	5%	20%	$19.70	(20)%	$17.20	164.0%	8.2%
Discretionary	30%					100%	30%
Total Payout Level							94%
__________

(1)
Reflects the Company’s budget as approved by the Board in February 2018. With respect to the Drilling Capital Efficiency per BOE metric, target performance reflects actual authorizations for expenditures.

(2)	Represents the bonus pool payout percentage based on the percent of target achieved.

(3)
Drilling Capital Efficiency is defined as (A) the total well cost, net to the Company’s working interest, with respect to wells turned in-line during the twelve-month period ending on the last day of the applicable year, divided by (B) the Company’s technical estimated ultimate recovery, net to the Company’s working interests (as determined by Degolyer & McNaughton or another independent reserve engineering firm) as of the last day of the applicable plan year with respect to such wells, net of royalties.

(4)
Adjusted EBITDAX is as defined in the Company’s Credit Agreement dated September 12, 2016; provided however, that for purposes of determining the Consolidated Net Income of the Company under such definition, non-recurring general and administrative expenses and share-based compensation expenses are excluded.

(5)	LOE means the Company’s lease operating expense, as set forth in the financial statements for the applicable plan year.

(6)
Cash G&A means the Company’s recurring general and administrative expenses less equity classified share-based compensation expense, in each case as set forth in the financial statements for the applicable plan year.

Other Criteria and Considerations. In determining to award 100% on the discretionary performance metric, the C&B Committee considered the following accomplishments in 2018, among other things:

•	total shareholder returns that were the highest among the peer group;

•	production and adjusted EBITDAX increase of over 110% and 194%, respectively;

•	substantial growth in proved reserves for year-end 2018 as compared to 2017;

•
successful consummation of one acquisition, the sale of the Company’s non-core Oklahoma assets and the entry into the merger agreement with Denbury Resources Inc., all of which required significant Company resources; and

•	the Company’s total recordable incident rate as compared to the industry average.
NEO Cash Bonus Criteria
The cash bonus pool defines the total amount of cash available to pay annual incentive cash bonuses, but not the allocation of actual bonus awards. After the cash bonus pool has been computed, the C&B Committee determines the actual amount of our officers’ annual incentive cash bonuses, if any, as described below.
Our NEOs’ Annual Incentive Cash Bonus Target Amounts—The Annual Incentive Plan Guidelines provide for annual incentive cash bonus targets for our NEOs. The table below shows our NEOs’ Target Amounts, which remain unchanged from 2017 levels for continuing executive officers.

NEOs' Target Amounts
Name	2018 Target (% of Base Salary)

John. A. Brooks	100
Steven A. Hartman	85
Benjamin A. Mathis	85
Mr. Quarls did not participate in our 2018 Annual Incentive Cash Bonus program in light of his retirement on February 28, 2018.
Peer Comparison Data. The cash bonus targets shown above are intended to result in our NEOs receiving annual cash bonuses in amounts that are competitive with our Peer Group when target performance goals are met and which constitute a reasonable and Peer Group-comparable portion of our NEOs’ total compensation.
Individual Performance and Determinations
The Annual Incentive Award Guidelines provide that each officer's individual bonus award be subject to adjustment based on their individual performance during the period. The C&B Committee believed that our NEOs generally performed well in 2018 and did not make any adjustments, either upward or downward, to any of the NEOs bonus payouts. Because Mr. Quarls retired in 2018, he did not receive a bonus for such year. Below are the final bonus payouts received by each of our NEOs.

Name	2018 Target ($)	2018 Payout (as a % of Target)	2018 Payout ($)

John A. Brooks	437,750	94%	411,485
Steven A. Hartman	240,763	94%	226,317
Benjamin A. Mathis	280,500	94%	263,670
Long-Term Equity Compensation
Long-term equity awards align the interests of our NEOs with those of our shareholders by creating a strong financial incentive for our NEOs to promote our long-term financial and operational success and, along with our executive stock ownership guidelines, encourage NEO stock ownership. Long-term equity compensation awards are expressed in dollar values at grant, and we generally pay those awards to officers 50% in the form of performance-based restricted stock units and 50% in the form of time-vested restricted stock units. The actual number of restricted stock units awarded is based on the volume-weighted average price per share for the 10-trading days preceding the grant date.
As a result of the Company’s recent emergence from bankruptcy and for the purpose of immediately aligning executives’ and other key employees’ interests with those of the Company’s new shareholders and incentivizing and supporting the retention of key personnel, awards granted in 2017 represented an accelerated one-time award in lieu of annual grants over a three-year period. For that reason, the Company did not make any grants of restricted stock units in 2018, except to newly hired key employees or in connection with a promotion. The C&B Committee continuously monitors its NEOs and other key employees’ stockholdings to ensure consistency with the C&B Committee’s overall compensation philosophy and competitiveness when compared with peer companies and although it does not currently anticipate granting equity compensation awards in 2019, it retains the discretion to do so as necessary to adapt to changing circumstances.
Mr. Quarls. Upon his appointment as Executive Chairman of the Company in August 2017, Mr. Quarls was granted 18,910 restricted stock units, 50% in time-vested restricted stock units and 50% in performance-based restricted stock units. The C&B Committee set the target value of this officer equity grant at 250% of his base salary level, which was approximately the 50th percentile compared to market data provided by L&A, and then reduced this amount by 60% as Mr. Quarls was expected to devote only 60% of an average work week to Company matters. Prior to his appointment as Executive Chairman, Mr. Quarls received a grant of 18,772 restricted stock units for his service as a director of the Company. Certain of Mr. Quarls’ equity awards vested pursuant to the terms of his Separation Agreement. Please see “—Employment Contracts-Separation and Consulting Agreement”.
Mr. Brooks. In January 2017, Mr. Brooks was granted 55,840 restricted stock units, 50% in time-vested restricted stock units and 50% in performance-based restricted stock units, based on an incentive target of 250% of his base salary, which was just below the 50th percentile compared to similar positions based on market data provided by L&A. Upon Mr. Brooks’ promotion to President and Chief Executive Officer in August 2017, Mr. Brooks was granted an additional award of 26,670 restricted stock units, 50% in time-vested restricted stock units and 50% in performance-based restricted stock units, based on an incentive target of 375% of his base salary. Mr. Brooks’ aggregate incentive award placed him between the 25th and 50th percentile of CEOs within our Peer Group based on market data provided by L&A. The C&B Committee determined that this amount was appropriate given Mr. Brooks’ relative inexperience in the Chief Executive Officer role.
Mr. Hartman. In January 2017, Mr. Hartman was granted 10,000 restricted stock units, 50% in time-vested restricted stock units and 50% in performance-based restricted stock units. Mr. Hartman’s grant was relatively modest in comparison to his position as he had previously been granted 63,762 time-vested restricted stock units in 2016 upon the Company’s emergence from bankruptcy pursuant to his employment agreement and the C&B Committee determined that his equity holdings were competitive with peer companies and consistent with the C&B Committee’s compensation philosophy of incentivizing long-term performance.
Mr. Mathis. In September 2017 upon his appointment as Vice President, Operations, Mr. Mathis was granted 26,122 restricted stock units, 50% in time-vested restricted stock units and 50% in performance-based restricted stock units, based on an incentive target of 125% of his base salary, which was prorated for his start date. Upon Mr. Mathis’ promotion to Senior Vice President, Operations and Engineering in July of 2018, Mr. Mathis was granted an additional award of 5,007 time-vested restricted stock units, based on an incentive target of 200% of his base salary. These were the only equity awards granted to our NEOs in 2018.

For more information on the terms of these time- and performance-based restricted stock units, see the “Narrative Discussion of Equity Awards” that follows the Grants of Plan-Based Awards table.
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

•
The performance periods under our performance-based restricted stock units overlap, and our time-vested restricted stock units generally vest over a five-year period. This mitigates the motivation to maximize performance in any one period at the expense of others.

•	Our NEOs are required to own our stock as provided in our Executive Stock Ownership Guidelines.

•	We believe that we have an effective management process for developing and executing our short and long-term business plans.

•	Our compensation policies and programs are overseen by the C&B Committee.

•	The C&B Committee retains an independent compensation consultant.
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
Tax Implications
Section 162(m) of the Internal Revenue Code generally precludes a publicly held company from taking a federal income tax deduction for compensation paid in excess of $1 million per year to certain covered employees, which include our NEOs. There was an exception to the $1 million limitation for performance-based compensation meeting certain requirements. For taxable years beginning after December 31, 2017, this exemption has been repealed for all but certain grandfathered compensation arrangements that were in effect as of November 2, 2017. As such, there can be no assurance that any compensation awarded or paid in prior years will be fully tax deductible. In addition, to maintain flexibility in compensating the Company’s executive officers in a manner designed to promote varying corporate goals, the C&B Committee has not adopted a policy requiring all compensation to be tax deductible and expects that the deductibility of certain compensation paid will be limited by Code Section 162(m).
Our 2018 Say-on-Pay Vote
At our 2018 Annual Meeting of Shareholders, approximately 99.1% of our shareholders voting on our “say-on-pay” proposal voted FOR the compensation paid to our NEOs as set forth in the “Executive Compensation” section of our 2018 Proxy Statement (excluding abstentions and broker non-votes). The C&B Committee considered the outcome of this vote generally, and did not make any changes to our compensation programs as a result of this vote.
Compensation and Benefits Committee Report
The Compensation and Benefits Committee has reviewed the information contained above under the heading “Compensation Discussion and Analysis” and has discussed the Compensation Discussion and Analysis with management. Based upon its review and discussions with management, the Compensation and Benefits Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

Compensation and Benefits Committee
Jerry Schuyler (Chairman)
Michael Hanna
Darin Holderness
Summary Compensation Table
The following table sets forth the compensation paid, during or with respect to the years ended December 31, 2018, 2017 and 2016, to our NEOs for services rendered to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)(2)	All Other Compensation ($) (3)	Total ($)

Harry Quarls(4)	2018	41,346	—		—	250,000	291,346
Former Executive Chairman	2017	95,192	—		840,644	37,500	973,336

John A. Brooks	2018	437,500	411,485		—	19,000	867,985
President and	2017	400,231	300,944		4,386,084	38,800	5,126,059
Chief Executive Officer	2016	385,000	777,200	(5)	—	38,800	1,201,000

Steven A. Hartman	2018	283,500	226,317		—	19,000	528,817
Senior Vice President and	2017	275,000	187,000		573,150	18,400	1,053,550
Chief Financial Officer	2016	285,621	170,000		600,000	31,000	1,086,621

Benjamin A. Mathis (6)	2018	312,512	263,670		440,115	19,000	1,035,297
Senior Vice President, Operations and Engineering
__________

(1)
Represents the aggregate grant date fair value of time-vested restricted stock units and performance-based restricted stock units granted by the C&B Committee to each NEO in consideration for services rendered to us. These amounts were computed in accordance with FASB ASC Topic 718 and were based on the closing prices of our Common Stock on the dates of grant, in the case of the time-vested restricted stock units, and a Monte Carlo simulation of potential outcomes, in the case of the performance-based restricted stock units. See Note 17 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)
Performance-based restricted stock units granted in 2017 are reported in this column based on target level achievement, which was the probable outcome of such conditions on the dates of grant. No performance-based restricted stock units were granted to our NEOs in 2016 or 2018. The grant date values of the performance-based restricted stock units assuming that the highest level of performance conditions will be achieved was as follows:

Name	2017
Quarls	$937,180
Brooks	$4,835,218
Hartman	$629,200

(3)
Includes our matching and other contributions to our NEOs’ 401(k) plan accounts. Additionally, we paid $37,500 in annual retainers to Mr. Quarls in 2017 for his service on our Board prior to his appointment as Executive Chairman in August 2017 and $250,000 to Mr. Quarls in 2018 in consulting fees. Please see “—Employment Contracts-Separation and Consulting Agreement”. We contributed the following amounts to the 401(k) plan accounts of our NEOs in 2018:

Name	2018
Quarls	$—
Brooks	$19,000
Hartman	$19,000
Mathis	$19,000

(4)
Mr. Quarls was elected Executive Chairman effective August 15, 2017 and retired from employment with the Company on February 28, 2018. The amounts shown above for Mr. Quarls for 2017 reflect amounts paid to him from and after August 15, 2017 in his capacity as Executive Chairman, and prior to such date, in his capacity as a non-employee director of the Company. Amounts shown for 2018 reflect his base salary received for services prior to his retirement and consulting fees paid to him pursuant to his Separation and Consulting Agreement.

(5)	Includes a $500,000 retention bonus paid to Mr. Brooks upon the Company’s emergence from bankruptcy on September 12, 2016.

(6)	Mr. Mathis joined the Company as Vice President, Operations in September 2017 and was promoted to Senior Vice President, Operations and Engineering in August 2018.
Grants of Plan-Based Awards
The following table sets forth information concerning the time-vested restricted stock units granted to Mr. Mathis in 2018 by the C&B Committee. None of our other NEOs received any other grants of plan based awards in 2018.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)

Benjamin A. Mathis	7/24/2018	5,007	$440,115
__________

(1)	These are awards of time-vested restricted stock units granted under the Incentive Plan.

(2)	The grant date fair value of the time-vested units was calculated using a per share price of $87.90, which was the closing price of our Common Stock on the grant date.
Narrative Discussion of Equity Awards
Time-Vested Restricted Stock Units
We granted time-vested and performance-based restricted stock units to all of our NEOs in 2017. Because these awards represented an accelerated one-time award in lieu of annual grants over a three-year period, we did not make any grants to our NEOs in 2018, except to Mr. Mathis in connection with his promotion to Senior Vice President, Operations and Engineering. In determining the number of units to provide to Mr. Mathis, we considered the volume weighted average price per share of our Common Stock on Nasdaq for the ten trading days preceding the date of grant. These time-vested restricted stock units vest over a four-year period, with one-fourth of each award vesting each January 26 of 2019, 2020, 2021 and 2022, subject to Mr. Mathis’ continuous service with the Company through the applicable vesting date. All time-vested restricted stock units granted to our NEOs provide that payments on such restricted stock units will be made in shares. Upon the occurrence of a change of control, all unvested time-vested restricted stock units will vest as of the date of the change of control. Upon a termination of service by the Company without cause (as defined in the award agreement) or by the officer for good reason (as defined in the award agreement), the next tranche of restricted stock units scheduled to vest will vest as of the date of such termination. Upon an officer’s termination of service by the Company due to the officer’s death or disability (as defined in the award agreement), a pro-rated portion of the restricted stock units will vest as of the date of such termination.
Performance-Based Restricted Stock Units
We granted performance-based restricted stock units to all of our NEOs in 2017. Because these awards represented an accelerated one-time award in lieu of annual grants over a three-year period, we did not make any grants to our NEOs in 2018. The performance-based units vest (if at all) in 1/3 increments ranging from 0% to 200% of the target amount based on the Company’s share price appreciation relative to the share price appreciation of the Dow Jones iShares U.S. Oil & Gas Exploration & Production ETF (the “IEO ETF”) for, with respect to the grants in January of 2017, each of three separate three-year performance periods ended December 31, 2019, December 31, 2020 and December 31, 2021, or with respect to grants in August 2017, 1/2 increments at the end of each of two separate three-year performance periods ending December 31, 2020 and December 31, 2021, subject to the officer’s continuous service with the Company through the end of each performance period. Upon the occurrence of a change of control, unvested restricted stock units will vest as of the date of the change of control based on the Company’s share price appreciation relative to the IEO ETF for the applicable performance period ending as of the date of the change of control. Upon an NEO’s termination of service by the Company without cause (as defined in the award agreement) or by the officer for good reason (as defined in the award agreement), or due to such NEO’s death or disability (as defined in the award agreement), a pro-rated portion of the restricted stock units will vest as of the date of such termination. For information on the accelerated vesting of certain performance-based restricted stock units granted to Mr. Quarls, see “—Employment Contracts-Separation and Consulting Agreement” below.
The following table sets forth the performance criteria applicable to the performance-based restricted stock units:

Performance Delta(1)	Positive Share Price Appreciation	Negative Share Price Appreciation
30 or Greater	200%	100%
25	180%	90%
20	160%	80%
15	140%	70%
10	120%	60%
0	100%	50%
-5	75%	38%
-10	50%	25%
Less than -10.01	0%	0%

(1)
Equal to the difference between the share price appreciation of the Company and the share price appreciation of the peer group index for the period beginning on the first day of the performance period and ending on the last day of the applicable performance period.

Employment Contracts
The Company currently maintains no employment agreements with any of its executive officers; however, the Company entered into the Separation Agreement with Mr. Quarls in connection with his retirement from the Company in early 2018.
Separation and Consulting Agreement
Mr. Quarls retired from his positions as Executive Chairman and as a director of the Company, effective as of February 28, 2018. In connection therewith, Mr. Quarls entered into the Separation Agreement with the Company pursuant to which Mr. Quarls agreed to provide through the remainder of 2018 certain transition and support services to the Company as reasonably requested by the Board. The Company paid Mr. Quarls a consulting fee of $250,000 for consulting services. Under the Separation Agreement, Mr. Quarls vested in (i) 12,515 restricted stock units previously granted to him as Chairman of our Board in connection with our emergence from bankruptcy in December of 2016, (ii) 1,891 time-vested restricted stock units previously granted to him in connection with his appointment as our Executive Chairman in August of 2017, and (iii) 1,968 performance-based restricted stock units previously granted to him in connection with his appointment as our Executive Chairman in August of 2017. All other unvested restricted stock units held by Mr. Quarls were forfeited as of February 28, 2018.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, for each of our NEOs, information regarding outstanding equity awards as of December 31, 2018:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)

Harry Quarls	—		—	—		—

John A. Brooks	22,336	(2)	$1,207,484	27,920	(3)	$1,509,355
	10,668	(4)	$576,712	13,335	(5)	$720,890

Steven A. Hartman	21,254	(6)	$1,148,991
	4,000	(7)	$216,240	5,000	(3)	$270,300

Benjamin A. Mathis	10,448	(8)	$564,819	13,061	(5)	$706,077
	5,007	(9)	$270,678
__________

(1)	The value of these awards is based on the number of shares reported multiplied by $54.06, the closing price of our Common Stock on December 31, 2018, the last trading day of our fiscal year.

(2)	Of these time-vested restricted stock units, 5,584 vested on January 26, 2019 and 5,584 will vest on January 26 of each of 2020, 2021 and 2022.

(3)
The performance period for one-third of these performance-based restricted stock units will expire on each of December 31, 2019, December 31, 2020 and December 31, 2021. The market value of these performance-based restricted stock units reflect an assumed payout percentage of 100%.

(4)	Of these time-vested restricted stock units, 2,667 vested on January 26, 2019 and 2,667 will vest on January 26 of each of 2020, 2021 and 2022.

(5)
The performance period for one-half of these performance-based restricted stock units will expire on each of December 31, 2020 and December 31, 2021. The market value of these performance-based restricted stock units reflect an assumed payout percentage of 100%.

(6)	All 21,254 restricted stock units will vest on September 12, 2019.

(7)	Of these time-vested restricted stock units, 1,000 vested on January 26, 2019 and 1,000 will vest on January 26 of each of 2020, 2021 and 2022.

(8)	Of these time-vested restricted stock units, 2,612 vested on January 26, 2019 and 2,612 will vest on January 26 of each of 2020, 2021 and 2022.

(9)	Of these time-vested restricted stock units, 1,252 vested on January 26, 2019 and 1,252 will vest on January 26 of each of 2020, 2021 and 2022.
Stock Vested in 2018
The following table sets forth the number of shares of our Common Stock acquired, and the values realized, by our NEOs upon the vesting of time-vested restricted stock units during 2018:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)
Harry Quarls	18,265	$697,169
John A. Brooks	8,251	$377,071
Steven A. Hartman	22,254	$1,637,412
Benjamin A. Mathis	2,612	$119,368
__________

(1)	Amount is based on the number of shares of restricted stock units vested multiplied by the market value of the underlying shares on the vesting date.

2016 Management Incentive Plan
On October 4, 2016, we adopted the Incentive Plan. The purpose of the Incentive Plan is to assist the Company in attracting and retaining qualified employees, directors and consultants and to align their financial interests with the financial interests of the Company’s shareholders. The selection of participants in the Incentive Plan, the awards granted to those participants, and the vesting and other terms of the awards granted is determined by the C&B Committee and/or the Board. The Incentive Plan provides for the following types of awards: options; restricted stock; restricted stock units; and other stock awards.
The aggregate number of shares of Common Stock reserved for issuance pursuant to the Incentive Plan is 749,600. The Incentive Plan expires on, and no new awards may be granted after, October 4, 2026, unless earlier terminated by the Board. The Incentive Plan contemplates that any award granted under the plan may provide for the earlier termination of restrictions and acceleration of vesting in the event of a Qualified Liquidity Event (as defined in the Incentive Plan), as may be described in the particular award.
Potential Payments upon Termination or a Change in Control
Our NEOs do not currently have individual agreements providing for severance payments or benefits. Instead, such NEOs participate in the Penn Virginia Corporation 2017 Special Severance Plan (as amended and restated effective July 18, 2018) (the “Severance Plan”). The Severance Plan provides for the following payments and benefits in the event of a termination of employment without “Cause” or resignation for “Good Reason” (each as defined in the Severance Plan) within the six-month period following a “Qualified Liquidity Event”:

•
A lump-sum cash payment in an amount equal to a specified number of weeks of “Base Pay” with Mr. Brooks eligible to receive 130 weeks of Base Pay and the other NEOs eligible to receive 78 weeks of Base Pay. “Base Pay” refers to the base salary or base wages that the executive officer earns during a week, based upon rate of pay in effect for the participant immediately before the participant’s termination of employment, excluding overtime, bonuses, incentive compensation or any other special payments.

•
If the NEO elects continuation coverage under COBRA, continued coverage at the same contribution rate paid by Penn Virginia for active employees for the executive officer and his or her covered dependents following the NEO’s date of termination for the number of weeks indicated above (or such shorter period during which the executive is eligible to receive COBRA coverage).

Additionally, under the Incentive Plan and related award agreements, upon a “Qualified Liquidity Event,” all time-vested restricted stock units issued automatically vest in full and all performance-based restricted stock units will vest anywhere from 0-200% based on the Company’s achievement of the performance criteria through the date of the Qualified Liquidity Event.
A “Qualified Liquidity Event” under our award agreements and the Severance Agreement are generally defined as a sale of at least 40% in total gross fair market value of our assets, the acquisition by a person or group of more than 50%, or 30% under our Severance Agreement, of the voting power of our stock, or certain changes in the composition of our Board.
In addition, under such award agreements, upon an NEO’s termination of employment without Cause (as defined in the Incentive Plan) or resignation for Good Reason (as defined in the Incentive Plan), the executive will vest in the next tranche of time-vested restricted stock units scheduled to vest under the applicable award agreement. Upon an NEO’s termination due to the individual’s death or disability, the executive is to vest in a pro-rated number of time-vested restricted stock units based on the individual’s period of service with the Company during the applicable vesting period.
Under our performance-based restricted stock units, upon an NEO’s termination of employment without Cause, resignation for Good Reason, or due to the individual’s death or disability, the executive will vest in a pro-rata portion of the target number of restricted stock units granted based on the individual’s period of service with the Company during the applicable performance periods.
Estimated Payments
The table below and the discussion that follows reflect the amount of compensation payable to each NEO, other than Mr. Quarls, upon termination from the Company under several scenarios assuming such termination was effective

December 31, 2018. For information on the payments actually received by Mr. Quarls in connection with his February 2018 termination, please see “Executive Compensation-Employment Contracts-Separation and Consulting Agreement” above.

Name of Executive Officer	Cash Severance ($)	Accelerated Vesting of Restricted Stock Units (#)	Total Estimated Value of Accelerated Vesting ($) (1)	Other Benefits ($) (2)

John A. Brooks
Death or Disability	—	26,028	1,407,054	—
Change in Control	1,094,375	74,259	4,014,442	36,000
Termination by Employee Without Good Reason or by Company for Cause	—	—	—	—
Termination for Good Reason or by Company Without Cause	—	27,647	1,494,577	—

Steven A. Hartman
Death or Disability	—	3,540	191,366	—
Change in Control	424,875	30,254	1,635,531	36,000
Termination by Employee Without Good Reason or by Company for Cause	—	—	—	—
Termination for Good Reason or by Company Without Cause	—	24,865	1,344,208	—

Benjamin A. Mathis
Death or Disability	—	6,456	349,025	—
Change in Control	495,000	28,517	1,541,629	36,000
Termination by Employee Without Good Reason or by Company for Cause	—	—	—	—
Termination for Good Reason or by Company Without Cause	—	8,417	455,000	—
__________

(1)	Reflects value of accelerated vesting of equity grants at $54.06 per share (closing price on December 31, 2018, the last trading day of the fiscal year).

(2)	Includes estimated cost of COBRA continuation coverage.

Pay Ratio Disclosure
The 2018 annual total compensation of the median compensated of all our employees who were employed as of December 31, 2018, other than our CEO, John A. Brooks, was $100,055; Mr. Brooks’ 2018 annual total compensation was $867,985, and the ratio of these amounts was 1-to-8.7.

We selected December 31, 2018 as the date upon which to identify our median compensated employee. On that date, our employee population consisted of 94 employees excluding the CEO. To identify the median compensated employee, we utilized the annual total compensation as reported in Box 1 of each employee’s Form W-2 for 2018 provided to the Internal Revenue Service. We believe this methodology provides a reasonable basis for determining each employee’s total annual compensation and is an economical way to evaluate our employee population’s total annual compensation and to identify our median employee. For the employees hired during 2018, we utilized the annual total compensation reported on each such employee’s Form W-2 for 2018 without annualization adjustments. Once we identified our median employee, we calculated that employee’s annual total compensation for 2018 in the same manner that we determined the total compensation of our NEOs for purposes of the Summary Compensation Table set forth above. This resulted in an annual compensation of $100,055 for the identified employee for the year ended December 31, 2018. The calculation of the total compensation for our CEO is included in the Summary Compensation Table set forth above.
Our pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll records. Because the SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Unless otherwise indicated, the following table sets forth, as of April 16, 2019, the amount and percentage of our outstanding shares of Common Stock beneficially owned by (i) each person known by us to beneficially own more than 5% of our outstanding shares of Common Stock, (ii) our directors, (iii) each executive officer named in the Summary Compensation Table under the heading “Executive Compensation-Summary Compensation Table” and (iv) all of our directors and executive officers as a group:

Name of Beneficial Owners	Shares Beneficially Owned (1)	Percent of Class (2)
Contrarian Capital Management, L.L.C. (3)	788,285	5.2%
Mangrove Partners Master Fund, Ltd (4)	1,615,497	10.7%
Strategic Value Partners, LLC (5)	1,540,634	10.2%
BlackRock, Inc. (6)	1,956,108	12.9%
The Vanguard Group (7)	809,738	5.4%
Directors/Executive Officers
Darin G. Holderness	5,562	*
Jerry R. Schuyler	5,562	*
Michael Hanna	—	*
Brian Steck	—	*
V. Frank Pottow	949	*
John A. Brooks	10,435	*
Steven A. Hartman	27,990	*
Benjamin Mathis	4,604	*
Directors and Executive Officers as a group (8 persons)	55,102	*
_____________________

*	Represents less than 1%.

(1)	Unless otherwise indicated, all shares are owned directly by the named holder and such holder has the sole power to vote and dispose of such shares.

(2)	Based on 15,105,251 shares of our Common Stock issued and outstanding on April 16, 2019.

(3)
Based solely on a Schedule 13G filed with the SEC on April 5, 2019 by Contrarian Capital Management, L.L.C. The address for Contrarian Capital Management, L.L.C. is 411 West Putnam Avenue, Suite 125, Greenwich, CT 06830.

(4)
Based on a Schedule 13D/A filed with the SEC on March 28, 2019 by Mangrove Partners Master Fund, Ltd., Mangrove Partners and Nathaniel H. August. Such filing indicated that Mangrove Partners Master Fund, Ltd, Mangrove Partners and Nathanial August had shared voting and dispositive power with respect to all 1,615,497 shares of Penn Virginia Common Stock. The address for Mangrove Partners Master Fund, Ltd is Maples Corp. Svcs, PO Box 309, Ugland House, S. Church Street, George Town E9 KY1-114, and the address for Mangrove Partners and Nathaniel H. August is 645 Madison Avenue, 14th Floor, New York, New York 10022.

(5)
Based solely on a Schedule 13D/A filed with the SEC on April 16, 2019 by Strategic Value Partners, LLC and several investment manager entities of which Strategic Value Partners, LLC is a managing member. Such filing indicates that Strategic Value Partners, LLC had shared voting and dispositive power with respect to all of the shares of Penn Virginia Common Stock included in the table above. The address for Strategic Value Partners, LLC is 100 West Putnam Avenue, Greenwich, CT 06830.

(6)
Based solely on a Schedule 13G/A filed with the SEC on January 31, 2019 by BlackRock, Inc. Such filing indicates that BlackRock, Inc. has sole voting power with respect to 1,918,993 shares of Penn Virginia Common Stock and sole dispositive power with respect to 1,956,108 shares of Penn Virginia Common Stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)
Based solely on a Schedule 13G filed with the SEC on February 11, 2019 by The Vanguard Group. Such filing indicates that The Vanguard Group has sole voting power with respect to 25,284 shares of Penn Virginia Common Stock and sole dispositive power with respect to 784,608 shares of Penn Virginia Common Stock. Such filing also indicates that The Vanguard Group beneficially owns, in the aggregate, 809,738 shares of Penn Virginia Common Stock. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2018, regarding the restricted stock units and securities issued and to be issued under our equity compensation plans. We do not have any equity compensation plans which were required to be approved by our shareholders.

Plan Category	Number of Securities To Be Issued Upon Vesting of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	—		—		—
Equity compensation plans not approved by shareholders (1)	386,182	(2)	N/A	(3)	275,544
__________

(1)
In accordance with our Plan of Reorganization which was supported by our prior creditors and current equityholders and confirmed by the Bankruptcy Court, we reserved for issuance 5% of our outstanding Common Stock for issuance under the Incentive Plan, which is described further below.

(2)
This amount consists of outstanding time- and performance-based restricted stock units and includes the maximum number of shares that may be issued upon settlement of outstanding performance-based restricted stock units granted under the Incentive Plan.

(3)	Restricted stock units do not have an exercise price and thus are not reflected here.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policies and Procedures Regarding Transactions with Related Persons
Under our Corporate Governance Principles, all directors must recuse themselves from any decision affecting their personal, business or professional interests. In addition, as a general matter, our practice is that any transaction with a related person is approved by disinterested directors. Our Chief Legal Counsel advises the Board as to which transactions, if any, involve related persons and which directors are prohibited from voting on a particular transaction. We have not entered into any transaction with a related person within the scope of Item 404(a) of Regulation S‑K since January 1, 2018.
Director Independence
The Nominating and Governance Committee of the Board has determined that each of Messrs. Holderness, Schuyler, Hanna, Steck and Pottow are, and prior to their respective resignations, each of Messrs. McCarthy and Geenberg were, “independent directors”, as defined by Nasdaq listing standards and applicable SEC rules and regulations. We refer to those current directors as “Independent Directors.” The Board has determined that none of the Independent Directors has any direct or indirect material relationship with the Company other than as a director of the Company. In making this determination, the Board took into account the affiliation of Messrs. Steck, Hanna, Geenberg and McCarthy with certain shareholders of the Company and determined that these transactions did not result in a relationship that interferes with the exercise of their independent judgment in carrying out the responsibilities of a director of the Company and therefore did not preclude a finding of independence.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
Grant Thornton was our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2018. The following is a summary and description of fees for services provided by Grant Thornton and KPMG for the years ended December 31, 2018 and December 31, 2017.

	2018	2017
Audit Fees (1)	$659,500	$661,267
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$659,500	$661,267
_________________

(1)
Audit fees consist of fees for the audit of our consolidated financial statements, reviews of interim financial statements, the audit of our internal control over financial reporting, consents for registration statements and reviews of acquisition financials.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit, audit-related and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting. All services rendered for us by Grant Thornton in 2018 were pre-approved by the Audit Committee.
Part IV
Item 15    Exhibits
The following documents are included as exhibits to this Annual Report on Form 10-K. Those exhibits incorporated by reference are indicated as such in the parenthetical following the description. All other exhibits are included herewith.

(31.1) #	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) #	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
____________________

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

April 29, 2019	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President, Chief Financial Officer and Treasurer

April 29, 2019	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)