Form 10-Q
period 2019-03-31
PENN VIRGINIA CORP
filed 2019-05-10
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	PVAC	The Nasdaq Global Select Market

 As of May 3, 2019, 15,105,666 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended March 31, 2019

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Crude oil	$94,812	$71,258
Natural gas liquids	5,548	2,946
Natural gas	4,277	2,790
Gain on sales of assets, net	25	75
Other revenues, net	566	142
Total revenues	105,228	77,211
Operating expenses
Lease operating	11,004	7,296
Gathering, processing and transportation	3,929	3,359
Production and ad valorem taxes	5,692	4,092
General and administrative	7,065	6,471
Depreciation, depletion and amortization	38,870	22,081
Total operating expenses	66,560	43,299
Operating income	38,668	33,912
Other income (expense)
Interest expense	(9,478)	(4,601)
Derivatives	(68,017)	(18,795)
Other, net	106	(58)
Income (loss) before income taxes	(38,721)	10,458
Income tax benefit (expense)	24	(163)
Net income (loss)	$(38,697)	$10,295
Net income (loss) per share:
Basic	$(2.56)	$0.68
Diluted	$(2.56)	$0.68

Weighted average shares outstanding – basic	15,098	15,042
Weighted average shares outstanding – diluted	15,098	15,081

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(38,697)	$10,295
Other comprehensive income:
Change in pension and postretirement obligations, net of tax	(1)	—
	(1)	—
Comprehensive income (loss)	$(38,698)	$10,295

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,655	$17,864
Accounts receivable, net of allowance for doubtful accounts	70,148	66,038
Derivative assets	2,658	34,932
Income taxes receivable	3,707	2,471
Other current assets	4,553	5,125
Total current assets	85,721	126,430
Property and equipment, net (full cost method)	989,830	927,994
Derivative assets	229	10,100
Deferred income taxes	737	1,949
Other assets	4,555	2,481
Total assets	$1,081,072	$1,068,954

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$117,268	$103,700
Derivative liabilities	25,107	991
Total current liabilities	142,375	104,691
Other liabilities	7,684	5,533
Derivative liabilities	6,150	—
Long-term debt, net	515,919	511,375

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued	—	—
Common stock of $0.01 par value – 45,000,000 shares authorized; 15,105,251 and 15,080,594 shares issued as of March 31, 2019 and December 31, 2018, respectively	151	151
Paid-in capital	198,011	197,630
Retained earnings	210,701	249,492
Accumulated other comprehensive income	81	82
Total shareholders’ equity	408,944	447,355
Total liabilities and shareholders’ equity	$1,081,072	$1,068,954

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(38,697)	$10,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	38,870	22,081
Derivative contracts:
Net losses	68,017	18,795
Cash settlements, net	4,394	(7,576)
Deferred income tax expense	1,212	163
Gain on sales of assets, net	(25)	(75)
Non-cash interest expense	921	796
Share-based compensation (equity-classified)	1,038	1,576
Other, net	13	13
Changes in operating assets and liabilities, net	(6,484)	(7,386)
Net cash provided by operating activities	69,259	38,682

Cash flows from investing activities
Acquisitions, net	—	(83,338)
Capital expenditures	(86,486)	(77,839)
Proceeds from sales of assets, net	18	1,551
Net cash used in investing activities	(86,468)	(159,626)

Cash flows from financing activities
Proceeds from credit facility borrowings	12,000	118,000
Repayment of credit facility borrowings	(8,000)	—
Debt issuance costs paid	—	(754)
Net cash provided by financing activities	4,000	117,246
Net decrease in cash and cash equivalents	(13,209)	(3,698)
Cash and cash equivalents – beginning of period	17,864	11,017
Cash and cash equivalents – end of period	$4,655	$7,319

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$8,413	$3,662
Reorganization items, net	$79	$161
Non-cash investing and financing activities:
Changes in accounts receivable related to acquisitions	$—	$(26,627)
Changes in other assets related to acquisitions	$—	$(2,469)
Changes in accrued liabilities related to acquisitions	$—	$(15,320)
Changes in accrued liabilities related to capital expenditures	$13,569	$9,616
Changes in other liabilities for asset retirement obligations related to acquisitions	$—	$356

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended March 31, 2019
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
On March 21, 2019, we and Denbury Resources Inc. (“Denbury”) entered into a Termination Agreement (the “Termination Agreement”) under which the parties mutually agreed to terminate our previously announced merger agreement.
Subject to limited customary exceptions, the Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction. We incurred a total of $0.7 million of incremental costs associated with the merger transaction as well as the Termination Agreement during the three months ended March 31, 2019. These costs are included in the “General and administrative” (“G&A”) expenses caption in our Condensed Consolidated Statement of Operations.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements, have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Adoption of Recently Issued Accounting Pronouncements
Effective January 1, 2019, we adopted and began applying the relevant guidance provided in Accounting Standards Update (“ASU”) 2016–02, Leases (“ASU 2016–02”) and related amendments to GAAP which, together with ASU 2016–02, represent ASC Topic 842, Leases (“ASC Topic 842”). We adopted ASC Topic 842 using the optional transition approach with a charge to the beginning balance of retained earnings as of January 1, 2019 (see Note 9 for the impact and disclosures associated with the adoption of ASC Topic 842). Comparative periods and related disclosures have not been restated for the application of ASC Topic 842.
Recently Issued Accounting Pronouncements Pending Adoption
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016–13, Measurement of Credit Losses on Financial Instruments (“ASU 2016–13”), which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. ASU 2016–13 is required to be adopted using the modified retrospective method by January 1, 2020, with early adoption permitted for fiscal periods beginning after December 15, 2018. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. ASU 2016–13 will have applicability to our accounts receivable portfolio, particularly those receivables attributable to our joint interest partners which have a higher credit risk than those associated with our traditional customer receivables. At this time, we do not anticipate that the adoption of ASU 2016–13 will have a significant impact on our Consolidated Financial Statements and related disclosures; however, we are continuing to evaluate the requirements as well as monitoring developments regarding ASU 2016–13 that are unique to our industry. We plan to adopt ASU 2016–13 effective January 1, 2020.
Going Concern Presumption
Our unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.

Subsequent Events
Management has evaluated all of our activities through the issuance date of our Condensed Consolidated Financial Statements and has concluded that, with the exception of an amendment to our credit agreement (“Credit Facility”) as disclosed in Note 7, no subsequent events have occurred that would require recognition in our Condensed Consolidated Financial Statements or disclosure in the Notes thereto.

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
Valuation of Acquisitions
The fair value of the oil and gas properties acquired in the Hunt Acquisition was measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future cash flows, (v) the timing of our development plans and (vi) a market-based weighted-average cost of capital. Because many of these inputs are not observable, we have classified the initial fair value estimates as Level 3 inputs as that term is defined in GAAP.
Impact of Acquisitions on Actual and Pro Forma Results of Operations
The results of operations attributable to the Hunt Acquisition have been included in our Consolidated Financial Statements for the periods after March 1, 2018. The Hunt Acquisition provided revenues and estimated earnings (including revenues less operating expenses and excluding allocations of interest expense and income taxes) of approximately $0.4 million and $0.2 million, respectively, for the period from March 1, 2018 through March 31, 2018. As the properties and working interests acquired in connection with the Hunt Acquisition are included within our existing Eagle Ford acreage, it is not practical or meaningful to disclose revenues and earnings unique to those assets for periods beyond those during which they were acquired, as they were fully integrated into our regional operations soon after their acquisition. The following table presents unaudited summary pro forma financial information for the three months ended March 31, 2018, assuming the Hunt

Acquisition occurred as of January 1, 2018. The pro forma financial information does not purport to represent what our actual results of operations would have been if the Hunt Acquisition had occurred as of this date, or the results of operations for any future periods.

Three Months Ended March 31,
2018
Total revenues	$82,456
Net income	$12,407
Net income per share - basic	$0.82
Net income per share - diluted	$0.82
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
The Mid-Continent properties had asset retirement obligations (“AROs”) of $0.3 million as well as a net working capital deficit attributable to the oil and gas properties of $1.3 million as of July 31, 2018. The net pre-tax operating income attributable to the Mid-Continent assets was $0.8 million for the three months ended March 31, 2018.
Sales of Undeveloped Acreage, Rights and Other Assets
In February 2018, we sold our undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana that were scheduled to expire in 2019. In March 2018, we sold certain undeveloped deep leasehold rights in Oklahoma. We received a combined total of $1.6 million for these leasehold and other assets which were applied as a reduction of our net oil and gas properties.
4.       Accounts Receivable and Revenues from Contracts with Customers
Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	March 31,	December 31,
	2019	2018
Customers	$61,560	$59,030
Joint interest partners	8,010	6,404
Other	629	640
	70,199	66,074
Less: Allowance for doubtful accounts	(51)	(36)
	$70,148	$66,038

For the three months ended March 31, 2019, three customers accounted for $69.0 million, or approximately 66%, of our consolidated product revenues. The revenues generated from these customers during the three months ended March 31, 2019, were $39.9 million, $14.5 million and $14.6 million, or 38%, 14% and 14% of the consolidated total, respectively. As of March 31, 2019 and December 31, 2018, $42.9 million and $34.8 million, or approximately 70% and 59%, of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers. For the three months ended March 31, 2018, three customers accounted for $70.6 million, or approximately 91%, of our consolidated product revenues.

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
We determine the fair values of our commodity derivative instruments based on discounted cash flows derived from third-party quoted forward prices for West Texas Intermediate (“WTI”), Louisiana Light Sweet (“LLS”) and Magellan East Houston (“MEH”) crude oil closing prices as of the end of the reporting period. The discounted cash flows utilize discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position. We are currently unhedged with respect to NGL and natural gas production.
The following table sets forth our commodity derivative positions, presented on a net basis by period of maturity, as of March 31, 2019:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Second quarter 2019	Swaps-WTI	6,421	$54.48	$—	$3,361
Second quarter 2019	Swaps-LLS	5,000	$59.17	—	3,109
Second quarter 2019	Swaps-MEH	1,000	$64.00	—	183
Third quarter 2019	Swaps-WTI	6,397	$54.50	—	3,430
Third quarter 2019	Swaps-LLS	5,000	$59.17	—	2,592
Third quarter 2019	Swaps-MEH	1,000	$64.00	—	34
Fourth quarter 2019	Swaps-WTI	6,398	$54.50	—	3,130
Fourth quarter 2019	Swaps-LLS	5,000	$59.17	—	1,995
Fourth quarter 2019	Swaps-MEH	1,000	$64.00	68	—
First quarter 2020	Swaps-WTI	6,000	$54.09	—	2,904
First quarter 2020	Swaps-MEH	2,000	$61.03	—	58
Second quarter 2020	Swaps-WTI	6,000	$54.09	—	2,369
Second quarter 2020	Swaps-MEH	2,000	$61.03	—	57
Third quarter 2020	Swaps-WTI	6,000	$54.09	—	1,898
Third quarter 2020	Swaps-MEH	2,000	$61.03	—	40
Fourth quarter 2020	Swaps-WTI	6,000	$54.09	—	1,518
Fourth quarter 2020	Swaps-MEH	2,000	$61.03	—	39
Settlements to be paid in subsequent period					1,721
Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included in “Derivatives” in our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended March 31,
	2019	2018
Derivative losses	$(68,017)	$(18,795)
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

The following table summarizes the fair values of our derivative instruments presented on a gross basis, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

		March 31, 2019		December 31, 2018
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$2,658	$25,107	$34,932	$991
Commodity contracts	Derivative assets/liabilities – noncurrent	229	6,150	10,100	—
		$2,887	$31,257	$45,032	$991
As of March 31, 2019, we reported net commodity derivative liabilities of $28.4 million. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	March 31,	December 31,
	2019	2018
Oil and gas properties:
Proved	$1,135,580	$1,037,993
Unproved	64,429	63,484
Total oil and gas properties	1,200,009	1,101,477
Other property and equipment	22,502	20,383
Total properties and equipment	1,222,511	1,121,860
Accumulated depreciation, depletion and amortization	(232,681)	(193,866)
	$989,830	$927,994
Unproved property costs of $64.4 million and $63.5 million have been excluded from amortization as of March 31, 2019 and December 31, 2018, respectively. An additional $0.3 million of costs, associated with wells in-progress for which we had not previously recognized any proved undeveloped reserves, were excluded from amortization as of March 31, 2019 and December 31, 2018. We transferred less than $0.1 million and $0.1 million of undeveloped leasehold costs associated with acreage unlikely to be drilled or associated with proved undeveloped reserves, including capitalized interest, from unproved properties to the full cost pool during the three months ended March 31, 2019 and 2018, respectively. We capitalized internal costs of $1.0 million and $0.7 million and interest of $1.2 million and $2.2 million during the three months ended March 31, 2019 and 2018, respectively, in accordance with our accounting policies. Average depreciation, depletion and amortization (“DD&A”) per barrel of oil equivalent of proved oil and gas properties was $17.49 and $15.20 for the three months ended March 31, 2019 and 2018, respectively.

7.	Long-Term Debt
The following table summarizes our debt obligations as of the dates presented:

	March 31, 2019		December 31, 2018
	Principal	Unamortized Discount and Deferred Issuance Costs [1,2]	Principal	Unamortized Discount and Deferred Issuance Costs [1,2]
Credit facility	$325,000		$321,000
Second lien term loan	200,000	$9,081	200,000	$9,625
Totals	525,000	$9,081	521,000	$9,625
Less: Unamortized discount	(2,979)		(3,159)
Less: Unamortized deferred issuance costs	(6,102)		(6,466)
Long-term debt, net	$515,919		$511,375
_______________________

[1]
Issuance costs of the Credit Facility, which represent costs attributable to the access to credit over its contractual term, have been presented as a component of Other assets (see Note 10) and are being amortized over the term of the Credit Facility using the straight-line method.

2 Discount and issuance costs of the Second Lien Facility are being amortized over the term of the underlying loan using the effective-interest method.
Credit Facility
The Credit Facility provides a $1.0 billion revolving commitment and $500 million borrowing base and a $25 million sublimit for the issuance of letters of credit. In May 2019, the borrowing base was increased to $500 million from $450 million pursuant to the Borrowing Base Increase Agreement and Amendment No. 6 to the Credit Agreement (the “Sixth Amendment”). In May 2019, we incurred and capitalized approximately $2.5 million of issue and other costs associated with the Sixth Amendment. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes, including working capital. We had $0.4 million in letters of credit outstanding as of March 31, 2019 and December 31, 2018.
In connection with the Sixth Amendment, maturity of the Credit Facility has been extended to May 2024 from September 2020; provided that in June 2022, unless we have either extended the maturity date of our $200 million Second Lien Credit Agreement dated as of September 29, 2017 (the “Second Lien Facility”) described below to a date that is at least 91 days after the extended maturity date of May 2024 or have repaid our Second Lien Facility in full, the maturity date of the Credit Facility will mean June 2022. Prior to entry into the Sixth Amendment, we received consent from requisite lenders of our Second Lien Facility to extend the maturity of our Credit Facility to May 2024.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 0.50% to 1.50% (2.00% to 3.00% prior to May 2019), determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate (“LIBOR”) plus an applicable margin ranging from 1.50% to 2.50% (3.00% to 4.00% prior to May 2019), determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of March 31, 2019, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 6.00%. Unused commitment fees are charged at a rate of 0.375% to 0.50%, depending upon utilization.
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
Prior to May 2019, the Credit Facility required us to maintain (1) a minimum interest coverage ratio (adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses as defined in the Credit Facility (“EBITDAX”) to adjusted interest expense), measured as of the last day of each fiscal quarter, of 3.00 to 1.00, (2) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset), measured as of the last day of each fiscal quarter of 1.00 to 1.00, and (3) a maximum leverage ratio (consolidated indebtedness to EBITDAX), measured as of the last day of each fiscal quarter of 3.50 to 1.00. Effective May 2019, the Credit Facility requires us to maintain (1) a minimum current ratio of 1.00 to 1.00 and (2) a maximum leverage ratio of 4.00 to 1.00, both as defined in the Credit Facility.

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
Effective May 2019, the Sixth Amendment provided for the addition of an unlimited restricted payment basket, subject to (i) no default or event of default, (ii) pro forma leverage, after giving effect to the restricted payment, not exceeding 2.75 to 1.00 and (iii) pro forma availability no less than 20 percent of the borrowing base.
The Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility.
As of March 31, 2019, and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Credit Facility.
Second Lien Facility
On September 29, 2017, we entered into the Second Lien Facility. We received net proceeds of $187.8 million from the Second Lien Facility net of an original issue discount (“OID”) of $4.0 million and issue costs of $8.2 million. The proceeds from the Second Lien Facility were used concurrently to fund a significant acquisition and related fees and expenses. The maturity date under the Second Lien Facility is September 29, 2022.
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. As of March 31, 2019, the actual interest rate of outstanding borrowings under the Second Lien Facility was 9.50%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34%, resulting in an effective interest rate of 9.89%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three-month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
The Second Lien Facility is collateralized by substantially all of the Company’s and its subsidiaries’ assets with lien priority subordinated to the liens securing the Credit Facility. The obligations under the Second Lien Facility are guaranteed by us and the Guarantor Subsidiaries.
The Second Lien Facility has no financial covenants, but contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, merger, consolidation or sale of assets, payment of dividends and transactions with affiliates and other customary covenants.
As illustrated in the table above, the OID and issue costs of the Second Lien Facility are presented as reductions to the outstanding term loans. These costs are subject to amortization using the interest method over the five-year term of the Second Lien Facility.
As of March 31, 2019, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Second Lien Facility.

8.	Income Taxes
We recognized a federal and state income tax benefit for the three months ended March 31, 2019 at the blended rate of 21.5%; however, the federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of less than 0.1%. The effect of this adjustment, as well as a reclassification of $1.2 million from deferred tax assets to the current income tax receivable for refundable alternative minimum tax (“AMT”) credit carryforwards, was to reduce our deferred tax asset to $0.7 million as of March 31, 2019. We recognized a federal income tax expense for the three months ended March 31, 2018 at the blended rate of 21.6% which was similarly offset by a valuation allowance against our net deferred tax assets, along with an adjustment of $0.2 million to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 1.6%. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of cumulative losses.
We had no liability for unrecognized tax benefits as of March 31, 2019. There were no interest and penalty charges recognized during the periods ended March 31, 2019 and 2018. Tax years from 2014 forward remain open to examination by the major taxing jurisdictions to which the Company is subject; however, net operating losses originating in prior years are subject to examination when utilized.

9.	Leases
Adoption of ASC Topic 842
Effective January 1, 2019, we adopted ASC Topic 842 and have applied the guidance therein to all of our contracts and agreements explicitly identified as leases as well as other contractual arrangements that we have determined to include or otherwise have the characteristics of a lease as defined in ASC Topic 842. As illustrated in the disclosures below, the adoption of ASC Topic 842 resulted in the recognition of certain assets and liabilities on our Condensed Consolidated Balance Sheet and changes in the amounts and timing of lease cost recognition in our Condensed Consolidated Statements of Operations as compared to prior GAAP. We have adopted ASC Topic 842 using the optional transition approach with an adjustment to the beginning balance of retained earnings as of January 1, 2019. Accordingly, our 2019 financial statements are not comparable with respect to leases in effect during all periods prior to January 1, 2019. On January 1, 2019, we recognized operating lease right-of-use (“ROU”) assets of $2.5 million and operating lease obligations of $2.8 million on our Condensed Consolidated Balance Sheet for operating leases in effect on that date. We recorded an immaterial adjustment to the beginning balance of retained earnings as of January 1, 2019 representing the difference between the operating lease ROU assets and operating lease obligations recognized upon adoption net of amounts already included in our liabilities as of December 31, 2018 that were attributable to straight-line lease expense in excess of amounts paid for certain operating leases. We did not identify any finance leases, as defined in ASC Topic 842, upon the date of initial adoption.
Accounting Policies for Leases
We determine if an arrangement is a lease at the inception of the underlying contractual arrangement. Operating leases are included in the captions “Other assets,” “Accounts payable and accrued liabilities” and “Other liabilities” on our Condensed Consolidated Balance Sheets and are identified as ROU assets - operating, Current operating lease obligations and Noncurrent operating lease obligations, respectively, below and in Note 10.
ROU assets represent our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the underlying contractual arrangement. Operating lease ROU assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU assets include any lease payments made in advance and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Most of our leasing arrangements do not identify or otherwise provide for an implicit interest rate. Accordingly, we utilize a secured incremental borrowing rate based on information available at the commencement date in the determination of the present value of the lease payments. As most of our lease arrangements have terms ranging from two to five years, our secured incremental borrowing rate is primarily based on the rates applicable to our Credit Facility.
We have lease arrangements that include lease and certain non-lease components, including amounts for related taxes, insurance, common area maintenance and similar terms. We have elected to apply a practical expedient provided in ASC Topic 842 to not separate the lease and non-lease components. Accordingly, the ROU assets and lease obligations for such leases will include the present value of the estimated payments for the non-lease components over the lease term.
Certain of our lease arrangements with contractual terms of 12 months or less are classified as short-term leases. Accordingly, we have elected to not include the underlying ROU assets and lease obligations on our Condensed Consolidated Balance Sheets. The associated costs are aggregated with all of our other lease arrangements and are disclosed in the tables that follow.

Certain of our lease arrangements result in variable lease payments which, in accordance with ASC Topic 842, do not give rise to lease obligations. Rather, the basis and terms and conditions upon which such variable lease payments are determined are disclosed in the summary below.
Lease Arrangements and Supplemental Disclosures
We have lease arrangements for office facilities and certain office equipment, certain field equipment including compressors, drilling rigs, land easements and similar arrangements for rights-of-way, and certain gas gathering and gas lift assets. Our short-term leases are primarily comprised of our contractual arrangements with certain vendors for operated drilling rigs and our field compressors. Our primary variable lease includes our field gas gathering and gas lift agreement with a midstream service provider and the lease payments are charged on a volumetric basis at a contractual fixed rate.
The following table summarizes the components of our total lease cost for the three months ended March 31, 2019:

Operating lease cost	$163
Short-term lease cost	11,571
Variable lease cost	5,095
Less: Amounts charged as drilling costs [1]	(10,851)
Total lease cost recognized in the Condensed Consolidated Statement of Operations[2]	$5,978
___________________

[1]
Represents the combined gross amounts paid and (i) capitalized as drilling costs for our working interest share and (ii) billed to joint interest partners for their working interest share for short-term leases of operated drilling rigs.

[2]	Includes $2.1 million recognized in Gathering, processing and transportation, $3.7 million recognized in Lease operating and $0.2 million recognized in G&A.
The following table summarizes supplemental cash flow information related to leases for the three months ended March 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,572
The following table summarizes supplemental balance sheet information related to leases as of March 31, 2019:

ROU assets - operating leases	$2,451

Current operating lease obligations	$689
Noncurrent operating lease obligations	2,109
Total operating lease obligations	$2,798

Weighted-average remaining lease term
Operating leases	4.8 Years

Weighted-average discount rate
Operating leases	5.96%

Maturities of operating lease obligations for the years ending December 31,
2019	$516
2020	667
2021	647
2022	647
2023	644
2024 and thereafter	108
Total undiscounted lease payments	3,229
Less: imputed interest	(431)
Total operating lease obligations	$2,798

10.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	March 31,	December 31,
	2019	2018
Other current assets:
Tubular inventory and well materials	$3,474	$4,061
Prepaid expenses	1,079	1,064
	$4,553	$5,125
Other assets:
Deferred issuance costs of the Credit Facility	$2,060	$2,437
Right-of-use assets – operating leases	2,451	—
Other	44	44
	$4,555	$2,481
Accounts payable and accrued liabilities:
Trade accounts payable	$23,020	$16,507
Drilling costs	36,003	22,434
Royalties and revenue – related	46,521	51,212
Production, ad valorem and other taxes	3,747	2,418
Compensation – related	2,091	4,489
Interest	815	670
Current operating lease obligations	689	—
Other	4,382	5,970
	$117,268	$103,700
Other liabilities:
Asset retirement obligations	$4,370	$4,314
Noncurrent operating lease obligations	2,109	—
Defined benefit pension obligations	828	857
Postretirement health care benefit obligations	377	362
	$7,684	$5,533

11.	Fair Value Measurements
We apply the authoritative accounting provisions included in GAAP for measuring the fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and our Credit Facility and Second Lien Facility borrowings. As of March 31, 2019, the carrying values of all of these financial instruments approximated fair value.

Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	March 31, 2019
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$2,658	$—	$2,658	$—
Commodity derivative assets – noncurrent	229	—	229	—
Liabilities:
Commodity derivative liabilities – current	$(25,107)	$—	$(25,107)	$—
Commodity derivative liabilities – noncurrent	(6,150)	—	(6,150)	—

	December 31, 2018
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$34,932	$—	$34,932	$—
Commodity derivative assets - noncurrent	10,100	—	10,100	—
Liabilities:
Commodity derivative liabilities – current	$(991)	$—	$(991)	$—
Commodity derivative liabilities – noncurrent	—	—	—	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the three months ended March 31, 2019 and 2018.
We used the following methods and assumptions to estimate fair values for the financial assets and liabilities described below:

•
Commodity derivatives: We determine the fair values of our commodity derivative instruments based on discounted cash flows derived from third-party quoted forward prices for WTI, LLS and MEH crude oil closing prices as of the end of the reporting periods. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. Each of these is a Level 2 input.

Non-Recurring Fair Value Measurements
In addition to the fair value measurements applied with respect to the Hunt Acquisition, as described in Note 3, the most significant non-recurring fair value measurements utilized in the preparation of our Condensed Consolidated Financial Statements are those attributable to the initial determination of AROs associated with the ongoing development of new oil and gas properties. The determination of the fair value of AROs is based upon regional market and facility specific information. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. Because these significant fair value inputs are typically not observable, we have categorized the initial estimates as Level 3 inputs.

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

Under the marketing agreement, we have a commitment to sell 8,000 barrels per day of crude oil (gross) to Republic, or to any third party, utilizing Republic Marketing’s capacity on a downstream interstate pipeline through 2026.
Excluding the potential impact of the effects of price escalation from commodity price changes, the minimum fee requirements attributable to the MVC under the gathering and transportation agreement are as follows: $9.0 million for the remainder of 2019, $13.0 million per year for 2020 through 2025, $7.4 million for 2026, $3.8 million per year for 2027 through 2030 and $2.2 million for 2031.
Drilling, Completion and Other Commitments
As of March 31, 2019, we had contractual commitments on a pad-to-pad basis for two drilling rigs. Additionally, we have a one-year commitment, effective January 1, 2019, which can be terminated with 60 days’ notice by either party, to utilize of certain frac services. We have a minimum obligation of $14.9 million associated with this commitment.
Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of March 31, 2019, we had a reserve in the amount of $0.3 million included in “Accounts payable and accrued liabilities” for the estimated settlement of disputes with partners regarding certain transactions that occurred in prior years. As of March 31, 2019, we had AROs of approximately $4.4 million attributable to the plugging of abandoned wells.
13.    Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity and the changes therein as of and for the three months ended March 31, 2019 and 2018.

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance as of December 31, 2018	$151	$197,630	$249,492	$82	$447,355
Net loss	—	—	(38,697)	—	(38,697)
Cumulative effect of change in accounting principle [1]	—	—	(94)	—	(94)
All other changes [2]	—	381	—	(1)	380
Balance as of March 31, 2019	$151	$198,011	$210,701	$81	$408,944
_______________________

[1]	Attributable to the adoption of ASC Topic 842 as of January 1, 2019 (see Note 9).
2 Includes equity-classified share-based compensation of $1.0 million during the three months ended March 31, 2019. During the three months ended March 31, 2019, 24,657 shares of common stock were issued in connection with the vesting of certain time-vested restricted stock units (“RSUs”), net of shares withheld for income taxes.

	Common Stock	Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance as of December 31, 2017	$150	$194,123	$27,366	$—	$221,639
Net income	—	—	10,295	—	10,295
Cumulative effect of change in accounting principle [1]	—	—	(2,659)	—	(2,659)
All other changes [2]	1	988	—	—	989
Balance as of March 31, 2018	$151	$195,111	$35,002	$—	$230,264
_______________________

[1]
Reflects a write-off for certain accounts receivable attributable to natural gas imbalances accounted for under the entitlements method prior to January 1, 2018, in connection with the adoption of ASC Topic 606, Revenues from Contracts with Customers.

2 Includes equity-classified share-based compensation of $1.6 million during the three months ended March 31, 2018. During the three months ended March 31, 2018, 37,845 and 1,495 shares of common stock were issued in connection with the vesting of certain RSUs and performance restricted stock units (“PRSUs”), net of shares withheld for income taxes, respectively.

14.	Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We recognize share-based compensation expense related to our share-based compensation plans as a component of G&A expenses in our Condensed Consolidated Statements of Operations.
We reserved 749,600 shares of common stock for issuance under the Penn Virginia Corporation Management Incentive Plan for future share-based compensation awards. A total of 347,440 RSUs and 98,526 PRSUs have been granted to employees and directors as of March 31, 2019.
We recognized $1.0 million and $1.6 million of expense attributable to the RSUs and PRSUs for the three months ended March 31, 2019 and 2018, respectively. Approximately $0.6 million of the expense for the three months ended March 31, 2018 was attributable to the accelerated vesting of certain awards of our former Executive Chairman upon his retirement. We also paid him $0.3 million for certain transition and support services during this period in connection with his retirement.
In the three months ended March 31, 2018, we granted 5,719 RSUs to certain employees with an average grant-date fair value of $36.52 per RSU. No equity awards were granted during the three months ended March 31, 2019. The RSUs are being charged to expense on a straight-line basis over a range of four to five years. In the three months ended March 31, 2019 and 2018, 24,657 and 37,845 shares were issued upon vesting/settlement of equity awards, net of shares withheld for income taxes, respectively.
No PRSUs were granted during the three months ended March 31, 2019 or 2018. In the three months ended March 31, 2018, 1,495 shares were issued upon vesting/settlement of equity awards, net of shares withheld for income taxes. The PRSUs were granted collectively in two to three separate tranches with individual three-year performance periods beginning in January 2017, 2018 and 2019, respectively. Vesting of the PRSUs can range from zero to 200 percent of the original grant based on the performance of our common stock relative to an industry index. Due to their market condition, the PRSUs are being charged to expense using graded vesting over a maximum of five years. The fair value of each PRSU award was estimated on their applicable grant date using a Monte Carlo simulation with a range of $47.70 to $65.28 per PRSU. Expected volatilities were based on historical volatilities and range from 59.63% to 62.18%. A risk-free rate of interest with a range of 1.44% to 1.51% was utilized, which is equivalent to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill commensurate with the longest remaining performance measurement period for each tranche. We assumed no payment of dividends during the performance periods.
Other Benefit Plans
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized $0.2 million and $0.1 million of expense attributable to the 401(k) Plan for the three months ended March 31, 2019 and 2018, respectively. The charges for the 401(k) Plan are recorded as a component of “G&A expenses” in our Condensed Consolidated Statements of Operation.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited number of former employees, all of whom retired prior to 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three months ended March 31, 2019 and 2018. The charges for these plans are recorded as a component of “Other income (expense)” in our Condensed Consolidated Statements of Operation.

15.	Interest Expense
The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended March 31,
	2019	2018
Interest on borrowings and related fees	$9,711	$6,048
Accretion of original issue discount [1]	180	165
Amortization of debt issuance costs	741	631
Capitalized interest	(1,154)	(2,243)
	$9,478	$4,601
___________________

[1]	Attributable to the Second Lien Facility (see Note 7).

16.	Earnings per Share
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net income (loss) - basic and diluted	$(38,697)	$10,295

Weighted-average shares – basic	15,098	15,042
Effect of dilutive securities [1]	—	39
Weighted-average shares – diluted	15,098	15,081
_______________________

[1]
For the three months ended March 31, 2019, approximately 0.2 million potentially dilutive securities, represented by RSUs and PRSUs, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share.

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	risks related to completed acquisitions, including our ability to realize their expected benefits;

•	our ability to satisfy our short-term and long-term liquidity needs, including our inability to generate sufficient cash flows from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs;

•	negative events or publicity adversely affecting our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	plans, objectives, expectations and intentions contained in this report that are not historical;

•	our ability to execute our business plan in volatile and depressed commodity price environments;

•	the decline in and volatility of commodity prices for oil, natural gas liquids, or NGLs, and natural gas;

•	our ability to develop, explore for, acquire and replace oil and gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	our ability to meet guidance, market expectations and internal projections, including type curves;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of oil, NGLs and natural gas;

•	our ability to contract for drilling rigs, frac crews, materials, supplies and services at reasonable costs;

•	our ability to renew or replace expiring contracts on acceptable terms;

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

•
other factors set forth in our filings with the Securities and Exchange Commission, or SEC, including the risks set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its consolidated subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. References to “quarters” represent the three months ended March 31, 2019 or 2018, as applicable.
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
Industry Environment and Recent Operating and Financial Highlights
Crude oil prices increased throughout the first quarter of 2019, rising from levels in the upper $40 per barrel range at the beginning of the year to the upper $50 per barrel range at the end of March 2019, and with moderate progression continuing into April 2019 due primarily to global supply and demand dynamics. While impacting us to a lesser extent, natural gas pricing has steadily declined from year-end 2018 levels due primarily to excess domestic supply. While we have commitments for drilling rigs and dedicated frac crew costs at fixed rates for the calendar year, other costs for drilling and completion activities have exhibited moderate increases. Oilfield products and services remained relatively stable during the first quarter of 2019.
As discussed in further detail in Notes 2 and 9 to the Condensed Consolidated Financial Statements, we have adopted Accounting Standards Codification Topic 842, Leases, or ASC Topic 842, effective January 1, 2019. We adopted ASC Topic 842 utilizing the optional transition approach.
The following summarizes our key operating and financial highlights for the three months ended March 31, 2019, with comparison to the three months ended December 31, 2018. The year-over-year highlights are addressed in further detail under Financial Condition and Results of Operations that follow.

•
Daily production decreased approximately four percent to 24,692 barrels of oil equivalent per day, or BOEPD, from 25,686 BOEPD due primarily to the timing of wells turned to sales, which included nine gross (7.8 net) wells turned to sales in the first quarter of 2019 and four gross (4.0 net wells) turned to sales in mid-March 2019, compared to 10 gross (8.9 net) wells turned to sales in the fourth quarter of 2018, the majority of which were turned to sales in October 2018. Total production declined to 2,222 thousand barrels of oil equivalent, or MBOE, from 2,363 MBOE.

•
Product revenues decreased approximately 16 percent to $104.6 million from $124.6 million due primarily to nine percent lower crude oil volume and seven percent lower crude oil prices. Lower NGL revenues were due to 19 percent lower prices partially offset by four percent higher volume. Lower natural gas revenues were due to 27 percent lower natural gas pricing partially offset by six percent higher volume.

•
Production and lifting costs (consisting of Lease operating expenses, or LOE, and Gathering, processing and transportation expenses, or GPT) decreased on an absolute basis to $14.9 million from $15.7 million, and increased on a per unit basis to $6.72 per barrel of oil equivalent, or BOE, from $6.65 per BOE due primarily to the effects of lower volume and lower chemical costs partially offset by higher gas lift and compression costs.

•
Production and ad valorem taxes decreased on an absolute and per unit basis to $5.7 million and $2.56 per BOE from $6.5 million and $2.75 per BOE, respectively, due to lower production volume and lower overall product pricing.

•
General and administrative, or G&A, expenses decreased on an absolute and per unit basis to $7.1 million and $3.18 per BOE from $8.1 million and $3.43 per BOE, respectively, due primarily to lower transaction costs associated with the merger with Denbury which was terminated in March 2019.

•
Depreciation, depletion and amortization, or DD&A, decreased on an absolute basis to $38.9 million and increased on a per unit basis to $17.49 per BOE from $39.6 million and $16.75 per BOE, respectively, due primarily to lower production volume partially offset by the effects of additional drilling and completion costs. The rate increase was due primarily to higher drilling costs in the 2019 period.

•	Operating income decreased to $38.7 million from $54.9 million due to the combined impact of the matters noted in the bullets above.

The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Total production (MBOE)	2,222	2,363	1,453
Average daily production (BOEPD)	24,692	25,686	16,145
Crude oil production (MBbl)	1,652	1,818	1,127
Crude oil production as a percent of total	74%	77%	78%
Product revenues	$104,637	$124,572	$76,994
Crude oil revenues	$94,812	$112,452	$71,258
Crude oil revenues as a percent of total	91%	90%	93%
Realized prices:
Crude oil ($ per Bbl)	$57.39	$61.84	$63.23
NGLs ($ per Bbl)	$17.60	$21.79	$17.94
Natural gas ($ per Mcf)	$2.79	$3.80	$2.87
Aggregate ($ per BOE)	$47.08	$52.72	$52.99
Prices adjusted for derivatives:
Crude oil ($ per Bbl)	$60.05	$54.64	$56.51
Aggregate ($ per BOE)	$49.06	$47.17	$47.77
Production and lifting costs:
Lease operating ($ per BOE)	$4.95	$4.21	$5.02
Gathering, processing and transportation ($ per BOE)	$1.77	$2.44	$2.31
Production and ad valorem taxes ($ per BOE)	$2.56	$2.75	$2.82
General and administrative ($ per BOE) [1]	$3.18	$3.43	$4.45
Depreciation, depletion and amortization ($ per BOE)	$17.49	$16.75	$15.20
Capital expenditure program costs [2]	$101,288	$105,099	$84,228
Cash provided by operating activities [3]	$69,259	$79,227	$38,682
Cash paid for capital expenditures [4]	$86,486	$107,333	$77,839
Cash and cash equivalents at end of period	$4,655	$17,864	$7,319
Debt outstanding at end of period, net	$515,919	$511,375	$383,766
Credit available under credit facility at end of period	$124,600	$128,600	$144,245
Net development wells drilled and completed	7.8	8.9	10.0
__________________________________________________________________________________

[1]
Includes combined amounts of $0.79, $1.56 and $1.55 per BOE for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively, attributable to equity-classified share-based compensation and significant special charges, including acquisition, divestiture and strategic transaction and other costs, as described in the discussion of “Results of Operations - General and Administrative” that follows.

[2]	Includes amounts accrued and excludes capitalized interest and capitalized labor.

[3]
Includes net cash received from derivative settlements of $4.4 million for the three months ended March 31, 2019 and net cash paid for derivative settlements of $13.1 million and $7.6 million for the three months ended December 31, 2018 and March 31, 2018, respectively. Reflects changes in operating assets and liabilities of $(6.5) million, $(0.7) million and $(7.4) million for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

[4]	Represents actual cash paid for capital expenditures including capitalized interest and capitalized labor.

Key Developments
The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows:
Termination of Merger Agreement with Denbury
On March 21, 2019, we and Denbury Resources Inc., or Denbury, entered into a Termination Agreement, or the Termination Agreement, under which the parties mutually agreed to terminate our previously announced merger agreement.
Subject to limited customary exceptions, the Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction. We incurred a total of $0.7 million of incremental costs associated with the merger transaction as well as the Termination Agreement during the three months ended March 31, 2019. These costs are included in the G&A caption in our Condensed Consolidated Statement of Operations.
Production and Development Plans
Total production for the first quarter of 2019 was 2,222 MBOE, or 24,692 barrels of oil equivalent per day, or BOEPD, with approximately 74 percent, or 1,652 MBOE, of production from crude oil, 14 percent from NGLs and 12 percent from natural gas.
We drilled and turned nine gross (7.8 net) Eagle Ford wells to sales during the first quarter of 2019. Subsequent to March 31, 2019, we drilled and turned an additional four gross (3.5 net) wells to sales. As of May 3, 2019, we were drilling five gross (4.5 net) wells with two operated drilling rigs and two gross (1.9 net) wells were completing.
As of May 3, 2018, we had approximately 98,200 gross (84,200 net) acres in the Eagle Ford, net of expirations. Approximately 93 percent of our acreage is held by production and substantially all is operated by us.
Amendment to Credit Facility
In May 2019, we entered into the Borrowing Base Increase Agreement and Amendment No. 6 to the Credit Agreement, or the Sixth Amendment, increasing the lender commitment under our credit agreement, or Credit Facility, to $1.0 billion from $450 million and the borrowing base to $500 million from $450 million and extending the maturity to May 2024 from September 2020, among other things. In addition, the applicable margin ranges associated with borrowings applicable to the Credit Facility were each reduced by 150 basis points. We incurred and capitalized approximately $2.5 million of issue and other costs associated with the Sixth Amendment.
Commodity Hedging Program
We have hedged a portion of our estimated future crude oil production from April 2019 through the end of 2020 with a mix of West Texas Intermediate, or WTI-, Light Louisiana Sweet, or LLS- and Magellan East Houston, or MEH- indexed swaps. We are currently unhedged with respect to NGL and natural gas production. The following table summarizes our hedge positions for the periods presented:

	WTI Volumes	WTI Average Swap Price	LLS Volumes	LLS Average Swap Price	MEH Volumes	MEH Average Swap Price
	(Barrels per day)	($ per barrel)	(Barrels per day)	($ per barrel)	(Barrels per day)	($ per barrel)
April - December 2019	7,300	$55.58	5,000	$59.17	$1,000	$64.00
2020	7,000	$54.94	—	—	2,000	$61.03

Financial Condition
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. The Credit Facility provides us with up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is $500.0 million. As of May 7, 2019, we had $162.6 million available under the Credit Facility.
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
Capital Resources
Under our capital program for 2019, we anticipate capital expenditures, excluding acquisitions, to total between $345 million and $365 million for 2019 with approximately 95 percent of capital being directed to drilling and completions on our Eagle Ford acreage. We plan to fund our 2019 capital spending primarily with cash from operating activities and, if necessary, borrowings under the Credit Facility. Based upon current price and production expectations for 2019, we believe that our cash from operating activities and borrowings under our Credit Facility will be sufficient to fund our operations through year-end 2019; however, future cash flows are subject to a number of variables and significant additional capital expenditures may be required to more fully develop our properties. For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash on Hand and Cash From Operating Activities. As of May 3, 2019, we had approximately $5 million of cash on hand. For additional information and an analysis of our historical cash from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the three months ended March 31, 2019, we borrowed $4.0 million, net of repayments, under the Credit Facility. For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended March 31, 2019	$319,133	$325,000	6.00%
Proceeds from Sales of Assets. For additional information and an analysis of our historical proceeds from sales of assets, see the “Cash Flows” discussion that follows.
Capital Market Transactions. From time-to-time and under market conditions that we believe are favorable to us, we may consider capital market transactions, including the offering of debt and equity securities.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities
Operating cash flows, net of working capital changes	$75,031	$50,762
Crude oil derivative settlements received (paid), net	4,394	(7,576)
Interest payments, net of amounts capitalized	(8,413)	(3,662)
Acquisition, divestiture and strategic transaction costs paid	(1,674)	(431)
Reorganization-related administration fees and costs paid	(79)	(161)
Consulting costs paid to former Executive Chairman	—	(250)
Net cash provided by operating activities	69,259	38,682
Cash flows from investing activities
Acquisitions, net	—	(83,338)
Capital expenditures	(86,486)	(77,839)
Proceeds from sales of assets, net	18	1,551
Net cash used in investing activities	(86,468)	(159,626)
Cash flows from financing activities
Proceeds from credit facility borrowings, net	4,000	118,000
Debt issuance costs paid	—	(754)
Net cash provided by financing activities	4,000	117,246
Net decrease in cash and cash equivalents	$(13,209)	$(3,698)
Cash Flows from Operating Activities. The increase in net cash from operating activities for the three months ended March 31, 2019 compared to the corresponding period in 2018 was primarily attributable to: (i) higher production volume in the 2019 period despite lower overall product pricing, (ii) two months of incremental net operating cash inflows from the acquisition of oil and gas assets from Hunt Oil Company, or the Hunt Acquisition, which was completed on March 1, 2018, (iii) net receipts of derivative settlements in the 2019 period compared to net payments in the 2018 period and (iv) lower payments in the 2019 period for reorganization-related administration costs and (v) the absence of consulting costs paid to our former Executive Chairman in the 2018 period. These items were partially offset by higher interest payments due to greater outstanding borrowings in the 2019 period and higher costs paid for acquisition, divestiture and strategic transaction costs in the 2019 period, including costs associated with the terminated merger transaction with Denbury.
Cash Flows from Investing Activities. As illustrated in the tables below, our cash payments for capital expenditures were substantially higher during the 2019 period as compared to the 2018 period, due primarily to the employment of three drilling rigs through most of the first quarter of 2019 as opposed to two drilling rigs during the 2018 period as well as the effect of higher working interests from the Hunt Acquisition. In the 2018 period, we paid a total of $84.4 million for the Hunt Acquisition and received a total of $1.1 million in connection with the final settlement of a 2017 acquisition transaction. In addition, we received proceeds of $1.6 million in the 2018 period attributable to the sales of undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana.
The following table sets forth costs related to our capital expenditures program for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Drilling and completion	$98,658	$81,044
Lease acquisitions and other land-related costs	259	2,061
Pipeline, gathering facilities and other equipment, net	2,331	973
Geological and geophysical (seismic) costs	40	150
	$101,288	$84,228

The following table reconciles the total costs of our capital expenditures program with the net cash paid for capital expenditures as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Total capital expenditures program costs (from above)	$101,288	$84,228
Increase in accrued capitalized costs	(13,569)	(9,616)
Less:
Transfers from tubular inventory and well materials	(2,245)	(1,335)
Sales and use tax refunds received and applied to property accounts	(2,752)	—
Other, net	(20)	—
Add:
Tubular inventory and well materials purchased in advance of drilling	1,658	1,580
Capitalized internal labor	972	739
Capitalized interest	1,154	2,243
Total cash paid for capital expenditures	$86,486	$77,839
Cash Flows from Financing Activities. The 2019 period includes borrowings of $12.0 million and repayments of $8.0 million under the Credit Facility which were used to fund a portion of our capital program. The 2018 period includes borrowings of $118 million under the Credit Facility, a substantial portion of which was used to fund the Hunt Acquisition. We also paid $0.8 million of debt issue costs in the 2018 period in connection with an amendment to the Credit Facility.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	March 31,	December 31,
	2019	2018
Credit facility	$325,000	$321,000
Second lien term loan, net	190,919	190,375
Total debt, net	515,919	511,375
Shareholders’ equity	408,944	447,355
	$924,863	$958,730
Debt as a % of total capitalization	56%	53%
Credit Facility. The Credit Facility provides for a $1.0 billion revolving commitment and $500 million borrowing base and a $25 million sublimit for the issuance of letters of credit. In May 2019, the borrowing base increased to $500 million from $450 million pursuant to the Sixth Amendment. The availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes including working capital. We had $0.4 million in letters of credit outstanding as of March 31, 2019 and December 31, 2018, respectively.
In connection with the Sixth Amendment, maturity of the Credit Facility has been extended to May 2024 from September 2020; provided that in June 2022, unless we have either extended the maturity date of our $200 million Second Lien Credit Agreement dated as of September 29, 2017, or the Second Lien Facility, to a date that is at least 91 days after the extended maturity date of May 2024 or have repaid our Second Lien Facility in full, the maturity date of the Credit Facility will mean June 2022. Prior to entry into the Sixth Amendment, we received consent from requisite lenders of our Second Lien Facility to extend the maturity of our Credit Facility to May 2024.

The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 0.50% to 1.50% (2.00% to 3.00% prior to May 2019), determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% (3.00% to 4.00% prior to May 2019), determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of March 31, 2019, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 6.00%. Unused commitment fees are charged at a rate of 0.375% to 0.50% depending upon utilization.
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
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. As of March 31, 2019, the actual interest rate on the Second Lien Facility was 9.50%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three month intervals if we select a six month interest period), at our election and is computed on the basis of a year of 360 days. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
The Second Lien Facility is collateralized by substantially all of the Company’s and its subsidiaries’ assets with lien priority subordinated to the liens securing the Credit Facility. The obligations under the Second Lien Facility are guaranteed by us and the Guarantor Subsidiaries.
Covenant Compliance. Prior to May 2019, the Credit Facility required us to maintain (1) a minimum interest coverage ratio (adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses as defined in the Credit Facility, or EBITDAX, to adjusted interest expense), measured as of the last day of each fiscal quarter, of 3.00 to 1.00, (2) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset), measured as of the last day of each fiscal quarter of 1.00 to 1.00, and (3) a maximum leverage ratio (consolidated indebtedness to EBITDAX), measured as of the last day of each fiscal quarter of 3.50 to 1.00. Effective as of May 2019, the Credit Facility requires us to maintain (1) a minimum current ratio of 1.00 to 1.00 and (2) a maximum leverage ratio of 4.00 to 1.00, both as defined in the Credit Facility.
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
The Sixth Amendment provided for the addition of an unlimited restricted payment basket, subject to (i) no default or event of default, (ii) pro forma leverage, after giving effect to the restricted payment, not exceeding 2.75 to 1.00 and (iii) pro forma availability no less than 20 percent of the borrowing base.
The Credit Facility and Second Lien Facility contain customary events of default and remedies. If we do not comply with the financial and other covenants in the Credit Facility and Second Lien Facility, as applicable, the lenders thereto may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility and Second Lien Facility.
As of March 31, 2019, we were in compliance with all of the covenants under the Credit Facility and the Second Lien Facility.

Results of Operations
Production
The following tables set forth a summary of our total and average daily production volumes by product and geographic region for the periods presented:

	Total Production			Average Daily Production
	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Crude oil (MBbl and BOPD)	1,652	1,127	525	18,355	12,522	5,833
NGLs (MBbl and BOPD)	315	164	151	3,503	1,825	1,678
Natural gas (MMcf and MMcfpd)	1,531	971	560	17	11	6
Total (MBOE and BOEPD)	2,222	1,453	769	24,692	16,145	8,547

	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
	(MBOE)			(BOE per day)
South Texas	2,222	1,383	839	24,692	15,370	9,322
Mid-Continent [1]	—	70	(70)	—	775	(775)
	2,222	1,453	769	24,692	16,145	8,547
_______________________
1 Mid-Continent operations were sold on July 31, 2018.
Total production increased during the three month period in 2019 due primarily to more wells turned to sales in the second half of 2018 through the first quarter of 2019 when compared to the corresponding periods in the second half of 2017 through the first quarter of 2018 as well as incremental production from the Hunt Acquisition. These increases were partially offset by the effect of the divestiture in July 2018 of our former Mid-Continent operations, as well as natural production declines from our legacy Eagle Ford wells.
Approximately 74 percent of total production during the three month period in 2019 was attributable to crude oil when compared to approximately 78 percent during the corresponding period in 2018. During the three month period in 2019, we turned nine gross (7.8 net) Eagle Ford wells to sales compared to 13 gross (10.0 net) wells during the corresponding period in 2018.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Total Product Revenues			Product Revenues per Unit of Volume
	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
				($ per unit of volume)
Crude oil	$94,812	$71,258	$23,554	$57.39	$63.23	$(5.84)
NGLs	5,548	2,946	2,602	$17.60	$17.94	$(0.34)
Natural gas	4,277	2,790	1,487	$2.79	$2.87	$(0.08)
Total	$104,637	$76,994	$27,643	$47.08	$52.99	$(5.91)

	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
				($ per BOE)
South Texas	$104,637	$75,316	$29,321	$47.08	$54.45	$(7.37)
Mid-Continent [1]	—	1,678	(1,678)	$—	$24.05	$(24.05)
	$104,637	$76,994	$27,643	$47.08	$52.99	$(5.91)
_______________________
1 Mid-Continent operations were sold on July 31, 2018.

The following table provides an analysis of the changes in our revenues for the periods presented:

	Three Months Ended March 31, 2019 vs. 2018
	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$33,201	$(9,647)	$23,554
NGLs	2,710	(108)	2,602
Natural gas	1,608	(121)	1,487
	$37,519	$(9,876)	$27,643
Our product revenues during the three month period in 2019 increased over the corresponding period in 2018 due primarily to approximately 47 percent higher crude oil volumes partially offset by nine percent lower crude oil prices. Higher NGL revenues were primarily attributable to 92 percent higher production volumes partially offset by two percent lower pricing. Higher natural gas revenues were primarily attributable to 58 percent higher production volumes which were partially offset by the effect of three percent lower natural gas pricing during the three month period in 2019. Total crude oil revenues were approximately 91 percent of our total revenues during the three month period in 2019 as compared to 93 percent during the three month period in 2018.
Effects of Derivatives
The following table reconciles crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Crude oil revenues, as reported	$94,812	$71,258	$23,554
Derivative settlements, net	4,394	(7,576)	11,970
	$99,206	$63,682	$35,524

Crude oil prices per Bbl	$57.39	$63.23	$(5.84)
Derivative settlements per Bbl	2.66	(6.72)	9.38
	$60.05	$56.51	$3.54
Gain on Sales of Assets
We recognize gains and losses on the sale or disposition of assets other than our oil and gas properties upon the completion of the underlying transactions. The following table sets forth the total gains recognized for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Gain on sales of assets, net	$25	$75	$(50)
There were insignificant net gains and losses recognized during the three month periods in 2019 and 2018 primarily attributable to the disposition of certain support equipment, tubular inventory and well materials.
Other Revenues, net
Other revenues, net, includes fees for marketing and water disposal that we charge to third parties, net of related expenses, as well as other miscellaneous revenues and credits attributable to our operations.
The following table sets forth the total other revenues, net recognized for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Other revenues, net	$566	$142	$424
Other revenues, net increased during the three month period in 2019 from the corresponding period in 2018 due primarily to higher fees as described above charged to third parties due to substantially higher production upon which such fees are based.

Lease Operating Expenses
LOE includes costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas-lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies, among others.
The following table sets forth our LOE for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Lease operating	$11,004	$7,296	$(3,708)
Per unit of production ($ per BOE)	$4.95	$5.02	$0.07
% change per unit of production			1.4%
LOE increased on an absolute basis, but declined on a per unit basis during the three month period in 2019 when compared to the corresponding period in 2018. The absolute increases were due primarily to higher production volume as discussed above, as well as the effects of two additional months of production in the 2019 period attributable to the Hunt Acquisition. The higher production volume also had the effect of decreasing the overall per unit cost, particularly those costs that have a higher fixed cost component.
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
The following table sets forth our GPT expense for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Gathering, processing and transportation	$3,929	$3,359	$(570)
Per unit of production ($ per BOE)	$1.77	$2.31	$0.54
% change per unit of production			23.4%
GPT expense increased on an absolute basis during the three month period in 2019 when compared to the corresponding period in 2018 due primarily to substantially higher production volumes as discussed above. Per unit costs declined in the 2019 period due primarily to the increase in production volume as well as the effect of additional production sold at the wellhead with no corresponding GPT expense subsequent to the achievement of required minimum crude oil volumes transported by pipeline.
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
The following table sets forth our production and ad valorem taxes for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Production and ad valorem taxes
Production/severance taxes	$4,930	$3,609	$(1,321)
Ad valorem taxes	762	483	(279)
	$5,692	$4,092	$(1,600)
Per unit production ($ per BOE)	$2.56	$2.82	$0.26
Production/severance tax rate as a percent of product revenue	4.7%	4.7%

Production taxes increased on an absolute basis, but declined on a per unit basis during the three month period in 2019 when compared to the corresponding period in 2018 due primarily to increased production volume despite lower overall commodity sales prices. Accruals for ad valorem taxes also increased moderately for the 2019 period as we have grown our assessable property base and increased working interests.
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
The following table sets forth the components of our G&A for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Primary G&A	$5,303	$4,214	$(1,089)
Share-based compensation (equity-classified)	1,038	1,576	538
Significant special charges:
Acquisition, divestiture and strategic transaction costs	724	431	(293)
Executive retirement costs	—	250	250
Total G&A	$7,065	$6,471	$(594)
Per unit of production ($ per BOE)	$3.18	$4.45	$1.27
Per unit of production excluding share-based compensation and other significant special charges identified above ($ per BOE)	$2.39	$2.90	$0.51
Our primary G&A expenses increased on an absolute and decreased on a per unit basis during the three month period in 2019 compared to the corresponding period in 2018. The absolute increase is due primarily to the effects of higher payroll, benefits and support costs attributable to a higher overall employee headcount. Higher production volume had the effect of reducing G&A per unit of production during the 2019 three month period.
Equity-classified share-based compensation charges during the periods presented are attributable to the amortization of compensation cost associated with the grants of time-vested restricted stock units, or RSUs, and performance restricted stock units, or PRSUs. The grants of RSUs and PRSUs are described in greater detail in Note 14 to the Condensed Consolidated Financial Statements. A substantial portion of the share-based compensation expense is attributable to the RSU and PRSU grants made in the normal course in January 2017 and RSU grants in September 2016 in connection with our reorganization. The remainder is attributable to grants of RSUs and PRSUs to certain employees upon their hiring or as a result of promotion subsequent to the first quarter of 2017. The three month period in 2018 includes a charge of $0.6 million attributable to the accelerated vesting of certain RSUs and PRSUs in connection with the retirement of our former Executive Chairman in February 2018.
During the first quarter of 2019, we incurred consulting and other costs, including legal and other professional fees primarily associated with the previously announced merger transaction with Denbury which was mutually terminated in March 2019. The 2018 period includes similar transaction costs associated with the Hunt Acquisition as well as certain costs attributable to the aforementioned retirement of our former Executive Chairman.
Depreciation, Depletion and Amortization
The following table sets forth total and per unit costs for DD&A for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
DD&A expense	$38,870	$22,081	$(16,789)
DD&A Rate ($ per BOE)	$17.49	$15.20	$(2.29)
DD&A increased on an absolute and per unit basis during the three month period ended in 2019 when compared to the corresponding period in 2018. Higher production volume provided for an increase of approximately $11.7 million while $5.1 million was attributable to the higher DD&A rates in the 2019 period. The higher DD&A rate in the 2019 period is attributable to higher costs added to the full cost pool in the 2019 period.

Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Interest on borrowings and related fees	$9,711	$6,048	$(3,663)
Accretion of original issue discount	180	165	(15)
Amortization of debt issuance costs	741	631	(110)
Capitalized interest	(1,154)	(2,243)	(1,089)
	$9,478	$4,601	$(4,877)
Interest expense increased during the three month period in 2019 as compared to the corresponding period in 2018 due primarily to higher outstanding balances under the Credit Facility, including amounts borrowed to fund our larger capital expenditure program and the Hunt Acquisition. Furthermore, the Credit Facility and the Second Lien Facility are variable-rate instruments and both have been subject to periodic increases in LIBOR rates on a consistent basis since the comparable period in 2018. The accretion of original issue discount is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We capitalized a larger portion of interest during the 2018 period as we maintained a substantially larger portion of unproved property as compared to the corresponding period in 2019.
Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Crude oil derivative losses	$(68,017)	$(18,795)	$(49,222)
In the three months period in both 2019 and 2018, the forward curve for commodity prices was increasing relative to our weighted-average hedged prices. We received cash settlements of $4.4 million in the 2019 period and paid cash settlements of $7.6 million in the 2018 period.
Other, net
Other, net includes interest income, non-service costs associated with our retiree benefit plans and miscellaneous items of income and expense that are not directly associated with our current operations, including certain recoveries and write-offs attributable to prior years and properties that have been divested.
The following table sets forth the other income (expense), net recognized for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Other, net	$106	$(58)	$164
Other, net income (expense) increased during the three month period in 2019 as compared to the corresponding period in 2018 due primarily to recoveries of sales and use taxes attributable to previously divested properties in the 2019 period. The 2018 period includes interest charges applicable to a settlement with a royalty owner. Each of the three month periods includes comparable charges associated with our retiree benefit plans.

Income Taxes
The following table summarizes our income tax expense for the periods presented:

	Three Months Ended		2019 vs. 2018
	March 31,	March 31,	Favorable
	2019	2018	(Unfavorable)
Income tax benefit (expense)	$24	$(163)	$187
Effective tax rate	0.1%	1.6%
We recognized a federal and state income tax benefit for the three months ended March 31, 2019 at the blended rate of 21.5%; however, the federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of less than 0.1%. The effect of this adjustment, as well as a reclassification of $1.2 million from deferred tax assets to the current income tax receivable for refundable alternative minimum tax (“AMT”) credit carryforwards, was to reduce our deferred tax asset to $0.7 million as of March 31, 2019. We recognized a federal income tax expense for the three months ended March 31, 2018 at the blended rate of 21.6% which was similarly offset by a valuation allowance against our net deferred tax assets, along with an adjustment of $0.2 million to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 1.6%. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, primarily as a result of cumulative losses.
Off Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements other than information technology licensing, service agreements, in-kind commodity recovery arrangements for imbalances and letters of credit, all of which are customary in our business.
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
 Disclosure of the Impact of Recently Issued Accounting Pronouncements Pending Adoption
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016–13, Measurement of Credit Losses on Financial Instruments, or ASU 2016–13, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. ASU 2016–13 is required to be adopted using the modified retrospective method by January 1, 2020, with early adoption permitted for fiscal periods beginning after December 15, 2018. In contrast to current guidance, which considers current information and events and utilizes a probable threshold (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. ASU 2016–13 will have applicability to our accounts receivable portfolio, particularly those receivables attributable to our joint interest partners which have a higher credit risk than those associated with our traditional customer receivables. At this time, we do not anticipate that the adoption of ASU 2016–13 will have a significant impact on our Consolidated Financial Statements and related disclosures; however, we are continuing to evaluate the requirements as well as monitoring developments regarding ASU 2016–13 that are unique to our industry. We plan to adopt ASU 2016–13 effective January 1, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
All of our long-term debt instruments are subject to variable interest rates. As of March 31, 2019, we had borrowings of $325.0 million under the Credit Facility and $200 million under the Second Lien Facility at interest rates of 6.00% and 9.50%, respectively. Assuming a constant borrowing level under the Credit Facility and Second Lien Facility, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest payments of approximately $5.3 million on an annual basis.
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
As of March 31, 2019, our commodity derivative portfolio was in a net liabilities position. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.
During the three months ended March 31, 2019, we reported net commodity derivative loss of $68.0 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.
The following table sets forth our commodity derivative positions as of March 31, 2019:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Second quarter 2019	Swaps-WTI	6,421	$54.48	$—	$3,361
Second quarter 2019	Swaps-LLS	5,000	$59.17	—	3,109
Second quarter 2019	Swaps-MEH	1,000	$64.00	—	183
Third quarter 2019	Swaps-WTI	6,397	$54.50	—	3,430
Third quarter 2019	Swaps-LLS	5,000	$59.17	—	2,592
Third quarter 2019	Swaps-MEH	1,000	$64.00	—	34
Fourth quarter 2019	Swaps-WTI	6,398	$54.50	—	3,130
Fourth quarter 2019	Swaps-LLS	5,000	$59.17	—	1,995
Fourth quarter 2019	Swaps-MEH	1,000	$64.00	68	—
First quarter 2020	Swaps-WTI	6,000	$54.09	—	2,904
First quarter 2020	Swaps-MEH	2,000	$61.03	—	58
Second quarter 2020	Swaps-WTI	6,000	$54.09	—	2,369
Second quarter 2020	Swaps-MEH	2,000	$61.03	—	57
Third quarter 2020	Swaps-WTI	6,000	$54.09	—	1,898
Third quarter 2020	Swaps-MEH	2,000	$61.03	—	40
Fourth quarter 2020	Swaps-WTI	6,000	$54.09	—	1,518
Fourth quarter 2020	Swaps-MEH	2,000	$61.03	—	39
Settlements to be paid in subsequent period					1,721

The following table illustrates the estimated impact on the fair values of our derivative financial instruments and operating income attributable to hypothetical changes in the underlying commodity prices. This illustration assumes that crude oil prices and production volumes remain constant at anticipated levels.  The estimated changes in operating income exclude potential cash receipts or payments in settling these derivative positions.

	Change of $10.00 per Bbl of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(63.5)	$60.8
Effect of crude oil price changes for the remainder of 2019 on operating income, excluding derivatives [2]	$53.0	$53.0
_____________________________

[1]	Based on derivatives outstanding as of March 31, 2019.

[2]	These sensitivities are subject to significant change.

Item 4.	Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2019, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are not aware of any material pending legal or governmental proceedings against us, any material proceedings by governmental officials against us that are pending or contemplated to be brought against us and no such proceedings have been terminated during the period covered by this quarterly report on Form 10-Q. See Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” for additional information regarding our legal and regulatory matters.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 5.	Other Information.
As previously announced, it is currently anticipated that the Company’s 2019 Annual Meeting of Shareholders, or the 2019 Annual Meeting, will be held 11:00 a.m. on July 31, 2019. The location of the 2019 Annual Meeting will be specified in the Company’s proxy statement for the 2019 Annual Meeting.
Because the 2019 Annual Meeting will be held more than 30 days after the anniversary of the Company’s 2018 Annual Meeting of Shareholders, the Company is disclosing a new deadline for submission of shareholder proposals for inclusion into the Company’s proxy materials for the 2019 Annual Meeting under Rule 14a-8 under the Exchange Act, or Rule 14a-8. Specifically, to be considered for inclusion in the Company’s proxy statement for the 2019 Annual Meeting, shareholder proposals submitted under Rule 14a-8 must be in writing and received by the Company’s Corporate Secretary at the Company’s principal executive offices at 16285 Park Ten Place, Suite 500, Houston, Texas 77084, no later than June 1, 2019. Such proposals must also comply with the remaining requirements of Rule 14a-8.

Item 6.	Exhibits.

(2.1)
Termination Agreement, dated as of March 21, 2019,among Denbury Resources Inc, Dragon Merger Sub Inc, DR Sub LLC and Penn Virginia Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 22, 2019).

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

PENN VIRGINIA CORPORATION

May 10, 2019	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 10, 2019	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)