Form 10-Q
period 2019-06-30
PENN VIRGINIA CORP
filed 2019-08-08
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒ No  ☐
 As of August 2, 2019, 15,107,265 shares of common stock of the registrant were outstanding.

PENN VIRGINIA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended June 30, 2019

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Crude oil	$114,031	$101,716	$208,843	$172,974
Natural gas liquids	3,502	5,533	9,050	8,479
Natural gas	5,290	3,912	9,567	6,702
Gain on sales of assets, net	16	4	41	79
Other revenues, net	(72)	415	494	557
Total revenues	122,767	111,580	227,995	188,791
Operating expenses
Lease operating	10,362	8,730	21,366	16,026
Gathering, processing and transportation	6,408	4,574	10,337	7,933
Production and ad valorem taxes	7,579	5,795	13,271	9,887
General and administrative	6,232	5,322	13,297	11,793
Depreciation, depletion and amortization	44,298	31,273	83,168	53,354
Total operating expenses	74,879	55,694	141,439	98,993
Operating income	47,888	55,886	86,556	89,798
Other income (expense)
Interest expense	(9,056)	(6,150)	(18,534)	(10,751)
Derivatives	13,603	(52,241)	(54,414)	(71,036)
Other, net	8	(16)	114	(74)
Income (loss) before income taxes	52,443	(2,521)	13,722	7,937
Income tax expense	(818)	—	(794)	(163)
Net income (loss)	$51,625	$(2,521)	$12,928	$7,774
Net income (loss) per share:
Basic	$3.42	$(0.17)	$0.86	$0.52
Diluted	$3.40	$(0.17)	$0.85	$0.51

Weighted average shares outstanding – basic	15,106	15,058	15,102	15,050
Weighted average shares outstanding – diluted	15,162	15,058	15,174	15,171

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – unaudited
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$51,625	$(2,521)	$12,928	$7,774
Other comprehensive income:
Change in pension and postretirement obligations, net of tax	(1)	—	(2)	—
	(1)	—	(2)	—
Comprehensive income (loss)	$51,624	$(2,521)	$12,926	$7,774

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$12,796	$17,864
Accounts receivable, net of allowance for doubtful accounts	52,471	66,038
Derivative assets	7,182	34,932
Income taxes receivable	3,707	2,471
Other current assets	4,733	5,125
Total current assets	80,889	126,430
Property and equipment, net (full cost method)	1,038,687	927,994
Derivative assets	2,756	10,100
Deferred income taxes	—	1,949
Other assets	7,412	2,481
Total assets	$1,129,744	$1,068,954

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$111,993	$103,700
Derivative liabilities	14,203	991
Total current liabilities	126,196	104,691
Other liabilities	8,236	5,533
Deferred income taxes	81	—
Derivative liabilities	2,201	—
Long-term debt, net	531,476	511,375

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued	—	—
Common stock of $0.01 par value – 45,000,000 shares authorized; 15,107,265 and 15,080,594 shares issued as of June 30, 2019 and December 31, 2018, respectively	151	151
Paid-in capital	198,997	197,630
Retained earnings	262,326	249,492
Accumulated other comprehensive income	80	82
Total shareholders’ equity	461,554	447,355
Total liabilities and shareholders’ equity	$1,129,744	$1,068,954

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$12,928	$7,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	83,168	53,354
Derivative contracts:
Net losses	54,414	71,036
Cash settlements, net	(3,907)	(19,977)
Deferred income tax expense	2,030	163
Gain on sales of assets, net	(41)	(79)
Non-cash interest expense	1,748	1,644
Share-based compensation (equity-classified)	2,055	2,451
Other, net	26	26
Changes in operating assets and liabilities, net	1,941	4,026
Net cash provided by operating activities	154,362	120,418

Cash flows from investing activities
Acquisitions, net	—	(86,835)
Capital expenditures	(175,941)	(201,350)
Proceeds from sales of assets, net	29	2,525
Net cash used in investing activities	(175,912)	(285,660)

Cash flows from financing activities
Proceeds from credit facility borrowings	32,000	166,500
Repayment of credit facility borrowings	(13,000)	—
Debt issuance costs paid	(2,518)	(754)
Net cash provided by financing activities	16,482	165,746
Net increase (decrease) in cash and cash equivalents	(5,068)	504
Cash and cash equivalents – beginning of period	17,864	11,017
Cash and cash equivalents – end of period	$12,796	$11,521

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$16,784	$8,953
Reorganization items, net	$79	$442
Non-cash investing and financing activities:
Changes in accounts receivable related to acquisitions	$—	$(26,631)
Changes in other assets related to acquisitions	$—	$(2,469)
Changes in accrued liabilities related to acquisitions	$—	$(15,099)
Changes in accrued liabilities related to capital expenditures	$17,397	$12,231
Changes in other liabilities for asset retirement obligations related to acquisitions	$—	$382

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended June 30, 2019
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
Subject to limited customary exceptions, the Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction. We incurred a total of $0.8 million of incremental costs associated with the merger transaction as well as the Termination Agreement during the six months ended June 30, 2019. These costs are included in the “General and administrative” (“G&A”) expenses caption in our Condensed Consolidated Statement of Operations.

2.	Basis of Presentation
Our unaudited Condensed Consolidated Financial Statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements, have been included. Our Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Impact of Acquisitions on Actual and Pro Forma Results of Operations
The results of operations attributable to the Hunt Acquisition have been included in our Consolidated Financial Statements for the periods after March 1, 2018. The Hunt Acquisition provided revenues and estimated earnings (including revenues less operating expenses and excluding allocations of interest expense and income taxes) of approximately $0.4 million and $0.2 million, respectively, for the period from March 1, 2018 through March 31, 2018. As the properties and working interests acquired in connection with the Hunt Acquisition are included within our existing Eagle Ford acreage, it is not practical or meaningful to disclose revenues and earnings unique to those assets for periods beyond those during which they were acquired, as they were fully integrated into our regional operations soon after their acquisition. The following table presents unaudited summary pro forma financial information for the six months ended June 30, 2018, assuming the Hunt

Acquisition occurred as of January 1, 2018. The pro forma financial information does not purport to represent what our actual results of operations would have been if the Hunt Acquisition had occurred as of this date, or the results of operations for any future periods.

Six Months Ended June 30,
2018
Total revenues	$194,036
Net income	$9,886
Net income per share - basic	$0.66
Net income per share - diluted	$0.65

Divestitures
Mid-Continent Divestiture
In June 2018, we entered into a purchase and sale agreement with a third party to sell all of our Mid-Continent oil and gas properties, located primarily in Oklahoma in the Granite Wash, for $6.0 million in cash, subject to customary adjustments. The sale had an effective date of March 1, 2018 and closed on July 31, 2018, and we received net proceeds of $6.2 million, of which $0.7 million was received in June 2018 as an earnest deposit. The sale proceeds and de-recognition of certain assets and liabilities were recorded as a reduction of our net oil and gas properties. In November 2018, we paid $0.5 million, including $0.2 million of suspended revenues, to the buyer in connection with the final settlement.
The Mid-Continent properties had asset retirement obligations (“AROs”) of $0.3 million as well as a net working capital deficit attributable to the oil and gas properties of $1.3 million as of July 31, 2018. The net pre-tax operating income attributable to the Mid-Continent assets was $0.6 million and $1.4 million for the three and six months ended June 30, 2018.
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
4.       Accounts Receivable and Revenues from Contracts with Customers
Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	June 30,	December 31,
	2019	2018
Customers	$48,347	$59,030
Joint interest partners	3,546	6,404
Other	629	640
	52,522	66,074
Less: Allowance for doubtful accounts	(51)	(36)
	$52,471	$66,038

For the six months ended June 30, 2019, three customers accounted for $150.0 million, or approximately 66%, of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2019, were $85.6 million, $37.5 million and $26.9 million, or 38%, 16% and 12% of the consolidated total, respectively. As of June 30, 2019 and December 31, 2018, $32.4 million and $34.8 million, or approximately 67% and 59%, of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers. For the six months ended June 30, 2018, three customers accounted for $157.8 million, or approximately 84%, of our consolidated product revenues. The allowance for doubtful accounts is entirely attributable to certain receivables from joint interest partners.

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
The following table sets forth our commodity derivative positions, presented on a net basis by period of maturity, as of June 30, 2019:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2019	Swaps-WTI	7,397	$55.70	$—	$1,677
Third quarter 2019	Swaps-LLS	5,000	$59.17	—	1,589
Third quarter 2019	Swaps-MEH	1,000	$64.00	15	—
Fourth quarter 2019	Swaps-WTI	7,398	$55.70	—	1,222
Fourth quarter 2019	Swaps-LLS	5,000	$59.17	—	1,059
Fourth quarter 2019	Swaps-MEH	1,000	$64.00	46	—
First quarter 2020	Swaps-WTI	7,000	$54.94	—	1,048
First quarter 2020	Swaps-MEH	2,000	$61.03	—	108
Second quarter 2020	Swaps-WTI	7,000	$54.94	—	375
Second quarter 2020	Swaps-MEH	2,000	$61.03	—	75
Third quarter 2020	Swaps-WTI	7,000	$54.93	164	—
Third quarter 2020	Swaps-MEH	2,000	$61.03	—	52
Fourth quarter 2020	Swaps-WTI	7,000	$54.93	569	—
Fourth quarter 2020	Swaps-MEH	2,000	$61.03	—	51
Settlements to be paid in subsequent period					4

Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included in “Derivatives” in our Condensed Consolidated Statements of Operations. The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivative income (losses)	$13,603	$(52,241)	$(54,414)	$(71,036)

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

The following table summarizes the fair values of our derivative instruments presented on a gross basis, as well as the locations of these instruments on our Condensed Consolidated Balance Sheets as of the dates presented:

		June 30, 2019		December 31, 2018
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$7,182	$14,203	$34,932	$991
Commodity contracts	Derivative assets/liabilities – noncurrent	2,756	2,201	10,100	—
		$9,938	$16,404	$45,032	$991

As of June 30, 2019, we reported net commodity derivative liabilities of $6.5 million. The contracts associated with this position are with eight counterparties, all of which are investment grade financial institutions and are participants in the Credit Facility. This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

6.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	June 30,	December 31,
	2019	2018
Oil and gas properties:
Proved	$1,224,547	$1,037,993
Unproved	66,419	63,484
Total oil and gas properties	1,290,966	1,101,477
Other property and equipment	24,588	20,383
Total properties and equipment	1,315,554	1,121,860
Accumulated depreciation, depletion and amortization	(276,867)	(193,866)
	$1,038,687	$927,994

Unproved property costs of $66.4 million and $63.5 million have been excluded from amortization as of June 30, 2019 and December 31, 2018, respectively. An additional $4.2 million and $0.3 million of costs, associated with wells in-progress for which we had not previously recognized any proved undeveloped reserves, were excluded from amortization as of June 30, 2019 and December 31, 2018. We transferred less than $0.1 million and $5.6 million of undeveloped leasehold costs associated with acreage unlikely to be drilled or associated with proved undeveloped reserves, including capitalized interest, from unproved properties to the full cost pool during the six months ended June 30, 2019 and 2018, respectively. We capitalized internal costs of $2.2 million and $1.6 million and interest of $2.2 million and $4.7 million during the six months ended June 30, 2019 and 2018, respectively, in accordance with our accounting policies. Average depreciation, depletion and amortization per barrel of oil equivalent of proved oil and gas properties was $17.49 and $15.36 for the six months ended June 30, 2019 and 2018, respectively.

7.	Long-Term Debt
The following table summarizes our debt obligations as of the dates presented:

	June 30, 2019		December 31, 2018
	Principal	Unamortized Discount and Deferred Issuance Costs [1,2]	Principal	Unamortized Discount and Deferred Issuance Costs [1,2]
Credit facility	$340,000		$321,000
Second lien term loan	200,000	$8,524	200,000	$9,625
Totals	540,000	$8,524	521,000	$9,625
Less: Unamortized discount	(2,795)		(3,159)
Less: Unamortized deferred issuance costs	(5,729)		(6,466)
Long-term debt, net	$531,476		$511,375

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
Credit Facility
The Credit Facility provides a $1.0 billion revolving commitment and $500 million borrowing base and a $25 million sublimit for the issuance of letters of credit. In May 2019, the borrowing base was increased to $500 million from $450 million pursuant to the Borrowing Base Increase Agreement and Amendment No. 6 to the Credit Agreement (the “Sixth Amendment”). In the six months ended June 30, 2019, we incurred and capitalized approximately $2.5 million of issue and other costs associated with the Sixth Amendment. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes, including working capital. We had $0.4 million in letters of credit outstanding as of June 30, 2019 and December 31, 2018.
In connection with the Sixth Amendment, maturity of the Credit Facility was extended to May 2024 from September 2020; provided that in June 2022, unless we have either extended the maturity date of our $200 million Second Lien Credit Agreement dated as of September 29, 2017 (the “Second Lien Facility”) described below to a date that is at least 91 days after the extended maturity date of May 2024 or have repaid our Second Lien Facility in full, the maturity date of the Credit Facility will mean June 2022. Prior to entry into the Sixth Amendment, we received consent from requisite lenders of our Second Lien Facility to extend the maturity of our Credit Facility to May 2024.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 0.50% to 1.50% (2.00% to 3.00% prior to May 2019), determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate (“LIBOR”) plus an applicable margin ranging from 1.50% to 2.50% (3.00% to 4.00% prior to May 2019), determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of June 30, 2019, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 4.42%. Unused commitment fees are charged at a rate of 0.375% to 0.50%, depending upon utilization.
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
In connection with the Sixth Amendment and effective May 2019, the Credit Facility requires us to maintain (1) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset), measured as of the last day of each fiscal quarter of 1.00 to 1.00 and (2) a maximum leverage ratio (consolidated indebtedness to adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses), both as defined in the Credit Facility, measured as of the last day of each fiscal quarter of 4.00 to 1.00.

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
As of June 30, 2019, and through the date upon which the Condensed Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Credit Facility.
Second Lien Facility
On September 29, 2017, we entered into the Second Lien Facility. We received net proceeds of $187.8 million from the Second Lien Facility net of an original issue discount (“OID”) of $4.0 million and issue costs of $8.2 million. The proceeds from the Second Lien Facility were used to fund a significant acquisition and related fees and expenses. The maturity date under the Second Lien Facility is September 29, 2022.
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. As of June 30, 2019, the actual interest rate of outstanding borrowings under the Second Lien Facility was 9.41%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34%, resulting in an effective interest rate of 9.89%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three-month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
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
As of June 30, 2019, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Second Lien Facility.

8.	Income Taxes
We recognized a federal and state income tax expense for the six months ended June 30, 2019 at the blended rate of 21.6%. The federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 5.8%, which related to Texas deferred tax expense. The effect of the valuation allowance, as well as a reclassification of $1.2 million from deferred tax assets to the current income tax receivable for refundable alternative minimum tax (“AMT”) credit carryforwards, was to adjust our deferred tax asset to a deferred tax liability position $0.1 million as of June 30, 2019. We recognized a federal income tax expense for the six months ended June 30, 2018 at the blended rate of 21.6% which was similarly offset by a valuation allowance against our net deferred tax assets. We recorded an adjustment of $0.2 million to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 2.1%. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, due primarily to cumulative losses.
We had no liability for unrecognized tax benefits as of June 30, 2019. There were no interest and penalty charges recognized during the periods ended June 30, 2019 and 2018. Tax years from 2014 forward remain open to examination by the major taxing jurisdictions to which the Company is subject; however, net operating losses originating in prior years are subject to examination when utilized.

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
The following table summarizes the components of our total lease cost for the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2019
Operating lease cost	$194	$357
Short-term lease cost	11,484	23,055
Variable lease cost	5,548	10,643
Less: Amounts charged as drilling costs [1]	(10,790)	(21,641)
Total lease cost recognized in the Condensed Consolidated Statement of Operations [2]	$6,436	$12,414
___________________

[1]
Represents the combined gross amounts paid and (i) capitalized as drilling costs for our working interest share and (ii) billed to joint interest partners for their working interest share for short-term leases of operated drilling rigs.

[2]
Includes $2.9 million and $5.0 million recognized in Gathering, processing and transportation, $3.3 million and $7.1 million recognized in Lease operating and $0.2 million and $0.4 million recognized in G&A for the three and six months ended June 30, 2019, respectively.

The following table summarizes supplemental cash flow information related to leases for the six months ended June 30, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$221
ROU assets obtained in exchange for lease obligations:
Operating leases [1]	$3,325

___________________
1    Includes $2.5 million recognized upon adoption of ASC Topic 842 and $0.8 million obtained during the six months ended June 30, 2019.
The following table summarizes supplemental balance sheet information related to leases as of June 30, 2019:

ROU assets - operating leases	$3,059

Current operating lease obligations	$874
Noncurrent operating lease obligations	2,545
Total operating lease obligations	$3,419

Weighted-average remaining lease term
Operating leases	4.6 Years

Weighted-average discount rate
Operating leases	5.97%

Maturities of operating lease obligations for the years ending December 31,
2019	$437
2020	846
2021	830
2022	834
2023	833
2024 and thereafter	139
Total undiscounted lease payments	3,919
Less: imputed interest	(500)
Total operating lease obligations	$3,419

10.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	June 30,	December 31,
	2019	2018
Other current assets:
Tubular inventory and well materials	$3,733	$4,061
Prepaid expenses	1,000	1,064
	$4,733	$5,125
Other assets:
Deferred issuance costs of the Credit Facility	$4,308	$2,437
Right-of-use assets – operating leases	3,059	—
Other	45	44
	$7,412	$2,481
Accounts payable and accrued liabilities:
Trade accounts payable	$15,712	$16,507
Drilling costs	39,831	22,434
Royalties and revenue – related	43,903	51,212
Production, ad valorem and other taxes	5,236	2,418
Compensation – related	3,295	4,489
Interest	673	670
Current operating lease obligations	874	—
Other	2,469	5,970
	$111,993	$103,700
Other liabilities:
Asset retirement obligations	$4,497	$4,314
Noncurrent operating lease obligations	2,545	—
Defined benefit pension obligations	802	857
Postretirement health care benefit obligations	392	362
	$8,236	$5,533

11.	Fair Value Measurements
We apply the authoritative accounting provisions included in GAAP for measuring the fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and our Credit Facility and Second Lien Facility borrowings. As of June 30, 2019, the carrying values of all of these financial instruments approximated fair value.

Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	June 30, 2019
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$7,182	$—	$7,182	$—
Commodity derivative assets – noncurrent	$2,756	$—	$2,756	$—
Liabilities:
Commodity derivative liabilities – current	$(14,203)	$—	$(14,203)	$—
Commodity derivative liabilities – noncurrent	$(2,201)	$—	$(2,201)	$—

	December 31, 2018
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$34,932	$—	$34,932	$—
Commodity derivative assets - noncurrent	$10,100	$—	$10,100	$—
Liabilities:
Commodity derivative liabilities – current	$(991)	$—	$(991)	$—
Commodity derivative liabilities – noncurrent	$—	$—	$—	$—

Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during the six months ended June 30, 2019 and 2018.
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
Excluding the potential impact of the effects of price escalation from commodity price changes, the minimum fee requirements attributable to the MVC under the gathering and transportation agreement are as follows: $6.3 million for the remainder of 2019, $13.0 million per year for 2020 through 2025, $7.4 million for 2026, $3.8 million per year for 2027 through 2030 and $2.2 million for 2031.
Drilling, Completion and Other Commitments
As of June 30, 2019, we had contractual commitments on a pad-to-pad basis for two drilling rigs. Additionally, we have a one-year agreement, effective January 1, 2019, which can be terminated with 60 days’ notice by either party, to utilize of certain frac services. In the absence of any potential early termination, we have an obligation of $9.9 million associated with the remaining minimum daily utilization commitment.
Legal and Regulatory
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of June 30, 2019, we had a reserve in the amount of $0.3 million included in “Accounts payable and accrued liabilities” for the estimated settlement of disputes with partners regarding certain transactions that occurred in prior years. As of June 30, 2019, we had AROs of approximately $4.5 million attributable to the plugging of abandoned wells.
13.    Shareholders’ Equity
The following tables summarize the components of our shareholders’ equity and the changes therein as of and for the six months ended June 30, 2019 and 2018.

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance as of December 31, 2018	$151	$197,630	$249,492	$82	$447,355
Net loss	—	—	(38,697)	—	(38,697)
Cumulative effect of change in accounting principle [1]	—	—	(94)	—	(94)
All other changes [2]	—	381	—	(1)	380
Balance as of March 31, 2019	$151	$198,011	$210,701	$81	$408,944
Net income	—	—	51,625	—	51,625
All other changes [2]	—	986	—	(1)	985
Balance as of June 30, 2019	$151	$198,997	$262,326	$80	$461,554
_______________________

[1]	Attributable to the adoption of ASC Topic 842 as of January 1, 2019 (see Note 9).
2 Includes equity-classified share-based compensation of $2.1 million during the six months ended June 30, 2019. During the six months ended June 30, 2019, 26,671 shares of common stock were issued in connection with the vesting of certain time-vested restricted stock units (“RSUs”), net of shares withheld for income taxes.

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance as of December 31, 2017	$150	$194,123	$27,366	$—	$221,639
Net income	—	—	10,295	—	10,295
Cumulative effect of change in accounting principle [1]	—	—	(2,659)	—	(2,659)
All other changes [2]	1	988	—	—	989
Balance as of March 31, 2018	$151	$195,111	$35,002	$—	$230,264
Net loss	—	—	(2,521)	—	(2,521)
All other changes [2]	—	869	—	—	869
Balance as of June 30, 2018	$151	$195,980	$32,481	$—	$228,612
_______________________

[1]
Reflects a write-off for certain accounts receivable attributable to natural gas imbalances accounted for under the entitlements method prior to January 1, 2018, in connection with the adoption of ASC Topic 606, Revenues from Contracts with Customers.

2 Includes equity-classified share-based compensation of $2.5 million during the six months ended June 30, 2018. During the six months ended June 30, 2018, 38,115 and 1,495 shares of common stock were issued in connection with the vesting of certain RSUs and performance restricted stock units (“PRSUs”), net of shares withheld for income taxes, respectively.

14.	Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We recognize share-based compensation expense related to our share-based compensation plans as a component of G&A expenses in our Condensed Consolidated Statements of Operations.
We reserved a total of 1,424,600 shares of common stock for issuance under the Penn Virginia Corporation Management Incentive Plan for share-based compensation awards. A total of 348,572 RSUs and 98,526 PRSUs have been granted to employees and directors as of June 30, 2019.
We recognized $1.0 million and $2.1 million of expense attributable to the RSUs and PRSUs for the three and six months ended June 30, 2019, respectively, and $0.9 million and $2.5 million for the three and six months ended June 30, 2018, respectively. Approximately $0.6 million of the expense for the six months ended June 30, 2018 was attributable to the accelerated vesting of certain awards of our former Executive Chairman upon his retirement. We also paid him $0.3 million for certain transition and support services during this period in connection with his retirement.
In the six months ended June 30, 2018, we granted 17,456 RSUs to certain employees with an average grant-date fair value of $43.43 per RSU. A total of 1,132 equity awards were granted during the six months ended June 30, 2019 with an average grant-date fair value of $43.06. The RSUs are being charged to expense on a straight-line basis over a range of four to five years. In the six months ended June 30, 2019 and 2018, 26,671 and 38,115 shares were issued upon vesting/settlement of equity awards, net of shares withheld for income taxes, respectively.
No PRSUs were granted during the six months ended June 30, 2019 or 2018. In the six months ended June 30, 2018, 1,495 shares were issued upon vesting/settlement of equity awards, net of shares withheld for income taxes. The PRSUs were granted collectively in two to three separate tranches with individual three-year performance periods beginning in January 2017, 2018 and 2019, respectively. Vesting of the PRSUs can range from zero to 200 percent of the original grant based on the performance of our common stock relative to an industry index. Due to their market condition, the PRSUs are being charged to expense using graded vesting over a maximum of five years. The fair value of each PRSU award was estimated on their applicable grant date using a Monte Carlo simulation with a range of $47.70 to $65.28 per PRSU. Expected volatilities were based on historical volatilities and range from 59.63% to 62.18%. A risk-free rate of interest with a range of 1.44% to 1.51% was utilized, which is equivalent to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill commensurate with the longest remaining performance measurement period for each tranche. We assumed no payment of dividends during the performance periods.
Other Benefit Plans
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized $0.1 million and $0.3 million of expense attributable to the 401(k) Plan for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively. The charges for the 401(k) Plan are recorded as a component of “G&A expenses” in our Condensed Consolidated Statements of Operation.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited number of former employees, all of whom retired prior to 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three and six months ended June 30, 2019 and 2018. The charges for these plans are recorded as a component of “Other income (expense)” in our Condensed Consolidated Statements of Operation.

15.	Interest Expense
The following table summarizes the components of interest expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest on borrowings and related fees	$9,304	$7,730	$19,015	$13,778
Accretion of original issue discount [1]	183	168	363	333
Amortization of debt issuance costs	644	680	1,385	1,311
Capitalized interest	(1,075)	(2,428)	(2,229)	(4,671)
	$9,056	$6,150	$18,534	$10,751

___________________

[1]	Attributable to the Second Lien Facility (see Note 7).

16.	Earnings per Share
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) - basic and diluted	$51,625	$(2,521)	$12,928	$7,774

Weighted-average shares – basic	15,106	15,058	15,102	15,050
Effect of dilutive securities [1]	56	—	72	121
Weighted-average shares – diluted	15,162	15,058	15,174	15,171

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

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	risks related to potential and completed acquisitions, including related costs and our ability to realize their expected benefits;

•	our ability to satisfy our short-term and long-term liquidity needs, including our inability to generate sufficient cash flows from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs;

•	negative events or publicity adversely affecting our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	plans, objectives, expectations and intentions contained in this report that are not historical;

•	our ability to execute our business plan in volatile and depressed commodity price environments;

•	the decline in and volatility of expected and realized commodity prices for oil, natural gas liquids, or NGLs, and natural gas;

•	our ability to develop, explore for, acquire and replace oil and gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	our ability to meet guidance, market expectations and internal projections, including type curves;

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of oil, NGLs and natural gas;

•	our ability to contract for drilling rigs, frac crews, materials, supplies and services at reasonable costs;

•	our ability to renew or replace expiring contracts on acceptable terms;

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
The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its consolidated subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part I, Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. References to “quarters” represent the three months ended June 30, 2019 or 2018, as applicable.
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
Industry Environment and Recent Operating and Financial Highlights
Crude oil prices increased moderately throughout the first half of 2019, rising from levels in the upper $40 per barrel range at the beginning of the year and into the lower $60 per barrel range in April and May before falling back to the upper $50 per barrel range by the end of June 2019 due primarily to domestic and global supply and demand dynamics. While impacting us to a lesser extent, NGL and natural gas pricing has steadily declined from year-end 2018 levels due primarily to excess domestic supply.
Since February 2019, we have contracted for our drilling rigs on a pad-to-pad basis and the day rates charged for these services have remained relatively unchanged through the first half of 2019 while related casing costs have declined. While we have a minimum utilization commitment for dedicated frac services, certain component stimulation product and service costs have also declined in the first half of 2019. For the balance of the year, we anticipate that both drilling day rate and stimulation costs will decline. Costs incurred for most oilfield products and services associated with operating our properties remained relatively stable during the first half of 2019 and are anticipated to remain as such for the second half of 2019 with moderate declines in certain costs consistent with recent industry experience.
Pursuant to an amendment to our crude oil gathering agreement with Republic Midstream, LLC, or Republic, that was entered into in 2016, the volumetric rate for such service is scheduled to increase effective August 1, 2019. Accordingly, we expect to incur higher Gathering, processing and transportation expenses, or GPT, in future periods on a per unit and absolute basis.
As discussed in further detail in Notes 2 and 9 to the Condensed Consolidated Financial Statements, we have adopted Accounting Standards Codification Topic 842, Leases, or ASC Topic 842, effective January 1, 2019. We adopted ASC Topic 842 utilizing the optional transition approach.
The following summarizes our key operating and financial highlights for the three months ended June 30, 2019, with comparison to the three months ended March 31, 2019. The year-over-year highlights for the quarter and six-month periods are addressed in further detail under Financial Condition and Results of Operations that follow.

•
Daily production increased approximately 13 percent to 27,845 barrels of oil equivalent per day, or BOEPD, from 24,692 BOEPD due primarily to the timing of wells turned to sales, which included eight gross (7.3 net) wells turned to sales in the second quarter of 2019 compared to nine gross (7.8 net) wells turned to sales in the first quarter of 2019, including four gross (4.0 net) wells turned to sales in mid-March 2019. Total production increased to 2,534 thousand barrels of oil equivalent, or MBOE, from 2,222 MBOE.

•
Product revenues increased approximately 17 percent to $122.8 million from $104.6 million due primarily to 10 percent higher crude oil volume and nine percent higher crude oil prices. Lower NGL revenues were due to a 49 percent decrease in price partially offset by a 23 percent increase in volume. Higher natural gas revenues were due to a 27 percent increase in volume partially offset by a three percent decrease in prices.

•
Production and lifting costs (consisting of Lease operating expenses, or LOE, and GPT) increased on an absolute basis to $16.8 million from $14.9 million due primarily to higher volume. Production and lifting costs decreased on a per unit basis to $6.62 per barrel of oil equivalent, or BOE, from $6.72 per BOE due primarily to the effects of higher volume and more efficient chemical utilization, improved water disposal subsequent to facility repairs and lower gas lift and compression costs.

•
Production and ad valorem taxes increased on an absolute and per unit basis to $7.6 million and $2.99 per BOE from $5.7 million and $2.56 per BOE, respectively, due to higher production, the effect of higher overall product pricing and higher estimated valuations for ad valorem tax assessments.

•
General and administrative, or G&A, expenses decreased on an absolute and per unit basis to $6.2 million and $2.46 per BOE from $7.1 million and $3.18 per BOE, respectively, due primarily to substantially lower costs associated with the termination of the merger with Denbury in the second quarter of 2019 when compared to the first quarter of 2019.

•
Depreciation, depletion and amortization, or DD&A, increased on an absolute basis to $44.3 million from $38.9 million due primarily to higher volume. DD&A decreased marginally on a per unit basis to $17.48 per BOE from $17.49 per BOE.

•	Operating income increased to $47.9 million from $38.7 million due to the combined impact of the matters noted in the bullets above.
The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
Total production (MBOE)	2,534	2,222	2,020	4,756	3,473
Average daily production (BOEPD)	27,845	24,692	22,200	26,278	19,189
Crude oil production (MBbl)	1,821	1,652	1,498	3,473	2,625
Crude oil production as a percent of total	72%	74%	74%	73%	76%
Product revenues	$122,823	$104,637	$111,161	$227,460	$188,155
Crude oil revenues	$114,031	$94,812	$101,716	$208,843	$172,974
Crude oil revenues as a percent of total	93%	91%	92%	92%	92%
Realized prices:
Crude oil ($ per Bbl)	$62.63	$57.39	$67.89	$60.14	$65.89
NGLs ($ per Bbl)	$9.01	$17.60	$20.54	$12.85	$19.56
Natural gas ($ per Mcf)	$2.72	$2.79	$2.58	$2.75	$2.70
Aggregate ($ per BOE)	$48.47	$47.08	$55.02	$47.82	$54.17
Prices adjusted for derivatives:
Crude oil ($ per Bbl)	$58.07	$60.05	$59.61	$59.02	$58.28
Aggregate ($ per BOE)	$45.20	$49.06	$48.89	$47.00	$48.42
Production and lifting costs:
Lease operating ($ per BOE)	$4.09	$4.95	$4.32	$4.49	$4.61
Gathering, processing and transportation ($ per BOE)	$2.53	$1.77	$2.26	$2.17	$2.28
Production and ad valorem taxes ($ per BOE)	$2.99	$2.56	$2.87	$2.79	$2.85
General and administrative ($ per BOE) [1]	$2.46	$3.18	$2.63	$2.80	$3.40
Depreciation, depletion and amortization ($ per BOE)	$17.48	$17.49	$15.48	$17.49	$15.36
Capital expenditure program costs [2]	$90,872	$101,288	$125,035	$192,160	$209,263
Cash provided by operating activities [3]	$85,103	$69,259	$81,736	$154,362	$120,418
Cash paid for capital expenditures [4]	$89,455	$86,486	$123,511	$175,941	$201,350
Cash and cash equivalents at end of period	$12,796	$4,655	$11,521	$12,796	$11,521
Debt outstanding at end of period, net	$531,476	$515,919	$432,824	$531,476	$432,824
Credit available under credit facility at end of period	$159,600	$124,600	$95,745	$159,600	$95,745
Net development wells drilled and completed	7.3	7.8	16.9	15.1	26.9
__________________________________________________________________________________

[1]
Includes combined amounts of $0.43, $0.79 and $0.46 per BOE for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively, and $0.60 and $0.92 for the six months ended June 30, 2019 and 2018, respectively, attributable to equity-classified share-based compensation and significant special charges, including acquisition, divestiture and strategic transaction and other costs, as described in the discussion of “Results of Operations - General and Administrative” that follows.

[2]	Includes amounts accrued and excludes capitalized interest and capitalized labor.

[3]
Includes net cash received (paid) for derivative settlements of $(8.3) million, $4.4 million and $(12.4) million for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively, and $(3.9) million and $(20.0) million for the six months ended June 30, 2019 and 2018, respectively. Reflects changes in operating assets and liabilities of $8.4 million, $(6.5) million and $11.4 million for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively, and $1.9 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively.

[4]	Represents actual cash paid for capital expenditures including capitalized interest and capitalized labor.

Key Developments
The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows:
Production and Development Plans
Total production for the second quarter of 2019 was 2,534 MBOE, or 27,845 barrels of oil equivalent per day, or BOEPD, with approximately 72 percent, or 1,821 MBOE, of production from crude oil, 15 percent from NGLs and 13 percent from natural gas.
We drilled and turned eight gross (7.3 net) wells to sales during the second quarter of 2019. Subsequent to June 30, 2019, we drilled and turned an additional eight gross (7.1 net) wells to sales. As of August 2, 2019, we were drilling five gross (4.4 net) wells with two operated drilling rigs and two gross (1.9 net) wells were completing.
As of August 2, 2019, we had approximately 98,500 gross (84,400 net) acres in the Eagle Ford, net of expirations. Approximately 92 percent of our acreage is held by production and substantially all is operated by us.
Amendment to Credit Facility
In May 2019, we entered into the Borrowing Base Increase Agreement and Amendment No. 6 to the Credit Agreement, or the Sixth Amendment, increasing the lender commitment under our credit agreement, or Credit Facility, to $1.0 billion from $450 million and the borrowing base to $500 million from $450 million and extending the maturity to May 2024 from September 2020 (subject to certain conditions as described in Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and the discussion of Capitalization within Financial Condition that follows) among other things. In addition, the applicable margin ranges associated with borrowings applicable to the Credit Facility were each reduced by 150 basis points. We incurred and capitalized approximately $2.5 million of issue and other costs associated with the Sixth Amendment.
Commodity Hedging Program
We have hedged a portion of our estimated future crude oil production from July 2019 through the end of 2020 with a mix of West Texas Intermediate, or WTI-, Light Louisiana Sweet, or LLS- and Magellan East Houston, or MEH- indexed swaps. We are currently unhedged with respect to NGL and natural gas production. The following table summarizes our hedge positions for the periods presented:

	WTI Volumes	WTI Average Swap Price	LLS Volumes	LLS Average Swap Price	MEH Volumes	MEH Average Swap Price
	(Barrels per day)	($ per barrel)	(Barrels per day)	($ per barrel)	(Barrels per day)	($ per barrel)
Q3 - Q4 2019	7,400	$55.70	5,000	$59.17	$1,000	$64.00
2020	7,000	$54.94	—	—	2,000	$61.03
Executive Transition
On July 1, 2019, the Company and Steven A. Hartman, the Company’s Senior Vice President, Chief Financial Officer and Treasurer, or SVP and CFO, mutually agreed that he will separate from the Company, with his last day of employment to be December 31, 2019 or such earlier date as requested by the Company, or the Separation Date. In connection with Mr. Hartman’s departure, we entered into a separation and transition agreement, or the Transition Agreement. Under the Transition Agreement, Mr. Hartman has agreed to continue his employment with the Company through the Separation Date in exchange for certain separation pay and benefits, including the accelerated vesting of certain share-based compensation awards upon the Separation Date, subject to various terms and conditions. In connection with the Transition Agreement and the search for a new chief financial officer, we will incur incremental G&A costs during the second half of 2019.
Termination of Merger Agreement with Denbury
On March 21, 2019, we and Denbury Resources Inc., or Denbury, entered into a Termination Agreement, or the Termination Agreement, under which the parties mutually agreed to terminate our previously announced merger agreement.
Subject to limited customary exceptions, the Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction. We incurred a total of $0.8 million of incremental costs associated with the merger transaction as well as the Termination Agreement during the six months ended June 30, 2019. These costs are included in the G&A caption in our Condensed Consolidated Statement of Operations.

Financial Condition
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. The Credit Facility provides us with up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is $500.0 million. As of August 2, 2019, we had $152.6 million available under the Credit Facility.
Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. In order to mitigate this volatility, we entered into derivative contracts with a number of financial institutions, all of which are participants in the Credit Facility, hedging a portion of our estimated future crude oil production through the end of 2020. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.
Capital Resources
Under our capital program for 2019, we anticipate capital expenditures, excluding acquisitions, to total between $335 million and $355 million for 2019 with approximately 96 percent of capital being directed to drilling and completions on our Eagle Ford acreage. We plan to fund our 2019 capital spending primarily with cash from operating activities and, if necessary, borrowings under the Credit Facility. Based upon current price and production expectations for 2019, we believe that our cash from operating activities and borrowings under our Credit Facility will be sufficient to fund our operations through year-end 2019; however, future cash flows are subject to a number of variables and significant additional capital expenditures may be required to more fully develop our properties. For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash on Hand and Cash From Operating Activities. As of August 2, 2019, we had approximately $1 million of cash on hand. For additional information and an analysis of our historical cash from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the three and six months ended June 30, 2019, we borrowed $15.0 million and $19.0 million, respectively, net of repayments, under the Credit Facility. For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended June 30, 2019	$340,055	$345,000	5.05%
Six months ended June 30, 2019	$329,652	$345,000	5.51%
Proceeds from Sales of Assets. For additional information and an analysis of our historical proceeds from sales of assets, see the “Cash Flows” discussion that follows.
Capital Market Transactions. From time-to-time and under market conditions that we believe are favorable to us, we may consider capital market transactions, including the offering of debt and equity securities.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities
Operating cash flows, net of working capital changes	$177,117	$150,502
Crude oil derivative settlements paid, net	(3,907)	(19,977)
Interest payments, net of amounts capitalized	(16,784)	(8,953)
Acquisition, divestiture and strategic transaction costs paid	(1,985)	(462)
Reorganization-related administration fees and costs paid	(79)	(442)
Consulting costs paid to former Executive Chairman	—	(250)
Net cash provided by operating activities	154,362	120,418
Cash flows from investing activities
Acquisitions, net	—	(86,835)
Capital expenditures	(175,941)	(201,350)
Proceeds from sales of assets, net	29	2,525
Net cash used in investing activities	(175,912)	(285,660)
Cash flows from financing activities
Proceeds from credit facility borrowings, net	19,000	166,500
Debt issuance costs paid	(2,518)	(754)
Net cash provided by financing activities	16,482	165,746
Net increase (decrease) in cash and cash equivalents	$(5,068)	$504
Cash Flows from Operating Activities. The increase of approximately $34 million in net cash from operating activities for the six months ended June 30, 2019 compared to the corresponding period in 2018 was primarily attributable to: (i) higher production volume in the 2019 period despite lower overall product pricing, (ii) lower net payments of derivative settlements in the 2019 period, (iii) two months of incremental net operating cash inflows from the acquisition of oil and gas assets from Hunt Oil Company, or the Hunt Acquisition, which was completed on March 1, 2018, (iv) lower payments in the 2019 period for reorganization-related administration costs and (v) the absence in the 2019 period of consulting costs paid to our former Executive Chairman that were paid in 2018 period. These items were partially offset by higher interest payments due to greater outstanding borrowings in the 2019 period and higher costs paid for acquisition, divestiture and strategic transaction costs in the 2019 period, including costs associated with the terminated merger transaction with Denbury.
Cash Flows from Investing Activities. As illustrated in the tables below, our cash payments for capital expenditures were lower during the 2019 period as compared to the 2018 period, due primarily to the employment of two drilling rigs through most of the first half of 2019 during which time we drilled and completed 15.1 net wells. We employed three drilling rigs during most of the comparable period in 2018 during which time we drilled and completed 26.9 net wells. Despite the lower overall well count, a substantially higher number of the net wells in the 2019 period as compared to the 2018 period were higher-cost extended reach laterals, or XRLs. In the 2018 period, we paid a total of $87.9 million for the Hunt Acquisition and received a total of $1.1 million in connection with the final settlement of a 2017 acquisition transaction. In addition, we received proceeds of $1.8 million in the 2018 period attributable to the sales of: (i) undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana, (ii) certain undeveloped deep leasehold rights in Oklahoma, (iii) certain pipeline assets in our former Marcellus Shale operating region and (iv) scrap tubular and well materials. We also received a deposit of $0.7 million in June 2018 in connection with the Mid-Continent divestiture.
The following table sets forth costs related to our capital expenditures program for the periods presented:

	Six Months Ended
	June 30,	June 30,
	2019	2018
Drilling and completion	$185,649	$202,848
Lease acquisitions and other land-related costs	1,383	2,886
Pipeline, gathering facilities and other equipment, net	4,817	3,344
Geological and geophysical (seismic) costs	311	185
	$192,160	$209,263

The following table reconciles the total costs of our capital expenditures program with the net cash paid for capital expenditures as reported in our Condensed Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended
	June 30,	June 30,
	2019	2018
Total capital expenditures program costs (from above)	$192,160	$209,263
Increase in accrued capitalized costs	(17,397)	(12,231)
Less:
Transfers from tubular inventory and well materials	(3,458)	(4,006)
Sales and use tax refunds received and applied to property accounts	(2,855)	(644)
Other, net	(32)	—
Add:
Tubular inventory and well materials purchased in advance of drilling	3,130	2,677
Capitalized internal labor	2,164	1,620
Capitalized interest	2,229	4,671
Total cash paid for capital expenditures	$175,941	$201,350
Cash Flows from Financing Activities. The 2019 period includes borrowings of $32.0 million and repayments of $13.0 million under the Credit Facility which were used to fund a portion of our capital program. The 2018 period includes borrowings of $166.5 million under the Credit Facility, a substantial portion of which was used to fund the Hunt Acquisition. We also paid $2.5 million and $0.8 million of debt issue costs in the 2019 and 2018 periods, respectively, in connection with amendments to the Credit Facility.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	June 30,	December 31,
	2019	2018
Credit facility	$340,000	$321,000
Second lien term loan, net	191,476	190,375
Total debt, net	531,476	511,375
Shareholders’ equity	461,554	447,355
	$993,030	$958,730
Debt as a % of total capitalization	54%	53%
Credit Facility. The Credit Facility provides for a $1.0 billion revolving commitment and $500 million borrowing base and a $25 million sublimit for the issuance of letters of credit. The availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes including working capital. We had $0.4 million in letters of credit outstanding as of June 30, 2019 and December 31, 2018, respectively.
The Credit Facility is scheduled to mature in May 2024; provided that in June 2022, unless we have either extended the maturity date of our $200 million Second Lien Credit Agreement dated as of September 29, 2017, or the Second Lien Facility, to a date that is at least 91 days after the extended maturity date of May 2024 or have repaid our Second Lien Facility in full, the maturity date of the Credit Facility will mean June 2022.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 0.50% to 1.50% (2.00% to 3.00% prior to May 2019), determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% (3.00% to 4.00% prior to May 2019), determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of June 30, 2019, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 4.42%. Unused commitment fees are charged at a rate of 0.375% to 0.50% depending upon utilization.

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
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. As of June 30, 2019, the actual interest rate on the Second Lien Facility was 9.41%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three month intervals if we select a six month interest period), at our election and is computed on the basis of a year of 360 days. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during year one, a customary “make-whole” premium; during year two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during years one and two, 102% of the amount being prepaid; during year three, 101% of the amount being prepaid; and thereafter, no premium.
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
As of June 30, 2019, we were in compliance with all of the covenants under the Credit Facility and the Second Lien Facility.
Reference Rate Reform. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At the present time, the Credit Facility and Second Lien Facility are contractually subject to LIBOR rates and both have terms that extend beyond 2021. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.

Results of Operations
Production
The following tables set forth a summary of our total and average daily production volumes by product and geographic region for the periods presented:

	Total Production			Average Daily Production
	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Crude oil (MBbl and BOPD)	1,821	1,498	323	20,007	16,465	3,542
NGLs (MBbl and BOPD)	389	269	120	4,272	2,960	1,312
Natural gas (MMcf and MMcfpd)	1,947	1,515	432	21	17	4
Total (MBOE and BOEPD)	2,534	2,020	514	27,845	22,200	5,645

	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
	(MBOE)			(BOEPD)
South Texas	2,534	1,952	582	27,845	21,451	6,394
Mid-Continent [1]	—	68	(68)	—	749	(749)
	2,534	2,020	514	27,845	22,200	5,645

	Six Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Crude oil (MBbl and BOPD)	3,473	2,625	848	19,185	14,505	4,680
NGLs (MBbl and BOPD)	704	434	270	3,890	2,395	1,495
Natural gas (MMcf and MMcfpd)	3,478	2,486	992	19	14	5
Total (MBOE and BOEPD)	4,756	3,473	1,283	26,278	19,189	7,089

	Six Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
	(MBOE)			(BOE per day)
South Texas	4,756	3,335	1,421	26,278	18,427	7,851
Mid-Continent [1]	—	138	(138)	—	762	(762)
	4,756	3,473	1,283	26,278	19,189	7,089
_______________________
1 Mid-Continent operations were sold on July 31, 2018.
Total production increased 25 percent and 37 percent during the three and six month periods in 2019, respectively, due primarily to more productive and higher working interest wells, including XRLs, turned to sales in the second half of 2018 through the second quarter of 2019 when compared to the corresponding periods in the second half of 2017 through the second quarter of 2018 as well as incremental production from the Hunt Acquisition. Crude oil production increased 22 percent and 32 percent during the three and six month periods in 2019, respectively. These increases were partially offset by the effect of the divestiture in July 2018 of our former Mid-Continent operations, as well as natural production declines from our more mature Eagle Ford wells.
Approximately 72 percent and 73 percent of total production during the three and six month periods in 2019 was attributable to crude oil when compared to approximately 74 percent and 76 percent during the corresponding periods in 2018. The modest decline in the crude oil composition of total production was due primarily to a higher gas to oil ratio experienced with certain of our recently drilled wells in the southeastern portion of our acreage holdings. During the three and six month periods in 2019, we turned eight gross (7.3 net) wells and 17 gross (15.1 net) wells to sales, respectively, compared to 20 gross (16.9 net) wells and 33 gross (26.9 net) wells during the corresponding periods in 2018. As previously mentioned, a substantially higher number of the net wells in the 2019 period consisted of XRLs.

Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Total Product Revenues			Product Revenues per Unit of Volume
	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
				($ per unit of volume)
Crude oil	$114,031	$101,716	$12,315	$62.63	$67.89	$(5.26)
NGLs	3,502	5,533	(2,031)	$9.01	$20.54	$(11.53)
Natural gas	5,290	3,912	1,378	$2.72	$2.58	$0.14
Total	$122,823	$111,161	$11,662	$48.47	$55.02	$(6.55)

	Three Months Ended		2019 vs. 2018	Three Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
				($ per BOE)
South Texas	$122,823	$109,544	$13,279	$48.47	$56.12	$(7.65)
Mid-Continent [1]	—	1,617	(1,617)	$—	$23.71	$(23.71)
	$122,823	$111,161	$11,662	$48.47	$55.02	$(6.55)

	Six Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
				($ per unit of volume)
Crude oil	$208,843	$172,974	$35,869	$60.14	$65.89	$(5.75)
NGLs	9,050	8,479	571	$12.85	$19.56	$(6.71)
Natural gas	9,567	6,702	2,865	$2.75	$2.70	$0.05
Total	$227,460	$188,155	$39,305	$47.82	$54.17	$(6.35)

	Six Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
				($ per BOE)
South Texas	$227,460	$184,860	$42,600	$47.82	$55.43	$(7.61)
Mid-Continent [1]	—	3,295	(3,295)	$—	$23.89	$(23.89)
	$227,460	$188,155	$39,305	$47.82	$54.17	$(6.35)
_______________________
1 Mid-Continent operations were sold on July 31, 2018.
The following table provides an analysis of the changes in our revenues for the periods presented:

	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$21,891	$(9,576)	$12,315	$55,836	$(19,967)	35,869
NGLs	2,454	(4,485)	(2,031)	5,291	(4,720)	571
Natural gas	1,116	262	1,378	2,673	192	2,865
	$25,461	$(13,799)	$11,662	$63,800	$(24,495)	$39,305
Our product revenues during the three and six month periods in 2019 increased over the corresponding periods in 2018 due primarily to approximately 22 percent and 32 percent higher crude oil volumes partially offset by eight percent and nine percent lower crude oil prices, respectively. NGL revenues declined in the three month period in 2019 due to substantially lower pricing partially offset by 45 percent higher volumes while revenues in the six month period in 2019 increased due to 62 percent higher volumes partially offset by 34 percent lower pricing. Higher natural gas revenues were primarily attributable to 29 percent and 40 percent higher volumes and the effect of marginally higher pricing during the three and six month periods in 2019, respectively. Total crude oil revenues were approximately 93 percent and 92 percent of our total revenues during the three and six month periods in 2019 as compared to 92 percent during each of the three and six month periods in 2018.

Effects of Derivatives
The following table reconciles crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Crude oil revenues, as reported	$114,031	$101,716	$12,315	$208,843	$172,974	$35,869
Derivative settlements, net	(8,301)	(12,401)	4,100	(3,907)	(19,977)	16,070
	$105,730	$89,315	$16,415	$204,936	$152,997	$51,939

Crude oil prices per Bbl	$62.63	$67.89	$(5.26)	$60.14	$65.89	$(5.75)
Derivative settlements per Bbl	(4.56)	(8.28)	3.72	(1.12)	(7.61)	6.49
	$58.07	$59.61	$(1.54)	$59.02	$58.28	$0.74
Gain on Sales of Assets
We recognize gains and losses on the sale or disposition of assets other than our oil and gas properties upon the completion of the underlying transactions. The following table sets forth the total gains recognized for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Gain on sales of assets, net	$16	$4	$12	$41	$79	$(38)
There were insignificant net gains and losses recognized during the three and six month periods in 2019 and 2018 primarily attributable to the disposition of certain support equipment, tubular inventory and well materials.
Other Revenues, net
Other revenues, net, includes fees for marketing and water disposal that we charge to third parties, net of related expenses, as well as other miscellaneous revenues and credits attributable to our current operations.
The following table sets forth the total other revenues, net recognized for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Other revenues, net	$(72)	$415	$(487)	$494	$557	$(63)
Other revenues, net decreased during each of the three and six month periods in 2019 from the corresponding periods in 2018 due primarily to certain maintenance costs incurred during the second quarter of 2019 at our water disposal facilities. These costs were partially offset by higher marketing and water disposal revenues due primarily to higher production in each of the periods in 2019 compared to the corresponding periods in 2018.
Lease Operating Expenses
LOE includes costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas-lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies, among others.
The following table sets forth our LOE for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Lease operating	$10,362	$8,730	$(1,632)	$21,366	$16,026	$(5,340)
Per unit of production ($ per BOE)	$4.09	$4.32	$0.23	$4.49	$4.61	$0.12
% change per unit of production			5.3%			2.6%
LOE increased on an absolute basis, but declined on a per unit basis during both the three and six month periods in 2019 when compared to the corresponding periods in 2018. The absolute increases were due primarily to higher production volume as discussed above, as well as the effects of two additional months of production in the 2019 six-month period attributable to the Hunt Acquisition. The higher production volume also had the effect of decreasing the overall per unit cost, particularly those costs that have a higher fixed cost component.

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
The following table sets forth our GPT expense for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Gathering, processing and transportation	$6,408	$4,574	$(1,834)	$10,337	$7,933	$(2,404)
Per unit of production ($ per BOE)	$2.53	$2.26	$(0.27)	$2.17	$2.28	$0.11
% change per unit of production			(11.9)%			4.8%
GPT expense increased on an absolute basis during the three and six month periods in 2019 when compared to the corresponding periods in 2018 due primarily to substantially higher production volumes as discussed above. Per unit costs increased in the three month period in 2019 and declined in the six month period in 2019 compared to the corresponding periods in 2018 due primarily to a shift in the mix of crude oil production sold at the wellhead with no corresponding GPT expense subsequent to the achievement of required minimum crude oil volumes transported by pipeline.
Production and Ad Valorem Taxes
Production or severance taxes represent taxes imposed by the states in which we operate for the removal of resources including crude oil, NGLs and natural gas. Ad valorem taxes represent taxes imposed by certain jurisdictions, primarily counties, in which we operate, based on the assessed value of our operating properties. The assessments for ad valorem taxes are generally based on contemporary commodity prices.
The following table sets forth our production and ad valorem taxes for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Production and ad valorem taxes
Production/severance taxes	$5,626	$5,291	$(335)	$10,556	$8,900	$(1,656)
Ad valorem taxes	1,953	504	(1,449)	2,715	987	(1,728)
	$7,579	$5,795	$(1,784)	$13,271	$9,887	$(3,384)
Per unit production ($ per BOE)	$2.99	$2.87	$(0.12)	$2.79	$2.85	$0.06
Production/severance tax rate as a percent of product revenue	4.6%	4.8%		4.6%	4.7%
Production taxes increased on an absolute basis, but declined on a per unit basis during the three and six month periods in 2019 when compared to the corresponding periods in 2018 due primarily to increased production volume despite lower overall commodity sales prices. Accruals for ad valorem taxes also increased for the 2019 periods due to a higher commodity-price based valuation assessment assumption and the effects of growing our assessable property base and increased working interests from prior year acquisition activity.
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

The following table sets forth the components of our G&A for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Primary G&A	$5,139	$4,391	$(748)	$10,442	$8,605	$(1,837)
Share-based compensation (equity-classified)	1,017	875	(142)	2,055	2,451	396
Significant special charges:
Acquisition, divestiture and strategic transaction costs	76	56	(20)	800	487	(313)
Executive retirement costs	—	—	—	—	250	250
Total G&A	$6,232	$5,322	$(910)	$13,297	$11,793	$(1,504)
Per unit of production ($ per BOE)	$2.46	$2.63	$0.17	$2.80	$3.40	$0.60
Per unit of production excluding share-based compensation and other significant special charges identified above ($ per BOE)	$2.03	$2.17	$0.14	$2.20	$2.48	$0.28
Our primary G&A expenses increased on an absolute and decreased on a per unit basis during both the three and six month periods in 2019 compared to the corresponding periods in 2018. The absolute increases are due primarily to the effects of higher payroll, benefits and support costs attributable to a higher overall employee headcount. Higher production volume had the effect of reducing G&A per unit of production during each of the 2019 three and six month periods.
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
During the first half of 2019, we incurred consulting and other costs, including legal and other professional fees primarily associated with the previously announced merger transaction with Denbury which was mutually terminated in March 2019. The 2018 period includes similar transaction costs associated with the Hunt Acquisition as well as certain costs attributable to the aforementioned retirement of our former Executive Chairman.
Depreciation, Depletion and Amortization
The following table sets forth total and per unit costs for DD&A for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
DD&A expense	$44,298	$31,273	$(13,025)	$83,168	$53,354	$(29,814)
DD&A Rate ($ per BOE)	$17.48	$15.48	$(2.00)	$17.49	$15.36	$(2.13)
DD&A increased on an absolute and per unit basis during both the three and six month periods ended in 2019 when compared to the corresponding periods in 2018. Higher production volume provided for an increase of approximately $8.0 million and $19.7 million while $5.1 million and $10.1 million was attributable to the higher DD&A rates in the 2019 periods. The higher DD&A rates in the 2019 periods are attributable to higher costs added to the full cost pool in the 2019 period.

Interest Expense
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Interest on borrowings and related fees	$9,304	$7,730	$(1,574)	$19,015	$13,778	$(5,237)
Accretion of original issue discount	183	168	(15)	363	333	(30)
Amortization of debt issuance costs	644	680	36	1,385	1,311	(74)
Capitalized interest	(1,075)	(2,428)	(1,353)	(2,229)	(4,671)	(2,442)
	$9,056	$6,150	$(2,906)	$18,534	$10,751	$(7,783)
Interest expense increased during the three and six month periods in 2019 as compared to the corresponding periods in 2018 due primarily to higher outstanding balances under the Credit Facility, including amounts borrowed to fund our larger capital expenditure program and the Hunt Acquisition. The accretion of original issue discount is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We capitalized a larger portion of interest during the 2018 periods as we maintained a substantially larger portion of unproved property as compared to the corresponding periods in 2019.
Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Crude oil derivative gains (losses)	$13,603	$(52,241)	$65,844	$(54,414)	$(71,036)	$16,622
In the three months period in 2019, the forward curve for commodity prices declined relative to our weighted-average hedged prices resulting in net gains for our derivative portfolio and lower net losses for the six month period. We paid net cash settlements of $8.3 million and $3.9 million in the three and six month periods in 2019, respectively, and paid net cash settlements of $12.4 million and $20.0 million in the three and six month periods in 2018, respectively.
Other, net
Other, net includes interest income, non-service costs associated with our retiree benefit plans and miscellaneous items of income and expense that are not directly associated with our current operations, including certain recoveries and write-offs attributable to prior years and properties that have been divested.
The following table sets forth the other income (expense), net recognized for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Other, net	$8	$(16)	$24	$114	$(74)	$188
Other, net income (expense) increased during both the three and six month periods in 2019 as compared to the corresponding periods in 2018 due primarily to recoveries of sales and use taxes attributable to previously divested properties in the 2019 periods. The 2018 six month period includes interest charges applicable to a settlement with a royalty owner. Each of the three and six month periods includes comparable charges associated with our retiree benefit plans.

Income Taxes
The following table summarizes our income tax expense for the periods presented:

	Three Months Ended		2019 vs. 2018	Six Months Ended		2019 vs. 2018
	June 30,	June 30,	Favorable	June 30,	June 30,	Favorable
	2019	2018	(Unfavorable)	2019	2018	(Unfavorable)
Income tax expense	$(818)	$—	$(818)	$(794)	$(163)	$(631)
Effective tax rate	1.6%	—%		5.8%	2.1%
We recognized a federal and state income tax expense for the six months ended June 30, 2019 at the blended rate of 21.6%. The federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 5.8%, which related to Texas deferred tax expense. The effect of the valuation allowance, as well as a reclassification of $1.2 million from deferred tax assets to the current income tax receivable for refundable alternative minimum tax, or AMT, credit carryforwards, was to adjust our deferred tax asset to a deferred tax liability position of $0.1 million as of June 30, 2019. We recognized a federal income tax expense for the six months ended June 30, 2018 at the blended rate of 21.6% which was similarly offset by a valuation allowance against our net deferred tax assets. We recorded an adjustment of $0.2 million to the deferred tax asset related to sequestration of a portion of the aforementioned AMT credit carryforward resulting in an effective tax rate of 2.1%. We considered both the positive and negative evidence in determining that it was more likely than not that some portion or all of our deferred tax assets will not be realized, due primarily to cumulative losses.
Off Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements other than information technology licensing, service agreements, in-kind commodity recovery arrangements for imbalances and letters of credit, all of which are customary in our business.
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
Interest Rate Risk
All of our long-term debt instruments are subject to variable interest rates. As of June 30, 2019, we had borrowings of $340.0 million under the Credit Facility and $200 million under the Second Lien Facility at interest rates of 4.42% and 9.41%, respectively. Assuming a constant borrowing level under the Credit Facility and Second Lien Facility, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in aggregate interest payments of approximately $5.4 million on an annual basis.
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
As of June 30, 2019, our commodity derivative portfolio was in a net liabilities position. The contracts associated with this position are with eight counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We neither paid nor received collateral with respect to our derivative positions.
During the six months ended June 30, 2019, we reported net commodity derivative loss of $54.4 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 5 to the Condensed Consolidated Financial Statements for a further description of our price risk management activities.
The following table sets forth our commodity derivative positions as of June 30, 2019:

		Average	Weighted
		Volume Per	Average	Fair Value
	Instrument	Day	Price	Asset	Liability
Crude Oil:		(barrels)	($/barrel)
Third quarter 2019	Swaps-WTI	7,397	$55.70	$—	$1,677
Third quarter 2019	Swaps-LLS	5,000	$59.17	—	1,589
Third quarter 2019	Swaps-MEH	1,000	$64.00	15	—
Fourth quarter 2019	Swaps-WTI	7,398	$55.70	—	1,222
Fourth quarter 2019	Swaps-LLS	5,000	$59.17	—	1,059
Fourth quarter 2019	Swaps-MEH	1,000	$64.00	46	—
First quarter 2020	Swaps-WTI	7,000	$54.94	—	1,048
First quarter 2020	Swaps-MEH	2,000	$61.03	—	108
Second quarter 2020	Swaps-WTI	7,000	$54.94	—	375
Second quarter 2020	Swaps-MEH	2,000	$61.03	—	75
Third quarter 2020	Swaps-WTI	7,000	$54.93	164	—
Third quarter 2020	Swaps-MEH	2,000	$61.03	—	52
Fourth quarter 2020	Swaps-WTI	7,000	$54.93	569	—
Fourth quarter 2020	Swaps-MEH	2,000	$61.03	—	51
Settlements to be paid in subsequent period					4

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

	Change of $10.00 per Bbl of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(83.7)	$56.5
Effect of crude oil price changes for the remainder of 2019 on operating income, excluding derivatives [2]	$40.0	$(40.0)
_____________________________

[1]	Based on derivatives outstanding as of June 30, 2019.

[2]	These sensitivities are subject to significant change.

Item 4.	Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information.
None.

Item 6.	Exhibits.

(10.1)
Master Agreement, Borrowing Base Increase Agreement, and Amendment No. 6 to Credit Agreement, dated as of May 7, 2019, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the subsidiaries of the borrower party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 7, 2019).

(10.2) *	Penn Virginia Corporation 2019 Management Incentive Plan.

(31.1) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) †	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) †	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS) *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH) *	XBRL Taxonomy Extension Schema Document

(101.CAL) *	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF) *	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB) *	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE) *	XBRL Taxonomy Extension Presentation Linkbase Document

(104) *	The cover page of Penn Virginia Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
_____________________________

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

August 8, 2019	By:	/s/ STEVEN A. HARTMAN
Steven A. Hartman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 8, 2019	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)