Form 10-K
period 2019-12-31
PENN VIRGINIA CORP
filed 2020-02-28
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-K
________________________________________________________
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
 For the fiscal year ended December 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the transition period from ____ to ____
Commission file number: 1-13283
 _________________________________________________________
PENN VIRGINIA CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	23-1184320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
16285 Park Ten Place, Suite 500
Houston, TX 77084
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 722-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 Par Value	PVAC	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $412,236,913 as of June 28, 2019 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such stock as quoted on the NASDAQ Global Select Market.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒     No   ☐
As of February 21, 2020, 15,157,919 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 4, 2020, are incorporated by reference in Part III of this Form 10-K.

PENN VIRGINIA CORPORATION
ANNUAL REPORT ON FORM 10-K
 For the Fiscal Year Ended December 31, 2019

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	risks related to completed acquisitions, including our ability to realize their expected benefits;

•	our ability to satisfy our short-term and long-term liquidity needs, including our ability to generate sufficient cash flows from operations or to obtain adequate financing to fund our capital expenditures and meet working capital needs;

•	negative events or publicity adversely affecting our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	plans, objectives, expectations and intentions contained in this report that are not historical;

•	our ability to execute our business plan in volatile and depressed commodity price environments;

•	the decline in, sustained market uncertainty of, and volatility of commodity prices for oil, natural gas liquids, or NGLs, and natural gas;

•	our ability to develop, explore for, acquire and replace oil and gas reserves and sustain production;

•	our ability to generate profits or achieve targeted reserves in our development and exploratory drilling and well operations;

•	our ability to meet guidance, market expectations and internal projections, including type curves

•	any impairments, write-downs or write-offs of our reserves or assets;

•	the projected demand for and supply of oil, NGLs and natural gas;

•	our ability to contract for drilling rigs, frac crews, materials, supplies and services at reasonable costs;

•	our ability to renew or replace expiring contracts on acceptable terms;

•
our ability to obtain adequate pipeline transportation capacity or other transportation for our oil and gas production at reasonable cost and to sell our production at, or at reasonable discounts to, market prices;

•	the uncertainties inherent in projecting future rates of production for our wells and the extent to which actual production differs from that estimated in our proved oil and gas reserves;

•	use of new techniques in our development, including choke management and longer laterals;

•	drilling, completion and operating risks, including adverse impacts associated with well spacing and a high concentration of activity;

•	our ability to compete effectively against other oil and gas companies;

•	leasehold terms expiring before production can be established and our ability to replace expired leases;

•	environmental obligations, costs and liabilities that are not covered by an effective indemnity or insurance;

•	the timing of receipt of necessary regulatory permits;

•	the effect of commodity and financial derivative arrangements with other parties and counterparty risk related to the ability of these parties to meet their future obligations;

•	the occurrence of unusual weather or operating conditions, including force majeure events;

•	our ability to retain or attract senior management and key employees;

•	our reliance on a limited number of customers and a particular region for substantially all of our revenues and production;

•	compliance with and changes in governmental regulations or enforcement practices, especially with respect to environmental, health and safety matters;

•	physical, electronic and cybersecurity breaches;

•	uncertainties relating to general domestic and international economic and political conditions;

•	the impact and uncertainty of world health events;

•	the impact and costs associated with litigation or other legal matters;

•	sustainability initiatives; and

•
other factors set forth in our periodic filings with the Securities and Exchange Commission, or SEC, including the risks set forth in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2019.

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
MEH. Magellan East Houston, a crude oil pricing index reference.
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
Current Operations
We lease a highly contiguous position of approximately 87,400 net acres (as of December 31, 2019) in the core liquids-rich area or “volatile oil window” of the Eagle Ford in Gonzales, Lavaca, Fayette and Dewitt Counties in Texas, which we believe contains a substantial number of drilling locations that will support a multi-year drilling inventory.
In 2019, our total production was comprised of 74 percent crude oil, 15 percent NGLs and 11 percent natural gas. Crude oil accounted for 93 percent of our product revenues. We generally sell our crude oil, NGL and natural gas products using short-term floating price physical and spot market contracts.
As of December 31, 2019, our total proved reserves were approximately 133 MMBOE, of which 42 percent were proved developed reserves and 74 percent were crude oil. As of December 31, 2019, we had 510 gross (430.1 net) productive wells, approximately 98 percent of which we operate, and leased approximately 100,200 gross (87,400 net) acres of leasehold and royalty interests, approximately 9 percent of which were undeveloped. Approximately 91 percent of our total acreage is HBP and includes a substantial number of undrilled locations. During 2019, we drilled and completed 48 gross (43.3 net) wells, all in the Eagle Ford. For a more detailed discussion of our production, reserves, drilling activities, wells and acreage, see Part I, Item 2, “Properties.”
In 2018 and 2017 we completed the acquisition of certain oil and gas assets from Hunt Oil Company, or Hunt, and Devon Energy Corporation, or Devon, including oil and gas leases covering approximately 9,700 and 19,600 net acres located primarily in Gonzales and Lavaca Counties, Texas, respectively, or the Hunt and Devon Acquisitions. These acquisitions substantially expanded our Eagle Ford operations to their present scale. For a more detailed discussion of these transactions, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Key Contractual Arrangements
In the ordinary course of operating our business, we enter into a number of key contracts for services that are critical with respect to our ability to develop, produce and bring our production to market. The following is a summary of our most significant contractual arrangements.
Oil gathering and transportation service contracts. We have long-term agreements that provide us with field gathering and intermediate pipeline transportation services for a substantial portion of our crude oil and condensate production through February 2041 and February 2026, respectively, as well as volume capacity support for certain downstream interstate pipeline transportation.
Natural gas service contracts. We have an agreement that provides us with field gathering, compression and short-haul transportation services for a substantial portion of our natural gas production and gas lift for all of our hydrocarbon production until 2039.
Natural gas processing contracts. We have two agreements that provide us with services to process our wet gas production into NGL products and dry, or residue, gas. The more significant of these agreements extends through June 2029 while the other agreement, which represents a minor portion of our total processing requirements, is evergreen in term with either party having the right to terminate with 30-days’ notice to the counterparty.
Drilling and Completion. From time to time we enter into drilling, completion and materials contracts in the ordinary course of business to ensure availability of rigs, frac crews and materials to satisfy our development program. As of December 31, 2019, there were no drilling, completion or materials agreements with terms that extended beyond one year.

Major Customers
We sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended December 31, 2019, approximately 76 percent of our consolidated product revenues were attributable to four customers: BP Products North America Inc.; Phillips 66 Company; Shell Trading (US) Company and Trafigura Trading LLC.
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
Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities for failure to comply. Violations and liabilities with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and cash flows. In certain instances, citizens or citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws or to challenge our ability to receive environmental permits that we need to operate. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2019, we have recorded asset retirement obligations of $4.9 million attributable to these activities. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general.

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
RCRA. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA. While there is currently an exclusion from RCRA for drilling fluids, produced waters and most of the other wastes associated with the exploration and production of oil or gas, it is possible that some of these wastes could be classified as hazardous waste in the future and therefore be subject to more stringent regulation under RCRA. For example, in December 2016, the EPA and certain environmental organizations entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary; the EPA ultimately determined that a revision was not necessary. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes if such wastes have hazardous characteristics.
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
Clean Water Act. The Federal Water Pollution Control Act, or the Clean Water Act, and comparable state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters, such as waters of the United States. The discharge of pollutants, including dredge or fill materials in regulated wetlands, into regulated waters or wetlands without a permit issued by the EPA, the U.S. Army Corps of Engineers, or the Corps, or the state is prohibited. The Clean Water Act has been interpreted by these agencies to apply broadly. The EPA and the Corps released a rule to revise the definition of “waters of the United States,” or WOTUS, for all Clean Water Act programs, which went into effect in August 2015. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction to hear challenges to the rule rests with the federal district or appellate courts. In January

2018, the Supreme Court ruled that district courts have jurisdiction over challenges to the rule. In June 2017, the EPA and the Corps proposed a rule that would initiate the first step in a two-step process intended to review and revise the definition of WOTUS. Under the proposal, the first step would be to rescind the 2015 final rule and put back into effect the narrower language defining WOTUS under the Clean Water Act that existed prior to the rule. The second step would be a notice-and-comment rule-making in which the agencies will conduct a substantive reevaluation of the definition of WOTUS. In September 2019, the EPA finalized the first step in this process. In January 2020, the EPA finalized the second step in this process, finalizing a rule that narrowed the regulatory definition of WOTUS. Litigation challenging the repeal of the August 2015 rule is pending.
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
On April 17, 2012, the EPA issued final rules to subject oil and gas operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. Further, in May 2016, the EPA issued final NSPS governing methane emissions from the oil and gas industry as well as source determination standards for determining when oil and gas sources should be aggregated for CAA permitting and compliance purposes. The NSPS for methane extends the 2012 NSPS to completions of hydraulically fractured oil wells, equipment leaks, pneumatic pumps and natural gas compressors. In June 2017, the EPA proposed a two year stay of the fugitive emissions monitoring requirements, pneumatic pump standards and closed vent system certification requirements in the 2016 NSPS rule for the oil and gas industry while it reconsiders these aspects of the rule. The proposal is still under consideration. More recently, in September 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and is in the process of finalizing the amendments, which it originally expected to do in late 2019. Separately, on August 28, 2019, the EPA proposed amendments to the 2012 and 2016 NSPS for the Oil and Natural Gas Industry that would remove all sources in the transmission and storage segment of the oil and natural gas industry from regulation under the NSPS, both for ozone-forming VOCs, and for “greenhouse gases,” or GHGs. The existing NSPS regulates GHGs through limitations on emissions of methane. The amendments also would rescind the methane requirements in the 2016 NSPS that apply to sources in the production and processing segments of the industry. As an alternative, the EPA also is proposing to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category. The U.S. Bureau of Land Management, or BLM, finalized its own rules in November 2016 that limit methane emissions from new and existing oil and gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. The BLM adopted final rules in January 2017; operators generally had one year from the January 2017 effective date of the rule to come into compliance with the rule’s requirements. However, in September 2018, the BLM announced a revised rule which would scale back the waste-prevention requirements of the 2016 rule. Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. These rules have required changes to our operations, including the installation of new equipment to control emissions. The EPA had announced in 2016 an intent to impose methane emission standards for existing sources, but the agency was sued by multiple states for failing to implement these standards following the agency’s withdrawal of information collection requests for oil and gas facilities. These rules would result in an increase to our operating costs and change to our operations. As a result of this continued regulatory focus, future federal and state regulations of the oil and gas industry remain a possibility and could result in increased compliance costs on our operations.
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
Greenhouse Gas Emissions. In response to findings that emissions of carbon dioxide, methane and other GHGs, present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources.
Both in the United States and worldwide, there is increasing attention being paid to the issue of climate change and the contributing effect of GHG emissions. Most recently in April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. However, in November 2019, the Trump administration formally moved to exit the Paris Agreement, initiating the treaty-mandated one-year process at the end of which the United States can officially exit the agreement. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.
In August 2015, the EPA issued new regulations limiting carbon dioxide emissions from existing power generation facilities. Under this rule, nationwide carbon dioxide emissions would be reduced by approximately 30 percent from 2005 levels by 2030 with a flexible interim goal. Several industry groups and states challenged the rule. On February 9, 2016, the U.S. Supreme Court stayed the implementation of this rule pending judicial review. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule, or ACE, that designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. Both the appropriateness of the repeal of the 2015 regulations and the adequacy of ACE are currently subject to litigation.
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
Employees and Labor Relations
We had a total of 94 employees as of December 31, 2019. We hire independent contractors on an as needed basis. We consider our current employee relations to be favorable. We and our employees are not subject to any collective bargaining agreements.
Available Information
Our internet address is http://www.pennvirginia.com. We make available free of charge on or through our website our Corporate Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation and Benefits Committee Charter, Nominating and Governance Committee Charter and Reserves Committee Charter, and we will provide copies of such documents to any shareholder who so requests. We also make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can obtain current and important information about the company from our website on a regular basis. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we furnish or file with the SEC. We intend for our website to serve as a means of public dissemination of information for purposes of Regulation FD.

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
Risk Factors Associated with our General Business
Prices for crude oil, NGLs and natural gas are dependent on many factors that are beyond our control and strongly affect our financial condition, results of operations and cash flows.
Prices for crude oil, NGLs and natural gas are dependent on many factors that are beyond our control, including:

•	domestic and foreign supplies of crude oil, NGLs and natural gas;

•	domestic and foreign consumer demand for crude oil, NGLs and natural gas;

•	political and economic conditions in oil or gas producing regions;

•	the extent to which the members of the Organization of Petroleum Exporting Countries and other oil exporting nations agree upon and maintain production constraints and oil price controls;

•	overall domestic and foreign economic conditions, including adverse conditions driven by political, health or weather events;

•	prices and availability of, and demand for, alternative fuels;

•	the effect of energy conservation efforts, alternative fuel requirements and climate change-related initiatives;

•
shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil, natural gas and NGLs so as to minimize emissions of carbon dioxide and methane GHGs;

•	volatility and trading patterns in the commodity-futures markets;

•	technological advances or social attitudes and policies affecting energy consumption and energy supply;

•
political and economic events that directly or indirectly impact the relative strength or weakness of the United States dollar, on which crude oil prices are benchmarked globally, against foreign currencies;

•	changes in trade relations and policies, including the imposition of tariffs by the United States or China;

•	risks related to the concentration of our operations in the Eagle Ford Shale field in South Texas;

•	speculation by investors in oil and gas;

•	the availability, cost, proximity and capacity of gathering, processing, refining and transportation facilities;

•	the cost and availability of products and personnel needed for us to produce oil and gas;

•	weather conditions;

•	the impact and uncertainty of world health events; and

•	domestic and foreign governmental relations, regulation and taxation, including limits on the United States’ ability to export crude oil.
The long-term effects of these and other conditions on the prices of oil and natural gas are uncertain, and there can be no assurance that the demand or pricing for our products will follow historic patterns or recover meaningfully in the near term. For example, oil and natural gas prices continued to be volatile in 2019, and the recent oil and gas industry downturn has (and current market conditions have) resulted in reduced demand for our products, which have had, and may in the future have, a material adverse impact on its financial condition, results of operations and cash flows. For example, the NYMEX oil prices in 2019 ranged from a high of $66.30 to a low of $46.54 per Bbl and the NYMEX natural gas prices in 2019 ranged from a high of $4.12 to a low of $1.82 per MMBtu. Further, the NYMEX oil prices and NYMEX natural gas prices ranged from highs to lows of $63.27 to $49.59 per Bbl and $2.17 to $1.85 per MMBtu, respectively, during the period from January 1, 2020 to February 14, 2020. It is impossible to predict future commodity price movements with certainty; however, many of our projections and estimates are based on assumptions as to the future prices of crude oil, NGLs and natural gas. These price assumptions are used for planning purposes. We expect our assumptions will change over time and that actual prices in the future will likely differ from our estimates. Any substantial or extended decline, or sustained market uncertainty, in the actual prices of crude oil, NGLs or natural gas would have a material adverse effect on our business, financial position, results of operations, cash flows and borrowing capacity, stock price, the quantities of oil and gas reserves that we can economically produce, the quantity of estimated proved reserves that may be attributed to our properties and our ability to fund our capital program.

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

•	risks associated with downspacing and multi-well pad drilling;

•	fracture stimulation accidents or failures;

•	reductions in oil, natural gas and NGL prices;

•	elevated pressure or irregularities in geologic formations;

•	loss of title or other title related issues;

•	equipment failures or accidents;

•	costs, shortages or delays in the availability of drilling rigs, frac fleets, crews, equipment and materials;

•	shortages in experienced labor;

•	crude oil, NGLs or natural gas gathering, transportation, processing, storage and export facility availability restrictions or limitations;

•	surface access restrictions;

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
Additionally, infrastructure expansion, including more complex facilities and takeaway capacity, could become challenging in project development areas. Managing capital expenditures for infrastructure expansion could cause economic constraints when considering design capacity.
We could experience adverse impacts associated with a high concentration of activity and tighter drilling spacing.
We are subject to drilling, completion and operating risks, including our ability to efficiently execute large-scale project development, as we could experience delays, curtailments and other adverse impacts associated with a high concentration of activity and tighter drilling spacing. A higher concentration of activity and tighter drilling spacing may increase the risk of unintentional communication with other adjacent wells and the potential to reduce total recoverable reserves from the reservoir. If these risks materialize and negatively impact our results of operations relative to guidance or market expectations, the research analysts who cover us may downgrade our common stock or change their recommendations or earnings or performance estimates, which may result in a decline in the market price of our common stock.
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
The ability to attract and retain key members of management, qualified Board members and other key personnel is critical to the success of our business and may be challenging.
Our success will depend to a large extent upon the efforts and abilities of our management team and having experienced individuals serving on our Board who are also knowledgeable about our operations and our industry. We experienced turnover on our executive team and Board in both 2018 and 2019. If we experience similar turnover in the future, we may be unable to timely replace the talents and skills of our management team or directors if one or more did not continue serving. The success of our business also depends on other key personnel. The ability to attract and retain these key personnel may be difficult in light of the volatility of our business. We may need to enter into retention or other arrangements that could be costly to maintain. We do not maintain key-man life insurance with respect to any of our employees. Acquiring and keeping personnel could prove more difficult or cost substantially more than estimated. These factors could cause us to incur greater costs or prevent us from pursuing our development and exploitation strategy as quickly as we would otherwise wish to do. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them adequately or in a timely manner and we could experience significant declines in productivity.
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
Certain of our wells may be adversely affected by actions we or other operators may take when drilling, completing, or operating wells that they own.
The drilling and production of potential locations by us or other operators could cause a depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities conducted on adjacent or nearby wells by us or other operators could cause production from our wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.

We are exposed to the credit risk of our customers, and nonpayment or nonperformance by these parties would reduce our cash flows.
We are subject to risk from loss resulting from our customers’ nonperformance or nonpayment. We depend on a limited number of customers for a significant portion of our revenues. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. Recently, many of our customers’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payments or perform on their obligations to us. In 2019, approximately 76 percent of our total consolidated product revenues resulted from four of our customers. Any nonpayment or nonperformance by our customers would reduce our cash flows.
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
This Annual Report on Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various factors and assumptions, including assumptions relating to crude oil, NGL and natural gas prices, drilling and operating expenses, capital expenditures, development costs and workover and remedial costs, the quantity, quality and interpretation of relevant data, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. These estimates are dependent on many variables and inherently uncertain, therefore, changes often occur as these variables evolve and commodity prices fluctuate. Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same data, and improvements or other changes in geological, geophysical and engineering evaluation methods may cause reserve estimates to change over time. Any material inaccuracies in these reserve estimates, cash flow estimates or underlying assumptions could materially affect the estimated quantities and present value of our reserves.
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
At December 31, 2019, approximately 58 percent of our estimated proved reserves were proved undeveloped, compared to 62 percent at December 31, 2018. Estimation of proved undeveloped reserves and proved developed non-producing reserves is based on volumetric calculations and adjacent reserve performance data. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve data assumes that we can and will make these significant expenditures to develop our reserves and conduct these drilling operations successfully. These assumptions, however, may not prove correct, and our estimated costs may not be accurate, development may not occur as scheduled and actual results may not occur as estimated.

The reserve estimation standards under SEC rules provide that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These standards may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not develop those reserves within the required five-year time frame or cannot demonstrate that we could do so. Accordingly, our reserve report at December 31, 2019, includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $1,136 million. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. During the year ended December 31, 2019, we wrote-off 32.1 MMBOE of proved undeveloped reserves because they are no longer expected to be developed within five years of their initial recording. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.
You should not assume that the present value of estimated future net cash flows (standardized measure) referred to herein is the current fair value of our estimated oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. As a result, net present value estimates using actual prices and costs may be significantly less than the SEC estimate that is provided herein. Actual future net cash flows may also be affected by the amount and timing of actual production, availability of financing for capital expenditures necessary to develop our undeveloped reserves, supply and demand for oil and gas, increases or decreases in consumption of oil and gas and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. With all other factors held constant, if commodity prices used in the reserve report were to decrease by 10%, our standardized measure and PV-10 would have decreased to approximately $1,213.9 million and $1,304.6 million, respectively. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.
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
The oil and gas industry is capital intensive. We incur and expect to continue to incur substantial capital expenditures for the acquisition, exploration and development of oil and gas reserves. We incurred approximately $370 million in acquisition, exploration and development costs during the year ended December 31, 2019. We intend to finance our future capital expenditures, other than significant acquisitions, through cash flow from operations and, if necessary, through borrowings under our credit agreement (as defined below). However, our cash flow from operations and access to capital are subject to a number of variables, including: (i) the volume of oil and gas we are able to produce from existing wells, (ii) our ability to transport our oil and gas to market, (iii) the prices at which our commodities are sold, (iv) the costs of producing oil and gas, (v) global credit and securities markets, (vi) the ability and willingness of lenders and investors to provide capital and the cost of the capital, (vii) our ability to acquire, locate and produce new reserves, (viii) the impact of potential changes in our credit ratings and (ix) our proved reserves. Additionally, a negative shift in investor sentiment towards the oil and gas industry could adversely affect our ability to raise equity and debt capital.

We may not generate expected cash flows and may have limited ability to obtain the capital necessary to sustain our operations at current or anticipated levels. A decline in cash flow from operations or our financing needs may require us to revise our capital program or alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under our credit agreement or the issuance of additional debt securities will require that a greater portion of our cash flow from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. In addition, our credit agreements impose certain limitations on our ability to incur additional indebtedness. If we desire to issue additional debt securities other than as expressly permitted under our credit agreements, we will be required to seek the consent of the lenders in accordance with the requirements of our credit agreements, which consent may be withheld by the lenders at their discretion. In the future, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. If we cannot raise the capital required to implement our business strategy, we may be required to curtail operations, which could adversely affect our financial condition, results of operations and cash flows.
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
We had $562.4 million of outstanding debt at December 31, 2019, including $362.4 million under the Company’s revolving credit agreement as amended, or the Credit Facility, and $200 million, excluding unamortized discount and issuance costs, under the $200 million Second Lien Credit Agreement, or the Second Lien Facility.

Our indebtedness and any increase in our level of indebtedness could have adverse effects on our financial condition, results of operations and cash flows, including (i) imposing additional cash requirements on us in order to support interest payments, which reduces the amount we have available to fund our operations and other business activities, (ii) increasing the risk that we may default on our debt obligations, (iii) increasing our vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in our business, (iv) increasing our exposure to a rise in interest rates, which will generate greater interest expense, (v) limiting our ability to engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes and (vi) limiting our flexibility in planning for or reacting to changes in our business and industry in which we operate. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are out of our control.
Additionally, we may incur substantially more debt in the future. Our Credit Facility and the Second Lien Facility contain restrictions that limit our ability to incur indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. If we were to incur additional indebtedness without retiring existing debt, the risks described above could be magnified.
The borrowing base under our credit facility may be reduced in the future if commodity prices decline.
The borrowing base under the Credit Facility, was $500 million as of December 31, 2019. Our borrowing base is redetermined at least twice each year and is scheduled to next be redetermined in April 2020. During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Credit Facility. In the event of a decline in crude oil, NGL or natural gas prices or for other reasons deemed relevant by our lenders, the borrowing base under the Credit Facility may be reduced. Additionally, the lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. As a result, we may be unable to obtain funding under the Credit Facility. If funding is not available when or in the amounts needed, or is available only on unfavorable terms, it might adversely affect our development plan and our ability to make new acquisitions. Furthermore, a determination to lower the borrowing base in the future to a level less than our outstanding indebtedness thereunder would require us to repay any indebtedness in excess of the redetermined borrowing base. Any such repayment or reduced access to funds could have a material adverse effect on our production, financial condition, results of operations and cash flows.
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
Exploration, development, production and sale of oil and gas are subject to extensive federal, state and local laws and regulations, including complex environmental laws. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations, inability to obtain necessary regulatory approvals or a failure to comply with existing legal requirements may harm our business, results of operations, financial condition or cash flows. We may be required to make large expenditures to comply with environmental and other governmental regulations. Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, spacing of wells, unitization and pooling of properties, environmental protection and taxation. Our operations create the risk of environmental liabilities to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. In the event of environmental violations or other environmental, health or safety impacts, we may be charged with remedial costs and land owners may file claims for alternative water supplies, property damage or bodily injury. Laws and regulations protecting the environment have become more stringent in recent years, and may, in some circumstances, result in liability for environmental damage regardless of negligence or fault. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. No assurance can be given that continued compliance with existing or future environmental laws and regulations will not result in a curtailment of production or processing activities or result in a material increase in the costs of production, development, exploration or processing operations. In addition, pollution and similar environmental risks generally are not fully insurable. These liabilities and costs could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Part I, Item 1, “Business - Government Regulation and Environmental Matters.”
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
In addition, we must dispose of the fluids produced from oil and natural gas production operations, including produced water. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from recent seismic events near underground disposal wells that are used for the disposal by injection of produced water resulting from oil and natural gas activities. In March 2016, the United States Geological Survey identified Texas and Colorado as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and natural gas extraction. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, in Texas, the RRC adopted new rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil and natural gas activities utilizing injection wells for produced water disposal.
Climate change legislation, laws and regulations restricting emissions of greenhouse gases or legal or other action taken by public or private entities related to climate change could force us to incur increased capital and operating costs and could have a material adverse effect on our financial condition, results of operations and cash flows,as well as our reputation.
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
In addition, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If such climactic events were to occur more frequently or with greater intensity, our exploration and development activities and ability to transport our production to market could be adversely affected, as these events could cause a loss of production from temporary cessation of activity or damaged facilities and equipment. If any such events were to occur, they could have an adverse effect on our financial condition, results of operations and cash flows. For a more complete discussion of environmental laws and regulations intended to address climate change and their impact on our business and operations, see Part I, Item 1, “Business - Government Regulation and Environmental Matters.”
There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, as well as other stakeholders, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital and adversely impact our reputation. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigation, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.
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

While the CFTC has designated certain interest rate swaps and credit default swaps subject to mandatory clearing, and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. The CFTC has not yet proposed rules subjecting any other classes of swaps, including physical commodity swaps, to mandatory clearing. Although we believe we qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If our swaps do not qualify for the end-user exception from mandatory clearing, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions or our ability to hedge may be impacted. The ultimate effect of the rules and any additional regulations on our business is uncertain at this time.
In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to be exempt from such requirements for the mandatory exchange of margin for uncleared swaps, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. Further, if we did not qualify for an exemption and were required to post collateral for our swaps, it could reduce our liquidity and cash available for capital expenditures and our ability to manage commodity price volatility and the volatility in cash flows.
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
Our ability to utilize U.S. net operating loss, or NOL, carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended, or the Code. As disclosed in Note 10 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” we have substantial NOL carryforwards. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of our stock by 5 percent shareholders and our offering of stock during any three-year period resulting in an aggregate change of more than 50 percent in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. As of December 31, 2019, we do not believe that an ownership change has occurred; however, to the extent an ownership change has occurred or were to occur in the future, it is possible that the limitations imposed on our ability to use pre-ownership change losses could cause a significant net increase in our U.S. federal income tax liability and could cause U.S. federal income taxes to be paid earlier than they otherwise would be paid if such limitations were not in effect. In addition, U.S. NOLs generated on or after January 1, 2018, can be limited to 80 percent of taxable income. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.
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
The oil and gas industry is increasingly dependent on digital technologies to conduct certain exploration, development and production activities. Software programs are used for, among other things, reserve estimates, seismic interpretation, modeling and compliance reporting. In addition, the use of mobile communication is widespread. Increasingly, we must protect our business against potential cyber incidents including attacks as we have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business.
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

A negative shift in investor sentiment towards the oil and gas industry could adversely affect our ability to raise equity and debt capital.
Certain segments of the investor community have recently developed negative sentiment towards investing in our industry. The negative sentiment toward our sector versus other industry sectors has led to lower oil and gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on social and environment considerations. Such development could result in a reduction of available capital funding for potential development projects or diminution of capital to fund our business which could impact our future financial results.
We may be involved in legal proceedings that could result in substantial liabilities.
Like many oil and gas companies, from time to time, we expect to be involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.
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
The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading of our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, the concentration of holdings of our common stock, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this report. Significant sales of our common stock, or the expectation of these sales, by significant shareholders, officers or directors could materially and adversely affect the market price of our common stock.
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
As of December 31, 2019, our oil and gas assets were located in Gonzales, Lavaca, Fayette and Dewitt Counties in South Texas.
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
Summary of Oil and Gas Reserves
Proved Reserves
The following tables summarize certain information regarding our estimated proved reserves as of December 31 for each of the years presented:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents	Standardized Measure	PV10 [1]
	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	$ in millions	$ in millions
2019
Developed
Producing	40.1	8.7	41.0	55.6
Non-producing	0.5	0.2	0.8	0.8
	40.6	8.9	41.8	56.4
Undeveloped	58.3	10.3	48.6	76.7
	98.9	19.2	90.4	133.1	$1,488.9	$1,600.1

Price measurement used	$55.67/Bbl	$13.36/Bbl	$2.58/MMBtu

2018
Developed
Producing	35.2	6.3	31.8	46.8
Non-producing	—	—	—	—
	35.2	6.3	31.8	46.8
Undeveloped	54.5	11.7	59.7	76.2
	89.7	18.0	91.5	123.0	$1,623.9	$1,769.4

Price measurement used	$65.56/Bbl	$23.60/Bbl	$3.10/MMBtu

2017
Developed
Producing	22.4	4.9	27.2	31.8
Non-producing	—	—	—	—
	22.4	4.9	27.2	31.8
Undeveloped	33.4	4.0	20.1	40.8
	55.8	8.9	47.3	72.6	$590.5	$609.0

Price measurement used	$51.34/Bbl	$18.48/Bbl	$2.98/MMBtu
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
Proved Undeveloped Reserves
The proved undeveloped reserves included in our reserve estimates relate to wells that are forecasted to be drilled within the next five years. The following table sets forth the changes in our proved undeveloped reserves during the year ended December 31, 2019:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents
	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)
Proved undeveloped reserves at beginning of year	54.5	11.8	59.7	76.2
Revisions of previous estimates	(22.7)	(4.6)	(26.5)	(31.8)
Extensions and discoveries	37.4	6.3	29.7	48.7
Purchase of reserves	0.6	—	0.2	0.7
Conversion to proved developed reserves	(11.5)	(3.2)	(14.5)	(17.1)
Proved undeveloped reserves at end of year	58.3	10.3	48.6	76.7
The marginal increase in our proved undeveloped reserves over the quantities at the end of 2018 is due primarily to substantial changes in our development plans from the southeast portion of our acreage position in the Eagle Ford to the central region. The overall shift to this region will allow us to develop wells with a lower gas content than what we experienced in the southeast region through the first half of 2019. After achieving more favorable results with certain wells in the central region, we proceeded to drill a total of 11 gross wells, or approximately 23 percent of our total wells drilled and completed in 2019, in the central region that were not considered proved undeveloped locations at the end of 2018. Accordingly, we have prioritized our drilling schedule to exploit these more favorable opportunities. While we still believe that the southeastern sites have economic merit, despite a higher gas content, we have deferred drilling them beyond the five-year window which results in revisions due to timing. Accordingly, our current five-year drilling plan is substantially weighted to the lower gas content central region.
The aforementioned shift in regional focus is reflected in the changes as follows: we experienced net negative revisions of 31.8 MMBOE including: (i) 32.1 MMBOE due to the loss of certain locations resulting from changes in the drilling locations and timing attributable to our development plans as discussed above, (ii) reductions in lateral lengths and net revenue interests of 1.7 MMBOE and (iii) declines in pricing of 1.0 MMBOE partially offset by (iv) 3.0 MMBOE due to improved performance from treatable lateral lengths in certain locations. Extensions and discoveries of 48.7 MMBOE are substantially attributable to a regional shift in our development plan, the creation of additional extended reach lateral locations and our recent leasing activities. We acquired 0.7 MMBOE in connection with the acquisition of certain non-operating partners’ working interests in locations in which we are the operator. In addition, we converted 17.1 MMBOE from proved undeveloped to proved developed reserves in the Eagle Ford. During 2019, we incurred capital expenditures of approximately $254 million attributable to 38 gross (33.9 net) wells in connection with the conversion of proved undeveloped reserves to proved developed reserves. Our conversion rates for proved undeveloped reserves were 22 percent, 33 percent and 21 percent in 2019, 2018 and 2017, respectively. The conversion rate decline experienced in 2019 was impacted by the aforementioned shift in the focus of the development plan during 2019.
Preparation of Reserves Estimates and Internal Controls
The proved reserve estimates were prepared by DeGolyer and MacNaughton, Inc., our independent third party petroleum engineers. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see “Supplemental Information on Oil and Gas Producing Activities (Unaudited)” in our Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and the report of DeGolyer and MacNaughton, Inc., dated February 19, 2020, which is included as an Exhibit to this Annual Report on Form 10-K. We did not file any reports during the year ended December 31, 2019 with any federal authority or agency with respect to our estimate of oil and gas reserves.
Our policies and practices regarding the recording of reserves are structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. Our Vice President, Engineering is primarily responsible for overseeing the preparation of the reserve estimate by DeGolyer and MacNaughton, Inc. Our Vice President, Engineering has over 30 years of industry experience in the estimation and evaluation of reserve information, holds a B.S. degree in Petroleum Engineering from Texas A&M University and is licensed by the State of Texas as a Professional Engineer. Our internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation. In addition to conducting these internal reviews and external reserves audits, we also have a Reserves Committee that consists of four independent members of our Board of Directors. This committee provides additional oversight of our reserves estimation and certification process.

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
Oil and Gas Production by Region
The following tables set forth by region our total production and average daily production for the periods presented:

	Year Ended December 31,
Region	2019	2018	2017
	(MBOE)
South Texas	10,121	7,780	3,487
Mid-Continent [1]	—	165	292
	10,121	7,944	3,779

	Average Daily Production
	Year Ended December 31,
Region	2019	2018	2017
	(BOEPD)
South Texas	27,730	21,314	9,553
Mid-Continent [1]	—	451	800
	27,730	21,765	10,353
_____________________________________________
1 Mid-Continent operations were sold on July 31, 2018.

Production Prices and Production Costs
The following table sets forth the average sales prices per unit of volume and our average production costs, not including ad valorem and production/severance taxes, per unit of production for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Average prices:
Crude oil ($ per Bbl)	$58.33	$66.23	$50.96
NGLs ($ per Bbl)	$11.13	$20.99	$19.25
Natural gas ($ per Mcf)	$2.51	$3.08	$2.89
Aggregate ($ per BOE)	$46.34	$55.33	$42.20
Average production and lifting cost ($ per BOE):
Lease operating	$4.26	$4.52	$5.76
Gathering processing and transportation	2.29	2.34	2.84
	$6.55	$6.86	$8.60

Significant Fields
Our properties in the Eagle Ford in South Texas, which contain primarily crude oil reserves, represented all of our total equivalent proved reserves as of December 31, 2019.
The following table sets forth certain information with respect to this field for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Production:
Crude oil (MBbl)	7,453	6,050	2,716
NGLs (MBbl)	1,491	944	418
Natural gas (MMcf)	7,067	4,713	2,120
Total (MBOE)	10,121	7,780	3,487
Percent of total company production	100%	98%	92%
Average prices:
Crude oil ($ per Bbl)	$58.33	$66.24	$51.08
NGLs ($ per Bbl)	$11.13	$21.10	$18.13
Natural gas ($ per Mcf)	$2.51	$3.16	$2.95
Aggregate ($ per BOE)	$46.34	$55.99	$43.74
Average production and lifting cost ($ per BOE):
Lease operating	$4.26	$4.47	$5.79
Gathering processing and transportation	2.29	2.27	2.49
	$6.55	$6.74	$8.28

Drilling and Other Exploratory and Development Activities
The following table sets forth the gross and net development wells that we drilled, all of which were in the Eagle Ford in South Texas, during the years ended December 31, 2019, 2018 and 2017, respectively, and wells that were in progress at the end of each year. There were no exploratory wells drilled in any of the years presented. The number of wells drilled refers to the number of wells completed at any time during the year, regardless of when drilling was initiated.

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	48	43.3	53	45.5	29	16.9
Dry well [1]	—	—	—	—	1	0.7
Total	48	43.3	53	45.5	30	17.6

Wells in progress at end of year [2]	8	7.3	11	10.2	11	8.2
_____________________________________________
1 Represents the Zebra Hunter 05H well in the northern portion of our Eagle Ford acreage.
2 Includes three gross (2.6 net) wells completing, two gross (1.9 net) wells waiting on completion and three gross (2.8 net) wells being drilled as of December 31, 2019.
Present Activities
As of December 31, 2019, we had eight gross (7.3 net) wells in progress. As of February 21, 2020, two gross (1.9 net) wells were completing and seven gross (5.5 net) wells were in progress.
Delivery Commitments
We generally sell our oil, NGL and natural gas products using short-term floating price physical and spot market contracts. We have commitments to provide minimum deliveries of crude oil of 8,000 BOPD (gross) in our South Texas region through 2031 under gathering and transportation agreements with Nuevo Dos Gathering and Transportation, LLC and Nuevo Dos Marketing LLC. Our production and reserves are currently sufficient to fulfill the current 8,000 BOPD delivery commitment under these agreements.

Productive Wells
The following table sets forth our productive wells in which we had a working interest as of December 31, 2019:

	Primarily Oil		Primarily Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Total productive wells	509	429.1	1	1.0	510	430.1
Of the total wells presented in the table above, we are the operator of 498 gross (497 oil and one natural gas) and 428.2 net (427.2 oil and 1.0 natural gas) wells. In addition to the above working interest wells, we own overriding royalty interests in 18 gross wells.
Acreage
The following table sets forth our developed and undeveloped acreage as of December 31, 2019 (in thousands):

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Total acreage	91.4	79.7	8.8	7.7	100.2	87.4
The primary terms of our leases generally range from three to five years, and we do not have any concessions. As of December 31, 2019, our net undeveloped acreage is scheduled to expire as shown in the table below, unless the primary lease terms are, where appropriate, extended, HBP or otherwise changed (in thousands):

	2020	2021	2022	Thereafter
Expirations by year	4.8	0.9	2.0	0.0
We anticipate paying options to extend a substantial portion of the acreage scheduled to expire in 2020. We do not believe that the remaining scheduled expirations of our undeveloped acreage will substantially affect our ability or plans to conduct our exploration and development activities.

Item 3	Legal Proceedings
See Note 14 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” We are not aware of any material legal or governmental proceedings against us, or threatened to be brought against us, under the various environmental protection statutes to which we are subject.

Item 4	Mine Safety Disclosures
Not applicable.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since December 28, 2016, our common stock has been listed and traded on the Nasdaq under the symbol “PVAC.”
Equity Holders
As of February 13, 2020, there were 111 record holders of our common stock.
Dividends
We have not paid nor do we currently have plans to pay any cash dividends on our common stock in the foreseeable future. Furthermore, we are limited in our ability to pay dividends under the Credit Facility and the Second Lien Facility.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Note 16 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding shares of common stock authorized for issuance under our stock compensation plans.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in the fourth quarter of 2019.

Performance Graph
The following graph compares our cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 600 Oil & Gas Exploration and Production Index and the Standard & Poor’s SmallCap 600 Index for the period from November 15, 2016 (the date that our common shares became publicly tradeable) through December 31, 2019. As of December 31, 2019, there were seventeen exploration and production companies in the Standard & Poor’s 600 Oil & Gas Exploration and Production Index: Bonanza Creek Energy Inc., Callon Petroleum Company, Denbury Resources Inc., Gulfport Energy Corporation, Highpoint Resources Corporation, Jagged Peak Energy, Laredo Petroleum Inc., Oasis Petroleum Inc., PDC Energy Inc., QEP Resources Inc., Range Resources Corporation, Ring Energy Inc., SM Energy Co., Southwestern Energy Company, SRC Energy Inc., Talos Energy Inc. and Whiting Petroleum Corp. The graph assumes $100 is invested on November 15, 2016 in us and each index at November 15, 2016 closing prices.
The following table represents the actual data points for the dates indicated on the graph above:

	November 15,	December 31,
	2016	2016	2017	2018	2019
Penn Virginia Corporation	$100.00	$120.62	$96.27	$133.07	$74.71
S&P SmallCap 600 Index	$100.00	$116.34	$131.74	$120.56	$148.03
S&P 600 Oil & Gas Exploration & Production Index	$100.00	$114.11	$70.37	$42.30	$31.04

Item 6	Selected Financial Data
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

	(in thousands, except per share amounts, production and reserves)
	Successor [1]				Predecessor [1]
				September 13	January 1
	Year Ended			Through	Through	Year Ended
	December 31,			December 31,	September 12,	December 31,
	2019	2018	2017	2016	2016	2015
Statements of Operations and Other Data:
Revenues [2]	$471,216	$440,832	$160,054	$39,003	$94,310	$305,298
Operating income (loss) [3]	$176,821	$208,755	$51,872	$11,413	$(20,867)	$(1,564,976)
Net income (loss) [4]	$70,589	$224,785	$32,662	$(5,296)	$1,054,602	$(1,582,961)
Preferred stock dividends	$—	$—	$—	$—	$5,972	$22,789
Income (loss) attributable to common shareholders	$70,589	$224,785	$32,662	$(5,296)	$1,048,630	$(1,605,750)
Income (loss) per common share, basic	$4.67	$14.93	$2.18	$(0.35)	$11.91	$(21.81)
Income (loss) per common share, diluted	$4.67	$14.70	$2.17	$(0.35)	$8.50	$(21.81)
Weighted-average shares outstanding:
Basic	15,110	15,059	14,996	14,992	88,013	73,639
Diluted	15,126	15,292	15,063	14,992	124,087	73,639
Dividends declared per share	$—	$—	$—	$—	$—	$—

Cash provided by operating activities	$320,194	$272,132	$81,710	$30,774	$30,247	$169,303
Cash paid for capital expenditures	$362,743	$430,592	$115,687	$4,812	$15,359	$364,844

Total production (MBOE)	10,121	7,944	3,779	1,039	3,346	7,923

	December 31,				September 12,	December 31,
	2019	2018	2017	2016	2016	2015
Balance Sheet and Other Data:
Property and equipment, net	$1,120,425	$927,994	$529,059	$247,473	$253,510	$344,395
Total assets	$1,218,238	$1,068,954	$629,597	$291,686	$333,974	$517,725
Total debt	$555,028	$511,375	$265,267	$25,000	$75,350	$1,224,383
Shareholders’ equity (deficit)	$520,745	$447,355	$221,639	$185,548	$190,895	$(915,121)

Actual shares outstanding at period-end	15,136	15,081	15,019	14,992	14,992	81,253
Proved reserves as of December 31, (MMBOE)	133	123	73	49	N/A	44
_____________________________________________

[1]
Upon our emergence from bankruptcy, we adopted and applied fresh start accounting. Accordingly, our financial statements for periods after September 12, 2016 are not comparable to those prior to that date. Financial information for the periods up to and including September 12, 2016 are referred to herein as those of the “Predecessor” while those beginning on September 13, 2016 and all periods thereafter are referenced as those of the “Successor.”

[2]
Revenues for the years ended after December 31, 2017 reflect the application of Accounting Standards Codification, or ASC, Topic 606, Revenues from Contracts with Customers, or ASC Topic 606. The adoption of ASC Topic 606 impacts the presentation and comparability of NGL product revenues between the years beginning after December 31, 2017 with those years ending on that date and all prior periods. See “Presentation of Financial Information and Changes in Accounting Principles” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

[3]
Operating income (loss) for the year ended December 31, 2019 reflects the application of ASC Topic 842, Leases, or ASC Topic 842. The adoption of ASC Topic 842 impacts the presentation and comparability of lease expense between the year ended December 31, 2019 with all prior periods. See “Presentation of Financial Information and Changes in Accounting Principles” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

[3]
Net income (loss) and Income (loss) attributable to common shareholders for the year ended December 31, 2018 and the period of January 1 through September 12, 2016 includes reorganization items resulting in income attributable to our bankruptcy proceedings of $3.3 million and $1.1 billion, respectively.

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
Industry Environment and Recent Operating and Financial Highlights
Commodity Price and Other Economic Conditions
Crude oil prices exhibited significant volatility throughout 2019 with a range between high and low prices of approximately $20 per barrel. This volatility has continued into February of 2020 and has included significant swings on a daily basis. In addition to the traditional domestic (i.e., significant production from the Permian Basin and mature shale plays including the Eagle Ford, etc.) and global (i.e., Middle East capacity, etc.) supply and demand factors, the impact of certain geopolitical and other dynamics have had a significant daily impact on crude oil and other commodity prices as well. For example, Middle East tensions have approached levels with military involvement not experienced in many years. In addition, the global economic impact of the coronavirus is continuing to evolve and its uncertainty has been reflected in daily commodity price volatility. While impacting us to a lesser extent, NGL and natural gas pricing has steadily declined from year-end 2018 levels due primarily to excess domestic supply and milder winter weather through January of 2020. Collectively, these trends have had a substantial impact on the rate of growth in our product revenues. These factors are anticipated to maintain downward pressure on commodity prices for the near term.
Since February 2019, we have contracted for our drilling rigs on a pad-to-pad basis and the day rates charged for these services as well as casing costs have declined throughout 2019. In addition, costs associated with our dedicated frac services agreement including certain component stimulation product and service costs have also declined in 2019. We anticipate that many of these costs will continue a declining trend into 2020. Costs incurred for most oilfield products and services associated with operating our properties remained relatively stable during 2019 and are anticipated to behave similarly into 2020 with moderate declines in certain costs consistent with recent industry experience.
Capital Expenditures and Development Progress
During 2019, we incurred capital expenditures of approximately $356 million with 97 percent directed to drilling and completion projects. We drilled and completed a total of 48 gross (43.3 net) wells. In a series of transactions, we acquired certain of our joint venture partners’ working interests in selected properties for which we are the operator for approximately $6.5 million. Through our drilling program and these acquisitions, we operated a total of 510 gross (430.1 net) wells in the Eagle Ford as of December 31, 2019. Through selected acquisitions, certain property exchanges and other transactions, we added or renewed approximately 3,500 net acres to our Eagle Ford lease portfolio during 2019.
Sequential Quarterly Analysis
The following summarizes certain key operating and financial highlights for the three months ended December 31, 2019 with comparison to the three months ended September 30, 2019 as presented in the table that follows. The year-over-year highlights for 2019 and 2018 are addressed in further detail in the discussions for Financial Condition and Results of Operations that follow.

•
Daily production increased one percent to 29,314 BOEPD, from 29,003 BOEPD due primarily to the number of wells turned to sales in the second half of 2019. During the fourth quarter of 2019, we turned to sales 11 gross (9.9 net) wells compared to 20 gross (18.3 net) wells turned to sales in the third quarter of 2019. Of the wells turned to sales in the third quarter of 2019, ten gross (9.0 net) wells were turned to sales in late August and September of 2019. Total production increased one percent to 2,697 MBOE from 2,668 MBOE.

•
Product revenues increased approximately four percent to $123.2 million from $118.4 million due primarily to six percent higher crude oil volume partially offset by one percent lower crude oil prices. NGL revenues were 13 percent higher due to 26 percent higher prices partially offset by 10 percent lower volume. Natural gas revenues declined six percent due to an 11 percent decrease in volume partially offset by a five percent increase in prices.

•
Production and lifting costs (consisting of LOE and GPT) declined on an absolute and per unit basis to $16.1 million and $5.98 per BOE from $18.5 million and $6.92 per BOE due primarily to lower utility charges, maintenance costs and chemical costs.

•
Production and ad valorem taxes were relatively consistent on an absolute basis at $7.4 million for each period and declined marginally on per unit basis to $2.74 per BOE from $2.77 per BOE, respectively, due to three percent lower overall product pricing and one percent higher production volume partially offset by the effect of higher estimated valuations for ad valorem tax assessments that were recorded in prior quarters of 2019.

•
G&A expenses decreased on an absolute and per unit basis to $5.3 million and $1.97 per BOE from $6.9 million and $2.57 per BOE, respectively, due primarily to lower benefits charges as well as lower occupancy and consulting costs.

•	Our DD&A, decreased on an absolute basis and per unit basis to $44.9 million and $16.64 per BOE from $46.5 million and $17.43 per BOE due primarily to higher reserve quantity estimates.

•	Our operating income increased to $50.2 million from $40.0 million due to the combined impact of the matters noted in the bullets above.
The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	(in thousands except per unit measurements, production, wells and reserves)
	Three Months Ended
	December 31,	September 30,	Year Ended December 31,
	2019	2019	2019	2018	2017
Total production (MBOE)	2,697	2,668	10,121	7,944	3,779
Average daily production (BOEPD)	29,314	29,003	27,730	21,765	10,353
Crude oil production (MBbl)	2,043	1,937	7,453	6,077	2,764
Crude oil production as a percent of total	76%	73%	74%	76%	73%
Product revenues	$123,196	$118,379	$469,035	$439,530	$159,469
Crude oil revenues	$115,252	$110,618	$434,713	$402,485	$140,886
Crude oil revenues as a percent of total	94%	93%	93%	92%	88%
Realized prices:
Crude oil ($ per Bbl)	$56.40	$57.12	$58.33	$66.23	$50.96
NGL ($ per Bbl) [1]	$10.74	$8.54	$11.13	$20.99	$19.25
Natural gas ($ per Mcf)	$2.34	$2.22	$2.51	$3.08	$2.89
Aggregate ($ per BOE)	$45.68	$44.37	$46.34	$55.33	$42.20
Prices, adjusted for derivatives::
Crude oil ($ per Bbl)	$56.50	$56.90	$57.78	$58.28	$49.69
Aggregate ($ per BOE)	$45.75	$44.21	$45.93	$49.25	$41.27
Production and lifting costs ($ per BOE):
Lease operating	$3.65	$4.45	$4.26	$4.52	$5.76
Gathering, processing and transportation [1]	$2.32	$2.47	$2.29	$2.34	$2.84
Production and ad valorem taxes ($ per BOE)	$2.74	$2.77	$2.77	$2.96	$2.33
General and administrative ($ per BOE) [2]	$1.97	$2.58	$2.52	$3.28	$4.82
Depreciation, depletion and amortization ($ per BOE)	$16.64	$17.43	$17.25	$16.11	$12.87
Capital expenditure program costs [3]	$64,623	$99,068	$355,851	$418,951	$129,827
Cash provided by operating activities [4]	$75,981	$89,851	$320,194	$272,132	$81,710
Cash paid for capital expenditures [5]	$71,010	$115,792	$362,743	$430,592	$115,687
Cash and cash equivalents at end of period	$7,798	$11,387	$7,798	$17,864	$11,017
Debt outstanding, net of discount and issue costs, at end of period	$555,028	$562,445	$555,028	$511,375	$265,267
Credit available under credit facility at end of period	$137,200	$129,200	$137,200	$128,600	$159,745
Net development wells drilled and completed	9.9	18.3	43.3	45.5	16.9
Proved reserves at the end of the period (MMBOE)	133	N/A	133	123	73
_____________________________________________

[1]	The effects of the adoption of ASC Topic 606, if applied to the year ended December 31, 2017, would have resulted in realized prices for NGLs of $16.40 per BOE and GPT of $2.45 per BOE, respectively.

[2]
Includes combined amounts of $0.36 and $0.39 per BOE for the three months ended December 31, 2019 and September 30, 2019, respectively, and $0.48, $1.11 and 1.36 per BOE for the years ended December 31, 2019, 2018 and 2017, respectively, attributable to equity-classified share-based compensation and significant special charges, including acquisition, divestiture and strategic transaction costs, among others costs, as described in the discussion of “Results of Operations - General and Administrative” that follows.

[3]	Includes amounts accrued and excludes capitalized interest and capitalized labor.

[4]
Includes net cash received for derivative settlements of $0.2 million and net cash paid for derivative settlements of $0.4 million for the three months ended December 31, 2019 and September 30, 2019, respectively, and net cash paid for derivative settlements of $4.1 million, $48.3 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Reflects changes in operating assets and liabilities of $(12.7) million and $10.9 million for the three months ended December 31, 2019 and September 30, 2019, respectively, and $0.2 million, $(2.8) million and $(15.0) million for the years ended December 31, 2019, 2018 and 2017, respectively.

[5]	Represents actual cash paid for capital expenditures including capitalized interest and capitalized labor.

Key Developments
The following general business developments and corporate actions had or may have a significant impact on our results of operations, financial position and cash flows:
Production and Development Progress
Total production for the quarter and year ended December 31, 2019 was 2,697 MBOE and 10,121, or 29,314 and 27,730 BOEPD, with approximately 76 percent and 74 percent, or 2,043 MBbls and 7,453 MBbls, of production from crude oil, 14 and 15 percent from NGLs and 10 percent and 11 percent from natural gas, respectively.
We drilled and turned 11 and 48 gross (9.9 and 43.3 net) wells to sales during the quarter and year ended December 31, 2019, respectively. Subsequent to December 31, 2019, we turned an additional six gross (5.4 net) wells to sales through February 21, 2020. As of February 21, 2020, we were in the process of drilling seven gross (5.5 net) wells and two gross (1.9 net) wells were completing.
As of February 21, 2020, we had approximately 100,200 gross (87,400 net) acres in the Eagle Ford, net of expirations. Approximately 91 percent of our acreage is held by production and substantially all is operated by us.
Commodity and Interest Rate Hedging Program
As of January 31, 2020 and including hedges we entered into after December 31, 2019, we have hedged a portion of our estimated future crude oil and natural gas production from February 1, 2020 through the end of 2021 with a mix of WTI- , MEH-, and Henry Hub indexed swaps, enhanced swaps and collars. We are currently unhedged with respect to NGL production. The following table summarizes our hedge positions for the periods presented:

	WTI - Oil Volumes	WTI Average Price	MEH - Oil Volumes	MEH Average Price
Swaps	(Barrels per day)	($ per barrel)	(Barrels per day)	($ per barrel)
1Q - 2020	15,648	$55.34	2,000	$61.03
2Q - 2020	10,648	$55.35	2,000	$61.03
3Q - 2020	8,630	$55.20	2,000	$61.03
4Q - 2020	8,630	$55.20	2,000	$61.03
1Q - 2021	3,333	$55.89	—	$—
2Q - 2021	3,297	$55.89	—	$—
3Q - 2021	1,630	$55.50	—	$—
4Q - 2021	1,630	$55.50	—	$—

	WTI - Oil Volumes	WTI Floor Price	WTI Ceiling Price
Collars	(Barrels per day)	($ per barrel)	($ per barrel)
2Q - 2020	5,297	$52.36	$57.60
3Q - 2020	6,891	$52.97	$58.03
4Q - 2020	2,000	$48.00	$57.10
1Q - 2021	1,667	$55.00	$58.00
2Q - 2021	1,648	$55.00	$58.00

	WTI - Oil Volumes	WTI Put Price
Sold Puts	(Barrels per day)	($ per barrel)
1Q - 2021	5,000	$44.00
2Q - 2021	4,945	$44.00
3Q - 2021	1,630	$44.00
4Q - 2021	1,630	$44.00
As of January 31, 2020, we have hedged over 40% of our estimated 2020 natural gas production.

	Henry Hub - Gas Volumes	Henry Hub Floor Price	Henry Hub Ceiling Price
Collars	(MMBtu/d)	($/MMBtu)	($/MMBtu)
1Q - 2020	5,934	$2.00	$2.18
2Q - 2020	8,901	$2.00	$2.18
3Q - 2020	8,804	$2.00	$2.18
4Q - 2020	8,804	$2.00	$2.18
In February 2020, we began hedging our exposure to variable interest rates as we entered into a series of interest rate swaps contracts through May 2022 for a notional amount of $300 million, paying a weighted-average fixed rate of 1.36%.

Amendment to Credit Facility and Affirmation of Borrowing Base
In May 2019, we entered into the Borrowing Base Increase Agreement and Amendment No. 6 to the Credit Facility, or the Sixth Amendment, to our credit agreement, or Credit Facility, increasing the lender commitment to $1.0 billion from $450 million and the borrowing base to $500 million from $450 million and extending the maturity to May 2024 from September 2020 (subject to certain conditions as described in Note 9 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,”) among other things. In addition, the applicable margin ranges associated with borrowings under the Credit Facility were each reduced by 150 basis points. We incurred and capitalized approximately $2.6 million of issue and other costs associated with the Sixth Amendment.
In November 2019, we completed our fall borrowing base redetermination and our lenders affirmed the $500 million borrowing base. Our next redetermination is currently scheduled for April 2020.
Executive Transition
On November 4, 2019, the Company announced that Russell T Kelley, Jr. had been appointed as the Company’s Senior Vice President, Chief Financial Officer and Treasurer, or SVP and CFO, effective November 13, 2019. In connection with the transition, Steven A. Hartman, the former SVP and CFO resigned in accordance with a separation and transition agreement with the Company.

Financial Condition
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. The Credit Facility provides us with up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is also $500 million. As of February 27, 2020, we had $133.2 million of availability under the Credit Facility.
Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. In order to mitigate this volatility, we entered into derivative contracts with a number of financial institutions, all of which are participants in the Credit Facility, hedging a portion of our estimated future crude oil production through the end of 2021. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.
Capital Resources
Under our capital program for 2020, we anticipate capital expenditures, excluding acquisitions, of up to $310 million with approximately 95 percent of capital being directed to drilling and completions on our Eagle Ford acreage. We plan to fund our 2020 capital spending primarily with cash from operating activities and, to the extent necessary, supplemental borrowings under the Credit Facility. Based upon current price and production expectations for 2020, we believe that our cash from operating activities and borrowings under our Credit Facility, as necessary, will be sufficient to fund our operations through year-end 2020; however, future cash flows are subject to a number of variables and significant additional capital expenditures may be required to more fully develop our properties. For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash on Hand and Cash From Operating Activities. As of February 27, 2020, we had over $15 million of cash on hand. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During 2019, we borrowed $41.4 million, net of repayments, under the Credit Facility. For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended December 31, 2019	$362,400	$381,465	$384,400	4.06%
Year ended December 31, 2019	$362,400	$349,713	$384,400	4.79%
Proceeds from Sales of Assets. We continually evaluate potential sales of assets, including certain non-strategic oil and gas properties and undeveloped acreage, among others. For additional information and an analysis of our historical proceeds from sales of assets, see the “Cash Flows” discussion that follows.
Capital Markets Transactions. From time-to-time and under market conditions that we believe are favorable to us, we may consider capital market transactions, including the offering of debt and equity securities.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities
Operating cash flows, net of working capital changes	$356,321	$346,780
Crude oil derivative settlements paid, net	(4,136)	(48,291)
Interest payments, net of amounts capitalized	(32,398)	(22,599)
Income tax refunds	2,471	—
Acquisition, divestiture and strategic transaction costs paid	(1,985)	(2,968)
Reorganization-related administration fees and costs paid, net	(79)	(540)
Consulting costs paid to former Executive Chairman	—	(250)
Net cash provided by operating activities	320,194	272,132
Cash flows from investing activities
Acquisitions, net	(6,516)	(85,387)
Capital expenditures	(362,743)	(430,592)
Proceeds from sales of assets, net	215	7,683
Net cash used in investing activities	(369,044)	(508,296)
Cash flows from financing activities
Proceeds from credit facility borrowings, net	41,400	244,000
Debt issuance costs paid	(2,616)	(989)
Net cash provided by financing activities	38,784	243,011
Net increase (decrease) in cash and cash equivalents	$(10,066)	$6,847
Cash Flows from Operating Activities. The increase of $48.1 million in net cash from operating activities for 2019 compared to 2018 was primarily attributable to: (i) approximately 27 percent higher production volume in 2019 despite approximately 16 percent lower overall product pricing, (ii) substantially lower net payments of derivative settlements during 2019 resulting primarily from the narrowing of the margin between hedged and actual settlement prices, (iii) the receipt in 2019 of a refund of alternative minimum tax, or AMT, credits in connection with the filing of our 2018 federal income tax return, (iv) lower payments in 2019 for acquisition, divestiture and strategic transaction costs as a merger agreement was terminated in early 2019, (v) lower bankruptcy-related administration costs as the case was closed in November 2018 and (vi) less executive retirement costs in 2019 compared to 2018. These items were partially offset by higher interest payments due to greater outstanding borrowings in 2019.
Cash Flows from Investing Activities. In 2019, we paid $6.5 million for the acquisition of working interests in certain properties for which we are the operator from our joint working interest partners. In 2018, we paid a combined total of $86.5 million for the Hunt Acquisition and the purchase of other working interests in producing properties in the Eagle Ford and received a total of $1.1 million in connection with the final settlement of the Devon Acquisition. As illustrated in the tables below, our cash payments for capital expenditures were significantly lower during 2019 as compared to 2018, due primarily to the employment of two drilling rigs through most of 2019 compared to three drilling rigs utilized during most of 2018. The cash payments for capital expenditures for 2019 and 2018 also reflect refunds of $3.8 million and $0.6 million, respectively, received for sales and use taxes that were applicable to capital expenditures in prior years. In addition, we received $0.2 million in proceeds from the sale of scrap tubular and well materials in 2019 while we received proceeds of $7.7 million in 2018 attributable to the sales of: (i) all of our Mid-Continent properties, (ii) undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana, (iii) certain undeveloped deep leasehold rights in Oklahoma, (iv) certain pipeline assets in our former Marcellus Shale operating region and (iv) scrap tubular and well materials.

The following table sets forth costs related to our capital expenditure program for the periods presented:

	Year Ended
	December 31,
	2019	2018
Drilling and completion	$344,542	$405,677
Lease acquisitions and other land-related costs	3,433	5,180
Geological, geophysical (seismic) and delay rental costs	363	377
Pipeline, gathering facilities and other equipment, net	7,513	7,717
	$355,851	$418,951
The following table reconciles the total costs of our capital expenditure program with the net cash paid for capital expenditures as reported in our Consolidated Statements of Cash Flows for the periods presented:

	Year Ended
	December 31,
	2019	2018
Total capital expenditures program costs (from above)	$355,851	$418,951
Decrease (increase) in accrued capitalized costs	3,602	(44)
Less:
Transfers from tubular inventory and well materials	(10,971)	(10,056)
Sales & use tax refunds received and applied to property accounts	(3,816)	(643)
Other, net	(115)	—
Add:
Tubular inventory and well materials purchased in advance of drilling	9,967	9,578
Capitalized internal labor	4,089	3,688
Capitalized interest	4,136	9,118
Total cash paid for capital expenditures	$362,743	$430,592
Cash Flows from Financing Activities. During 2019, we borrowed $76.4 million and made repayments of $35.0 million under the Credit Facility which were used to fund a portion of our capital program as well as the aforementioned acquisition of working interests. During 2018, we borrowed $244 million under the Credit Facility to fund the three-rig capital program and the Hunt Acquisition. We also paid $2.6 million and $1.0 million of debt issue costs in 2019 and 2018, respectively, in connection with amendments to the Credit Facility.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	December 31,
	2019	2018
Credit Facility borrowings	$362,400	$321,000
Second Lien Facility term loans, net of original issue discount and issuance costs	192,628	190,375
Total debt	555,028	511,375
Shareholders’ equity	520,745	447,355
Total capitalization	$1,075,773	$958,730
Debt as a % of total capitalization	52%	53%
Credit Facility. The Credit Facility provides for a $1.0 billion revolving commitment and $500 million borrowing base, including a $25.0 million sublimit for the issuance of letters of credit. The availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes including working capital. We had $0.4 million in letters of credit outstanding as of December 31, 2019 and 2018, respectively.

The Credit Facility is scheduled to mature in May 2024; provided that on June 30, 2022, unless we have either extended the maturity date of our $200 million Second Lien Credit Agreement dated as of September 29, 2017, or the Second Lien Facility, to a date that is at least 91 days after May 7, 2024 or have repaid our Second Lien Facility in full, the maturity date of the Credit Facility will mean June 30, 2022.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 0.50% to 1.50%, determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50%, determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of December 31, 2019, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 3.75%. Unused commitment fees are charged at a rate of 0.375% to 0.50%, depending upon utilization.
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
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. As of December 31, 2019, the actual interest rate on outstanding borrowings under the Second Lien Facility was 8.81%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three month intervals if we select a six-month interest period), at our election and is computed on the basis of a year of 360 days. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following remaining prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): during the period ending September 29, 2020, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following remaining prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: during the period ended September 29, 2020, 101% of the amount being prepaid; and thereafter, no premium.
The Second Lien Facility is collateralized by substantially all of the Company’s and its subsidiaries’ assets with lien priority subordinated to the liens securing the Credit Facility. The obligations under the Second Lien Facility are guaranteed by us and the Guarantor Subsidiaries.
Covenant Compliance. The Credit Facility requires us to maintain (1) a minimum current ratio (as defined in the Credit Facility, which considers the the unused portion of the total commitment as a current asset) of 1.00 to 1.00, and (2) a maximum leverage ratio (consolidated indebtedness to EBITDAX, each as defined in the Credit Facility), in each case measured as of the last day of each fiscal quarter of 4.00 to 1.00. The Second Lien Facility has no financial covenants.
The Credit Facility and Second Lien Facility also contain customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), limitations on the incurrence of liens and indebtedness, merger, consolidation or sale of assets, payment of dividends, and transactions with affiliates and other customary covenants.
The Credit Facility and Second Lien Facility contain customary events of default and remedies. If we do not comply with the financial and other covenants in the Credit Facility and Second Lien Facility, as applicable, the lenders thereto may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility and Second Lien Facility.
As of December 31, 2019, we were in compliance with all of the covenants under the Credit Facility and the Second Lien Facility.
Reference Rate Reform. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. At the present time, the Credit Facility and Second Lien Facility are, at our option, contractually subject to LIBOR rates and both have terms that extend beyond 2021. We have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.

Results of Operations
Presentation of Financial Information and Changes in Accounting Principles
Adoption of New Accounting Standards
As discussed in further detail in Notes 2, 5 and 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” we have adopted two accounting standards that impact the comparability of our financial statements: Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842, effective January 1, 2019 and ASC Topic 606, Revenues from Contracts with Customers, or ASC Topic 606, effective January 1, 2018. The adoption of ASC Topic 842 impacts the presentation and comparability of (i) Lease operating, or LOE, expense and (ii) General and administrative, or G&A, expenses. We adopted ASC Topic 842 utilizing the cumulative effect transition method effective January 1, 2019. Accordingly, our LOE and G&A expenses for the year ended December 31, 2019 are not comparable to the 2018 and 2017 presentation of these items. The adoption of ASC Topic 606 impacts the presentation and comparability of (i) NGL product revenues and (ii) Gathering, processing and transportation, or GPT, expense. We adopted ASC Topic 606 utilizing the cumulative effect transition method effective January 1, 2018. Accordingly, our NGL revenues and GPT expense for the year ended December 31, 2017 are not comparable to the 2019 and 2018 presentation of these items. Our discussion and analysis of these items in the Results of Operations that follow address the effects of changes directly attributable to the adoption of ASC Topic 842 and ASC Topic 606.
Impact of Acquisitions and Divestitures
A portion of the components of our year-over-year variances for 2018 to 2017 are also due to the effects of the Hunt Acquisition in March 2018 and the Devon Acquisition in September 2017. Partially offsetting the impact of these transactions are the effects of our divestiture of our former assets in the Mid-Continent region that we sold in July 2018.
Production
The following tables set forth a summary of our total and average daily production volumes by product and geographic region for the periods presented:

	Total Production
	Year Ended December 31,
	2019	2018	2017
Crude oil (MBbl)	7,453	6,077	2,764
NGLs (MBbl)	1,491	1,004	523
Natural gas (MMcf)	7,067	5,181	2,949
Total (MBOE)	10,121	7,944	3,779
2019 vs 2018 Variance (MBOE)		2,177
% Change		27%
2018 vs. 2017 Variance (MBOE)			4,165
% Change			110%
	Average Daily Production
	Year Ended December 31,
	2019	2018	2017
Crude oil (Bbl per day)	20,418	16,650	7,573
NGLs (Bbl per day)	4,085	2,750	1,432
Natural gas (MMcf per day)	19	14	8
Total (BOEPD)	27,730	21,765	10,353
2019 vs 2018 Variance (BOEPD)		5,965
% Change		27%
2018 vs. 2017 Variance (BOEPD)			11,412
% Change			110%

	Total Production by Region
	Year Ended December 31,
	2019	2018	2017
South Texas	10,121	7,780	3,487
Mid-Continent [1]	—	165	292
Total (MBOE)	10,121	7,944	3,779
2019 vs 2018 Variance (MBOE)		2,177
% Change		27%
2018 vs. 2017 Variance (MBOE)			4,165
% Change			110%
	Average Daily Production by Region
	Year Ended December 31,
	2019	2018	2017
South Texas	27,730	21,314	9,553
Mid-Continent [1]	—	451	800
Total (BOEPD)	27,730	21,765	10,353
2019 vs 2018 Variance (BOEPD)		5,965
% Change		27%
2018 vs. 2017 Variance (BOEPD)			11,412
% Change			110%
_____________________________________________
1 Mid-Continent operations were sold on July 31, 2018.
2019 vs. 2018. Total production increased 27 percent during 2019 compared to 2018 due primarily to a greater number of higher working interest wells turned to sales in the fourth quarter of 2018 through December 31, 2019 when compared to the corresponding periods from the fourth quarter of 2017 through December 31, 2018 as well as the effect of a full year of production from the Hunt Acquisition. These increases were partially offset by the effect of the divestiture in July 2018 of our former Mid-Continent operations, as well as natural production declines from our more mature Eagle Ford wells.
We operated two drilling rigs during the majority of 2019 compared to three during the majority of 2018. During 2019, we turned 48 gross (43.3 net) wells to sales compared to 53 gross (45.5 net) wells during 2018. When considering the wells turned to sales in the fourth quarters of the prior years for which we would receive a full year of subsequent production, we had 58 gross (52.2 net) wells for the year ended December 31, 2019 as compared to 62 gross (50.8 net) wells for the year ended December 31, 2018.
Approximately 74 percent of total production during 2019 was attributable to crude oil when compared to approximately 76 percent during 2018. The decline in the crude oil composition of total production was due primarily to a higher gas content experienced with some of our recently drilled wells, primarily in the southeastern portion of our acreage holdings.
2018 vs. 2017. Total production increased 110 percent during 2018 compared to 2017 due primarily to a greater number of wells turned to sales in 2018 under an expanded drilling program as well as incremental production from the Hunt and Devon Acquisitions. We operated three drilling rigs during 2018 compared to two during 2017, the second of which was not contracted until mid-March 2017. These increases were partially offset by the effect of the divestiture in July 2018 of our former Mid-Continent operations, as well as natural production declines from our more mature Eagle Ford wells.
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

Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Total Product Revenues
	Year Ended December 31,
	2019	2018	2017
Crude oil	$434,713	$402,485	$140,886
NGLs	16,589	21,073	10,066
Natural gas	17,733	15,972	8,517
Total	$469,035	$439,530	$159,469
2019 vs. 2018 Variance		$29,505
% Change		7%
2018 vs. 2017 Variance			$280,061
% Change			176%
	Product Revenues per Unit of Volume
	Year Ended December 31,
	2019	2018	2017
Crude oil ($ per barrel)	$58.33	$66.23	$50.96
NGLs ($ per barrel)	$11.13	$20.99	$19.25
Natural gas ($ per Mcf)	$2.51	$3.08	$2.89
Total ($ per BOE)	$46.34	$55.33	$42.20
2019 vs. 2018 Variance ($ per BOE)		$(8.99)
% Change		(16)%
2018 vs. 2017 Variance ($ per BOE)			$13.13
% Change			31%

	Product Revenues by Region
	Year Ended December 31,
	2019	2018	2017
South Texas	$469,035	$435,599	$152,521
Divested properties [1]	—	3,931	6,948
Total	$469,035	$439,530	$159,469
2019 vs. 2018 Variance		$29,505
% Change		7%
2018 vs. 2017 Variance			$280,061
% Change			176%
	Product Revenues per BOE by Region
	Year Ended December 31,
	2019	2018	2017
South Texas	$46.34	$55.99	$43.74
Divested properties [1]	$—	$23.87	$23.79
Total ($ per BOE)	$46.34	$55.33	$42.20
2019 vs. 2018 Variance ($ per BOE)		$(8.99)
% Change		(16)%
2018 vs. 2017 Variance ($ per BOE)			$13.13
% Change			31%
_____________________________________________
1 Mid-Continent operations were sold on July 31, 2018.
The following table provides an analysis of the changes in our revenues for the periods presented:

	Year Ended December 31, 2019 vs.			Year Ended December 31, 2018 vs.
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$91,108	$(58,880)	$32,228	$168,812	$92,787	$261,599
NGLs	10,227	(14,711)	(4,484)	9,259	1,748	11,007
Natural gas	5,815	(4,054)	1,761	6,448	1,007	7,455
	$107,150	$(77,645)	$29,505	$184,519	$95,542	$280,061

2019 vs. 2018. Our product revenues increased seven percent during 2019 over 2018 due primarily to approximately 23 percent higher crude oil volumes partially offset by 12 percent lower crude oil pricing resulting in higher overall product revenues. NGL revenues declined approximately 21 percent in 2019 due to substantially lower pricing (47 percent) partially offset by approximately 49 percent higher volumes. Natural gas revenues increased approximately 11 percent due primarily to approximately 36 percent higher volumes substantially offset by approximately 19 percent lower pricing. Crude oil revenues were approximately 93 percent of our total revenues during 2019 as compared to approximately 92 percent during 2018.
2018 vs. 2017. Our product revenues increased 176 percent during 2018 over 2017 due primarily to approximately 120 percent higher crude oil volumes, 92 percent higher NGL volumes and 76 higher natural gas volumes as well as the effect of 30 percent higher crude oil prices and approximately seven percent higher natural gas prices. Excluding the $2.4 million effect of the adoption of ASC Topic 606, NGL pricing increased by 21 percent during 2018 as compared to 2017. Crude oil revenues were approximately 92 percent of our total revenues during 2018 compared to 88 percent during 2017. Total Eagle Ford revenues were approximately 99 percent of total revenues in 2018 and 96 percent during 2017. Effective August 2018, all of our revenues were derived from the Eagle Ford.
Realized Differentials
The following table reconciles our realized price differentials from weighted-average NYMEX-quoted prices for WTI crude oil for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Realized crude oil prices per barrel	$58.33	$66.23	$50.96
Weighted-average WTI prices	57.04	65.56	51.34
Realized differential to WTI per barrel	$1.29	$0.67	$(0.38)
We have realized premiums to the WTI index price for crude oil over the past two years as the majority of our production during those periods was sold based on LLS or MEH index pricing due to the proximity of our operating region to the Gulf Coast markets.
Effects of Derivatives
The following table reconciles crude oil revenues to realized prices, as adjusted for derivative activities, for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Crude oil revenues as reported	$434,713	$402,485	$140,886
Derivative settlements, net	(4,136)	(48,291)	(3,511)
	$430,577	$354,194	$137,375

Crude oil prices per Bbl, as reported	$58.33	$66.23	$50.96
Derivative settlements per Bbl	(0.55)	(7.95)	(1.27)
	$57.78	$58.28	$49.69
Gain (Loss) on Sales of Assets
We recognize gains and losses on the sale or disposition of assets other than our oil and gas properties upon the completion of the underlying transactions. The following table sets forth the total gains and losses recognized for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Gain (loss) on sales of assets, net	$5	$(177)	$(36)
2019, 2018 and 2017. In 2019, 2018 and 2017, we recognized insignificant net gains and losses attributable to sale or trade of certain support equipment and surplus and scrap tubular inventory and well materials.

Other Revenues, Net
Other revenues, net, includes fees for marketing and water disposal services that we charge to third parties, net of related expenses as well as other miscellaneous revenues and credits attributable to our current operations.
The following table sets forth the total other revenues, net for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Other revenues, net	$2,176	$1,479	$621
2019 vs. 2018. Other revenues, net increased during 2019 from 2018 due primarily to higher water disposal revenues attributable to higher production partially offset by certain unscheduled repairs and maintenance costs incurred during the second quarter of 2019 at our water disposal facilities
2018 vs. 2017. Other revenues, net increased during 2018 from 2017 due primarily to higher marketing fees charged to third parties resulting from substantially higher production.
Lease Operating Expenses
LOE include costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas-lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies among others.
The following table sets forth our LOE for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Lease operating	$43,088	$35,879	$21,784
Per unit of production ($/BOE)	$4.26	$4.52	$5.76
2019 vs. 2018. LOE increased on an absolute basis, but declined on a per unit basis during 2019 when compared to 2018 due primarily to the overall effect of 27 percent higher production volume during 2019. The volume-based absolute increases were primarily attributable to compression and gas lift, water disposal, utilities and environmental costs for a combined effect of $5.6 million. Higher maintenance costs of $1.3 million were incurred in 2019. In addition, the 2019 period includes the effects of two additional months of production attributable to the Hunt Acquisition.
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
Gathering Processing and Transportation
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
The following table sets forth our GPT for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Gathering, processing and transportation	$23,197	$18,626	$10,734
Per unit of production ($/BOE)	$2.29	$2.34	$2.84
2019 vs. 2018. GPT expense increased on an absolute basis during 2019 when compared to 2018 due primarily to substantially higher production volumes as discussed above. Per unit costs declined marginally in 2019 compared to 2018 due primarily to a shift in the mix of crude oil production sold at the wellhead with no corresponding GPT expense subsequent to the achievement of required minimum crude oil volumes transported by pipeline partially offset by a scheduled rate increase effective August 1, 2019, for crude oil gathering services provided by Nuevo Dos Gathering & Transportation, LLC, or Nuevo G&T, successor to Republic Midstream, LLC.

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
The following table sets forth our production and ad valorem taxes for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Production and ad valorem taxes
Production/severance taxes	$21,774	$20,619	$7,533
Ad valorem taxes	6,283	2,928	1,281
	$28,057	$23,547	$8,814
Per unit of production ($/BOE)	$2.77	$2.96	$2.33
Production/severance tax rate as a percent of product revenues	4.6%	4.7%	4.7%
2019 vs. 2018. Production taxes increased on an absolute basis, but declined on a per unit basis during 2019 when compared to 2018 due primarily to increased production volume despite lower overall commodity sales prices. Accruals for ad valorem taxes also increased substantially for the 2019 periods due to a higher commodity-price based valuation assumption and the effects of growing our assessable property base and increased working interests from acquisition activity.
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
The following table sets forth the components of G&A expenses for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Primary G&A	$20,602	$17,236	$13,072
Share-based compensation - equity-classified	4,082	4,618	3,809
Significant special charges
Acquisition, divestiture and strategic transaction costs	800	3,960	1,340
Executive retirement costs	—	250	—
Restructuring expense adjustment	—	—	(20)
Total general and administrative expenses	$25,484	$26,064	$18,201
Per unit of production ($/BOE)	$2.52	$3.28	$4.82
Per unit of production excluding all share-based compensation and other significant special charges identified above ($/BOE)	$2.04	$2.17	$3.46

2019 vs. 2018. Our primary G&A expenses increased on an absolute basis and decreased on a per unit basis during 2019 compared to 2018. The absolute increases are due primarily to the effects of higher payroll, benefits and support costs attributable to a higher overall employee headcount. In addition, we incurred higher occupancy costs and higher consulting and related costs including those associated with the SVP/CFO transition in the second half of 2019. Higher production volume had the effect of reducing G&A per unit of production during 2019.
Equity-classified share-based compensation charges during the periods presented are attributable to the amortization of compensation cost associated with the grants of time-vested restricted stock units, or RSUs, and performance restricted stock units, or PRSUs. The grants of RSUs and PRSUs are described in greater detail in Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” A substantial portion of the share-based compensation expense is attributable to the RSU and PRSU grants made in the normal course in January 2017 and RSU grants in September and December of 2016 in connection with our reorganization. The remainder is attributable to grants of RSUs and PRSUs to certain employees upon their hiring or as a result of promotion subsequent to the first quarter of 2017. The year 2018 also includes a charge of $0.6 million attributable to the accelerated vesting of certain RSUs and PRSUs in connection with the retirement of our Executive Chairman in February 2018. All of our equity-classified share-based compensation represents non-cash expenses.
We incurred consulting and other costs in the second half of 2018 which continued into the first quarter of 2019 associated with the previously terminated merger transaction. In addition to these costs, we incurred transaction costs in 2018 associated with the Mid-Continent divestiture and the Hunt Acquisition, including legal, due diligence and other professional fees. We also paid certain costs attributable to the retirement of our former Executive Chairman in February 2018.
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
During 2017, we incurred transaction costs associated with the Devon Acquisition and certain costs in advance of the Hunt Acquisitions, including advisory, legal, due diligence and other professional fees. In 2017, we recorded adjustments to severance-related restructuring accruals that were originally established prior to 2017.
Depreciation, Depletion and Amortization (DD&A)
DD&A expense includes charges for the allocation of property costs based on the volume of production, depreciation of fixed assets other than oil and gas assets as well as the accretion of our ARO liabilities. The following table sets forth total and per unit costs for DD&A for the periods presented:

	Year Ended December 31,
	2019	2018	2017
DD&A expense	$174,569	$127,961	$48,649
DD&A rate ($/BOE)	$17.25	$16.11	$12.87
2019 vs. 2018. DD&A increased on an absolute and per unit basis during 2019 when compared to 2018. Higher production volume provided for an increase of approximately $35.1 million while $11.5 million was attributable to the higher DD&A rates in 2019. The higher DD&A rates in 2019 are attributable to higher costs added to the full cost pool in 2019.
2018 vs. 2017. DD&A increased on an absolute and per unit basis during 2018 when compared to 2017. Higher production volume provided for an increase of approximately $53.6 million while $25.7 million was attributable to the higher DD&A rates in 2018. The higher DD&A rates in the 2018 periods were attributable to costs added to the full cost pool, including those from the Devon and Hunt Acquisitions, during a period of rising crude oil prices, as well as the sale of our Mid-Continent properties in July 2018, while the DD&A rate for 2017 period is based primarily on the fair value of our properties at September 2016.
Interest Expense
Interest expense includes charges for outstanding borrowings under the Credit Facility and the Second Lien Facility derived from internationally-recognized interest rates with a premium based on our credit profile and the level of credit outstanding. In addition, we are assessed certain fees for the overall credit commitments provided to us as well as fees for utilization and letters of credit. Also included is the accretion of original issue discount on the Second Lien Facility and the amortization of costs capitalized attributable to the Credit Facility and the Second Lien Facility. These costs are partially offset by interest costs that we capitalize on unproved property costs while we are engaged in the evaluation of projects for the underlying acreage.

The following table summarizes the components of our interest expense for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Interest on borrowings and related fees	$36,593	32,164	$6,995
Accretion of original issue discount	743	680	161
Amortization of debt issuance costs	2,611	2,736	1,961
Capitalized interest	(4,136)	(9,118)	(2,725)
	$35,811	$26,462	$6,392

2019 vs. 2018. Interest expense increased during 2019 as compared to 2018 due primarily to higher outstanding balances under the Credit Facility partially offset by the effect of lower interest rates. Weighted-average balances under the Credit Facility were higher in 2019 compared to 2018 by approximately $119 million while the weighted-average interest rates were lower during the same period by 97 basis points. The accretion of original issue discount is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We capitalized a smaller portion of interest during 2019 as we maintained a substantially smaller portion of unproved property as compared to 2018.
2018 vs. 2017. Interest expense increased during 2018 as compared to 2017 due primarily to higher outstanding balances under the Credit Facility, including amounts borrowed to fund our larger capital expenditure program in 2018 and the Hunt Acquisition, as well as interest attributable to the Second Lien Facility that was entered into in September 2017. Furthermore, the Credit Facility and the Second Lien Facility are variable-rate instruments and both were subject to periodic increases in LIBOR rates on a consistent basis since 2017. We capitalized a larger portion of interest during 2018 as we maintained a substantially larger balance of unproved property as compared to 2017 due primarily to the Devon Acquisition.
Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices.
The following table summarizes the gains and (losses) attributable to our crude oil derivatives portfolio for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Crude oil derivative gains (losses)	$(68,131)	$37,427	$(17,819)
2019 vs. 2018. In 2019, the forward curve for commodity prices increased relative to our weighted-average hedged prices resulting in net losses for our derivative portfolio. We paid net cash settlements of $4.1 million and $48.3 million in 2019 and 2018, respectively.
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
The following table sets forth the other income (expense), net recognized for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Other, net	$(153)	$2,266	$58
2019. Other, net income (expense) decreased during 2019 as compared to 2018 due primarily to the write-off in 2019 of $0.2 million attributable to acquisition transactions in prior years that were no longer deemed recoverable. This charge was partially offset in 2019 by recoveries of sales and use taxes attributable to previously divested properties.

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
Reorganization Items, Net
The following table summarizes the components included in “Reorganization items, net” for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Legal and professional fees and expenses	$—	$200	$—
Other reorganization items	—	3,122	—
	$—	$3,322	$—
2018. While we emerged from bankruptcy in September 2016, certain administrative and claims resolution activities continued until November 2018 when the Bankruptcy Court issued a final decree which effectively closed the case. Upon the closure, we reversed the remaining $0.2 million unused portion of an accrual that was established upon emergence from bankruptcy for legal and professional fees and administrative costs. In addition, we reversed the $2.7 million unallocated portion of a reserve that was established upon emergence for the potential settlement of certain claims in cash. Finally, we also reversed $0.4 million of accounts payable that were held open since the date of emergence as secured claims, but were ultimately expunged. As these items of income are directly attributable to the final administration of our bankruptcy case and not a part of our continuing operations, they are classified on our Consolidated Statement of Operations as components of “Reorganization items, net.”
Income Taxes
The following table summarizes our income tax provision for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Income tax (expense) benefit	$(2,137)	$(523)	$4,943
Effective tax rate	3.0%	0.2%	17.8%
2019. The provision for the year ended December 31, 2019 includes current federal benefits of $1.2 million attributable to the anticipated refund of alternative minimum tax, or AMT, credits for the 2019 tax year. The amount for 2019 has been recognized on our Consolidated Balance Sheet as of December 31, 2019 as a current asset. These benefits have been offset by corresponding decreases in the deferred tax asset associated with AMT credit carryforwards giving rise to deferred federal expense for the year ended December 31, 2019. In addition, we have recognized a deferred state tax expense of $2.1 million attributable to property and equipment for an overall effective tax rate of 3.0%.
2018. The provision for the year ended December 31, 2018 includes a current federal benefit of $2.5 million attributable to the anticipated refund of AMT credits for the 2018 tax year. The $2.5 million attributable to 2018 was refunded to us in 2019. This benefit is offset by a corresponding decrease in the deferred tax asset associated with the refundable AMT credit giving rise to a deferred federal expense. In addition, we have recognized a deferred state tax expense of $0.5 million for an overall effective tax rate of 0.2%.
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

Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2019, the material off-balance sheet arrangements and transactions that we have entered into included information technology licensing, service agreements and letters of credit, all of which are customary in our business. See “Contractual Obligations” summarized below and Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more details related to the value of our off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility [1]	$362,400	$—	$—	$362,400	$—
Second Lien Facility [2]	200,000	—	—	200,000	—
Interest payments on long-term debt [3]	107,405	31,209	57,879	18,317	—
Operating leases [4]	3,483	847	1,664	972	—
Crude oil gathering and transportation commitments [5]	102,598	12,962	25,924	25,924	37,788
Asset retirement obligations [6]	113,050	—	—	—	113,050
Derivatives	20,488	19,853	635	—	—
Other commitments [7]	499	289	210	—	—
Total contractual obligations	$909,923	$65,160	$86,312	$607,613	$150,838
_____________________________________________
1 Assumes that the amount outstanding of $362 million as of December 31, 2019 will remain outstanding until its maturity in 2024. The Credit Facility has been classified as a long term liability on our Consolidated Balance Sheet as described in “Financial Condition – Liquidity” and in Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

[2]
Assumes that the amount outstanding of $200 million as of December 31, 2019 will remain outstanding until its maturity in 2022. The Second Lien Facility has been classified as a long term liability on our Consolidated Balance Sheet as described in “Financial Condition – Liquidity” and in Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

3 Represents estimated interest payments that will be due under the Credit Facility and Second Lien Facility, assuming that the underlying LIBOR-based interest rates in effect at December 31, 2019 remain in effect and the amounts outstanding of $362.4 million and $200 million as of December 31, 2019, respectively, will remain outstanding until their maturities in 2024 and 2022, respectively.

[4]	Relates primarily to office facilities and equipment leases as described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

[6]
Represents the undiscounted balance payable, primarily for the plugging of inactive wells, in periods more than five years in the future for which $4.9 million, on a discounted basis, has been recognized on our Consolidated Balance Sheet as of December 31, 2019 and illustrated in Note 8 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” While we may make payments to settle certain AROs, including those subject to regulatory requirements during each of the next five years, no material amounts are currently required by contract or regulatory authority to be made during this time frame.

[7]
Represents all other significant obligations including information technology licensing and service agreements, among others as described in Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
Oil and Gas Properties
We apply the full cost method to account for our oil and gas properties. Under this method, all productive and nonproductive costs incurred in the exploration, development and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical, or seismic, drilling, completion and equipment costs. Internal costs incurred that are directly attributable to exploration, development and acquisition activities undertaken by us for our own account, and which are not attributable to production, general corporate overhead or similar activities are also capitalized. Future development costs are estimated on a property-by-property basis based on current economic conditions and are amortized as a component of DD&A.
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
At the end of each quarterly reporting period, the unamortized cost of our oil and gas properties, net of deferred income taxes, is limited to the sum of the estimated discounted future net revenues from proved properties adjusted for costs excluded from amortization and related income taxes, or a Ceiling Test. The estimated discounted future net revenues are determined using the prior 12-month’s average price based on closing prices on the first day of each month, adjusted for differentials, discounted at 10%. The calculation of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are significant uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production, timing and plan of development. As of December 31, 2019, the carrying value of our proved oil and gas properties was below the limit determined by the Ceiling Test by approximately $480 million.
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
Leases
Implicit in the recognition and measurement of our lease obligations and the related right-of-use, or ROU, assets are certain assumptions regarding discount rates, renewal options, cost escalations and other factors. Depending upon the length of term, including extensions if applicable, the magnitude of certain contractual costs and the applicable discount rate, certain of these critical assumptions could have a material impact on the underlying measurement.

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
Deferred Tax Asset Valuation Allowance
We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized after consideration of future taxable income and reasonable tax planning strategies. In the event that we were to determine that we would not be able to realize all or a part of our deferred tax assets for which a valuation allowance had not been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made. The most significant matter applicable to the realization of our deferred tax assets is attributable to net operating losses at the federal level as well as certain states in which we operate. Estimates of future taxable income inherently reflect a significant degree of uncertainty. As of December 31, 2019, we had a full valuation allowance for all of our deferred tax assets, with the exception of our remaining refundable AMT credit carryforwards, due primarily to our inability to project sufficient future taxable income in both the federal and various state jurisdictions.
Disclosure of the Impact of Recently Issued Accounting Standards to be Adopted in the Future
In June 2016, the FASB issued ASU 2016–13, Measurement of Credit Losses on Financial Instruments, or ASU 2016–13, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. ASU 2016–13 is required to be adopted using the modified retrospective method by January 1, 2020. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonably supported forecasts and (iv) has no recognition threshold. ASU 2016–13 will have applicability to our accounts receivable portfolio, particularly those receivables attributable to our joint interest partners which have a higher credit risk than those associated with our traditional customer receivables. We will adopt ASU 2016–13 effective January 1, 2020. While we do not anticipate that the adoption of ASU 2016–13 will have a significant impact on our Consolidated Financial Statements and related disclosures, we will be applying new procedures and controls to our customer and partner billing processes in order to apply the expected loss model on a monthly basis.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
Our interest rate risk is attributable to our borrowings under the Credit Facility and the Second Lien Facility, which are subject to variable interest rates. As of December 31, 2019, we had borrowings of $362.4 million under the Credit Facility at an interest rate of 3.75%. As of December 31, 2019, we had borrowings of $192.6 million under the Second Lien Facility, net of OID and issuance costs, at an interest rate of 8.81%. Assuming a constant borrowing level under the Credit and Second Lien Facilities, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of approximately $5.6 million on an annual basis.
Commodity Price Risk
We produce and sell crude oil, NGLs and natural gas. As a result, our financial results are affected when prices for these commodities fluctuate. Our price risk management programs permit the utilization of derivative financial instruments (such as collars and swaps) to seek to mitigate the price risks associated with fluctuations in commodity prices as they relate to a portion of our anticipated production. The derivative instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of our derivative instruments are significantly affected by fluctuations in the prices of oil and natural gas. As of December 31, 2019, we were not utilizing any derivative instruments with respect to NGLs and natural gas, although we may do so in the future.
As of December 31, 2019, we reported net commodity derivative liabilities of $20.0 million. The contracts associated with this position are with nine counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.
During the year ended December 31, 2019, we reported net commodity derivative losses of $68.1 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 6 to our Consolidated Financial Statements included in Part II, Item 8, included in Part II, Item 8, “Financial Statements and Supplementary Data” for a further description of our price risk management activities.

The following table sets forth our commodity derivative positions as of December 31, 2019:

	1Q2020	2Q2020	3Q2020	4Q2020	1Q2021	2Q2021	3Q2021	4Q2021
NYMEX WTI Crude Swaps
Average Volume Per Day (barrels)	15,648	12,648	10,630	10,630	3,333	3,297	1,630	1,630
Weighted Average Swap Price ($/barrel)	$55.34	$54.96	$54.77	$54.77	$55.89	$55.89	$55.50	$55.50

NYMEX WTI Purchased Puts/Sold Calls
Average Volume Per Day (barrels)		3,297	4,891		1,667	1,648
Weighted Average Purchased Put Price ($/barrel)		$55.00	$55.00		$55.00	$55.00
Weighted Average Sold Call ($/barrel)		$57.69	$58.42		$58.00	$58.00

NYMEX WTI Sold Puts
Average Volume Per Day (barrels)					5,000	4,945	1,630	1,630
Weighted Average Sold Put Price ($/barrel)					$44.00	$44.00	$44.00	$44.00

MEH Crude Swaps
Average Volume Per Day (barrels)	2,000	2,000	2,000	2,000
Weighted Average Swap Price ($/barrel)	$61.03	$61.03	$61.03	$61.03

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

	Change of $10.00 per Barrel of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(69.8)	$66.6
Effect on 2020 operating income, excluding crude oil derivatives [2]	$29.0	$(27.0)
_____________________________________________
1 Based on derivatives outstanding as of December 31, 2019.
2 Based on our 2020 Business Plan consistent with the assumptions used to determine our proved reserves as disclosed in Item 2, “Properties – Summary of Oil and Gas Reserves.” These sensitivities are subject to significant change

Item 8	Financial Statements and Supplementary Data

PENN VIRGINIA CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Penn Virginia Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Penn Virginia Corporation (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.
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
February 28, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Penn Virginia Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Penn Virginia Corporation (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2020

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Crude oil	$434,713	$402,485	$140,886
Natural gas liquids	16,589	21,073	10,066
Natural gas	17,733	15,972	8,517
Gain (loss) on sales of assets, net	5	(177)	(36)
Other revenues, net	2,176	1,479	621
Total revenues	471,216	440,832	160,054
Operating expenses
Lease operating	43,088	35,879	21,784
Gathering, processing and transportation	23,197	18,626	10,734
Production and ad valorem taxes	28,057	23,547	8,814
General and administrative	25,484	26,064	18,201
Depreciation, depletion and amortization	174,569	127,961	48,649
Total operating expenses	294,395	232,077	108,182
Operating income	176,821	208,755	51,872
Other income (expense)
Interest expense, net of amounts capitalized	(35,811)	(26,462)	(6,392)
Derivatives	(68,131)	37,427	(17,819)
Other, net	(153)	2,266	58
Reorganization items, net	—	3,322	—
Income before income taxes	72,726	225,308	27,719
Income tax (expense) benefit	(2,137)	(523)	4,943
Net income	$70,589	$224,785	$32,662

Net income per share:
Basic	$4.67	$14.93	$2.18
Diluted	$4.67	$14.70	$2.17

Weighted average shares outstanding – basic	15,110	15,059	14,996
Weighted average shares outstanding – diluted	15,126	15,292	15,063

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$70,589	$224,785	$32,662
Other comprehensive income (loss):
Change in pension and postretirement obligations, net of tax	(141)	82	(73)
	(141)	82	(73)
Comprehensive income	$70,448	$224,867	$32,589

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$7,798	$17,864
Accounts receivable, net of allowance for doubtful accounts	70,716	66,038
Derivative assets	4,131	34,932
Income taxes receivable	1,236	2,471
Other current assets	4,458	5,125
Total current assets	88,339	126,430
Property and equipment, net (full cost method)	1,120,425	927,994
Derivative assets	2,750	10,100
Deferred income taxes	—	1,949
Other assets	6,724	2,481
Total assets	$1,218,238	$1,068,954

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$105,824	$103,700
Derivative liabilities	23,450	991
Total current liabilities	129,274	104,691
Other liabilities	8,382	5,533
Deferred income taxes	1,424	—
Derivative liabilities	3,385	—
Long-term debt, net	555,028	511,375

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued	—	—
Common stock of $0.01 par value – 45,000,000 shares authorized; 15,135,598 and 15,080,594 shares issued as of December 31, 2019 and December 31, 2018, respectively	151	151
Paid-in capital	200,666	197,630
Retained earnings	319,987	249,492
Accumulated other comprehensive income (loss)	(59)	82
Total shareholders’ equity	520,745	447,355
Total liabilities and shareholders’ equity	$1,218,238	$1,068,954

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$70,589	$224,785	$32,662
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash reorganization items	—	(3,322)	—
Depreciation, depletion and amortization	174,569	127,961	48,649
Derivative contracts:
Net (gains) losses	68,131	(37,427)	17,819
Cash settlements, net	(4,136)	(48,291)	(3,511)
Deferred income tax expense (benefit)	3,373	2,994	(4,943)
Loss (gain) on sales of assets, net	(5)	177	36
Non-cash interest expense	3,354	3,416	2,122
Share-based compensation (equity-classified)	4,082	4,618	3,809
Other, net	52	44	61
Changes in operating assets and liabilities:
Accounts receivable, net	(5,079)	(23,674)	(43,318)
Accounts payable and accrued expenses	4,690	21,109	28,542
Other assets and liabilities	574	(258)	(218)
Net cash provided by operating activities	320,194	272,132	81,710
Cash flows from investing activities
Acquisitions, net	(6,516)	(85,387)	(200,849)
Capital expenditures	(362,743)	(430,592)	(115,687)
Proceeds from sales of assets, net	215	7,683	869
Net cash used in investing activities	(369,044)	(508,296)	(315,667)
Cash flows from financing activities
Proceeds from credit facility borrowings	76,400	244,000	59,000
Repayment of credit facility borrowings	(35,000)	—	(7,000)
Proceeds from second lien note	—	—	196,000
Debt issuance costs paid	(2,616)	(989)	(9,787)
Proceeds received from rights offering, net	—	—	55
Other, net	—	—	(55)
Net cash provided by financing activities	38,784	243,011	238,213
Net increase (decrease) in cash and cash equivalents	(10,066)	6,847	4,256
Cash and cash equivalents - beginning of period	17,864	11,017	6,761
Cash and cash equivalents - end of period	$7,798	$17,864	$11,017
Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$32,398	$22,599	$4,102
Income taxes, net of (refunds)	$(2,471)	$—	$—
Reorganization items, net	$79	$540	$954
Non-cash investing and financing activities:
Changes in accounts receivable, net related to acquisitions	$(152)	$(27,107)	$(2,583)
Changes in other assets related to acquisitions	$—	$(743)	$3,201
Changes in accrued liabilities related to acquisitions	$(540)	$(11,182)	$(2,507)
Changes in accrued liabilities related to capital expenditures	$(3,602)	$44	$19,910
Changes in other liabilities for asset retirement obligations related to acquisitions	$83	$385	$494

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2016	14,992	$—	$150	$190,621	$(5,296)	$73	$185,548
Net Income	—	—	—	—	32,662	—	32,662
Share-based compensation	—	—	—	3,809	—	—	3,809
Restricted stock unit vesting	27	—	—	(351)	—	—	(351)
All other changes	—	—	—	44	—	(73)	(29)
December 31, 2017	15,019	—	150	194,123	27,366	—	221,639
Net Income	—	—	—	—	224,785	—	224,785
Share-based compensation	—	—	—	4,618	—	—	4,618
Restricted stock unit vesting	61	—	1	(1,111)	—	—	(1,110)
Cumulative effect of change in accounting principle (see Note 5)	—	—	—	—	(2,659)	—	(2,659)
All other changes	—	—	—	—	—	82	82
December 31, 2018	15,080	—	151	197,630	249,492	$82	447,355
Net Income	—	—	—	—	70,589	—	70,589
Share-based compensation	—	—	—	4,082	—	—	4,082
Restricted stock unit vesting	56	—	—	(1,046)	—	—	(1,046)
Cumulative effect of change in accounting principle (see Note 11)	—	—	—	—	(94)	—	(94)
All other changes	—	—	—	—	—	(141)	(141)
December 31, 2019	15,136	$—	$151	$200,666	$319,987	$(59)	$520,745

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
Adoption of Recently Issued Accounting Pronouncements and Comparability to Prior Periods
Effective January 1, 2019, we adopted and began applying the relevant guidance provided in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016–02, Leases (“ASU 2016–02”) and related amendments to accounting principles generally accepted in the United States of America (“GAAP”) which, together with ASU 2016–02, represent Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”). We adopted ASC Topic 842 using the optional transition approach with a charge to the beginning balance of retained earnings as of January 1, 2019 (see Note 11 for the impact and disclosures associated with the adoption of ASC Topic 842).
Effective January 1, 2018, we adopted and began applying the relevant guidance provided in ASU 2014–09, Revenues from Contracts with Customers (“ASU 2014–09”) and related amendments to GAAP which, together with ASU 2014–09, represent ASC Topic 606, Revenues from Contracts with Customers (“ASC Topic 606”). We adopted ASC Topic 606 using the cumulative effect transition method (see Note 5 for the impact and disclosures associated with the adoption of ASC Topic 606).
Comparative periods and related disclosures have not been restated for the application of ASC Topic 842 and ASC Topic 606. Accordingly, certain components of our Consolidated Financial Statements are not comparable between periods and the Consolidated Statement of Operations for the year ended December 31, 2017 is presented based on prior GAAP for both revenue recognition and leases in their entirety.
Recently Issued Accounting Pronouncements Pending Adoption
In June 2016, the FASB issued ASU 2016–13, Measurement of Credit Losses on Financial Instruments (“ASU 2016–13”), which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. ASU 2016–13 is required to be adopted using the modified retrospective method by January 1, 2020, with early adoption permitted for fiscal periods beginning after December 15, 2018. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. ASU 2016–13 will have applicability to our accounts receivable portfolio, particularly those receivables attributable to our joint interest partners which have a higher credit risk than those associated with our traditional customer receivables. We will adopt ASU 2016–13 effective January 1, 2020. While we do not anticipate that the adoption of ASU 2016–13 will have a significant impact on our Consolidated Financial Statements and related disclosures, we will be applying new procedures and controls to our customer and partner billing processes in order to apply the expected loss model on a monthly basis.
Going Concern Presumption
Our Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.
Subsequent Events
Management has evaluated all of our activities through the issuance date of our Consolidated Financial Statements and has concluded that, other than the entry into additional commodity derivative contracts including crude oil and natural gas hedges and certain interest rate swap agreements (see Note 6), all in the ordinary course of business, no subsequent events have occurred that would require recognition in our Consolidated Financial Statements or disclosure in the Notes thereto.

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
All derivative instruments are recognized in our Consolidated Financial Statements at fair value. The fair values of our derivative instruments are determined based on discounted cash flows derived from quoted forward prices. Our derivative instruments are not formally designated as hedges. We recognize changes in fair value in earnings currently as a component of the Derivatives caption in our Consolidated Statements of Operations. We have experienced and could continue to experience significant changes in the amount of derivative gains or losses recognized due to fluctuations in the value of the underlying derivative contracts, which fluctuate with changes in commodity prices and interest rates.
Oil and Gas Properties
We apply the full cost method of accounting for our oil and gas properties. Under this method, all productive and nonproductive costs incurred in the exploration, development and acquisition of oil and gas reserves are capitalized. Such costs may be incurred both prior to and after the acquisition of a property and include lease acquisitions, geological and geophysical, or seismic, drilling, completion and equipment costs. Internal costs incurred that are directly attributable to exploration, development and acquisition activities undertaken by us for our own account, and which are not attributable to production, general corporate overhead or similar activities are also capitalized. Future development costs are estimated on a property-by-property basis based on current economic conditions and are amortized as a component of depreciation, depletion and amortization (“DD&A”).
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
Leases
We determine if an arrangement is a lease at the inception of the underlying contractual arrangement. In addition, we determine whether the lease is classified as operating or financing. As of the date of adoption of ASC Topic 842 and through December 31, 2019, we do not have any financing leases. Leases are included in the captions “Other assets,” “Accounts payable and accrued liabilities” and “Other liabilities” on our Consolidated Balance Sheets and are identified as Right-of-use (“ROU”) assets, Current lease obligations and Noncurrent lease obligations, respectively, in Notes 11 and 12.
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
Most of our leasing arrangements do not identify or otherwise provide for an implicit interest rate. Accordingly, we utilize a secured incremental borrowing rate based on information available at the commencement date in the determination of the present value of the lease payments. As most of our lease arrangements have terms ranging from two to 5 years, our secured incremental borrowing rate is primarily based on the rates applicable to our credit agreement (the “Credit Facility”).
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
Certain of our lease arrangements with contractual terms of 12 months or less are classified as short-term leases. Accordingly, we have elected to not include the underlying ROU assets and lease obligations on our Consolidated Balance Sheets. The associated costs are aggregated with all of our other lease arrangements and are disclosed in the tables in Note 11.
Certain of our lease arrangements result in variable lease payments which, in accordance with ASC Topic 842, do not give rise to lease obligations. Rather, the basis and terms and conditions upon which such variable lease payments are determined are disclosed in Note 11.
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
NGLs. We have natural gas processing contracts in place with certain midstream processing vendors. We deliver “wet” natural gas to our midstream processing vendors at the inlet of their processing facilities through gathering lines, certain of which we own and others which are owned by gathering service providers. Subsequent to processing, NGLs are delivered or otherwise transported to a third-party customer. Depending upon the nature of the contractual arrangements with the midstream processing vendors, particularly those attributable to the marketing of the NGL products, we recognize revenue for NGL products on either a gross or net basis. For those contracts where we have determined that we are the principal, and the ultimate third party is our customer, we recognize revenue on a gross basis, with associated processing costs presented as GPT expenses. For those contracts where we have determined that we are the agent and the midstream processing vendor is our customer, we recognize NGL product revenues based on a net basis with processing costs presented as a reduction of revenue. Based on an analysis of all of our existing natural gas processing contracts, we have determined that, as of January 1, 2018, and through December 31, 2019, we were the agent and our midstream processing vendors were our customers with respect to all of our NGL product sales.
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
Share-Based Compensation
Our stock compensation plans permit the grant of incentive and nonqualified stock options, common stock, deferred common stock units, restricted stock and restricted stock units to our employees and directors. We measure the cost of employee services received in exchange for an award of equity-classified instruments based on the grant-date fair value of the award. Compensation cost associated with equity-classified awards are generally amortized on a straight-line basis over the applicable vesting period except for those that are based on performance which are amortized on a graded basis over the term of the applicable performance periods. Compensation cost associated with liability-classified awards is measured at the end of each reporting period and recognized based on the period of time that has elapsed during the applicable performance period. We recognize share-based compensation expense related to our share-based compensation plans as a component of “General and administrative” expense in our Consolidated Statements of Operations.
Reorganization Items
We emerged from bankruptcy in September 2016 and a final decree was issued in November 2018, at which time we recognized all final adjustments associated with the discharge action. These adjustments included certain gains and losses and are included in this caption on our Consolidated Statement of Operations as these items of income are directly attributable to the final administration of our bankruptcy case and not a part of our continuing operations.

4.    Acquisitions and Divestitures
Acquisitions
Eagle Ford Working Interests
In 2019, we acquired working interests in certain properties for which we are the operator from our joint venture partners in a series of transactions for cash consideration of $6.5 million. Funding for these acquisition was provided by borrowings under the Credit Facility.
Hunt Acquisition
In December 2017, we entered into a purchase and sale agreement with Hunt Oil Company (“Hunt”) to acquire certain oil and gas assets in the Eagle Ford Shale, covering approximately 9,700 net acres primarily in Gonzales County, Texas for $86.0 million in cash (the “Hunt Acquisition”). The Hunt Acquisition had an effective date of October 1, 2017 and closed in 2018. We paid total cash consideration of $83.0 million, net of suspended revenues received, for the Hunt Acquisition in 2018. We also acquired working interests in certain wells that we previously drilled as operator in which Hunt had rights to participate prior to the transaction closing. Accumulated costs, net of suspended revenues for these wells was $13.8 million, along with $0.2 million of certain working capital adjustments which we have reflected as components of the total net assets acquired. We funded the Hunt Acquisition with borrowings under the Credit Facility.
We incurred a total of $0.5 million of transaction costs for legal, due diligence and other professional fees associated with the Hunt Acquisition, including $0.1 million in 2017 and $0.4 million in 2018. These costs have been recognized as a component of our G&A expenses.
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

Devon Acquisition
In July 2017, we entered into a purchase and sale agreement (the “Purchase Agreement”), with Devon Energy Corporation (“Devon”) to acquire all of Devon’s right, title and interest in and to certain oil and gas assets (the “Devon Properties”), including oil and gas leases covering approximately 19,600 net acres located primarily in Lavaca County, Texas for aggregate consideration of $205 million in cash (the “Devon Acquisition”). We also acquired working interests in the Devon Properties from parties that had tag-along rights to sell their interests under the Purchase Agreement. The Devon Acquisition had an effective date of March 1, 2017 and closed in September 2017. We paid total cash consideration of $199.8 million for the Devon Acquisition including $200.9 million paid in 2017 net of $1.1 million of suspended revenues and other adjustments paid to us in 2018 in connection with a final settlement. The Devon Acquisition was financed with the net proceeds received from borrowings under the $200 million Second Lien Credit Agreement dated as of September 29, 2017 (the “Second Lien Facility”) (see Note 9 for terms of the Second Lien Facility) and incremental borrowings under the Credit Facility.
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

We accounted for the Devon Acquisition by applying the acquisition method of accounting as of September 29, 2017. The following table represents the final fair values assigned to the net assets acquired and the total consideration transferred:

Assets
Oil and gas properties - proved	$42,866
Oil and gas properties - unproved	146,686
Other property and equipment	8,642
Liabilities
Revenue suspense	355
Asset retirement obligations	494
Net assets acquired	$197,345

Cash consideration paid to Devon and tag-along parties, net	$199,796
Application of working capital adjustments, net	(2,451)
Total consideration	$197,345

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

	Year Ended December 31,
	2018	2017
Total revenues	$446,077	$209,015
Net income	$227,930	$30,861
Net income per share - basic	$15.14	$2.06
Net income per share - diluted	$14.91	$2.05

Divestitures
Mid-Continent Divestiture
In June 2018, we entered into a purchase and sale agreement with a third party to fully divest our Mid-Continent operations and sell all of our remaining oil and gas properties, located primarily in Oklahoma in the Granite Wash, for $6.0 million in cash, subject to customary adjustments. The sale had an effective date of March 1, 2018 and closed on July 31, 2018, and we received proceeds of $6.2 million. The sale proceeds and de-recognition of certain assets and liabilities were recorded as a reduction of our net oil and gas properties. In November 2018, we paid $0.5 million, including $0.2 million of suspended revenues, to the buyer in connection with the final settlement.

The Mid-Continent properties had AROs of $0.3 million as well as a net working capital deficit attributable to the oil and gas properties of $1.3 million as of July 31, 2018. The net pre-tax operating income attributable to the Mid-Continent assets was $1.6 million and $2.2 million for the years ended December 31, 2018 and December 31, 2017, respectively.
Sales of Undeveloped Acreage, Rights and Other Assets
In February 2018, we sold all of our undeveloped acreage holdings in the Tuscaloosa Marine Shale in Louisiana that were scheduled to expire in 2019. In March 2018, we sold certain undeveloped deep leasehold rights in our former Mid-Continent operating region in Oklahoma, and in May 2018, we sold certain pipeline assets in our former Marcellus Shale operating region. We received a combined total of $1.7 million for these leasehold and other assets which were applied as a reduction of our net oil and gas properties.

5.	Accounts Receivable and Major Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	December 31,
	2019	2018
Customers	$63,165	$59,030
Joint interest partners	6,929	6,404
Other	674	640
	70,768	66,074
Less: Allowance for doubtful accounts	(52)	(36)
	$70,716	$66,038

For the year ended December 31, 2019, four customers accounted for $354.6 million, or approximately 76% of our consolidated product revenues. The revenues generated from these customers during 2019 were $172.3 million, $84.6 million, $50.7 million and $47.0 million or 37%, 18%, 11% and 10% of the consolidated total, respectively. As of December 31, 2019, $44.5 million, or approximately 70% of our consolidated accounts receivable from customers was related to these customers. For the year ended December 31, 2018, three customers accounted for $304.3 million, or approximately 69% of our consolidated product revenues. The revenues generated from these customers during 2018 were $173.0 million, $71.5 million and $59.8 million, or approximately 39%, 16% and 14% of the consolidated total, respectively. As of December 31, 2018, $28.6 million, or approximately 48% of our consolidated accounts receivable from customers was related to these customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers. The allowance for doubtful accounts is entirely attributable to certain receivables from joint interest partners.
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
We utilize derivative instruments, typically swaps, two- and three-way collars and enhanced swaps which are placed with financial institutions that we believe are acceptable credit risks, to mitigate our financial exposure to commodity price volatility associated with anticipated sales of our future production and volatility in interest rates attributable to our variable rate debt instruments. Our derivative instruments are not formally designated as hedges in the context of GAAP. While the use of derivative instruments limits the risk of adverse commodity price and interest rate movements, such use may also limit future product revenues and interest expense from favorable price and rate movements. In addition, we do not utilize derivative instruments for speculative purposes. As of December 31, 2019, we were unhedged with respect to NGL and natural gas production and we had no interest rate hedges outstanding. The following is a general description of the derivative instruments we have employed:
Swaps. The counterparty to a swap contract is required to make a payment to us if the settlement price for any settlement period is below the swap price for such contract. We are required to make a payment to the counterparty if the settlement price for any settlement period is above the swap price for such contract.
Two-Way Collars. The counterparty to a two-way collar contract is required to make a payment to us if the settlement price for any settlement period is below the floor price for such contract. We are required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such contract. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such collar contract.
Three-Way Collars. A three-way collar consists of (i) a purchased put option which establishes a floor price for the collar, (ii) a sold call option which establishes a ceiling price of the collar and (iii) a sold put option which establishes a sub-floor price. Three-way collars are settled based on differences between the floor or ceiling prices and the settlement price of a referenced index or the difference between the floor price and sub-floor price. If the settlement price of the referenced index is below the sub-floor price, the counterparty is required to make a payment to us for the difference between the floor price and sub-floor price. If the settlement price of the referenced index is between the floor price and sub-floor price, the counterparty is required to make a payment to us for the difference between the floor price and the settlement price of the referenced index. If the settlement price of the referenced index is between the floor price and ceiling price, no payments are due to or from either party. If the settlement price of the referenced index is above the ceiling price, we are required to make a payment to the counterparty for the difference.
Enhanced Swaps. An enhanced swap consists of a sold put option with the associated premiums rolled into an enhanced fixed price swap. The counterparty to an enhanced swap contract is required to make a payment to us if the settlement price for any settlement period is below the swap price for such contract. We are required to make a payment to the counterparty if the settlement price for any settlement period is above the swap price for such contract. Additionally, we are required to make a payment to the counterparty if the settlement price for any settlement period is below the sold-put strike price. Effectively, when the settlement price for any settlement period is below the sold-put strike price, we receive the swap price minus the sold put strike price.
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
Subsequent Events
In January of 2020, we entered into additional commodity hedge contracts as well as certain interest rate swap transactions. We replaced a portion of two crude oil swaps with a costless collar for 2,000 BOPD for April through December 2020 with floor and ceiling prices of $48.00 and $57.10 per barrel. We entered into a costless collar for Henry Hub natural gas for 270,000 MMBTU per month with a term from February through December of 2020 with floor and ceiling prices of $2.00 and $2.18 per MMBTU, respectively. In January and February 2020, we entered into interest rate swaps contracts through May 2022 for a notional amount of $300 million, paying a weighted-average fixed rate of 1.36%.

The following table sets forth our commodity derivative contracts as of December 31, 2019:

	1Q2020	2Q2020	3Q2020	4Q2020	1Q2021	2Q2021	3Q2021	4Q2021
NYMEX WTI Crude Swaps
Average Volume Per Day (barrels)	15,648	12,648	10,630	10,630	3,333	3,297	1,630	1,630
Weighted Average Swap Price ($/barrel)	$55.34	$54.96	$54.77	$54.77	$55.89	$55.89	$55.50	$55.50

NYMEX WTI Purchased Puts/Sold Calls
Average Volume Per Day (barrels)		3,297	4,891		1,667	1,648
Weighted Average Purchased Put Price ($/barrel)		$55.00	$55.00		$55.00	$55.00
Weighted Average Sold Call ($/barrel)		$57.69	$58.42		$58.00	$58.00

NYMEX WTI Sold Puts
Average Volume Per Day (barrels)					5,000	4,945	1,630	1,630
Weighted Average Sold Put Price ($/barrel)					$44.00	$44.00	$44.00	$44.00

MEH Crude Swaps
Average Volume Per Day (barrels)	2,000	2,000	2,000	2,000
Weighted Average Swap Price ($/barrel)	$61.03	$61.03	$61.03	$61.03

Financial Statement Impact of Derivatives
The impact of our derivatives activities on income is included in the “Derivatives” caption on our Consolidated Statements of Operations. The effects of derivative gains and (losses) and cash settlements are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded in the “Derivative contracts” section of our Consolidated Statements of Cash Flows under the “Net (gains) losses” and “Cash settlements, net.”
The following table summarizes the effects of our derivative activities for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Derivative gains (losses) recognized in the Consolidated Statements of Operations	$(68,131)	$37,427	$(17,819)
Cash settlements recognized in the Consolidated Statements of Cash Flows	$(4,136)	$(48,291)	$(3,511)

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets as of the dates presented:

		Fair Values
		December 31, 2019		December 31, 2018
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Commodity contracts	Derivative assets/liabilities – current	$4,131	$23,450	$34,932	$991
Commodity contracts	Derivative assets/liabilities – noncurrent	2,750	3,385	10,100	—
		$6,881	$26,835	$45,032	$991

As of December 31, 2019, we reported net commodity derivative liabilities of $20.0 million. The contracts associated with this position are with nine counterparties, all of which are investment grade financial institutions and are participants in the Credit Facility. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

7.	Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	December 31,
	2019	2018
Oil and gas properties:
Proved	$1,409,219	$1,037,993
Unproved	53,200	63,484
Total oil and gas properties	1,462,419	1,101,477
Other property and equipment	25,915	20,383
Total property and equipment	1,488,334	1,121,860
Accumulated depreciation, depletion and amortization	(367,909)	(193,866)
	$1,120,425	$927,994

Unproved property costs of $53.2 million and $63.5 million have been excluded from amortization as of December 31, 2019 and December 31, 2018, respectively. An additional $0.3 million of costs, associated with wells in-progress for which we had not previously recognized any proved undeveloped reserves, were excluded from amortization as of December 31, 2018. The total costs not subject to amortization as of December 31, 2019 were incurred in the following periods: $1.3 million in 2019, $6.1 million in 2018, $43.1 million in 2017 and the remaining $2.7 million in 2016. We transferred $16.8 million and $82.8 million of undeveloped leasehold costs, including capitalized interest, associated with proved undeveloped reserves, acreage unlikely to be drilled or expiring acreage, from unproved properties to the full cost pool during the years ended December 31, 2019 and 2018, respectively. We capitalized internal costs of $4.1 million, $3.7 million and $2.4 million and interest of $4.1 million, $9.1 million and $2.7 million during the year ended December 31, 2019, 2018 and 2017 respectively, in accordance with our accounting policies. Average DD&A per barrel of oil equivalent of proved oil and gas properties was $17.25, $16.11 and $12.87 for the years ended December 31, 2019, 2018 and 2017, respectively.

8.	Asset Retirement Obligations
The following table reconciles our AROs as of the dates presented, which are included in the “Other liabilities” caption on our Consolidated Balance Sheets:

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$4,314	$3,286
Changes in estimates	(2)	354
Liabilities incurred	290	335
Liabilities settled	(67)	(8)
Acquisitions of properties	83	385
Sale of properties	—	(310)
Accretion expense	316	272
Balance at end of period	$4,934	$4,314

9.	Long-Term Debt
The following table summarizes our long-term debt as of the dates presented:

	December 31, 2019		December 31, 2018
	Principal	Unamortized Discount and Issuance Costs [1]	Principal	Unamortized Discount and Issuance Costs [1]
Credit facility [2]	$362,400		$321,000
Second lien term loan	200,000	$7,372	200,000	$9,625
Totals	562,400	7,372	521,000	9,625
Less: Unamortized discount	(2,415)		(3,159)
Less: Unamortized deferred issuance costs	(4,957)		(6,466)
Long-term debt, net	$555,028		$511,375

_____________________________________________
1 Discount and issuance costs of the Second Lien Facility are being amortized over the term of the underlying loan using the effective-interest method.

[2]
Issuance costs of the Credit Facility, which represent costs attributable to the access to credit over its contractual term, have been presented as a component of Other assets (see Note 12) and are being amortized over the term of the Credit Facility using the straight-line method.

Credit Facility
The Credit Facility provides for a $1.0 billion revolving commitment and $500 million borrowing base including a $25 million sublimit for the issuance of letters of credit. In December 2019, we completed our fall borrowing base redetermination and our lenders affirmed the $500 million borrowing base. In the years ended December 31, 2019 and December 31, 2018, we paid and capitalized issue costs of $2.6 million and $0.9 million, respectively in connection with amendments to the Credit Facility. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in April and October of each year. Additionally, the Credit Facility lenders may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes, including working capital. We had $0.4 million in letters of credit outstanding as of December 31, 2019 and December 31, 2018.
In May 2019, maturity of the Credit Facility was extended to May 2024 from September 2020; provided that on June 30, 2022, unless we have either extended the maturity date of the Second Lien Facility described below to a date that is at least 91 days after the May 7, 2024 or have repaid our Second Lien Facility in full, the maturity date of the Credit Facility will mean June 30, 2022.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 0.50% to 1.50%, determined based on the average availability under the Credit Facility or (b) a customary London interbank offered rate (“LIBOR”) plus an applicable margin ranging from 1.50% to 2.50%, determined based on the average availability under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on LIBOR borrowings is payable every one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days. As of December 31, 2019, the actual interest rate on the outstanding borrowings under the Credit Facility was 3.75%. Unused commitment fees are charged at a rate of 0.375% to 0.50%, depending upon utilization.
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
The Credit Facility requires us to maintain (1) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset), measured as of the last day of each fiscal quarter of 1.00 to 1.00, and (2) a maximum leverage ratio (consolidated indebtedness to adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses, both as defined in the Credit Facility), measured as of the last day of each fiscal quarter, of 4.00 to 1.00.
The Credit Facility also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), limitations on the incurrence of liens and indebtedness, merger, consolidation or sale of assets, payment of dividends, and transactions with affiliates and other customary covenants.

The Credit Facility contains customary events of default and remedies for credit facilities of this nature. If we do not comply with the financial and other covenants in the Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility.
As of December 31, 2019, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Credit Facility.
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
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 6.00% or (b) a customary LIBOR rate plus an applicable margin of 7.00%. As of December 31, 2019, the actual interest rate of outstanding borrowings under the Second Lien Facility was 8.81%. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on eurocurrency borrowings is payable every one or three months (including in three month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to eurocurrency loans): from October 2019 through September 2020, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: from October 2019 through September 2020, 101% of the amount being prepaid; and thereafter, no premium.
The Second Lien Facility is collateralized by substantially all of the Company’s and its subsidiaries’ assets with lien priority subordinated to the liens securing the Credit Facility. The obligations under the Second Lien Facility are guaranteed by us and the Subsidiary Guarantors.
The Second Lien Facility has no financial covenants, but contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), limitations on the incurrence of liens and indebtedness, merger, consolidation or sale of assets, payment of dividends and transactions with affiliates and other customary covenants.
As illustrated in the table above, the OID and issue costs of the Second Lien Facility are presented as reductions to the outstanding term loan. These costs are subject to amortization using the interest method over the five-year term of the Second Lien Facility.
As of December 31, 2019, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Second Lien Facility.

10.	Income Taxes
The following table summarizes our provision for income taxes for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Current income taxes (benefit)
Federal	$(1,236)	$(2,471)	$—
	(1,236)	(2,471)	—
Deferred income taxes (benefit)
Federal	1,236	2,471	(4,943)
State	2,137	523	—
	3,373	2,994	(4,943)
	$2,137	$523	$(4,943)

The following table reconciles the difference between the income tax expense (benefit) computed by applying the statutory tax rate to our income (loss) before income taxes and our reported income tax benefit for the periods presented:

	Year Ended December 31,
	2019		2018		2017
Computed at federal statutory rate	$15,272	21.0%	$47,315	21.0%	$9,701	35.0%
State income taxes, net of federal income tax benefit	1,494	2.1%	1,743	0.8%	(1,383)	(5.0)%
Change in valuation allowance	(14,240)	(19.6)%	(48,820)	(21.7)%	(24,353)	(87.8)%
Effect of rate change on the valuation allowance	—	—%	—	—%	(86,612)	(312.5)%
Effect of rate change	—	—%	—	—%	86,612	312.5%
Reorganization adjustments	—	—%	—	—%	10,760	38.8%
Other, net	(389)	(0.5)%	285	0.1%	332	1.2%
	$2,137	3.0%	$523	0.2%	$(4,943)	(17.8)%

The following table summarizes the principal components of our deferred income tax assets and liabilities as of the dates presented:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$175,221	$163,437
Alternative minimum tax (“AMT”) credit carryforwards	1,236	2,471
Asset retirement obligations	1,073	647
Pension and postretirement benefits	340	441
Share-based compensation	880	546
Fair value of derivative instruments	4,191	—
Interest expense limitation	11,463	3,128
Other	2,441	2,590
	196,845	173,260
Less: Valuation allowance	(114,939)	(128,650)
Total net deferred tax assets	81,906	44,610
Deferred tax liabilities:
Property and equipment	83,330	33,413
Fair value of derivative instruments	—	9,248
Total deferred tax liabilities	83,330	42,661
Net deferred tax assets (liabilities)	$(1,424)	$1,949

Continuing Impact of 2017 Tax Reform
In 2017, the U.S. Congress enacted the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA provided for broad and complex changes to the U.S. tax code (the “Code”). In addition to the reduction in the U.S. federal corporate income tax rate from 35% to 21%, the most significant aspects of the TCJA that continue to have a material impact on us are those attributable to: (i) the repeal of the corporate AMT, (ii) limitations on deductible interest expense and (iii) the utilization and limitations on NOLs. The specific impact of these TCJA-related items are described in further detail below in our discussion of the income tax provision and our deferred tax assets and liabilities.
As a result of the repeal of the AMT, our existing AMT credit carryovers became refundable beginning with the 2018 tax year. The AMT credit carryforwards are used to offset current year regular tax liabilities with 50 percent of any excess remaining credit per year being refundable as part of the annual income tax filing.
Income Tax Provision
The provision for the years ended December 31, 2019 and 2018 includes current federal benefits of $1.2 million and $2.5 million attributable to the anticipated refund of AMT credits for the 2019 and 2018 tax years, respectively. The amount for 2019 has been recognized on our Consolidated Balance Sheet as of December 31, 2019 as a current asset. The $2.5 million attributable to 2018 was refunded to us in 2019. These benefits have been offset by corresponding decreases in the deferred tax asset associated with AMT credit carryforwards giving rise to deferred federal expenses for the years ended December 31, 2019 and 2018, respectively. In addition, we have a recognized deferred state tax expenses of $2.1 million and $0.5 million attributable to property and equipment for overall effective tax rates of 3.0% and 0.2% for the years ended December 31, 2019 and 2018, respectively. The remaining AMT credit carryforwards of approximately $1.2 million will be reclassified from deferred tax assets, where they are classified as of December 31, 2019, to income taxes receivable upon the filing of federal returns in future years.
In connection with the TCJA, we recorded an income tax charge of $86.6 million for the year ended December 31, 2017, which consisted of a reduction of deferred tax assets previously valued at 35%. We recorded a corresponding decrease in our deferred tax asset valuation allowance representing an income tax benefit for the same amount. In addition, our provision for the year ended December 31, 2017 included federal income taxes of $9.7 million applied at the statutory rate of 35% and an adjustment of $10.8 million attributable to reductions in certain tax attributes of property and other adjustments of $0.3 million applied in connection with the filing of our 2016 income tax returns. These expenses were effectively offset by benefits attributable to the reduction in our deferred tax asset valuation allowance of $24.4 million and state income tax benefits of $1.4 million resulting in a net tax deferred benefit of $4.9 million.
Deferred Tax Assets and Liabilities
As of December 31, 2019, we had federal NOL carryforwards of approximately $613.4 million, a substantial portion of which, if not utilized, expire between 2032 and 2037. NOLs incurred after January 1, 2018 can be carried forward indefinitely. State NOL carryforwards of approximately $437.9 million expire between 2024 and 2037. Because of the change in ownership provisions of the Code, use of a portion of our federal and state NOLs may be limited in future periods. As of December 31, 2019, we carried a valuation allowance against our federal and state deferred tax assets of $114.9 million. We considered both the positive and negative evidence in determining whether it was more likely than not that some portion or all of our deferred tax assets will be realized. The amount of deferred tax assets considered realizable could, however, be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective positive evidence, including projections for growth.
The net deferred tax liability recognized on the Consolidated Balance Sheet as of December 31, 2019 is attributable to certain state deferred tax liabilities associated with property and equipment in excess of federal deferred tax assets associated with refundable AMT credit carryforwards for tax years ending after 2019. The net deferred tax asset recognized on the Consolidated Balance Sheet as of December 31, 2018 is attributable to federal deferred tax assets associated with AMT credit carryforwards in excess of certain state deferred tax liabilities attributable to property and equipment. The valuation allowance related to all other net deferred tax assets remains in full as of December 31, 2019 and 2018.
Other Income Tax Matters
We had no liability for unrecognized tax benefits as of December 31, 2019 and 2018. There were no interest and penalty charges recognized during the years ended December 31, 2019, 2018 and 2017. Tax years from 2015 forward remain open for examination by the Internal Revenue Service and various state jurisdictions.

11.	Leases
Adoption of ASC Topic 842
Effective January 1, 2019, we adopted ASC Topic 842 and have applied the guidance therein to all of our contracts and agreements explicitly identified as leases as well as other contractual arrangements that we have determined to include or otherwise have the characteristics of a lease as defined in ASC Topic 842. As illustrated in the disclosures below, the adoption of ASC Topic 842 resulted in the recognition of certain assets and liabilities on our Consolidated Balance Sheet and changes in the amounts and timing of lease cost recognition in our Consolidated Statements of Operations as compared to prior GAAP. We have adopted ASC Topic 842 using the optional transition approach with an adjustment to the beginning balance of retained earnings as of January 1, 2019. Accordingly, our 2019 financial statements are not comparable with respect to leases in effect during all periods prior to January 1, 2019. On January 1, 2019, we recognized operating lease right-of-use (“ROU”) assets of $2.5 million and operating lease obligations of $2.8 million on our Consolidated Balance Sheet for operating leases in effect on that date. We recorded an immaterial adjustment to the beginning balance of retained earnings as of January 1, 2019 representing the difference between the operating lease ROU assets and operating lease obligations recognized upon adoption net of amounts already included in our liabilities as of December 31, 2018 that were attributable to straight-line lease expense in excess of amounts paid for certain operating leases. We did not identify any finance leases, as defined in ASC Topic 842, upon the date of initial adoption.
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
The following table summarizes the components of our total lease cost, as determined in accordance with ASC Topic 842, for the twelve months ended December 31, 2019:

Operating lease cost	$773
Short-term lease cost	36,202
Variable lease cost	23,762
Less: Amounts charged as drilling costs [1]	(33,354)
Total lease cost recognized in the Condensed Consolidated Statement of Operations [2]	$27,383
___________________

[1]
Represents the combined gross amounts paid and (i) capitalized as drilling costs for our working interest share and (ii) billed to joint interest partners for their working interest share for short-term leases of operated drilling rigs.

[2]
Includes $12.1 million recognized in Gathering, processing and transportation, $14.5 million recognized in Lease operating and $0.8 million recognized in G&A for the twelve months ended December 31, 2019.

Operating lease rental expense, as determined in accordance with prior GAAP was $2.7 million and $1.0 million, for the years ended December 31, 2018 and 2017, related primarily to field equipment, office equipment and office leases. The substantial difference between operating lease rental expense disclosed in accordance with prior GAAP and that provided in the table above for 2019 in accordance with ASC Topic 842 is attributable to the aforementioned field gas gathering and gas lift agreement which has been determined to be a variable lease under ASC Topic 842.
The following table summarizes supplemental cash flow information, as determined in accordance with ASC Topic 842, related to leases for the twelve months ended December 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$659
ROU assets obtained in exchange for lease obligations:
Operating leases [1]	$3,325
___________________
1    Includes $2.5 million recognized upon adoption of ASC Topic 842 and $0.8 million obtained during the twelve months ended December 31, 2019.

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2019:

ROU assets - operating leases	$2,740
Current operating lease obligations	$847
Noncurrent operating lease obligations	2,232
Total operating lease obligations	$3,079
Weighted-average remaining lease term
Operating leases	4.1 Years
Weighted-average discount rate
Operating leases	5.97%
Maturities of operating lease obligations for the years ending December 31,
2020	$847
2021	830
2022	834
2023	833
2024	139
Total undiscounted lease payments	3,483
Less: imputed interest	(404)
Total operating lease obligations	$3,079

12.	Additional Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	December 31,
	2019	2018
Other current assets:
Tubular inventory and well materials	$2,989	$4,061
Prepaid expenses	1,469	1,064
	$4,458	$5,125
Other assets:
Deferred issuance costs of the Credit Facility, net of amortization	$3,952	$2,437
Right-of-use assets - operating leases	2,740	—
Other	32	44
	$6,724	$2,481
Accounts payable and accrued liabilities:
Trade accounts payable	$30,098	$16,507
Drilling costs	18,832	22,434
Royalties	44,537	51,212
Production, ad valorem and other taxes	3,244	2,418
Compensation and benefits	5,272	4,489
Interest	730	670
Current operating lease obligations	847	—
Other	2,264	5,970
	$105,824	$103,700
Other liabilities:
Asset retirement obligations	$4,934	$4,314
Noncurrent operating lease obligations	2,232	—
Defined benefit pension obligations	873	857
Postretirement health care benefit obligations	343	362
	$8,382	$5,533

13.	Fair Value Measurements
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
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis on our Consolidated Balance Sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	As of December 31, 2019
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$4,131	$—	$4,131	$—
Commodity derivative assets – noncurrent	2,750	—	2,750	—
Liabilities:
Commodity derivative liabilities – current	$(23,450)	$—	$(23,450)	$—
Commodity derivative liabilities – noncurrent	(3,385)	—	(3,385)	—

	As of December 31, 2018
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$34,932	$—	$34,932	$—
Commodity derivative assets – noncurrent	10,100	—	10,100	—
Liabilities:
Commodity derivative liabilities – current	$(991)	$—	$(991)	$—
Commodity derivative liabilities – noncurrent	—	—	—	—

Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during any period in the years ended December 31, 2019, 2018 and 2017.

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

Non-Recurring Fair Value Measurements
In addition to the fair value measurements applied with respect to the Hunt and Devon Acquisitions, as described in Note 4, the most significant non-recurring fair value measurements utilized in the preparation of our Consolidated Financial Statements are those attributable to the initial determination of AROs associated with the ongoing development of new oil and gas properties. The determination of the fair value of AROs is based upon regional market and facility specific information. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. Because these significant fair value inputs are typically not observable, we have categorized the initial estimates as level 3 inputs.

14.	Commitments and Contingencies
The following table sets forth our significant commitments as of December 31, 2019, by category, for the next 5 years and thereafter:

Year	Gathering and Intermediate Transportation	Other Commitments
2020	$12,962	$289
2021	12,962	140
2022	12,962	70
2023	12,962	—
2024	12,962	—
Thereafter	37,789	—
Total	$102,599	$499

Drilling and Completion Commitments
As of December 31, 2019, we had contractual commitments on a pad-to-pad basis for two drilling rigs. Additionally, we have a one-year agreement, effective January 1, 2020, which can be terminated with 30 days' notice by either party, to utilize certain frac services and related materials, with no minimum commitment.
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
Nuevo is obligated to gather and transport our crude oil and condensate from within a dedicated area in the Eagle Ford via a gathering system and intermediate takeaway pipeline connecting to a downstream interstate pipeline operated by a third party through 2041. We have a minimum volume commitment of 8,000 gross barrels of oil per day to Nuevo through 2031 under the gathering agreement.
Under a marketing agreement, we have a commitment to sell 8,000 barrels per day of crude oil (gross) to Nuevo, or to any third party, utilizing Nuevo Marketing's capacity in a downstream interstate pipeline through 2026.
Other Commitments
We have entered into certain contractual arrangements for other products and services. We have purchase commitments for certain materials as well as minimum commitments under information technology licensing and service agreements, among others.

Legal
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of December 31, 2019, we had a reserve in the amount of $0.3 million included in Accounts payable and accrued liabilities for the estimated settlement of disputes with a joint venture partner regarding certain transactions that occurred in prior years.
Environmental Compliance
Extensive federal, state and local laws govern oil and gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2019, we have recorded AROs of $4.9 million attributable to these activities. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws, including any significant limitation on the use of hydraulic fracturing, have the potential to adversely affect our operations.

15.	Shareholders’ Equity
Preferred Stock
As of December 31, 2019 and December 31, 2018, there were 5,000,000 shares of preferred stock authorized with none issued or outstanding.
Common Stock
As of December 31, 2019 and December 31, 2018, there were 15,135,598 and 15,080,594 shares of Common Stock outstanding, respectively, with a par value of $0.01 per share. We have a total of 45,000,000 shares authorized. We have not paid any cash dividends on our common stock. In addition, our Credit Facility and Second Lien Facility have restrictive covenants that limit our ability to pay dividends.
Paid-in Capital
Represents the value of consideration we received in excess of par value for the original issuance of our common stock net of costs directly attributable to the issuance transactions. In addition, paid-in capital includes amounts attributable to the amortized cost of share-based awards that have been granted to our employees and directors, net of any adjustments with the ultimate vesting of such awards.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income and losses are entirely attributable to our pension and postretirement health care benefit obligations. The accumulated other comprehensive income, net of tax, was less than $0.1 million for all periods presented.

16.	Share-Based Compensation and Other Benefit Plans
We reserved 1,424,600 shares of Common Stock for issuance under the Penn Virginia Corporation Management Incentive Plan for future share-based compensation awards. A total of 360,615 time-vested restricted stock units (“RSUs”) and 113,592 performance restricted stock units (“PRSUs”) have been granted as of December 31, 2019.
We recognized $4.1 million, $4.6 million and $3.8 million of share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. All of our share-based compensation awards are classified as equity instruments because they result in the issuance of common stock on the date of grant, upon exercise or are otherwise payable in common stock upon vesting, as applicable. The compensation cost attributable to these awards has been measured at the grant date and recognized over the applicable vesting periods as a non-cash item of expense.

Time-Vested Restricted Stock Units
A restricted stock unit entitles the grantee to receive a share of common stock upon the vesting of the restricted stock unit. The grant date fair value of our time-vested restricted stock unit awards are recognized on a straight-line basis over the applicable vesting period.
The following table summarizes activity for our most recent fiscal year with respect to awarded RSUs:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at beginning of year	208,040	$47.35
Granted	13,175	$30.35
Vested	(74,888)	$39.40
Forfeited	(9,451)	$51.71
Balance at end of year	136,876	$49.76

As of December 31, 2019, we had $5.0 million of unrecognized compensation cost attributable to RSUs. We expect that cost to be recognized over a weighted-average period of 1.1 years. The total grant-date fair values of RSUs that vested in 2019, 2018 and 2017 was $3.0 million, $3.3 million and $0.8 million, respectively.
Performance Restricted Stock Units
In the years ended December 31, 2019 and December 31, 2017, we granted 15,066 and 98,526 PRSUs, respectively to members of our management. There were no PRSUs granted for the year ended December 31, 2018. The PRSUs were issued collectively in one to three separate tranches with individual three-year performance periods beginning in January 2017, 2018, 2019 and 2020, respectively. Vesting of the PRSUs can range from zero to 200% of the original grant based on the performance of our common stock relative to an industry index or for those granted in 2019, a peer group of companies. Due to their market condition, the PRSUs are being charged to expense using graded vesting over a maximum of five years. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation with a range of $47.70 to $65.28 per PRSU for the 2017 grants and $34.02 for the 2019 grant.
The ranges for the assumptions used in the Monte Carlo model for the PRSUs granted during 2019 and 2017 are presented as follows:

	2019	2017
Expected volatility	49.9%	59.63% to 62.18%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.66%	1.44% to 1.51%

The following table summarizes activity for our most recent fiscal year with respect to PRSUs:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at beginning of year	89,071	$58.69
Granted	15,066	$34.02
Vested	(3,917)	$63.25
Forfeited	(1,083)	$63.25
Expired	(19,223)	$62.92
Balance at end of year	79,914	$52.73

Executive Transition and Retirement
Effective December 2, 2019, Mr. Steven A. Hartman separated from the Company. In accordance with his separation and transition agreement (“Hartman Separation Agreement”), we recorded a charge of $0.5 million for severance and other cash benefits that were paid in the first quarter of 2020. The Hartman Separation Agreement also provided for the accelerated vesting of certain share-based compensation awards for which we recognized accelerated expense of $0.2 million during the year ended December 31, 2019. Effective February 28, 2018, Mr. Harry Quarls retired from his position as a director and Executive Chairman of the Company. In connection with his retirement, we entered into a separation and consulting agreement (“Quarls Separation Agreement”) whereby Mr. Quarls agreed to provide transition and support services to us through

December 31, 2018. We paid Mr. Quarls $0.3 million under the Quarls Separation Agreement. The Quarls Separation Agreement included a general release of claims and provided for the accelerated vesting of certain share-based compensation awards for which we recognized accelerated expense of $0.6 million during the year ended December 31, 2018. The costs associated with the Hartman and Quarls Separation Agreements, including the share-based compensation charges, were included as a component of “G&A expenses” in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively.
Defined Contribution Plan
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We provide matching contributions on our employees’ elective deferral contributions up to six percent of compensation up to the maximum statutory limits. The 401(k) Plan also provides for discretionary employer contributions. The expense recognized with respect to the 401(k) Plan was $0.9 million, $0.6 million, $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included as a component of “General and administrative expenses” in our Statements of Operations. Amounts representing accrued obligations to the 401(k) Plan of $0.3 million and $0.3 million are included in the “Accounts payable and accrued expenses” caption on our Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.
Defined Benefit Pension and Postretirement Health Care Plans
We maintain unqualified legacy defined benefit pension and defined benefit postretirement health care plans which cover a limited population of former employees that retired prior to January 1, 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each year ended December 31, 2019, 2018 and 2017, and is included as a component of “Other, net” in our Statements of Operations. The combined unfunded benefit obligations under these plans were $1.4 million and are included within the “Accounts payable and accrued expenses” (current portion) and “Other liabilities” (noncurrent portion) captions on our Consolidated Balance Sheets as of December 31, 2019 and 2018.

17.	Interest Expense
The following table summarizes the components of interest expense for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Interest on borrowings and related fees	$36,593	$32,164	$6,995
Accretion of original issue discount [1]	743	680	161
Amortization of debt issuance costs [2]	2,611	2,736	1,961
Capitalized interest	(4,136)	(9,118)	(2,725)
	$35,811	$26,462	$6,392

_____________________________________________

[1]	Includes accretion of original issue discount attributable to the Second Lien Facility (see Note 9).

[2]
The year ended December 31, 2017 includes a total of $0.8 million of write-offs attributable to changes in the composition of financial institutions comprising the Credit Facility’s bank group in connection with amendments to the Credit Facility (see Note 9).

18.	Earnings per Share
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Net income – basic and diluted	$70,589	$224,785	$32,662

Weighted-average shares – basic	15,110	15,059	14,996
Effect of dilutive securities [1]	16	233	67
Weighted-average shares – diluted	15,126	15,292	15,063

_____________________________________________

[1]
Represents a combination of unvested RSUs and PRSUs that are dilutive with the exception of December 31, 2019 at which time all of our unvested PRSUs were determined to be at a zero percent vesting level due to the relative performance of our common stock.

Supplemental Quarterly Financial Information (Unaudited)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues [1]	$105,228	$122,767	$119,304	$123,917
Operating income	$38,668	$47,888	$40,040	$50,225
Income (loss)	$(38,697)	$51,625	$54,362	$3,299
Income (loss) per share – basic [2]	$(2.56)	$3.42	$3.60	$0.22
Income (loss) per share – diluted [2]	$(2.56)	$3.40	$3.59	$0.22
Weighted-average shares outstanding:
Basic	15,098	15,106	15,110	15,126
Diluted	15,098	15,162	15,160	15,131

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues [3]	$77,211	$111,580	$127,185	$124,856
Operating income	$33,912	$55,886	$64,036	$54,921
Income (loss) [4]	$10,295	$(2,521)	$16,276	$200,735
Income (loss) per share – basic [2]	$0.68	$(0.17)	$1.08	$13.32
Income (loss) per share – diluted [2]	$0.68	$(0.17)	$1.06	$13.10
Weighted-average shares outstanding:
Basic	15,042	15,058	15,062	15,075
Diluted	15,081	15,058	15,344	15,328

_____________________________________________

[1]
Includes gains (losses) on sales of assets of less than $0.1 million, less than $0.1 million, less than $0.1 million and $(0.1) million during the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively.

2  The sum of the quarters may not equal the total of the respective year’s earnings per common share due to changes in weighted-average shares outstanding throughout the year.
3   Includes gains (losses) on sales of assets of less than $0.1 million, less than $0.1 million, less than $0.1 million and $(0.3) million during the quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

[4]	The quarter ended December 31, 2018 includes a mark-to-market gain on derivatives of $149.2 million.

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
The following table sets forth our estimate of net quantities of proved reserves, including changes therein and proved developed and proved undeveloped reserves for the periods presented:

	Oil	NGLs	Natural Gas	Total Equivalents
Proved Developed and Undeveloped Reserves	(MBbl)	(MBbl)	(MMcf)	(MBOE)
December 31, 2016	36,611	6,765	36,682	49,490
Revisions of previous estimates	(5,735)	(2,071)	(10,468)	(9,550)
Extensions and discoveries	23,850	3,571	16,840	30,228
Production	(2,764)	(523)	(2,949)	(3,779)
Purchase of reserves	3,867	1,122	7,162	6,183
December 31, 2017	55,829	8,864	47,267	72,572
Revisions of previous estimates	(19,096)	(1,789)	(9,608)	(22,487)
Extensions and discoveries	48,119	11,737	59,447	69,764
Production	(6,077)	(1,004)	(5,181)	(7,944)
Purchase of reserves	11,278	969	5,827	13,218
Sale of reserves in place	(397)	(733)	(6,259)	(2,173)
December 31, 2018	89,656	18,044	91,493	122,950
Revisions of previous estimates	(24,709)	(4,055)	(25,440)	(33,006)
Extensions and discoveries	40,190	6,575	31,045	51,939
Production	(7,453)	(1,491)	(7,067)	(10,121)
Purchase of reserves	1,212	81	418	1,363
December 31, 2019	98,896	19,154	90,449	133,125
Proved Developed Reserves:
December 31, 2017	22,412	4,882	27,229	31,832
December 31, 2018	35,190	6,279	31,833	46,774
December 31, 2019	40,641	8,846	41,808	56,455
Proved Undeveloped Reserves:
December 31, 2017	33,417	3,982	20,038	40,740
December 31, 2018	54,466	11,765	59,660	76,176
December 31, 2019	58,255	10,308	48,641	76,670

The following is a discussion and analysis of the significant changes in our proved reserve estimates for the periods presented:
Year Ended December 31, 2019
In 2019, our proved reserves increased by 10.2 MMBOE. due primarily to substantial changes in our development plans from the southeast portion of our acreage position in the Eagle Ford to the central region. The overall shift to this region will allow us to develop wells with a lower gas content than what we were experienced in the southeast region through the first half of 2019. After achieving more favorable results with certain wells in the central region, we proceeded to drill a total of 11 gross wells, or approximately 23 percent of our total wells drilled in 2019, in the central region that were not considered proved undeveloped locations at the end of 2018. Accordingly, we have prioritized our drilling schedule to exploit these more favorable opportunities. While we still believe that the southeastern sites have economic merit, despite a higher gas content, we have deferred drilling them beyond the five-year window which results in revisions due to timing. Accordingly, our five-year drilling plan is heavily weighted to the lower gas content central region.
We had downward revisions of 33.0 MMBOE including: (i) 32.1 MMBOE due to a change in timing beyond five years attributable to our development plans as discussed above, as well as a reduction of drilling rigs from three to two, combining certain wells into extended reach lateral locations and other reductions due to changes in the plan of development, (ii) 2.7 MMBOE due to 15 percent lower crude oil pricing from $65.56 per barrel to $55.67 per barrel and (iii) 1.6 MMBOE due to reductions in lateral length and net revenue interests partially offset by (iv) 3.4 MMBOE due to improved performance of certain proved undeveloped wells and proved undeveloped wells transferred to proved developed net of lower performance associated with certain existing proved developed wells including those reclassified to proved non-producing. Extensions and discoveries of 51.9 MMBOE are substantially attributable to geographical shift in our development plan, greater utilization of extended reach laterals, increasing the length of such laterals, higher estimated ultimate reserves (“EUR”) per lateral foot as well the addition of certain non-operated royalty wells. We acquired 1.4 MMBOE in connection with the acquisition of certain non-operating partners working interests in locations in which we are the operator.
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

	December 31,
	2019	2018	2016
Oil and gas properties:
Proved	$1,409,219	$1,037,993	$460,029
Unproved	53,200	63,484	117,634
Total oil and gas properties	1,462,419	1,101,477	577,663
Other property and equipment	21,317	16,462	10,057
Total capitalized costs relating to oil and gas producing activities	1,483,736	1,117,939	587,720
Accumulated depreciation and depletion	(364,716)	(191,802)	(60,247)
Net capitalized costs relating to oil and gas producing activities [1]	$1,119,020	$926,137	$527,473

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

	Year Ended December 31,
	2019	2018	2017
Development costs [1]	$355,925	$416,037	$135,360
Proved property acquisition costs [2]	6,051	86,514	43,151
Unproved property acquisition costs [3]	7,570	30,637	153,905
Exploration costs [4]	363	377	696
	$369,909	$533,565	$333,112

_____________________________________________
1 Includes plugging and abandonment asset additions of $0.3 million, $0.7 million and $0.3 million and capitalized internal costs of $3.6 million, $3.3 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
2 Includes plugging and abandonment assets acquired of $0.1 million in the year ended December 31, 2019 and $0.4 million and $0.5 million acquired in the Hunt and Devon Acquisitions during the years ended December 31, 2018 and 2017, respectively. Also includes capitalized internal costs of $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
3 Includes capitalized interest of $4.1 million, $9.1 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively as well as unproved properties acquired in the Hunt and Devon Acquisitions during the years ended December 31, 2018 and 2017.
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
The standardized measure of discounted future net cash flows is not intended, and should not be interpreted, to represent the fair value of our oil and gas reserves. An estimate of the fair value would also consider, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and cost, and a discount factor more representative of economic conditions and risks inherent in reserve estimates. Accordingly, the changes in standardized measure reflected below do not necessarily represent the economic reality of such transactions.

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
The following table summarizes the price measurements utilized, by product, with respect to our estimates of proved reserves as well as in the determination of the standardized measure of the discounted future net cash flows for the periods presented:

	Crude Oil	NGLs	Natural Gas
	$ per Bbl	$ per Bbl	$ per MMBtu
December 31, 2017	$51.34	$18.48	$2.98
December 31, 2018	$65.56	$23.60	$3.10
December 31, 2019	$55.67	$13.36	$2.58

The following table sets forth the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	December 31,
	2019	2018	2017
Future cash inflows	$6,260,292	$6,719,145	$3,091,366
Future production costs	(1,792,891)	(1,852,168)	(1,069,910)
Future development costs	(1,174,215)	(1,208,815)	(689,998)
Future net cash flows before income tax	3,293,186	3,658,162	1,331,458
Future income tax expense	(334,451)	(413,137)	(84,350)
Future net cash flows	2,958,735	3,245,025	1,247,108
10% annual discount for estimated timing of cash flows	(1,469,853)	(1,621,135)	(656,624)
Standardized measure of discounted future net cash flows	$1,488,882	$1,623,890	$590,484
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following table summarizes the changes in the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Sales of oil and gas, net of production costs	$(374,694)	$(361,478)	$(118,137)
Net changes in prices and production costs	(402,616)	585,737	170,488
Changes in future development costs	415,193	206,901	30,692
Extensions and discoveries	459,501	809,880	131,060
Development costs incurred during the period	253,982	204,160	74,880
Revisions of previous quantity estimates	(515,345)	(483,091)	(122,357)
Purchases of reserves-in-place	12,241	86,128	80,878
Sale of reserves-in-place	—	(8,912)	—
Changes in production rates and all other	(194,453)	60,160	12,161
Accretion of discount	176,935	60,897	31,755
Net change in income taxes	34,248	(126,976)	(18,486)
Net increase (decrease)	(135,008)	1,033,406	272,934
Beginning of year	1,623,890	590,484	317,550
End of year	$1,488,882	$1,623,890	$590,484

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A	Controls and Procedures
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, such disclosure controls and procedures were effective.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was completed based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on that assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
(c) Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements contained in this Form 10-K, has issued an attestation report on the internal control over financial reporting as of December 31, 2019, which is included in Item 8 of this Annual Report on Form 10-K.
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

Part IV
Item 15    Exhibits and Financial Statement Schedules

(1)	Financial Statements
The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 58 of this Annual Report on Form 10-K.

(2)	Exhibits
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

(3.2)
Fourth Amended and Restated Bylaws of Penn Virginia Corporation effective as of December 20, 2019 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 27, 2019).

(4.1)#	Description of Common Stock.

(10.1)
Master Agreement, Borrowing Base Increase Agreement, and Amendment No. 6 to Credit Agreement, dated as of May 7, 2019, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the subsidiaries of the borrower party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2019).

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

(10.8.1)
Amendment No. 1 to the Second Amended and Restated Construction and Field Gathering Agreement dated as of April 13, 2017 but effective August 1, 2016 by and between Republic Midstream, LLC and Penn Virginia Oil & Gas, L.P. (incorporated by reference to Exhibit 10.4.1 to Registrant’s Registration Statement on Form S-3/A (Amendment No. 2) filed on May 2, 2017).

(10.8.2)
Second Amendment to Second Amended and Restated Construction and Field Gathering Agreement dated as of July 2, 2018 by and between Republic Midstream, LLC and Penn Virginia Oil & Gas L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2018).

(10.8.3)
Third Amendment to Second Amended and Restated Construction and Field Gathering Agreement dated as of December 14, 2018 by and between Republic Midstream, LLC and Penn Virginia Oil & Gas L.P. (incorporated by reference to Exhibit 10.9.3 to Registrant’s Annual Report on Form 10-K filed on February 27, 2019).

(10.9)
First Amended and Restated Crude Oil Marketing Agreement dated as of August 1, 2016, by and between Penn Virginia Oil & Gas, L.P., Republic Midstream Marketing, LLC and solely for purposes of Article V therein, Penn Virginia Corporation (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q/A filed on November 28, 2016).

(10.9.1) †
First Amendment to First Amended and Restated Crude Oil Marketing Agreement dated as of July 2, 2018 by and between Penn Virginia Oil & Gas, L.P. and Republic Midstream Marketing, LLC.(incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2018).

(10.10)*	Penn Virginia Corporation 2016 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 11, 2016).

(10.10.1)*	Form of Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2017).

(10.10.2)*	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 30, 2017).

(10.10.3)*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2016).

(10.11)*
Penn Virginia Corporation 2019 Management Incentive Plan (incorporated by reference to Appendix A to Company’s Definitive Proxy Statement for its 2019 Annual General Meeting of Shareholders filed on July 1, 2019).

(10.11.2)*#	Form of Officer Restricted Stock Unit Award Agreement under 2019 Management Incentive Plan.

(10.11.3)*#	Form of Performance Restricted Stock Unit Award Agreement under 2019 Management Incentive Plan.

(10.11.4)*
Form of Director Restricted Stock Award Agreement under 2019 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 6, 2019).

(10.12)*
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

(10.14)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 11, 2016).

(21.1)#	Subsidiaries of Penn Virginia Corporation.

(23.1)#	Consent of Grant Thornton LLP.

(23.2)#	Consent of DeGolyer and MacNaughton.

(31.1)#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)#	Certification Pursuant to 18 Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)#	Report of DeGolyer and MacNaughton dated February 19, 2020 concerning evaluation of oil and gas reserves.

(101.INS)#	Inline XBRL Instance Document

(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)#	The cover page of Penn Virginia Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
____________________

*	Management contract or compensatory plan or arrangement.

#	Filed herewith.

†	Confidential treatment has been requested for this exhibit and confidential portions have been filed separately with the Securities and Exchange Commission.

††	Furnished herewith.

Item 16	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

	By:	/s/ RUSSELL T KELLEY, JR.
Russell T Kelley, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 28, 2020	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN A. BROOKS	Chief Executive Officer and Director	February 28, 2020
John A. Brooks	(Principal Executive Officer)

/s/ RUSSELL T KELLEY, JR.	Senior Vice President and Chief Financial Officer	February 28, 2020
Russell T Kelley, Jr.	(Principal Financial Officer)

/s/ TAMMY L. HINKLE	Vice President and Controller	February 28, 2020
Tammy L. Hinkle	(Principal Accounting Officer)

/s/ TIFFANY THOM CEPAK	Director	February 28, 2020
Tiffany Thom Cepak

/s/ DARIN G. HOLDERNESS	Chairman of the Board	February 28, 2020
Darin G. Holderness

/s/ V. FRANK POTTOW	Director	February 28, 2020
V. Frank Pottow

/s/ JERRY R. SCHUYLER	Director	February 28, 2020
Jerry R. Schuyler

/s/ BRIAN STECK	Director	February 28, 2020
Brian Steck

/s/ JEFFREY WOJAHN	Director	February 28, 2020
Jeffrey Wojahn