Form 10-K
period 2020-12-31
PENN VIRGINIA CORP
filed 2021-03-09
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-K
________________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
 For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $144,297,933 as of June 30, 2020 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such stock as quoted on the Nasdaq Global Select Market.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒     No   ☐
As of March 5, 2021, 15,266,598 shares of common stock of the registrant and 225,481.09 shares of Series A Preferred Stock of the registrant (which are redeemable for 22,548,109 shares of common stock) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 3, 2021, are incorporated by reference in Part III of this Form 10-K.

PENN VIRGINIA CORPORATION
ANNUAL REPORT ON FORM 10-K
 For the Fiscal Year Ended December 31, 2020

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:
•risks related to the recently completed transactions with Juniper and its affiliates, including the risk that the benefits of the transactions may not be fully realized or may take longer to realize than expected, and that management attention will be diverted to transaction-related issues;
•risks related to completed acquisitions, including our ability to realize their expected benefits;
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
•our ability to access capital, including through lending arrangements and the capital markets, as and when desired;
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
•     changes to our drilling and development program;
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
•     sustainability initiatives; and
•     other factors set forth in our periodic filings with the Securities and Exchange Commission, or SEC, including the risks set forth in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2020.
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

RISK FACTOR SUMMARY
The following summarizes the principal factors that make an investment in Penn Virginia speculative or risky, all of which are more fully described in Part I, Item 1A. “Risk Factors” below. This summary should be read in connection with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.
The following factors could materially adversely affect our business, results of operations, financial condition, cash flows, liquidity and the trading price of our common stock.
Risks Associated with our General Business
•The direct and indirect effects of the COVID-19 pandemic on our business, financial position, results of operations and/or cash flows, which will depend on future developments that are highly uncertain and cannot be predicted
•Prices for crude oil, NGLs and natural gas, which are dependent on many factors that are beyond our control
•Risks associated with drilling and operations activities, which are high-risk activities with many uncertainties and may not result in commercially productive reserves
•Risks associated with multi-well pad drilling and project development, which may result in volatility in our operating results
•Adverse impacts associated with a high concentration of activity and tighter drilling spacing
•Our ability to adhere to our proposed drilling schedule
•Our dependence on gathering, processing, refining and transportation facilities owned by others
•The unavailability, high cost or shortage of drilling rigs, frac crews, equipment, raw materials, supplies, oilfield services or personnel, which may restrict our operations
•Our ability to find or acquire additional oil and gas reserves that are economically recoverable
•Our ability to attract and retain key members of management, qualified Board members and other key personnel
•Our ability to establish production on the acreage of certain of our undeveloped leasehold assets that are subject to leases that will expire over the next several years unless production is developed
•Actions we or other operators may take when drilling, completing, or operating wells that they own that may adversely affect certain of our wells
•Our exposure to the credit risk of our customers
•Our participation in oil and gas leases with third parties, who may not be able to fulfill their commitments to our projects
•The accuracy of our estimates of oil and gas reserves and future net cash flows, which are not precise, and undeveloped reserves, which may not ultimately be converted into proved producing reserves
•The incurrence of impairments on our oil and gas properties
•Our ability to obtain sufficient capital
•Risks associated with property acquisitions
•Losses resulting from title deficiencies
•Difficulties associated with being a small company competing in a larger market
•Our lack of diversification and risks associated with operating primarily in one major contiguous area
•Operating risks, including risks associated with hydraulic fracturing
Financial and Related Risks
•Our substantial indebtedness
•A reduction in our borrowing base
•Restrictive covenants under the Credit Facility and the Second Lien Facility, which could limit our financial flexibility
•Derivative transactions, which may limit our potential gains and involve other risks
•Investor sentiment towards the oil and gas industry, which could adversely affect our ability to raise equity and debt capital
Legal and Regulatory Risks
•Various laws and regulations that could adversely affect the cost, manner or feasibility of doing business, including climate change legislation, laws and regulations restricting emissions of greenhouse gases or prohibiting, restricting, or delaying oil and gas development on public lands, and federal state and local legislation and regulatory initiatives relating to hydraulic fracturing
•Our ability to access water to drill and conduct hydraulic fracturing and difficulties associated with disposing of produced water gathered from drilling and production activities
•Risks associated with legal proceedings

Tax-Related Risks
•Our ability to use net operating loss carryforwards to offset future taxable income, which may be subject to certain limitations
•The continued availability of certain federal income tax deductions with respect to oil and gas exploration and development
Technology-Related Risks
•Our ability to keep pace with technological developments in our industry
•Risks relating to cybersecurity incidents

Risks Related to Ownership of Our Common Stock
•Risks associated with Juniper’s control of the Company, including potential conflicts between Juniper’s interests and the interests of the Company and its stockholders
•Certain provisions of our certificate of incorporation and our bylaws that may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial
•The volatility of the market price of our common stock
•The actions of so-called “activist” shareholders, which could impact the trading value of our securities
•Future sales or other dilution of our equity, which may adversely affect the market price of our common stock

Part I
Item 1    Business
Unless the context requires otherwise, references to the “Company,” “Penn Virginia,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Penn Virginia Corporation and its subsidiaries.
Description of Business
General
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
Juniper Transactions
At a special meeting held on January 13, 2021, the Company’s shareholders approved the potential issuance of up to 22,597,757 shares of our common stock, par value $0.01 per share, or the Common Stock, upon the redemption or exchange of up to 225,977.57 shares of Series A Preferred Stock, par value $0.01 per share, of the Company, or the Series A Preferred Stock, together with up to 22,597,757 common units representing limited partner interests (the “Common Units”) of PV Energy Holdings, L.P. (the “Partnership”). On January 14, 2021, the Company amended its articles of incorporation (the “Articles of Amendment”) creating a series of the Company’s preferred stock consisting of 300,000 shares and designated as the Series A Preferred Stock, as well as establishing the powers, preferences and rights of the preferred stock series and the qualifications, limitations and restrictions thereof.
On January 15, 2021, or the Closing Date, the Company consummated the previously announced transactions,(collectively, the “Juniper Transactions”), contemplated by: (i) the Contribution Agreement, dated November 2, 2020 (the “Contribution Agreement”), by and among the Company, the Partnership, and JSTX Holdings, LLC, or JSTX, an affiliate of Juniper Capital Advisors, L.P. (“Juniper Capital”), and, together with its affiliates (“Juniper”); and (ii) the Contribution Agreement, dated November 2, 2020 (the “Asset Agreement”, and, together with the Contribution Agreement, the Juniper Transaction Agreements), by and among Rocky Creek Resources, LLC, an affiliate of Juniper Capital (“Rocky Creek”), the Company and the Partnership.
In connection with the consummation of the Juniper Transactions, the Company completed a reorganization into an up-C structure, or the Reorganization (which is intended to, among other things, result in the holders of the Series A Preferred Stock, having a voting interest in the Company that is commensurate with such holders’ economic interest in the Partnership), including (i) the conversion of each of the Company’s corporate subsidiaries into limited liability companies which are disregarded for U.S. federal income tax purposes, including the conversion of Penn Virginia Holding Corp. into Penn Virginia Holdings, LLC, a Delaware limited liability company, or Holdings, and (ii) the Company’s contribution of all of its equity interests in Holdings to the Partnership in exchange for 15,268,686 newly issued Common Units.
On the Closing Date, (i) pursuant to the terms of the Contribution Agreement, JSTX contributed to the Partnership, as a capital contribution, $150 million in cash in exchange for 17,142,857 newly issued Common Units and the Company issued to JSTX 171,428.57 shares of Series A Preferred Stock at a price equal to the par value of the shares acquired, and (ii) pursuant to the terms of the Asset Agreement, Rocky Creek contributed to our operating subsidiary certain oil and gas assets in exchange for 5,405,252 newly issued Common Units and the Company issued to Rocky Creek 54,052.52 shares of Series A Preferred Stock at a price equal to the par value of the shares acquired, including 495,900 Common Units and 4,959 shares of Series A Preferred Stock placed in an indemnity escrow to support post-closing indemnification claims, 50% of such escrowed amount to be disbursed on July 14, 2021 and the remainder on January 15, 2022.

On the Closing Date, in connection with and upon the consummation of the Juniper Transactions, the general partner of the Partnership, entered into that certain Amended and Restated Agreement of Limited Partnership of the Partnership, dated January 15, 2021, or the A&R Partnership Agreement, with the Company, JSTX, and Rocky Creek, as limited partners, to provide for or reflect, among other things:
•the admission of JSTX and Rocky Creek as limited partners;
•the recapitalization of the Partnership into the Common Units; and
•the redemption right of each limited partner (other than the Company), which entitles such limited partner to cause the Partnership to redeem, from time to time on or after the date that is 180 days after the Closing Date, all or a portion of its Common Units (together with one one-hundredth (1/100th) of a share of Series A Preferred Stock for each Common Unit to be redeemed), in exchange for, at the Partnership’s option, shares of Common Stock, on a one-for-one basis or a cash payment equal to the average of the volume-weighted closing price of one share of Common Stock for the five trading days prior to the date the limited partner delivers a notice of redemption for each the Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications).
On the Closing Date, in connection with the consummation of the Juniper Transactions, the Company, JSTX and Rocky Creek entered into that certain Investor and Registration Rights Agreement, dated January 15, 2021, or the Investor Agreement, providing for, together with the Articles of Amendment, certain rights and obligations with respect to the governance of the Company, including rights to nominate a number of members of the Company’s board of directors, or the Board, based on Juniper’s beneficial ownership of the Company, and certain registration rights with respect to the Common Stock issuable upon redemption of the Common Units and Series A Preferred Stock pursuant to the A&R Partnership Agreement.
On the Closing Date, in accordance with the Articles of Amendment and the Investor Agreement, the Board was increased from four members to nine members, and Juniper designated five new members to the Board (the directors from time to time appointed to the Board pursuant to Juniper’s rights under the Investor Agreement and Articles of Amendment, the “Investor Directors”).
Juniper and its permitted transferees shall continue to have the right to appoint Investor Directors to the Board and to have Investor Directors sit on certain committees of the Board for so long as Juniper continuously owns Common Stock (or Common Units and shares of Series A Preferred Stock redeemable or exchangeable therefor), subject to applicable law, stock exchange rules and step-downs in the number of directors Juniper may designate based on Juniper’s beneficial ownership of the Company’s voting power. Pursuant to the Investor Agreement, Juniper has also agreed to vote in favor of the nominees proposed by the Nominating & Governance Committee of the Board at the Company’s 2021 Annual Meeting of Shareholders.
Concurrent with the closing of the Juniper Transactions, on the Closing Date, the following transactions occurred: (i) the Agreement and Amendment No. 9 to Credit Agreement, or the Ninth Amendment, to the credit agreement, or Credit Facility, became effective and a prepayment of $80.5 million of outstanding borrowings under the Credit Facility was made plus accrued interest of $0.1 million, (ii) the amendment dated November 2, 2020 (the “Second Lien Amendment”) to the Second Lien Credit Agreement dated as of September 29, 2017, or the Second Lien Facility, became effective and a prepayment of $50.0 million of outstanding advances under the Second Lien Facility was made plus accrued interest of $0.2 million in accordance with the Second Lien Amendment, (iii) total payments of $17.8 million in cash were completed for transaction and debt issue costs, including (A) $16.0 million associated with the Juniper Transactions, (B) $1.4 million associated with the Second Lien Amendment and (C) $0.4 million associated with the Ninth Amendment and (iv) a combined payment of $1.3 million including principal and accrued interest was made to liquidate the outstanding advances attributable to a single participant lender.

On March 5, 2021, the Company had outstanding 15,266,598 shares of Common Stock and 225,481.09 shares of Series A Preferred Stock. Holders of the Company’s Common Stock owned approximately 40 percent of the total voting power and economic interest in the Company, and Juniper, through JSTX and Rocky Creek, owned approximately 60 percent of the total voting power and economic interest in the Company through the Series A Preferred Stock and Common Units.
_________
(1)    The Common Units are economic interests of the Partnership and the Series A Preferred Stock are non-economic voting interests in the Company.
(2)    Represented by JSTX and Rock Creek.
Each 1/100th of a share of Series A Preferred Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally. Holders of Common Stock and Series A Preferred Stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our Articles of Incorporation, as amended. As discussed above, under the A&R Partnership Agreement, each holder of Common Units has the right to cause the Company to redeem on or after the date that is 180 days after the Closing Date, all or a portion of its Common Units (together with one one-hundredth (1/100th) of a share of Series A Preferred Stock for each Common Unit to be redeemed), in exchange for, at the Partnership’s option, shares of Common Stock, on a one-for-one basis, or cash. However, because Penn Virginia is a holding company with no independent means of generating revenues and the assets of the consolidated Company all reside in operating subsidiaries, the holders of Common Units would be entitled to participate in any cash distribution from the Company’s operating subsidiaries whether or not they convert their Common Units into Common Stock.
For additional information regarding the Juniper Transactions, the Ninth Amendment, the Second Lien Amendment and the transaction costs associated therewith, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 that follows and Notes 2 and 9 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Additionally, for a discussion of certain risks relating to our organizational structure following the Juniper Transactions, see Risk Factors - Penn Virginia is a holding company. Penn Virginia’s only material asset is its equity interest in the Partnership, and Penn Virginia is accordingly dependent upon distributions from the Partnership to pay taxes and cover its operating expenses and other obligations. in Part I, Item 1A that follows.

Current Operations
Including the properties contributed by Rocky Creek in connection with the Asset Agreement, we lease a highly contiguous position of approximately 102,100 gross (90,100 net) acres as of March 5, 2021 in the core liquids-rich area or “volatile oil window” of the Eagle Ford in Gonzales, Lavaca, Fayette and Dewitt Counties in Texas, which we believe contains a substantial number of drilling locations that will support a multi-year drilling inventory.
In 2020, our total sales volume was comprised of 77 percent crude oil, 13 percent NGLs and 10 percent natural gas. Crude oil accounted for 93 percent of our product revenues. We generally sell our crude oil, NGL and natural gas products using short-term floating price physical and spot market contracts.
As of December 31, 2020, our total proved reserves were approximately 126 MMBOE, of which 40 percent were proved developed reserves and 78 percent were crude oil. As of December 31, 2020, we had 532 gross (451.3 net) productive wells, approximately 98 percent of which we operate, and leased approximately 98,300 gross (86,300 net) acres of leasehold and royalty interests, approximately 7 percent of which were undeveloped. Approximately 93 percent of our total acreage was HBP and included a substantial number of undrilled locations. During 2020, we drilled, completed and turned to sales 23 gross (20.6 net) wells. For additional information regarding our production, reserves, drilling activities, wells and acreage, see Part I, Item 2, “Properties.”
In 2018, we completed the acquisition of certain oil and gas assets from Hunt Oil Company, or Hunt, including oil and gas leases covering approximately 9,700 net acres located primarily in Gonzales and Lavaca Counties, Texas, or the Hunt Acquisition. For additional information regarding this transaction, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Key Contractual Arrangements
In the ordinary course of operating our business, we enter into a number of key contracts for services that are critical with respect to our ability to develop, produce, store and bring our production to market. The following is a summary of our most significant contractual arrangements.
Drilling and Completion. From time to time we enter into drilling, completion and materials contracts in the ordinary course of business to ensure availability of rigs, frac crews and materials to satisfy our development program. As of December 31, 2020, there were no drilling, completion or materials agreements with terms that extended beyond one year.
Crude oil gathering and transportation service contracts. We have long-term agreements that provide us with field gathering and intermediate pipeline transportation services for a substantial portion of our crude oil and condensate production through February 2041 and February 2026, respectively, as well as volume capacity support for certain downstream interstate pipeline transportation.
Crude oil storage. Through April 2021, we have access of up to a maximum of 520,000 barrels of tank capacity at a number of locations in the South Texas region with three vendors including up to approximately 250,000 barrels (180,000 barrels as a component of the crude oil gathering agreement referenced above) at the service provider’s central delivery point facility, or CDP, in Lavaca County, Texas, up to 90,000 barrels with a downstream interstate pipeline at their facility in DeWitt County, Texas and up to 62,000 barrels with a marketing affiliate of the aforementioned downstream interstate pipeline within their system on a firm basis and an additional 120,000 barrels, if available, on a flexible basis through April 2021. For additional information relating to crude oil storage see Note 14 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
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
Major Customers
We sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended December 31, 2020, approximately 56 percent of our consolidated product revenues were attributable to three customers, each of whom accounted for at least 10 percent: Phillips 66 Company; BP Products North America Inc. and Shell Trading (US) Company. There were no other customers that individually accounted for more than 10 percent of our consolidated product revenues.

Seasonality
Our sales volumes of crude oil and natural gas are dependent upon the number of producing wells and, therefore, are not seasonal by nature. We do not believe that the pricing of our crude oil and NGL production is subject to any meaningful seasonal effects. Historically, the pricing of natural gas is seasonal, typically with higher pricing in the winter months.
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
Government Regulation and Environmental Matters
Our operations are subject to extensive federal, state and local laws and regulations that govern oil and gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws, rules and regulations may, among other things:
•require the acquisition of various permits before drilling commences;
•require notice to stakeholders of proposed and ongoing operations;
•require the installation of expensive pollution control equipment;
•restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling and production and saltwater disposal activities;
•limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources; and
•require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.
Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities for failure to comply. Violations and liabilities with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and cash flows. In certain instances, citizens or citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws or to challenge our ability to receive environmental permits that we need to operate. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2020, we have recorded asset retirement obligations of $5.5 million attributable to these activities. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general.
We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition, results of operations or cash flows. Nevertheless, changes in existing environmental laws or regulations or the adoption of new environmental laws or regulations, including any significant limitation on the use of hydraulic fracturing or the ability to conduct oil and gas development could have the potential to adversely affect our financial condition, results of operations and cash flows. Federal, state or local administrative decisions, developments in the federal or state court systems or other governmental or judicial actions may influence the interpretation or enforcement of environmental laws and regulations and may thereby increase compliance costs. Environmental regulations have historically become more stringent over time, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation.

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
Clean Water Act. The Federal Water Pollution Control Act, or the Clean Water Act, and comparable state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters, such as waters of the United States. The discharge of pollutants, including dredge or fill materials in regulated wetlands, into regulated waters or wetlands without a permit issued by the EPA, the U.S. Army Corps of Engineers, or the Corps, or the state is prohibited. The Clean Water Act has been interpreted by these agencies to apply broadly. The EPA and the Corps released a rule to revise the definition of “waters of the United States,” or WOTUS, for all Clean Water Act programs, which went into effect in August 2015. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the United States and are under Clean Water Act jurisdiction. This new rule has generally been viewed as narrowing the scope of waters of the United States as compared to the 2015 rule, but litigation in multiple federal district courts is currently challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule.
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
Chemical Disclosures Related to Hydraulic Fracturing. Texas has implemented chemical disclosure requirements for hydraulic fracturing operations. We currently disclose hydraulic fracturing additives we use on www.FracFocus.org, a website created by the Ground Water Protection Council and Interstate Oil and Gas Compact Commission.
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
On April 17, 2012, for example, the EPA issued final rules to subject oil and gas operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. Further, in May 2016, the EPA issued final NSPS governing methane emissions from the oil and gas industry as well as source determination standards for determining when oil and gas sources should be aggregated for CAA permitting and compliance purposes. However, in August 2020 the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. In President Biden’s Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis, President Biden directed the EPA to consider suspending, rescinding, or revising the Trump Administration’s NSPS rule for the oil and gas sector. The U.S. Bureau of Land Management, or BLM, finalized its own rules in November 2016 that limit methane emissions from new and existing oil and gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. The BLM subsequently announced a revised rule which would scale back the waste-prevention requirements of the 2016 rule, but this revised rule was vacated by a California federal district court in 2020, a decision which BLM has appealed to the Ninth Circuit Court of Appeals. However, separately, the federal district court of Wyoming vacated the original 2016 rule in October 2020. These rules have required changes to our operations, including the installation of new equipment to control emissions. The EPA had announced in 2016 an intent to impose methane emission standards for existing sources, but the agency was sued by multiple states for failing to implement these standards following the agency’s withdrawal of information collection requests for oil and gas facilities. These rules would result in an increase to our operating costs and change to our operations. As a result of this continued regulatory focus, future federal and state regulations of the oil and gas industry remain a possibility and could result in increased compliance costs on our operations.
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
Both in the United States and worldwide, there is increasing attention being paid to the issue of climate change and the contributing effect of GHG emissions. Most recently in April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In 2020, the Trump administration withdrew the United States from the Paris Agreement, but under the direction of President Biden, the United States rejoined the Paris Agreement in February 2021. President Biden is likely to update the U.S.’s nationally determined contributions and take executive action or support legislation in furtherance of achieving the U.S.’s GHG emissions goals.
In August 2015, the EPA issued new regulations limiting carbon dioxide emissions from existing power generation facilities. Under this rule, nationwide carbon dioxide emissions would be reduced by approximately 30 percent from 2005 levels by 2030 with a flexible interim goal. Several industry groups and states challenged the rule. On February 9, 2016, the U.S. Supreme Court stayed the implementation of this rule pending judicial review. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule, or ACE, that designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. However, in January 2020, the U.S. Court of Appeals for the District of Columbia Circuit vacated the ACE rule and ruled that the repeal of the Obama-era regulations should also be vacated; the court is delaying issuing the latter vacatur mandate until such time that the EPA responds to the court’s decision through a new rulemaking action. Thus, the Biden Administration’s EPA is likely to promulgate a new replacement for the 2015 regulations.
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

President Biden and the Democratic Party, which currently controls Congress, have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms President Biden’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision making, and eliminates fossil fuel subsidies, among other measures.
Finally, scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.
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
Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as a habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. The presence of any protected species or the final designation of previously unprotected species as threatened or endangered in areas where we operate could result in increased costs from species protection measures or could result in limitations, delays, or prohibitions on our exploration and production activities that could have an adverse effect on our ability to develop and produce our reserves. Similar protections are given to bald and golden eagles under the Bald and Golden Eagle Protection Act and to migratory birds under the Migratory Bird Treaty Act, and similar protections may be available to certain species protected under state laws.
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
Employees
We had a total of 87 employees as of December 31, 2020, all of whom were full-time employees. The total as of December 31, 2020 represented a decline from 94 employees as of December 31, 2019 due primarily to a limited reduction-in-force, or RIF, during the third quarter of 2020.
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
Risks Associated with our General Business
The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our business, financial position, results of operations and/or cash flows will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil, NGLs and natural gas, which has adversely impacted, and is expected to continue to adversely impact, our business, financial position, results of operations and cash flows. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to the pandemic impact demand for oil, NGLs and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations.
There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic continues to adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, including the impact of coronavirus mutations and resurgences, its severity, the actions to contain the virus or treat its impact, the development, availability and public acceptance of effective treatments or vaccines, its impact on the U.S. and world economies, the U.S. capital markets and market conditions, the availability of federal, state, or local funding programs, and how quickly and to what extent normal economic and operating conditions can resume.
Prices for crude oil, NGLs and natural gas are dependent on many factors that are beyond our control and strongly affect our financial condition, results of operations and cash flows.
Prices for crude oil, NGLs and natural gas are dependent on many factors that are beyond our control, including:
•domestic and foreign supplies of crude oil, NGLs and natural gas;
•domestic and foreign consumer demand for crude oil, NGLs and natural gas;
•political and economic conditions in oil or gas producing regions;
•the extent to which the members of the Organization of Petroleum Exporting Countries and other oil exporting nations (“OPEC+”) agree upon and maintain production constraints and oil price controls;
•overall domestic and foreign economic conditions, including adverse conditions driven by political, health or weather events;
•prices and availability of, and demand for, alternative fuels;
•the effect of energy conservation efforts, alternative fuel requirements and climate change-related initiatives;
•shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil, natural gas and NGLs so as to minimize emissions of carbon dioxide and methane GHGs;
•volatility and trading patterns in the commodity-futures markets;
•technological advances or social attitudes and policies affecting energy consumption and energy supply;
•political and economic events that directly or indirectly impact the relative strength or weakness of the United States dollar, on which crude oil prices are benchmarked globally, against foreign currencies;
•changes in trade relations and policies, including the imposition of tariffs by the United States or China;
•risks related to the concentration of our operations in the Eagle Ford Shale field in South Texas;
•speculation by investors in oil and gas;
•the availability, cost, proximity and capacity of gathering, processing, refining and transportation facilities;
•the cost and availability of products and personnel needed for us to produce oil and gas;
•weather conditions;
•the impact and uncertainty of world health events, including the COVID-19 pandemic; and
•domestic and foreign governmental relations, regulation and taxation, including limits on the United States’ ability to export crude oil.

For example, oil and natural gas prices continued to be volatile in 2020, as the slowdown in global economic activity attributable to COVID-19 resulted in a dramatic decline in the demand for energy, including significantly reduced demand for our products. The NYMEX oil prices in 2020 ranged from a high of $63.27 to a low of $(37.63) per Bbl while the spot market prices for natural gas prices in 2020 ranged from a high of $3.08 to a low of $1.34 per MMBtu. Further, these prices ranged from highs to lows of $66.40 to $47.47 per Bbl and $23.86 to $2.45 per MMBtu, respectively, during the period from January 1, 2021 to March 5, 2021. Though declining U.S. production has helped mitigate the supply and demand imbalance experienced during 2020, we expect that oil prices in the near term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and natural gas demand, the extent to which countries abide by the OPEC+ production agreement and U.S. production levels.
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
Drilling and operations activities are high-risk activities with many uncertainties and may not result in commercially productive reserves.
Our future financial condition and results of operations depend on the success of our exploration and production activities. Oil and gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and gas production. The costs of drilling, completing and operating wells are often substantial and uncertain, and drilling and completion operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including:
•unexpected drilling conditions;
•the use of multi-well pad drilling that requires the drilling of all of the wells on a pad until any one of the pad’s wells can be brought into production;
•risks associated with drilling horizontal wells and extended lateral lengths, such as deviating from the desired drilling zone or not running casing or tools consistently through the wellbore, particularly as lateral lengths get longer;
•risks associated with downspacing and multi-well pad drilling;
•fracture stimulation accidents or failures;
•reductions in oil, natural gas and NGL prices;
•elevated pressure or irregularities in geologic formations;
•loss of title or other title related issues;
•equipment failures or accidents;
•costs, shortages or delays in the availability of drilling rigs, frac fleets, crews, equipment and materials;
•shortages in experienced labor;
•crude oil, NGLs or natural gas gathering, transportation, processing, storage and export facility availability
•restrictions or limitations;
•surface access restrictions;
•delays imposed by or resulting from compliance with regulatory requirements, including any hydraulic fracturing regulations and other applicable regulations, and the failure to secure or delays in securing necessary regulatory, contractual and third-party approvals and permits;
•political events, public protests, civil disturbances, terrorist acts or cyber attacks;
•environmental hazards, such as natural gas leaks, oil and produced water spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;
•limited availability of financing at acceptable terms;
•limitations in the market for crude oil, natural gas and NGLs;
•fires, explosions, blow-outs and surface cratering;
•adverse weather conditions; and
•actions by third-party operators of our properties.

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
Our operations are subject to all of the risks and hazards typically associated with the exploitation, development and exploration for and the production and transportation of oil and gas, including well stimulation and completion activities such as hydraulic fracturing. These operating risks include:
•fires, explosions, blowouts, cratering and casing collapses;
•formations with abnormal pressures or structures;
•pipeline ruptures or spills;
•mechanical difficulties, such as stuck oilfield drilling and service tools;
•uncontrollable flows of oil, natural gas or well fluids;
•migration of fracturing fluids into surrounding groundwater;
•spills or releases of fracturing fluids including from trucks sometimes used to deliver these materials;
•spills or releases of brine or other produced water that may go off-site;
•subsurface conditions that prevent us from (i) stimulating the planned number of stages, (ii) accessing the entirety of the wellbore with our tools during completion or (iii) removing all fracturing-related materials from the wellbore to allow production to begin;
•environmental hazards such as natural gas leaks, oil or produced water spills and discharges of toxic gases; and
•natural disasters and other adverse weather conditions, terrorism, vandalism and physical, electronic and cyber security breaches.
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
If we experience any problems with well stimulation and completion activities, such as hydraulic fracturing, our ability to explore for and produce oil or natural gas may be adversely affected. We could incur substantial losses or otherwise fail to realize reserves in particular formations as a result of:
•delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements, which may include limitations on hydraulic fracturing or the discharge of GHGs;
•the need to shut down, abandon and relocate drilling operations;
•the need to sample, test and monitor drinking water in particular areas and to provide filtration or other drinking water supplies to users of water supplies that may have been impacted or threatened by potential contamination from fracturing fluids;
•the need to modify drill sites to ensure there are no spills or releases off-site and to investigate and/or remediate any spills or releases that might have occurred; or
•suspension of our operations.

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
Our final determination of whether to drill any wells will be dependent on a number of factors, including:
•the results of our exploration efforts and the acquisition, review and analysis of the seismic data;
•the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;
•the approval of the prospects by the other participants after additional data has been compiled;
•economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and gas and the availability and prices of drilling rigs and crews, frac crews, and related equipment and material; and
•the availability of leases and permits on reasonable terms for the prospects.
For example, we temporarily suspended our drilling program from April 2020 through September 2020 to mitigate the impact of the adverse economic conditions attributable to COVID-19 as well as the impact of the precipitous decline in crude oil prices.
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
Our success will depend to a large extent upon the efforts and abilities of our management team and having experienced individuals serving on our Board who are also knowledgeable about our operations and our industry. We experienced significant turnover on our executive team and Board in 2019 through first quarter 2021. If we experience similar turnover in the future, we may be unable to timely replace the talents and skills of our management team or directors if one or more did not continue serving. The success of our business also depends on other key personnel. The ability to attract and retain these key personnel may be difficult in light of the volatility of our business. We may need to enter into retention or other arrangements that could be costly to maintain. We do not maintain key-man life insurance with respect to any of our employees. Acquiring and keeping personnel could prove more difficult or cost substantially more than estimated. These factors could cause us to incur greater costs or prevent us from pursuing our development and exploitation strategy as quickly as we would otherwise wish to do. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them adequately or in a timely manner and we could experience significant declines in productivity.
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
We are subject to risk from loss resulting from our customers’ nonperformance or nonpayment. We depend on a limited number of customers for a significant portion of our revenues. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. Recently, many of our customers’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payments or perform on their obligations to us. In 2020, approximately 56 percent of our total consolidated product revenues resulted from three of our customers. Any nonpayment or nonperformance by our customers would reduce our cash flows.
We participate in oil and gas leases with third parties and these third parties may not be able to fulfill their commitments to our projects.
We frequently own less than 100 percent of the working interest in the oil and gas leases on which we conduct operations, and other parties own the remaining portion of the working interest under joint venture arrangements. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one party. We could be held liable for joint venture obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. In addition, the volatility in commodity prices increases the likelihood that some of these working interest owners may not be able to fulfill their joint venture obligations. Some of our project partners have experienced liquidity and cash flow problems. These problems have led and may lead our partners to attempt to delay the pace of project development in order to preserve cash. A partner may be unable or unwilling to pay its share of project costs. In some cases, a partner may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial condition, results of operations and cash flows.
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

At December 31, 2020 and December 31, 2019, approximately 60 percent and 58 percent, respectively, of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves is based on volumetric calculations and adjacent reserve performance data. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve data assumes that we can and will make these significant expenditures to develop our reserves and conduct these drilling operations successfully. These assumptions, however, may not prove correct, and our estimated costs may not be accurate, development may not occur as scheduled and actual results may not occur as estimated.
The reserve estimation standards under SEC rules provide that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These standards may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not develop those reserves within the required five-year time frame or cannot demonstrate that we could do so. Accordingly, our reserve report at December 31, 2020, includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $898 million. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. During the year ended December 31, 2020, we wrote-off 34.0 MMBOE of proved undeveloped reserves because they are no longer expected to be developed within five years of their initial recording. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.
You should not assume that the present value of estimated future net cash flows (standardized measure) referred to herein is the current fair value of our estimated oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. As a result, net present value estimates using actual prices and costs may be significantly less than the SEC estimate that is provided herein. Actual future net cash flows may also be affected by the amount and timing of actual production, availability of financing for capital expenditures necessary to develop our undeveloped reserves, supply and demand for oil and gas, increases or decreases in consumption of oil and gas and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general. With all other factors held constant, if commodity prices used in the reserve report were to decrease by 10%, our standardized measure and PV-10 would have decreased to approximately $449 million and $454 million, respectively. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.
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
The full cost method of accounting for oil and gas properties under GAAP requires that at the end of each quarterly reporting period, the unamortized cost of our oil and gas properties, net of deferred income taxes, is limited to the sum of the estimated after tax discounted future net revenues from proved properties adjusted for costs excluded from amortization, or a Ceiling Test. The estimated after tax discounted future net revenues are determined using the prior 12-month’s average price based on closing prices on the first day of each month, adjusted for differentials, discounted at 10%. The calculation of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are significant uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production, timing and plan of development. In addition to revisions to reserves and the impact of lower commodity prices, Ceiling Test write-downs may occur due to increases in estimated operating and development costs and other factors. During fiscal 2020, we recorded impairments of our oil and gas properties of $392 million. Because the Ceiling Test utilizes commodity prices based on a trailing twelve month average, as of December 31, 2020, it does not fully reflect the substantial decline in commodity prices that accelerated early in the second quarter of 2020 due to the COVID-19 pandemic and the ongoing disruption in global energy markets. Accordingly, we may incur an additional impairment during the first quarter of 2021.

If we cannot obtain sufficient capital when needed, we will not be able to continue with our business strategy.
The oil and gas industry is capital intensive. We incur and expect to continue to incur substantial capital expenditures for the acquisition, exploration and development of oil and gas reserves. We incurred approximately $135.3 million in acquisition, exploration and development costs during the year ended December 31, 2020. We intend to finance our future capital expenditures, other than significant acquisitions, through cash flow from operations and, if necessary, through borrowings under our credit agreement (as defined below). However, our cash flow from operations and access to capital are subject to a number of variables, including: (i) the volume of oil and gas we are able to produce from existing wells, (ii) our ability to transport our oil and gas to market, (iii) the prices at which our commodities are sold, (iv) the costs of producing oil and gas, (v) global credit and securities markets, (vi) the ability and willingness of lenders and investors to provide capital and the cost of the capital, (vii) our ability to acquire, locate and produce new reserves, (viii) the impact of potential changes in our credit ratings and (ix) our proved reserves. Additionally, a negative shift in investor sentiment towards the oil and gas industry could adversely affect our ability to raise equity and debt capital.
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
Acquisition of oil and gas properties is a key element of maintaining and growing reserves and production. Competition for these assets has been and will continue to be intense. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive candidates, we may not be able to complete the acquisition or do so on commercially acceptable terms. In the event we do complete an acquisition, such as the recently completed acquisition of certain oil and gas assets from Rocky Creek, its success will depend on a number of factors, many of which are beyond our control. These factors include future crude oil, NGL and natural gas prices, the ability to reasonably estimate or assess the recoverable volumes of reserves, rates of future production and future net revenues attainable from reserves, future operating and capital costs, results of future exploration, exploitation and development activities on the acquired properties and future abandonment, possible future environmental or other liabilities and the effect on our liquidity or financial leverage of using available cash or debt to finance acquisitions. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, actual future production rates and associated costs and the assumption of potential liabilities with respect to prospective acquisition targets. Actual results may vary substantially from those assumed in the estimates. A customary review of subject properties will not necessarily reveal all existing or potential problems.
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
We operate in a highly competitive environment for acquiring properties, marketing oil and gas and securing trained personnel, and we may face difficulties in competing with larger companies. The costs of doing business in the exploration and production industry, including such costs as those required to explore new oil and gas plays, to acquire new acreage, and to develop attractive oil and gas projects, are significant. We face intense competition in all areas of our business from companies with greater and more productive assets, greater access to capital, substantially larger staffs and greater financial and operating resources than we have. Those companies may be able to pay more for productive oil and gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Also, there is substantial competition for capital available for investment in the oil and gas industry. Our limited size has placed us at a disadvantage with respect to funding our capital and operating costs, and means that we are more vulnerable to commodity price volatility and overall industry cycles (such as the volatility and general economic challenges attributable to COVID-19), are less able to absorb the burden of changes in laws and regulations, and that poor results in any single exploration, development or production play can have a disproportionately negative impact on us. We also compete for people, including experienced geologists, geophysicists, engineers and other professionals. Our limited size has placed us at a disadvantage with respect to attracting and retaining management and other professionals with the technical abilities necessary to successfully operate our business.
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

Financial and Related Risks
We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.
We had $377.6 million of outstanding debt at March 5, 2021, including $228.9 million under the Credit Facility, and $148.7 million, excluding unamortized discount and issuance costs, under the Second Lien Facility.
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
The borrowing base under the Credit Facility, was $375 million as of December 31, 2020 with borrowings limited to a maximum of $350 million. As of March 5, 2021, we had $228.9 million outstanding under the Credit Facility. Our borrowing base is generally redetermined at least twice each year and is scheduled to next be redetermined in October 2021 assuming we continue to meet certain conditions under the Credit Facility thereby foregoing a Spring 2021 redetermination. During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Credit Facility. In the event of a decline in crude oil, NGL or natural gas prices or for other reasons deemed relevant by our lenders, the borrowing base under the Credit Facility may be reduced. Additionally, the lenders typically may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. As a result, we may be unable to obtain funding under the Credit Facility. If funding is not available when or in the amounts needed, or is available only on unfavorable terms, it might adversely affect our development plan and our ability to make new acquisitions. Furthermore, a determination to lower the borrowing base in the future to a level less than our outstanding indebtedness thereunder would require us to repay any indebtedness in excess of the redetermined borrowing base. Any such repayment or reduced access to funds could have a material adverse effect on our production, financial condition, results of operations and cash flows.
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
In order to achieve more predictable cash flows and manage our exposure to commodity price risks in the sale of our crude oil, NGLs and natural gas, we periodically enter into commodity price hedging arrangements with respect to a portion of our expected production. Our hedges are limited in duration, usually for periods of three years or less. While intended to reduce the effects of volatile crude oil, NGL and natural gas prices, such transactions may limit our potential gains if crude oil, NGL or natural gas prices were to rise over the price established by the hedging arrangements. In trying to maintain an appropriate balance, we may end up hedging too much or too little, depending upon how commodity prices fluctuate in the future, which could have the effect of reducing our net income.
In addition, derivative transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
•our production is less than expected;
•there is a widening of price basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;
•the counterparty to a derivatives instrument fails to perform under the contract; or
•a sudden, unexpected event materially impacts commodity prices.
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
Legal and Regulatory Risks
We are subject to complex laws and regulations that can adversely affect the cost, manner or feasibility of doing business.
Exploration, development, production and sale of oil and gas are subject to extensive federal, state and local laws and regulations, including complex environmental laws. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations, inability to obtain necessary regulatory approvals or a failure to comply with existing legal requirements may harm our business, results of operations, financial condition or cash flows. We may be required to make large expenditures to comply with environmental and other governmental regulations. Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, spacing of wells, unitization and pooling of properties, environmental protection and taxation. Our operations create the risk of environmental liabilities to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. In the event of environmental violations or other environmental, health or safety impacts, we may be charged with remedial costs and land owners may file claims for alternative water supplies, property damage or bodily injury. Laws and regulations protecting the environment have become more stringent in recent years, and may, in some circumstances, result in liability for environmental damage regardless of negligence or fault. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Moreover, these risks are likely to be enhanced with President Biden taking office and Democrats gaining control of Congress. For example, see Part I, Item 1, “Business - Government Regulation and Environmental Matters - Greenhouse Gas Emissions” for information about certain actions the Biden Administration has taken targeting greenhouse gas emissions. No assurance can be given that continued compliance with existing or future environmental laws and regulations will not result in a curtailment of production or processing activities or result in a material increase in the costs of production, development, exploration or processing operations. In addition, pollution and similar environmental risks generally are not fully insurable. These liabilities and costs could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Part I, Item 1, “Business - Government Regulation and Environmental Matters.”
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
Climate change legislation, laws and regulations restricting emissions of greenhouse gases or prohibiting, restricting, or delaying oil and gas development on public lands, or legal or other action taken by public or private entities related to climate change could force us to incur increased capital and operating costs and could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.
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
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing GHG emissions, including GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. In the future, the United States may also choose to adhere to international agreements targeting GHG reductions. The adoption of legislation or regulatory programs or other government action to reduce emissions of GHGs or restrict, delay or prohibit oil and gas development on public lands could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements, or prevent us from conducting operations in certain areas. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas we produce. These risks are likely to be enhanced with President Biden taking office and Democrats gaining control of Congress. See Part I, Item 1, “Business - Government Regulation and Environmental Matters -Greenhouse Gas Emissions.” Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, results of operations and cash flows. Reduced demand for the oil and gas that we produce could also have the effect of lowering the value of our reserves.
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
Hydraulic fracturing involves the injection of water, sand or other propping agents and chemicals under pressure into rock formations to stimulate oil and gas production. We routinely use hydraulic fracturing to complete wells. The EPA released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. The results of the EPA’s study could spur action towards federal legislation and regulation of hydraulic fracturing or similar production operations. In past sessions, Congress has considered, but did not pass, legislation to amend the SDWA to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and gas companies in the hydraulic fracturing process. The EPA has issued SDWA permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of VOCs and methane released during hydraulic fracturing; an advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and final rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, a number of states and local regulatory authorities and federal politicians are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans/moratoria on drilling that effectively prohibit further production of oil and gas through the use of hydraulic fracturing or similar operations. Texas has adopted regulations that require the disclosure of information regarding the substances used in the hydraulic fracturing process, and the RRC has also adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Moreover, the legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. In light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, Texas regulators have asserted regulatory authority to limit injection activities in certain wells in an effort to reduce seismic activity. A 2015 U.S. Geological Survey report identified areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil, natural gas and natural gas liquids activities utilizing injection wells for produced water disposal.
The adoption of new laws or regulations imposing reporting or operational obligations on, or otherwise limiting or prohibiting, the hydraulic fracturing process could make it more difficult to complete oil and gas wells in unconventional plays. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, hydraulic fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in cost, which could adversely affect our business and results of operations. These risks are likely to be enhanced with President Biden taking office and Democrats gaining control of Congress.
Restrictions on drilling activities intended to protect certain species of wildlife or their habitat may adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Various federal and state statutes prohibit certain actions that harm endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Bald and Golden Eagle Protection Act, the Clean Water Act, CERCLA and the OPA. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or, at times, private parties may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling, construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, may seek criminal penalties.

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
Tax-Related Risks
Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
Our ability to utilize U.S. net operating loss, or NOL, carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended, or the Code. As disclosed in Note 10 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” we have substantial NOL carryforwards. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of our stock by 5 percent shareholders and our offering of stock during any three-year period resulting in an aggregate change of more than 50 percent in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. As of December 31, 2020, we do not believe that an ownership change has occurred; however, to the extent an ownership change has occurred or were to occur in the future, it is possible that the limitations imposed on our ability to use pre-ownership change losses could cause a significant net increase in our U.S. federal income tax liability and could cause U.S. federal income taxes to be paid earlier than they otherwise would be paid if such limitations were not in effect. In addition, U.S. NOLs generated on or after January 1, 2018, can be limited to 80 percent of taxable income. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.
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
Technology-Related Risks
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
Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. A cyber attack involving our information systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including but not limited to, the following:
•Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and gas resources;
•Data corruption, communication interruption, or other operational disruption during drilling activities could result in failure to reach the intended target or a drilling incident;
•Data corruption or operational disruptions of production-related infrastructure could result in a loss of production, or accidental discharge;
•A cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt our major development projects;
•A cyber attack on third-party gathering, pipeline, or other transportation systems could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues;
•A cyber attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;
•A cyber attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market;
•A cyber attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
•A cyber attack on our automated and surveillance systems could cause a loss in production and potential environmental hazards;
•A deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and
•A cyber attack resulting in the loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
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
Risks Related to the Ownership of Our Common Stock
Juniper controls the Company, and their interests may conflict with the Company’s and its shareholders’ interests in the future.
Juniper beneficially owns approximately 60% of our voting securities. As a result, Juniper is able to control the election and removal of our directors and thereby control our policies and operations and its interests may not in all cases be aligned with other shareholders’ interests. In addition, Juniper may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other shareholders. For example, Juniper could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. Additionally, Juniper and its designated directors are not obligated to present any business opportunities (other than those presented to such directors in their roles as directors of the Company) to us.
In addition, Juniper is able to determine the outcome of all matters requiring shareholder approval and is able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any acquisition of the Company. This concentration of voting control could deprive shareholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock.

Moreover, Juniper has certain director designation rights entitling them to designate up to five members of the Board out of a total of nine directors, with such designation rights being subject to certain step-downs.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, expect to qualify for exemptions from certain corporate governance requirements.
Juniper controls a majority of the voting power of our capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. As a result, we are not required to comply with certain corporate governance requirements, including the requirement to have a majority of the board of directors be independent directors and the requirement to have compensation and nominating committees that are composed entirely of independent directors. While we have not elected to utilize these exemptions, in the future we could elect to do so. If we were to utilize any such exemptions, our shareholders would not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.
Penn Virginia is a holding company. Penn Virginia’s only material asset is its equity interest in the Partnership, and Penn Virginia is accordingly dependent upon distributions from the Partnership to pay taxes and cover its operating expenses and other obligations.
Following the Juniper Transactions, Penn Virginia is a holding company and has no material assets other than its equity interest in the Partnership. Penn Virginia has no independent means of generating revenue. To the extent the Partnership has available cash, Penn Virginia intends to cause the Partnership to make (i) pro rata distributions to its limited partners, including Penn Virginia, in an amount sufficient to allow Penn Virginia to pay its taxes and (ii) payments to Penn Virginia to cover its operating expenses and other obligations. To the extent that Penn Virginia needs funds and the Partnership or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any future financing arrangements, or are otherwise unable to provide such funds, Penn Virginia’s liquidity and financial condition could be materially adversely affected.
Moreover, because Penn Virginia has no independent means of generating revenue, Penn Virginia’s ability to pay dividends will be dependent on the ability of the Partnership to make cash distributions. This ability, in turn, may depend on the ability of the Partnership’s subsidiaries to make distributions to it. The ability of the Partnership, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) applicable laws or regulations that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by the Partnership or its subsidiaries and other entities in which it directly or indirectly holds an equity interest.
In certain circumstances, the Partnership will be required to make tax distributions to its unitholders, including us, and the tax distributions that the Partnership will be required to make may be substantial.
Pursuant to the A&R Partnership Agreement, the Partnership will make generally pro rata cash distributions, or tax distributions, to its unitholders, including us, in an amount generally intended to allow the unitholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of the Partnership, based on certain assumptions and conventions, provided that the distribution will be sufficient to allow us to satisfy our actual tax liabilities. Because tax distributions will be made pro rata based on ownership and based on an assumed tax rate, the Partnership could be required to make tax distributions that, in the aggregate, exceed the amount of taxes that the Partnership would have paid if it were taxed on its net income at its effective tax rate.
Funds used by the Partnership to satisfy its tax distribution obligations will not be available for reinvestment in the business. Moreover, the tax distributions the Partnership will be required to make may be substantial and may exceed the unitholder’s tax liabilities if the unitholder has an overall effective tax rate that is lower than the assumed rate.
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
Certain provisions of our Certificate of Incorporation and our Bylaws may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Certificate of Incorporation and Bylaws include, among other things, those that:
•authorize our Board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and
•limit the persons who may call special meetings of stockholders.

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
As of March 5, 2021, Juniper beneficially owns 225,481.09 shares of Series A Preferred Stock, which are exchangeable for shares of our common stock at the election of the holder for no additional consideration. Although Juniper is restricted from selling any of its equity securities in the Company and the Partnership prior to July 14, 2021, Juniper may decide to reduce its investment in the Company at any time thereafter. Any such sales of our equity securities, or expectations thereof, could have the effect of depressing the market price for our common stock.
Item 1B    Unresolved Staff Comments
None.

Item 2     Properties
As of December 31, 2020, our oil and gas assets were located in Gonzales, Lavaca, Fayette and Dewitt Counties in South Texas.
Facilities
Our corporate headquarters and field office facilities are leased and we believe that they are adequate for our current needs.
Title to Oil and Gas Properties
Prior to completing an acquisition of producing oil and gas assets, we review title opinions on all material leases. As is customary in the oil and gas industry; however, we make a cursory review of title when we acquire farmout acreage or undeveloped oil and gas leases. Prior to the commencement of drilling operations, a thorough title examination is conducted. To the extent the title examination reflects defects, we cure such title defects. If we are unable to cure any title defect of a nature such that it would not be prudent to commence drilling operations on a property, we could suffer a loss of our investment in the property. Our oil and gas properties are subject to customary royalty interests, liens for debt obligations, current taxes and other burdens that we believe do not materially interfere with the use or materially affect the value of such properties. We believe that we have satisfactory title to all of our properties and the associated oil and gas in accordance with standards generally accepted in the oil and gas industry.
Summary of Oil and Gas Reserves
Proved Reserves
The following tables summarize certain information regarding our estimated proved reserves as of December 31 for each of the years presented:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents	Standardized Measure	PV10 [1]
	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)	$ in millions	$ in millions
2020
Developed
Producing	36.4	8.0	37.6	50.6
Non-producing	—	—	—	—
	36.4	8.0	37.6	50.6
Undeveloped	62.1	7.6	36.1	75.8
	98.5	15.6	73.7	126.4	$650.3	$657.5
Price measurement used	$39.54/Bbl	$7.51/Bbl	$1.99/MMBtu

2019
Developed
Producing	40.1	8.7	41.0	55.6
Non-producing	0.5	0.2	0.8	0.8
	40.6	8.9	41.8	56.4
Undeveloped	58.3	10.3	48.6	76.7
	98.9	19.2	90.4	133.1	$1,488.9	$1,600.1
Price measurement used	$55.67/Bbl	$13.36/Bbl	$2.58/MMBtu

2018
Developed
Producing	35.2	6.3	31.8	46.8
Non-producing	—	—	—	—
	35.2	6.3	31.8	46.8
Undeveloped	54.5	11.7	59.7	76.2
	89.7	18.0	91.5	123.0	$1,623.9	$1,769.4
Price measurement used	$65.56/Bbl	$23.60/Bbl	$3.10/MMBtu
_____________________________________________
1 PV10 represents a non-GAAP measure that is most directly comparable to the Standardized Measure as defined in GAAP. The Standardized Measure represents the discounted future net cash flows from our proved reserves after future income taxes discounted at 10% in accordance with SEC criteria. PV10 represents the Standardized Measure without regard to income taxes of $7.0 million, $111.2 million and $145.5 million for 2020, 2019 and 2018, respectively. We believe that PV10 is a meaningful supplemental disclosure to the Standardized Measure as the PV10 concept is widely used within the industry and by the financial and investment community to evaluate the proved reserves on a comparable basis across companies without regard to the individual owner’s unique income tax position. We utilize PV10 to evaluate the potential return on investment in our oil and gas properties as well as evaluating properties for potential purchases and sales.

A discussion and analysis of the changes in our total proved reserves is provided in “Supplemental Information on Oil and Gas Producing Activities (Unaudited)” included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Proved Undeveloped Reserves
The proved undeveloped reserves included in our reserve estimates relate to wells that are forecasted to be drilled within the next five years. The following table sets forth the changes in our proved undeveloped reserves during the year ended December 31, 2020:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents
	(MMBbl)	(MMBbl)	(Bcf)	(MMBOE)
Proved undeveloped reserves at beginning of year	58.3	10.3	48.6	76.7
Revisions of previous estimates	(19.2)	(4.7)	(22.5)	(27.6)
Extensions and discoveries	29.9	3.2	15.4	35.7
Conversion to proved developed reserves	(6.9)	(1.2)	(5.4)	(9.0)
Proved undeveloped reserves at end of year	62.1	7.6	36.1	75.8
The marginal decrease in our proved undeveloped oil equivalent reserves over the quantities at the end of 2019 is due primarily to the combined effect of largely offsetting changes as described below.
In light of significantly different economic conditions due to the ongoing COVID-19 pandemic and their impact on our capital resources, we undertook a review of our drilling plans and available site inventory that resulted in a substantial shift in the focus of our near-term drilling schedule to our core, oilier prospects. This process resulted in an increase to extensions and discoveries of 35.7 MMBOE that was largely offset by 34.0 MMBOE of negative revisions due primarily to certain wells that are now beyond our five-year drilling window schedule. In addition, our revision of previous estimates reflect: (i) favorable revisions of 6.2 MMBOE attributable to changes in lateral lengths and type curves, (ii) favorable revisions of 0.7 MMBOE due to improved performance partially offset by (iii) 0.3 MMBOE due to a decline in pricing.
During 2020, we incurred capital expenditures of $102.5 million attributable to drilling and completing 21 gross (19.7 net) wells in connection with the conversion of proved undeveloped reserves to proved developed reserves. Our conversion rates for quantities of proved undeveloped reserves were 12 percent, 22 percent and 33 percent in 2020, 2019 and 2018, respectively. The conversion rate decline experienced in 2020 was adversely impacted by the temporary suspension of our drilling and completion program from April through September of 2020 in response to the economic downturn associated with the global COVID-19 pandemic.
Preparation of Reserves Estimates and Internal Controls
The proved reserve estimates were prepared by DeGolyer and MacNaughton, Inc., our independent third party petroleum engineers. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see “Supplemental Information on Oil and Gas Producing Activities (Unaudited)” in our Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and the report of DeGolyer and MacNaughton, Inc., dated January 29, 2021, which is included as an Exhibit to this Annual Report on Form 10-K. We did not file any reports during the year ended December 31, 2020 with any federal authority or agency with respect to our estimate of oil and gas reserves.
Our policies and practices regarding the recording of reserves are structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. Our Senior Vice President, Development is primarily responsible for overseeing the preparation of the reserve estimate by DeGolyer and MacNaughton, Inc. Our Senior Vice President, Development has over 25 years of industry experience in the estimation and evaluation of reserve information, holds a B.S. degree in Petroleum Engineering from the Colorado School of Mines and is registered by the States of Colorado and Wyoming as a Petroleum Engineer. Our internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation. In addition to conducting these internal reviews and external reserves audits, we also have a Reserves Committee that consists four members of our Board of Directors. This committee provides additional oversight of our reserves estimation and certification process.
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
The following tables set forth by region our total sales volume and average daily sales volume for the periods presented:

	Total Sales Volume
	Year Ended December 31,
Region	2020	2019	2018
	(MBOE)
South Texas	8,887	10,121	7,780
Mid-Continent [1]	—	—	165
	8,887	10,121	7,944
	Average Daily Sales Volume
	Year Ended December 31,
Region	2020	2019	2018
	(BOEPD)
South Texas	24,281	27,730	21,314
Mid-Continent [1]	—	—	451
	24,281	27,730	21,765
_____________________________________________
1 Mid-Continent operations were sold on July 31, 2018 representing a complete divestiture in which we have no retained interests.

Production Prices and Production Costs
The following table sets forth the average sales prices per unit of volume and our average production costs, not including ad valorem and production/severance taxes, per unit of sales volume for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Average prices:
Crude oil ($ per Bbl)	$36.86	$58.33	$66.23
NGLs ($ per Bbl)	$7.68	$11.13	$20.99
Natural gas ($ per Mcf)	$1.88	$2.51	$3.08
Aggregate ($ per BOE)	$30.47	$46.34	$55.33
Average production and lifting cost ($ per BOE):
Lease operating	$4.22	$4.26	$4.52
Gathering processing and transportation	2.48	2.29	2.34
	$6.70	$6.55	$6.86

Significant Fields
Our properties in the Eagle Ford in South Texas, which contain primarily crude oil reserves, represented all of our total equivalent proved reserves as of December 31, 2020.
The following table sets forth certain information with respect to this field for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Sales volume:
Crude oil (MBbl)	6,829	7,453	6,050
NGLs (MBbl)	1,165	1,491	944
Natural gas (MMcf)	5,360	7,067	4,713
Total (MBOE)	8,887	10,121	7,780
Percent of total company sales volume	100%	100%	98%
Average prices:
Crude oil ($ per Bbl)	$36.86	$58.33	$66.24
NGLs ($ per Bbl)	$7.68	$11.13	$21.10
Natural gas ($ per Mcf)	$1.88	$2.51	$3.16
Aggregate ($ per BOE)	$30.47	$46.34	$55.99
Average production and lifting cost ($ per BOE):
Lease operating	$4.22	$4.26	$4.47
Gathering processing and transportation	2.48	2.29	2.27
	$6.70	$6.55	$6.74

Drilling and Other Exploratory and Development Activities
The following table sets forth the gross and net development wells that we completed (regardless of when drilling was initiated), all of which were in the Eagle Ford in South Texas, during the years indicated and wells that were in progress at the end of each year. There were no exploratory wells drilled in any of the years presented.

	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	23	20.6	48	43.3	53	45.5
Dry hole	—	—	—	—	—	—
Total	23	20.6	48	43.3	53	45.5

Wells in progress at end of year [1]	7	6.3	8	7.3	11	10.2
_____________________________________________
1 Includes two gross (1.9 net) wells completing, three gross (2.7 net) wells waiting on completion and two gross (1.7 net) wells being drilled as of December 31, 2020.
Present Activities
As of March 5, 2021, three gross (2.8 net) wells were completing and nine gross (7.1 net) wells were in progress.
Delivery Commitments
We generally sell our crude oil, NGL and natural gas products using short-term floating price physical and spot market contracts. We have commitments to provide minimum deliveries of crude oil of 8,000 BOPD (gross) through 2031 under gathering and transportation agreements with Nuevo Dos Gathering and Transportation, LLC and Nuevo Dos Marketing LLC. Our production and reserves are currently sufficient to fulfill the current 8,000 BOPD delivery commitment under these agreements.

Productive Wells
The following table sets forth our productive wells in which we had a working interest as of December 31, 2020:

	Primarily Oil		Primarily Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Total productive wells	509	429.1	23	22.2	532	451.3
Of the total wells presented in the table above, we are the operator of 520 gross (497 oil and 23 natural gas) and 449.4 net (427.2 oil and 22.2 natural gas) wells. In addition to the above working interest wells, we own overriding royalty interests in 18 gross wells. During 2020, we formally reclassified 23 gross wells to gas from oil with the Texas Railroad Commission.
Acreage
The following table sets forth our developed and undeveloped acreage as of December 31, 2020 (in thousands):

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Total acreage	91.0	79.8	7.2	6.5	98.2	86.3
The primary terms of our leases generally range from three to five years, and we do not have any concessions. As of December 31, 2020, our net undeveloped acreage is scheduled to expire as shown in the table below, unless the primary lease terms are, where appropriate, extended, HBP or otherwise changed (in thousands):

	2021	2022	2023	Thereafter
Expirations by year	1.2	3.1	2.2	—
We anticipate paying options to extend a substantial portion of the acreage scheduled to expire in 2021. We do not believe that the remaining scheduled expirations of our undeveloped acreage will substantially affect our ability or plans to conduct our exploration and development activities.
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
Equity Holders
As of February 12, 2021, there were 113 record holders of our common stock.
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
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in the fourth quarter of 2020.

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

	(in thousands, except per share amounts, sales volume and reserves)
	Successor [1]					Predecessor [1]
					September 13	January 1
	Year Ended				Through	Through
	December 31,				December 31,	September 12,
	2020	2019	2018	2017	2016	2016
Statements of Operations and Other Data:
Revenues [2]	$273,268	$471,216	$440,832	$160,054	$39,003	$94,310
Operating income (loss) [3,4]	$(369,175)	$176,821	$208,755	$51,872	$11,413	$(20,867)
Net income (loss) 4, [5]	$(310,557)	$70,589	$224,785	$32,662	$(5,296)	$1,054,602
Preferred stock dividends	$—	$—	$—	$—	$—	$5,972
Income (loss) attributable to common shareholders [5]	$(310,557)	$70,589	$224,785	$32,662	$(5,296)	$1,048,630
Income (loss) per common share, basic	$(20.46)	$4.67	$14.93	$2.18	$(0.35)	$11.91
Income (loss) per common share, diluted	$(20.46)	$4.67	$14.70	$2.17	$(0.35)	$8.50
Weighted-average shares outstanding:
Basic	15,176	15,110	15,059	14,996	14,992	88,013
Diluted	15,176	15,126	15,292	15,063	14,992	124,087
Dividends declared per share	$—	$—	$—	$—	$—	$—

Cash provided by operating activities	$221,778	$320,194	$272,132	$81,710	$30,774	$30,247
Cash paid for capital expenditures	$168,565	$362,743	$430,592	$115,687	$4,812	$15,359

Total sales volume (MBOE)	8,887	10,121	7,944	3,779	1,039	3,346

	December 31,					September 12,
	2020	2019	2018	2017	2016	2016
Balance Sheet and Other Data:
Property and equipment, net	$723,549	$1,120,425	$927,994	$529,059	$247,473	$253,510
Total assets	$907,326	$1,218,238	$1,068,954	$629,597	$291,686	$333,974
Long-term debt, net	$509,497	$555,028	$511,375	$265,267	$25,000	$75,350
Shareholders’ equity	$212,838	$520,745	$447,355	$221,639	$185,548	$190,895

Actual shares outstanding at period-end	15,200	15,136	15,081	15,019	14,992	14,992
Proved reserves as of December 31, (MMBOE)	126	133	123	73	49	N/A
_____________________________________________
1    Upon our emergence from bankruptcy, we adopted and applied fresh start accounting. Accordingly, our financial statements for periods after September 12, 2016 are not comparable to those prior to that date. Financial information for the periods up to and including September 12, 2016 are referred to herein as those of the “Predecessor” while those beginning on September 13, 2016 and all periods thereafter are referenced as those of the “Successor.”
2    Revenues for the years ended after December 31, 2017 reflect the application of Accounting Standards Codification, or ASC, Topic 606, Revenues from Contracts with Customers, or ASC Topic 606. The adoption of ASC Topic 606 impacts the presentation and comparability of NGL product revenues between the years beginning after December 31, 2017 with those years ending on that date and all prior periods. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
3    Operating income (loss) for the year ended December 31, 2020 reflects the application of Accounting Standards Update, or ASU, No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The adoption of ASU 2016-13 impacts the presentation and comparability of Other revenues, net between the year ended December 31, 2020 with all prior periods. Operating income (loss) for the year ended December 31, 2019 reflects the application of ASC Topic 842, Leases, or ASC Topic 842. The adoption of ASC Topic 842 impacts the presentation and comparability of lease expense between the years ended December 31, 2020 and 2019 with all prior periods. See “Presentation of Financial Information and Changes in Accounting Principles” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 5 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
4    Includes impairments of our oil and gas properties of $391.8 million for the year ended December 31, 2020.
5    Net income (loss) and Income (loss) attributable to common shareholders for the year ended December 31, 2018 and the period of January 1 through September 12, 2016 includes reorganization items resulting in income attributable to our bankruptcy proceedings of $3.3 million and $1.1 billion, respectively.

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure and the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. Certain statistics for years ended December 31, 2019 and 2018 have been reclassified to conform to the 2020 presentation.
 Overview and Executive Summary
We are an independent oil and gas company focused on the onshore exploration, development and production of crude oil, NGLs and natural gas. Our current operations consist of drilling unconventional horizontal development wells and operating our producing wells in Gonzales, Lavaca, Fayette and DeWitt Counties in South Texas.
Industry Environment and Recent Operating and Financial Highlights
Commodity Price and Other Economic Conditions
The global public health crisis associated with the novel coronavirus, or COVID-19, has, and is anticipated to continue to have, an adverse effect on the global economy, which may be prolonged, and has resulted in travel restrictions, business closures, limitations to person-to-person contact and the institution of quarantining and other restrictions on movement in many communities. These restrictions resulted in a dramatic decline in the demand for energy in 2020, which directly impacted our industry and the Company. In addition, global crude oil prices experienced significant decline since the beginning of 2020 as a result of the dual impact of demand deterioration and market oversupply caused by disagreements between the Organization of the Petroleum Exporting Countries, or OPEC, and Russia, together with OPEC, collectively OPEC+, with respect to production curtailments. OPEC+ ultimately agreed to specified reductions in production in the Spring of 2020 which, for the most part, held for the remainder of the year and were supplemented by additional voluntary downward adjustments, led primarily by Saudi Arabia. Collectively these curtailments have contributed to a relative stabilization of commodity prices and rebalancing of the global crude oil markets by the end of 2020.
Notwithstanding the relative improvement in global market stability, as a result of several factors including rising infection rates at the beginning of 2021, mutating strains of the virus, the return of stricter lockdown measures and logistical challenges in vaccine distribution, among others, a return to pre-COVID 19 levels of economic activity remain uncertain in their magnitude and eventual timing. Nonetheless, OPEC+ indicated in their January 2021 meeting a commitment to gradually return limited production to the market with the pace being determined by market conditions. An additional meeting is scheduled for early March of 2021 to monitor conditions and progress.
A significant decline in domestic drilling by U.S. producers began in mid-March 2020 and continued through most of the second half of the year. The overall economic decline had an adverse impact on the entire industry, but particularly on smaller upstream producers with limited financial resources as well as oilfield service companies. While a modest recovery in activity began in the fourth quarter of 2020, including a resumption of our own drilling program, domestic supply and demand imbalances continue to stress the market which is further exacerbated by capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region.
While there exists encouraging signs for continued recovery due to the aforementioned vaccine development as well as a commitment by the new U.S. Administration to prioritize economic relief efforts, the relative success of such efforts is difficult to predict with respect to timing and the resulting economic impact. Accordingly, the combined effect of the global and domestic factors discussed herein is anticipated to continue to contribute to overall volatility within the industry generally and to our operations specifically.
The combined effect of COVID-19 and the continuing energy industry instability has led to significant volatility in NYMEX WTI crude oil prices throughout 2020 and into 2021. In the beginning of January 2020, prices were approximately $62 per barrel and ended the year at approximately $48 per barrel for a decrease of approximately 23 percent. Prices have continued to rise and since the beginning of 2021 have ranged from approximately $47 to $66 per barrel through March 5, 2021. Despite this recovery, overall crude oil pricing will remain subject to significant volatility consistent with the global and domestic factors discussed above.

During 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position and liquidity. The more significant actions that we took during that time included: (i) temporarily suspending our drilling program from April through September 30, 2020, (ii) curtailing production through selected well shut-ins for a period of several weeks in April and May, (iii) securing additional crude oil storage capacity, (iv) substantially expanding the scope and range of our commodity derivatives portfolio, (v) utilizing certain provisions of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and related regulations, the most significant of which resulted in the receipt in June 2020 of an accelerated refund of our remaining refundable alternative minimum tax, or AMT, credit carryforwards in the amount of $2.5 million and (vi) eliminating annual cost-of-living and similar adjustments to our salaries and wages for 2020, and a limited RIF during the third quarter of 2020.
These actions are described in greater detail in the discussions for Key Developments that follow as well as Notes 2, 6, 10 and 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Capital Expenditures and Development Progress
We temporarily suspended our drilling program from April through September 2020. During that period, we selectively completed and turned our remaining eight gross (7.6 net) wells to sales that were drilled prior to the program suspension. As a result of a modest improvement in commodity prices relative to the first half of 2020, we resumed a limited drilling program in October 2020 with one rig and expanded to two rigs later in November 2020 continuing into 2021.
During 2020, we incurred capital expenditures of approximately $130.6 million with 96 percent directed to drilling and completion projects through which a total of 23 gross (20.6 net) wells were drilled, completed and turned to sales.
Sequential Quarterly Analysis
The following summarizes our key operating and financial highlights for the three months ended December 31, 2020 with comparison to the three months ended September 30, 2020 as presented in the table that follows. The year-over-year highlights for 2020 and 2019 are addressed in further detail in the discussions for Financial Condition and Results of Operations that follow.
•Daily sales volume decreased approximately 12 percent to 21,502 BOEPD, from 24,295 BOEPD due primarily to the effect of natural well declines in the absence of an active drilling program that did not resume until October of 2020 as well as the impact of turning only two gross (2.0 net) wells to sales during the fourth quarter of 2020 as compared to five gross (4.8 net) wells during the third quarter of 2020. Total sales volume declined approximately 12 percent to 1,978 MBOE from 2,235 MBOE due to the aforementioned natural well declines and drilling program timing. While overall sales volume declined, the percentage of crude oil volume sold increased to 78 percent from 76 percent during the fourth quarter of 2020.
•Product revenues decreased three percent to $66.5 million from $68.6 million due primarily to nine percent lower crude oil volume, or $5.7 million, partially offset by six percent higher crude oil prices, or $3.5 million. NGL revenues declined six percent due to 19 percent lower volume, or $0.6 million, partially offset by 16 percent higher prices, or $0.4 million. Natural gas revenues increased 10 percent due to a 36 percent increase in pricing, or $0.8 million, partially offset by a 19 percent decrease in volume, or $0.5 million.
•Production and lifting costs (consisting of LOE and GPT) increased on an absolute and per unit basis to $14.8 million and $7.49 per BOE from $14.0 million and $6.28 per BOE due primarily to higher preventive and other previously deferred maintenance and workover costs, higher environmental compliance costs as well as higher crude oil storage costs partially offset by lower volumetric and variable-based costs attributable to the overall lower sales volume.
•Production and ad valorem taxes decreased on an absolute and per unit basis to $3.5 million and $1.75 per BOE from $4.4 million and $1.95 per BOE, respectively, due primarily to the effect of substantially lower estimated valuations for ad valorem tax assessments as well as the effect of overall lower product revenues.
•G&A expenses increased on an absolute and per unit basis to $10.0 million and $5.05 per BOE from $8.6 million and $3.84 per BOE, respectively, due primarily to higher costs incurred in connection with the Juniper Transaction.
•Our DD&A, decreased on an absolute and per unit basis to $25.8 million and $13.03 per BOE from $37.0 million and $16.57 per BOE due primarily to higher reserve quantity estimates and, to a lesser extent, the reduction to costs attributable to the impairment recorded during the third quarter of 2020.
•In the fourth quarter of 2020, we recorded an impairment of our oil and gas properties of $120.3 million as the unamortized cost of our oil and gas properties, net of deferred income taxes, exceeded the sum of discounted future net revenues from proved properties adjusted for costs excluded from amortization and related income taxes, or the Ceiling Test. The impairment is primarily attributable to a decline in the trailing twelve-month average prices of crude oil, NGLs and natural gas. We recorded an impairment of $236.0 million as a result of similar conditions in the third quarter of 2020.
•Due to the combined impact of the matters noted in the bullets above, we incurred an operating loss of $107.4 million in the fourth quarter of 2020 compared to $230.6 million in the third quarter of 2020.

The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	(in thousands except per unit measurements, sales volume, wells and reserves)
	Three Months Ended
	December 31,	September 30,	Year Ended December 31,
	2020	2020	2020	2019	2018
Total sales volume (MBOE) [1]	1,978	2,235	8,887	10,121	7,944
Average daily sales volume (BOEPD) [1]	21,502	24,295	24,281	27,730	21,765
Crude oil sales volume (MBbl) [1]	1,538	1,691	6,829	7,453	6,077
Crude oil sold as a percent of total [1]	78%	76%	77%	74%	76%
Product revenues	$66,491	$68,614	$270,792	$469,035	$439,530
Crude oil revenues	$61,009	$63,227	$251,741	$434,713	$402,485
Crude oil revenues as a percent of total	92%	92%	93%	93%	92%
Realized prices:
Crude oil ($ per Bbl)	$39.66	$37.39	$36.86	$58.33	$66.23
NGL ($ per Bbl)	$10.71	$9.20	$7.68	$11.13	$20.99
Natural gas ($ per Mcf)	$2.45	$1.80	$1.88	$2.51	$3.08
Aggregate ($ per BOE)	$33.61	$30.70	$30.47	$46.34	$55.33
Prices, adjusted for derivatives:
Crude oil ($ per Bbl)	$48.84	$48.28	$50.55	$56.92	$73.21
Natural gas ($ per Mcf)	$1.95	$1.88	$1.88	$2.51	$3.08
Aggregate ($ per BOE)	$40.46	$38.99	$40.98	$45.30	$60.67
Production and lifting costs ($ per BOE):
Lease operating	$4.83	$3.70	$4.22	$4.26	$4.52
Gathering, processing and transportation	$2.66	$2.58	$2.48	$2.29	$2.34
Production and ad valorem taxes ($ per BOE)	$1.75	$1.95	$1.87	$2.77	$2.96
General and administrative ($ per BOE) [2]	$5.05	$3.84	$3.80	$2.52	$3.28
Depreciation, depletion and amortization ($ per BOE)	$13.03	$16.57	$15.83	$17.25	$16.11
Capital expenditure program costs [3]	$32,627	$8,042	$130,608	$355,851	$418,951
Cash provided by operating activities [4]	$32,055	$60,828	$221,778	$320,194	$272,132
Cash paid for capital expenditures [5]	$29,535	$26,183	$168,565	$362,743	$430,592
Cash and cash equivalents at end of period	$13,020	$20,516	$13,020	$7,798	$17,864
Debt outstanding, net of discount and issue costs, at end of period [6]	$509,497	$518,858	$509,497	$555,028	$511,375
Credit available under credit facility at end of period [7]	$35,200	$50,200	$35,200	$137,200	$128,600
Net development wells drilled and completed	2.0	4.8	20.6	43.3	45.5
Proved reserves at the end of the period (MMBOE)	126	N/A	126	133	123
_____________________________________________
1    All volumetric statistics presented above represent volumes of commodity production that were sold during the periods presented. Volumes of crude oil physically produced in excess of volumes sold are placed in temporary storage to be sold in subsequent periods.
2    Includes combined amounts of $1.93 and $1.20 per BOE for the three months ended December 31, 2020 and September 30, 2020, respectively, and $1.09, $0.48 and $1.11 per BOE for the years ended December 31, 2020, 2019 and 2018, respectively, attributable to share-based compensation and significant special charges, comprised of organizational restructuring and acquisition, divestiture and strategic transaction costs, including costs attributable to the Juniper Transaction during the 2020 periods, as described in the discussion of “Results of Operations - General and Administrative” that follows.
3    Includes amounts accrued and excludes capitalized interest and capitalized labor.
4    Includes net cash received for derivative settlements and premiums (paid) received, net of $12.8 million and $6.4 million for the three months ended December 31, 2020 and September 30, 2020, respectively, and net cash received (paid) for derivative settlements of $78.1 million, $(4.1) million and $(48.3) million for the years ended December 31, 2020, 2019 and 2018, respectively. Reflects changes in operating assets and liabilities of $(12.9) million and $17.8 million for the three months ended December 31, 2020 and September 30, 2020, respectively, and $4.1 million, $0.2 million and $(2.8) million for the years ended December 31, 2020, 2019 and 2018, respectively.
5     Represents actual cash paid for capital expenditures including capitalized interest and capitalized labor.
6     Represents amounts net of unamortized discount and deferred issue costs of $4.9 million, $5.5 million $7.4 million and $9.6 million as of December 31, 2020, September 30, 2020, December 31, 2019 and December 31, 2018, respectively.
7     The borrowing base under the Credit Facility was $375 million as December 31, 2020 with availability further limited to a maximum of $350 million.

Key Developments
The following general business developments had or may have a significant impact on our results of operations, financial position and cash flows:
Strategic Investment by Juniper
In January 2021, we consummated the previously announced Juniper Transactions whereby affiliates of Juniper contributed $150 million in cash and certain oil and gas assets in Lavaca and Fayette Counties in Texas in exchange for a combination of shares of Series A Preferred Stock of the Company and Common Units of a wholly owned subsidiary. The Juniper Transactions, which were effectuated through an up-C structure, represent a change in control of the Company whereby Juniper now controls approximately 60 percent of the economic and voting interests of the Company. We incurred a total of $18.5 million in transaction and securities issuance costs associated with the Juniper Transactions including $5.0 million in 2020 as well as an additional $13.5 million in January 2021. For additional information regarding the Juniper Transactions, see Part I, Item 1, “Business” and Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Amendments to Credit Facility and Affirmation of Borrowing Base
In January 2021, we entered into the Ninth Amendment permitting the Juniper Transactions and affirming our borrowing base at $375 million with borrowings limited to a maximum of $350 million. In addition, the Ninth Amendment provides for: (i) certain minimum hedging conditions, which were initially satisfied in February 2021, allowing for a borrowing base holiday until Fall 2021 assuming we continue to satisfy the conditions, (ii) introduces a first lien leverage ratio covenant of 2.50 times, tested quarterly and (iii) permits amortization payments of up to $1.875 million per quarter to be made under the Second Lien Facility until January 2022 if no default exists both before and after giving effect to the payments and thereafter using available free cash flow upon the satisfaction of certain conditions (including maintaining a leverage ratio of 2.00 to 1.00 and availability of at least 25% under the Credit Facility after giving pro forma effect to the payment). For additional information regarding the Ninth Amendment see the discussion of Financial Condition that follows and Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” Concurrent with the Ninth Amendment, we paid down $80.5 million of outstanding borrowings under the Credit Facility plus accrued interest of $0.1 million which was funded with the proceeds from the Juniper Transaction. We incurred and capitalized $0.4 million of issue and other costs associated with the Ninth Amendment in January 2021.
Amendment to the Second Lien Facility
On November 2, 2020, we entered into the Second Lien Amendment which became effective upon the Closing of the Juniper Transactions. The Second Lien Amendment (1) extends the maturity date of the Second Lien Facility to September 29, 2024, (2) increases the margin applicable to advances under the Second Lien Facility as further described below; (3) impose certain limitations on capital expenditures, acquisitions and investments if the Asset Coverage Ratio (as defined therein) at the end of any fiscal quarter is less than 1.25 to 1.00 and (4) requires maximum and, in certain circumstances as described therein, minimum hedging arrangements.
Under the Second Lien Amendment, the Company is required to make quarterly amortization payments equal to $1,875,000 and outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 8.25% or (b) a customary London interbank offered rate plus an applicable margin of 7.25%; provided that the applicable margin will increase to 9.25% and 8.25% respectively during any quarter in which the quarterly amortization payment is not made.
We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to Eurodollar loans): from January 15, 2021 through January 14, 2022, 102% of the amount being prepaid, from January 15, 2022 through January 14, 2023, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: from January 15, 2021 through January 14, 2023, 102% of the amount being prepaid, from January 15, 2023 through January 14, 2024, 101% of the amount being prepaid; and thereafter, no premium.
Additionally, on the Closing Date, we entered into the Omnibus Amendment to the Second Lien Facility (the “Omnibus Amendment”) to, among other things, effectuate the release of the Company from its guarantee of the obligations of the Borrower and its grant of a security interest in its assets.

Additional restrictions and other qualifications associated with the Second Lien Facility, as amended by the Second Lien Amendment and the Omnibus Amendment, or the Amended Second Lien Facility, are described in the discussion of Financial Condition that follows and Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” We paid down $50.0 million of outstanding loans under the Amended Second Lien Facility plus accrued interest of $0.2 million attributable to lenders and $1.3 million including accrued interest to a non-consenting lender in January 2021 which was funded with the proceeds from the Juniper Transaction. We incurred and capitalized $1.4 million of issue and other costs and wrote-off $1.3 million of unamortized issuance costs in connection with the Second Lien Amendment in January 2021.
Development Plans and Production
In October 2020, we resumed a limited drilling and completion program on a pad-to-pad basis and are currently drilling with two operated rigs. During December 2020, we made prepayments of $13.6 million for drilling and completion materials and services securing locked in rates or discounts in advance of the program for the first quarter of 2021.
We completed and turned two gross (2.0 net) and 23 gross (20.6 net) wells to sales during the quarter and year ended December 31, 2020, respectively. Subsequent to December 31, 2020, we turned an additional five gross (4.5 net) wells to sales through March 5, 2021. As of March 5, 2021, three gross (2.8 net) wells were completing and nine gross (7.1 net) wells were in progress.
Total sales volume for the quarter and year ended December 31, 2020 was 1,978 MBOE and 8,887 MBOE, or 21,502 and 24,281 BOEPD, with approximately 78 percent and 77 percent, or 1,538 MBbls and 6,829 MBbls, of sales volume from crude oil, 12 and 13 percent from NGLs and 10 percent for both periods each from natural gas, respectively.
As of March 5, 2021, we had approximately 102,100 gross (90,100 net) acres in the Eagle Ford, net of expirations. Approximately 92 percent of our acreage is held by production and substantially all is operated by us.
Executive Transition
In August 2020, we appointed Darrin Henke our new president and chief executive officer, or CEO, and director following the retirement of John Brooks. We incurred incremental G&A costs, in connection with Mr. Henke’s appointment and Mr. Brooks’ separation as described in the discussion for Results of Operations that follow.
On January 15, 2021, we announced the departure of Benjamin A. Mathis, Senior Vice President, Operations & Engineering, effective January 4, 2021. Separately, we also announced the appointment of Julia Gwaltney as Senior Vice President, Development, effective January 5, 2021.
In connection with the Juniper Transactions, five new members were appointed to our Board of Directors including: (i) Edward Geiser - Managing Partner of Juniper Capital, (ii) Kevin Cumming - Partner of Juniper Capital, (iii) Tim Gray - General Counsel and Chief Compliance Officer of Juniper Capital, (iv) Joshua Schmidt - Managing Director of Juniper Capital and (v) Temitope Ogunyomi - Director of Juniper Capital.
Actions to Address the Economic Impact of COVID-19 and Industry Decline
During 2020, we initiated and pursued several actions to mitigate the adverse economic conditions and to support our financial position, liquidity and the efficient continuity of our operations as follows:
Drilling Program. We suspended our drilling program beginning in April 2020 through September 2020. See Note 14 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.
Production Curtailment. In April 2020, we shut-in production on selected wells for a period of several weeks extending through mid-May 2020.
Crude Oil Storage. We secured supplemental storage capacity for our crude oil production primarily on a month-to-month basis. See Note 14 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.
Derivatives. We substantially expanded the scope and range of our commodity derivatives portfolio during the early stages of the domestic COVID-19 health crisis. For the year ended December 31, 2020, we received $80.3 million in net cash proceeds from settlements, net of premiums, of our commodity derivatives. A portion of these proceeds were received in the second and third quarters of 2020 from contracts that were either restructured or put into place early in March and April of 2020.
Federal Relief. We utilized a number of liquidity and income tax measures made available under the CARES Act and related regulations, the most significant of which was the application for an accelerated refund of our remaining alternative minimum tax, or AMT, credits of $2.5 million, which was received in June 2020, that would have otherwise been payable to us over the next two years.
Working Capital. We are continuing our increased diligence in collecting and managing our portfolio of joint venture receivables.

Cost Containment. We eliminated annual cost-of-living and similar adjustments to our salaries and wages for 2020, and in July 2020, we completed a limited RIF. We incurred and paid employee termination and severance benefits in connection with the limited RIF and those costs have been included in G&A. In addition, we implemented protocols and systems, designed to keep our employees safe and our operations at desired capacity during the COVID-19 pandemic.
Commodity Hedging Program
As of February 25, 2021, we have hedged a portion of our estimated future crude oil, natural gas and ethane production through the first half of 2023. The following table, inclusive of January and February 2021 production months, summarizes our hedge positions for the periods presented:

	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023
NYMEX WTI Crude Swaps
Average Volume Per Day (barrels)	3,889	3,297	815	815
Weighted Average Swap Price ($/barrel)	$54.38	$55.89	$45.54	45.54

NYMEX WTI Crude Collars
Average Volume Per Day (barrels)	10,278	12,088	10,870	8,152	5,417	4,533	4,484	4,484	2,917	2,855
Weighted Average Purchased Put Price ($/barrel)	$40.92	$43.82	$41.80	$40.40	$40.00	$40.00	$40.00	$40.00	$40.00	$40.00
Weighted Average Sold Call ($/barrel)	$46.51	$54.67	$56.09	$52.10	$53.49	$52.47	$52.47	$52.47	$50.00	$50.00

NYMEX WTI Purchased Puts
Average Volume Per Day (barrels)	1,667
Weighted Average Purchased Put Price ($/barrel)	$55.00

NYMEX WTI Sold Puts
Average Volume Per Day (barrels)	556	4,945	5,707	5,707
Weighted Average Sold Put ($/barrel)	$26.50	$29.83	$35.14	35.14

MEH-NYMEX WTI Crude Basis Swaps
Average Volume Per Day (barrels)	8,889
Weighted Average Swap Price ($/barrel)	$1.16

NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (barrels)	16,111	18,132	17,935	17,935
Weighted Average Swap Price ($/barrel)	$(0.11)	$0.17	$0.17	$0.17

NYMEX HH Collars
Average Volume Per Day (MMBtus)	10,000	9,890	9,783	9,783
Weighted Average Purchased Put Price ($/MMBtu)	$2.607	$2.607	$2.607	$2.607
Weighted Average Sold Call ($/MMBtu)	$3.117	$3.117	$3.117	$3.117

NYMEX HH Sold Puts
Average Volume Per Day (MMBtus)	6,667	6,593	6,522	6,522
Weighted Average Sold Put Strike ($/MMBtu)	$2.000	$2.000	$2.000	$2.000

OPIS Mt Belv Ethane Swaps
Average Volume per Day (Gallons)		36,264	35,870
Weighted Average Fixed Price ($/Gal)		$0.2263	$0.2288

Financial Condition
Liquidity
Our primary sources of liquidity include cash on hand, cash provided by operating activities and borrowings under the Credit Facility. The Credit Facility provides us with up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is $375 million with availability further limited to a maximum of $350 million. As of March 5, 2021, we had $120.7 million of availability under the Credit Facility.
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
Capital Resources
Under our 2021 capital program, we anticipate capital expenditures, excluding acquisitions, of up to $240 million with approximately 98 percent of capital being directed to drilling and completions. We plan to fund our 2021 capital program and our operations for the next twelve months primarily with cash on hand, cash from operating activities, including net receipts from derivative settlements and, to the extent necessary, supplemental borrowings under the Credit Facility. Based upon current price and production expectations for 2021, we believe that our cash from operating activities and borrowings under our Credit Facility, as necessary, will be sufficient to fund our capital spending and operations for at least the next twelve months; however, future cash flows are subject to a number of variables and the length and magnitude of the current global economic slowdown associated with the COVID-19 pandemic and related instability in the global energy markets.
For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.
Cash on Hand and Cash From Operating Activities. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During 2020, we repaid $48 million, net of borrowings, under the Credit Facility, including repayments of $10 million during the quarter ended December 31, 2020. We also repaid $80.5 million in January 2021 concurrent with the Ninth Amendment and an additional $5 million in February 2021. For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended December 31, 2020	$314,400	$315,270	$324,400	3.40%
Year ended December 31, 2020	$314,400	$353,665	$399,400	3.55%
Proceeds from Sales of Assets. We continually evaluate potential sales of assets, including certain non-strategic oil and gas properties and undeveloped acreage, among others. For additional information and an analysis of our historical proceeds from sales of assets, see the “Cash Flows” discussion that follows.
Capital Markets Transactions. From time-to-time and under market conditions that we believe are favorable to us, we may consider capital market transactions, including the offering of debt and equity securities. We maintain an effective shelf registration statement to allow for optionality. As more fully described in Part I, Item 1. “Business,” the discussion of Key Developments previously and Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” the Juniper Transaction resulted in the issuance of Series A Preferred Stock and the Common Units in January 2021.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities
Operating cash flows, net of working capital changes	$171,502	$356,321
Crude oil derivative settlements and premiums received (paid), net	80,329	(4,136)
Natural gas settlements paid, net	(32)	—
Interest rate swap settlements paid, net	(2,210)	—
Interest payments, net of amounts capitalized	(27,333)	(32,398)
Income tax refunds	2,471	2,471
Organizational restructuring costs, including severance benefits, paid	(1,446)	—
Strategic transaction costs paid	(1,503)	(2,064)
Net cash provided by operating activities	221,778	320,194
Cash flows from investing activities
Acquisitions, net	—	(6,516)
Capital expenditures	(168,565)	(362,743)
Proceeds from sales of assets, net	87	215
Net cash used in investing activities	(168,478)	(369,044)
Cash flows from financing activities
Proceeds (repayments) under credit facility, net	(48,000)	41,400
Debt issuance costs paid	(78)	(2,616)
Net cash provided by financing activities	(48,078)	38,784
Net increase (decrease) in cash and cash equivalents	$5,222	$(10,066)
Cash Flows from Operating Activities. The decrease of $98.4 million in net cash from operating activities for 2020 compared to 2019 was primarily attributable to the substantial decline in commodity prices resulting from the adverse impact of COVID-19 on the global economy and general instability in the global energy markets as well as the effect of 12 percent lower total sales volume, each of which substantially decreased our realized product revenues. In addition, in 2020 we incurred and paid costs for organizational restructuring activities, including severance benefits. These adverse impacts on cash provided by operating activities were partially offset by: (i) substantially higher receipts from our crude oil derivatives settlements, net of premiums during 2020, (ii) lower interest payments, net of interest rate swap settlements, due to substantially lower weighted-average variable rates despite higher outstanding borrowings in 2020, (iii) lower strategic transaction costs paid in 2020 as compared to similar costs paid in 2019, (v) the beneficial impact in 2020 of cost containment efforts in both our operations and administrative functions including lower discretionary maintenance, lower contract labor and cost deferrals consistent with lower levels of business activity, the elimination of cost-of-living and similar adjustments to our salaries and wages and reduced employee headcount and (vi) improved working capital management.
Cash Flows from Investing Activities. As illustrated in the tables below, our cash payments for capital expenditures were significantly lower during 2020 as compared to 2019, due primarily to the suspension of the drilling program for a substantial portion of 2020, partially offset by prepayments of $13.6 million in December 2020 for certain tubular and well materials and drilling and completion materials and services to lock in prices and secure discounts in advance of the program for the first quarter of 2021. The cash payments for capital expenditures for 2019 also reflect refunds of $3.8 million received for sales and use taxes that were applicable to capital expenditures in prior years. In 2019, we paid our joint working interest partners $6.5 million for the acquisition of working interests in certain properties for which we are the operator. In addition, we received insignificant proceeds from the sale of scrap tubular and well materials in both years.

The following table sets forth costs related to our capital expenditure program for the periods presented:

	Year Ended
	December 31,
	2020	2019
Drilling and completion	$125,626	$344,542
Lease acquisitions and other land-related costs	3,447	3,433
Geological, geophysical (seismic) and delay rental costs	342	363
Pipeline, gathering facilities and other equipment, net	1,193	7,513
	$130,608	$355,851
The following table reconciles the total costs of our capital expenditure program with the net cash paid for capital expenditures as reported in our Consolidated Statements of Cash Flows for the periods presented:

	Year Ended
	December 31,
	2020	2019
Total capital expenditures program costs (from above)	$130,608	$355,851
Decrease in accrued capitalized costs	18,671	3,602
Less:
Transfers from tubular inventory and well materials	(8,057)	(10,971)
Sales & use tax refunds received and applied to property accounts	—	(3,816)
Other, net	—	(115)
Add:
Prepayments for drilling and completion materials and services	13,608	—
Tubular inventory and well materials purchased in advance of drilling	8,924	9,967
Capitalized internal labor	2,067	4,089
Capitalized interest	2,744	4,136
Total cash paid for capital expenditures	$168,565	$362,743
Cash Flows from Financing Activities. During 2020, we had borrowings of $51.0 million and made repayments of $99.0 million under the Credit Facility while 2019 included borrowings of $76.4 million and repayments of $35.0 million. The borrowings were utilized to fund a portion of our capital program in both years as well as the aforementioned acquisition of working interests in 2019. We also paid $0.1 million and $2.6 million of debt issue costs in 2020 and 2019, respectively, in connection with amendments to the Credit Facility.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	December 31,
	2020	2019
Credit Facility borrowings	$314,400	$362,400
Second Lien Facility term loans, net of original issue discount and issuance costs	195,097	192,628
Total debt	509,497	555,028
Shareholders’ equity	212,838	520,745
Total capitalization	$722,335	$1,075,773
Debt as a % of total capitalization	71%	52%
Credit Facility. The Credit Facility provides for a $1.0 billion revolving commitment and a $375 million borrowing base including a $25 million sublimit for the issuance of letters of credit. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base; however, outstanding borrowings under the Credit Facility are limited to a maximum of $350 million until at least the next redetermination of the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. Certain minimum hedging and other conditions included in the Ninth Amendment were initially satisfied in February 2021 which allow for a borrowing base holiday until Fall 2021 assuming we continue to satisfy the conditions. The Credit Facility is available to us for general corporate purposes, including working capital. The Credit Facility is scheduled to mature in May 2024. We had $0.4 million in letters of credit outstanding as of December 31, 2020 and 2019.

The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) a Eurodollar rate, including LIBOR through 2021, plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days. As of December 31, 2020, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 3.40%. Unused commitment fees are charged at a rate of 0.50%.
The Credit Facility is guaranteed by the Partnership and all of its subsidiaries (excluding the borrower subsidiary), or the Guarantor Subsidiaries. The guarantees under the Credit Facility are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. There are no significant restrictions on the ability of the borrower or of any of the Guarantor Subsidiaries to obtain funds through dividends, advances or loans. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our subsidiaries’ assets.
Second Lien Facility. In accordance with the Second Lien Amendment, the maturity date of the Second Lien Facility was extended to September 29, 2024.
The Company is required to make quarterly amortization payments of $1.875 million and outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 8.25% or (b) a Eurodollar rate, including LIBOR through 2021, with a floor of 1.00%, plus an applicable margin of 7.25%; provided that the applicable margin will increase to 9.25% and 8.25%, respectively, during any quarter in which the quarterly amortization payment is not made. As of December 31, 2020, the actual interest rate of outstanding borrowings under the Second Lien Facility was 8.00%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one or three months (including in three month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year. We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to Eurodollar loans): from January 15, 2021 through January 14, 2022, 102% of the amount being prepaid, from January 15, 2022 through January 14, 2023, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: from January 15, 2021 through January 14, 2023, 102% of the amount being prepaid, from January 15, 2023 through January 14, 2024, 101% of the amount being prepaid; and thereafter, no premium.
The Second Lien Facility is collateralized by substantially all of our subsidiaries’ assets with lien priority subordinated to the liens securing the Credit Facility. The obligations under the Second Lien Facility are guaranteed by the Partnership and the Guarantor Subsidiaries.
Covenant Compliance. The Credit Facility requires us to maintain (1) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset) of 1.00 to 1.00, (2) a maximum leverage ratio (consolidated indebtedness to EBITDAX, each as defined in the Credit Facility), in each case measured as of the last day of each fiscal quarter of 3.50 to 1.00. and (3) a maximum first lien leverage ratio (consolidated secured indebtedness to adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses, both as defined in the Credit Facility), measured as of the last day of each fiscal quarter, of 2.50 to 1.00.
The Credit Facility and Second Lien Facility also contain affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), limitations on capital expenditures, investments, the incurrence of liens and indebtedness, merger, consolidation or sale of assets, payment of dividends, and transactions with affiliates and other customary covenants. In addition, the Credit Facility contains certain anti-cash hoarding provisions, including the requirement to repay outstanding loans and cash collateralize outstanding letters of credit on a weekly basis in the amount of any cash on the balance sheet (subject to certain exceptions) in excess of $25 million.
The Credit Facility and Second Lien Facility contain customary events of default and remedies. If we do not comply with the financial and other covenants in the Credit Facility and Second Lien Facility, as applicable, the lenders thereto may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility and Second Lien Facility.
As of December 31, 2020, we were in compliance with all of the covenants under the Credit Facility and the Second Lien Facility.

Results of Operations
Presentation of Financial Information and Changes in Accounting Principles
Adoption of New Accounting Standards
As discussed in further detail in Notes 2, 5 and 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” we have adopted two accounting standards that impact the comparability of our financial statements: Financial Accounting Standards Board’s, or FASB, Accounting Standards Update, or ASU, Measurement of Credit Losses on Financial Instruments, or ASU 2016–13, effective January 1, 2020 and ASC Topic 842, Leases, or ASC Topic 842, effective January 1, 2019. We adopted ASU 2016–13 utilizing the optional cumulative effect transition approach. As a result of the adoption of ASU 2016–13, certain amounts included in the caption Other revenues, net are not comparable between the 2020 and 2019 presentations; however, we do not believe that such differences are material. The adoption of ASC Topic 842 impacts the presentation and comparability of (i) Lease operating, or LOE, expense and (ii) General and administrative, or G&A, expenses. We adopted ASC Topic 842 utilizing the cumulative effect transition method effective January 1, 2019. Accordingly, our LOE and G&A expenses for the years ended December 31, 2020 and 2019 are not comparable to the 2018 presentation of these items. Our discussion and analysis of these items in the Results of Operations that follow address the effects of changes directly attributable to the adoption of ASU 2016–13 and ASC Topic 842.
Sales Volume
The following tables set forth a summary of our total and average daily sales volumes by product and geographic region for the periods presented:

	Total Sales Volume [1]
	Year Ended December 31,
	2020	2019	2018
Crude oil (MBbl)	6,829	7,453	6,077
NGLs (MBbl)	1,165	1,491	1,004
Natural gas (MMcf)	5,360	7,067	5,181
Total (MBOE)	8,887	10,121	7,944
Year-over-year variances (MBOE)		(1,234)	2,177
% Changes		(12)%	27%
	Average Daily Sales Volume [1]
	Year Ended December 31,
	2020	2019	2018
Crude oil (Bbl per day)	18,658	20,418	16,650
NGLs (Bbl per day)	3,182	4,085	2,750
Natural gas (MMcf per day)	15	19	14
Total (BOEPD)	24,281	27,730	21,765
Year-over-year variances (MBOE)		(3,449)	5,965
% Changes		(12)%	27%

	Total Sales Volume by Region [1]
	Year Ended December 31,
	2020	2019	2018
South Texas	8,887	10,121	7,780
Mid-Continent [2]	—	—	165
Total (MBOE)	8,887	10,121	7,944
Year-over-year variances (MBOE)		(1,234)	2,177
% Changes		(12)%	27%
	Average Daily Sales Volume by Region [1]
	Year Ended December 31,
	2020	2019	2018
South Texas	24,281	27,730	21,314
Mid-Continent [2]	—	—	451
Total (BOEPD)	24,281	27,730	21,765
Year-over-year variances (MBOE)		(3,449)	5,965
% Changes		(12)%	27%
_____________________________________________
1    All volumetric statistics presented represent volumes of commodity production that were actually sold during the year ended December 31, 2020 as presented. Volumes of crude oil physically produced in excess of volumes sold are placed in temporary storage to be sold in subsequent periods.
2 Mid-Continent operations were sold on July 31, 2018.

2020 vs. 2019. Total sales volume decreased 12 percent during 2020 compared to 2019 due primarily to fewer wells turned to sales in 2020 primarily as a result of the temporary suspension of our 2020 drilling program shortly after the magnitude of the global economic downturn associated with COVID-19 pandemic became evident. While overall sales volume was lower in 2020, crude oil sales volume decreased by only eight percent compared to 2019 due to a shift in development focus that began in the second half of 2019 to the oilier north and eastern portions of our acreage holdings. While both years experienced natural production declines, the effect in 2020 was more significant with the completion of fewer new wells in 2020.
Prior to the temporary suspension in April, we operated three drilling rigs and resumed drilling with one rig beginning in October 2020 and with a second rig in mid-November 2020. This compared to up to three rigs operating consistently during the majority of 2019. During 2020, we turned 23 gross (20.6 net) wells to sales compared to 48 gross (43.3 net) wells during 2019.
Approximately 77 percent of total sales volume during 2020 was attributable to crude oil compared to approximately 74 percent during 2019. The increase in the crude oil composition of total sales volume was due primarily to the aforementioned shift in development plans that began in the second half of 2019 with less emphasis in the southeastern portion of our acreage holdings which have historically higher gas content.
2019 vs. 2018. Total sales volume increased 27 percent during 2019 compared to 2018 due primarily to a greater number of higher working interest wells turned to sales in the fourth quarter of 2018 through December 31, 2019 when compared to the corresponding periods from the fourth quarter of 2017 through December 31, 2018 as well as the effect of a full year of production from the Hunt Acquisition. These increases were partially offset by the effect of the divestiture in July 2018 of our former Mid-Continent operations, as well as natural production declines from our more mature Eagle Ford wells.
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
Approximately 74 percent of total sales volume during 2019 was attributable to crude oil when compared to approximately 76 percent during 2018. The decline in the crude oil composition of total sales volume was due primarily to a higher gas content experienced with certain wells, primarily in the southeastern portion of our acreage holdings.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product and geographic region for the periods presented:

	Total Product Revenues
	Year Ended December 31,
	2020	2019	2018
Crude oil	$251,741	$434,713	$402,485
NGLs	8,948	16,589	21,073
Natural gas	10,103	17,733	15,972
Total	$270,792	$469,035	$439,530
Year-over-year variances		$(198,243)	$29,505
% Changes		(42)%	7%
	Product Revenues per Unit of Volume
	Year Ended December 31,
	2020	2019	2018
Crude oil ($ per barrel)	$36.86	$58.33	$66.23
NGLs ($ per barrel)	$7.68	$11.13	$20.99
Natural gas ($ per Mcf)	$1.88	$2.51	$3.08
Total ($ per BOE)	$30.47	$46.34	$55.33
Year-over-year variances		$(15.87)	$(8.99)
% Changes		(34)%	(16)%

	Product Revenues by Region
	Year Ended December 31,
	2019	2018	2017
South Texas	$270,792	$469,035	$435,599
Divested properties [1]	—	—	3,931
Total	$270,792	$469,035	$439,530
Year-over-year variances		$(198,243)	$29,505
% Changes		(42)%	7%
	Product Revenues per BOE by Region
	Year Ended December 31,
	2019	2018	2017
South Texas	$30.47	$46.34	$55.99
Divested properties [1]	$—	$—	$23.87
Total ($ per BOE)	$30.47	$46.34	$55.33
Year-over-year variances		$(15.87)	$(8.99)
% Changes		(34)%	(16)%
_____________________________________________
1 Mid-Continent operations were sold on July 31, 2018.
The following table provides an analysis of the changes in our revenues for the periods presented:

	Year Ended December 31, 2020 vs.			Year Ended December 31, 2019 vs.
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$(36,390)	$(146,582)	$(182,972)	$91,108	$(58,880)	$32,228
NGLs	(3,630)	(4,011)	(7,641)	10,227	(14,711)	(4,484)
Natural gas	(4,282)	(3,348)	(7,630)	5,815	(4,054)	1,761
	$(44,302)	$(153,941)	$(198,243)	$107,150	$(77,645)	$29,505

2020 vs. 2019. Our product revenues decreased during 2020 compared to 2019 due primarily to 37 percent lower crude oil prices and eight percent lower volume, respectively. NGL revenues declined in 2020 due to 31 percent lower prices and 22 percent lower volume. Lower natural gas revenues were attributable to 25 percent lower pricing and 24 percent lower volume in 2020. Total crude oil revenues were approximately 93 percent of our total product revenues during each of the years ended December 31, 2020 and 2019.
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
Realized Differentials
The following table reconciles our realized price differentials from weighted-average NYMEX-quoted prices for WTI crude oil for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Realized crude oil prices per barrel	$36.86	$58.33	$66.23
Weighted-average WTI prices	39.46	57.04	65.56
Realized differential to WTI per barrel	$(2.60)	$1.29	$0.67
The adverse impact of COVID-19 and instability in the global energy markets exacerbated a declining trend in realized prices that effectively eliminated a premium margin to the NYMEX WTI index price for crude oil in 2020 compared to 2019. Historically, we had realized premiums to NYMEX WTI index pricing as a substantial portion of our crude oil volume was sold based on Light Louisiana Sweet, or LLS, or Magellan East Houston, or MEH, pricing. During 2020, we did not have any crude oil sales based on the LLS index.

Effects of Derivatives
The following table reconciles crude oil revenues to realized prices, as adjusted for realized derivative settlements, for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Crude oil revenues as reported	$251,741	$434,713	$402,485
Realized derivative settlements, net	93,462	(10,501)	42,447
	$345,203	$424,212	$444,932

Crude oil prices per Bbl, as reported	$36.86	$58.33	$66.23
Realized derivative settlements per Bbl	13.69	(1.41)	6.98
	$50.55	$56.92	$73.21

Natural gas revenues, as reported	$10,103	$17,733	$15,972
Realized derivative settlements, net	(32)	—	—
	$10,071	$17,733	$15,972

Natural gas prices per Mcf	$1.88	$2.51	$3.08
Realized derivative settlements per Mcf	—	—	—
	$1.88	$2.51	$3.08
Gain (Loss) on Sales of Assets
We recognize gains and losses on the sale or disposition of assets other than our oil and gas properties upon the completion of the underlying transactions. The following table sets forth the total net gains and losses recognized for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Gain (loss) on sales of assets, net	$18	$5	$(177)
2020, 2019 and 2018. In 2020, 2019 and 2018, we recognized insignificant net gains and losses attributable to the sale or trade of certain support equipment and surplus and scrap tubular inventory and well materials.
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
The following table sets forth the total other revenues, net recognized for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Other revenues, net	$2,458	$2,176	$1,479
2020 vs. 2019. Other revenues, net increased during 2020 from 2019 due primarily to higher water disposal revenues, net of related expenses. The higher water disposal-related net revenues during 2020 is due primarily to $0.8 million of certain unscheduled workover repairs and maintenance costs incurred during the second quarter of 2019 at our water disposal facilities. The overall increase in other revenues, net was partially offset by a decline in marketing fees in 2020 due primarily to lower overall sales volume, commodity prices and related marketing activities. Furthermore, the 2020 period includes credit loss charges of $0.1 million determined in accordance with ASU 2016–13 that are substantially greater in amount and were not comparable to similar charges incurred in 2019 under prior GAAP.
2019 vs. 2018. Other revenues, net increased during 2019 from 2018 due primarily to higher water disposal revenues attributable to higher production partially offset by the aforementioned unscheduled repairs and maintenance costs incurred during the second quarter of 2019 at our water disposal facilities.

Lease Operating Expenses
LOE include costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas-lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies among others.
The following table sets forth our LOE for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Lease operating	$37,463	$43,088	$35,879
Per unit ($/BOE)	$4.22	$4.26	$4.52
2020 vs. 2019. LOE decreased on an absolute and per unit basis during 2020 when compared to 2019. The absolute decrease was due primarily to lower sales volume in 2020 primarily resulting in lower overall variable costs including compression, chemicals, labor, utilities as well as substantially lower repairs and maintenance costs. Despite the decrease in sales volume, our per unit rates experienced a marginal decrease as our fixed cost burden has declined from 2019. In addition, we experienced an overall higher level of efficiency attributable to a combination of cost-containment efforts and the application of operational improvements. These broad reductions were partially offset by higher water disposal costs associated with protective measures from offset stimulation activities during 2020.
2019 vs. 2018. LOE increased on an absolute basis, but declined on a per unit basis during 2019 when compared to 2018 due primarily to the overall effect of 27 percent higher production volume during 2019. The volume-based absolute increases were primarily attributable to compression and gas lift, water disposal, utilities and environmental costs for a combined effect of $5.6 million. Higher maintenance costs of $1.3 million were incurred in 2019. In addition, 2019 includes the effects of two additional months of production attributable to the Hunt Acquisition.
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
The following table sets forth our GPT for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Gathering, processing and transportation	$22,050	$23,197	$18,626
Per unit ($/BOE)	$2.48	$2.29	$2.34
2020 vs. 2019. While GPT expense declined on an absolute basis during 2020 as compared to 2019 due primarily to lower sales volumes, we did experience an increase on a per unit basis during 2020 due primarily to a scheduled rate increase that became effective August 1, 2019, for crude oil gathering services. Accordingly, the higher rates for gathering services were in effect for the entirety of 2020 as compared to only five months during 2019. The absolute decline in GPT expense was partially offset by short-term rental charges that we incurred in 2020 to temporarily store a portion of our crude oil production as well as a shift in the mix of crude oil production sold at a central delivery point and pipeline from that sold at the wellhead which incurs no corresponding GPT expense subsequent to the achievement of required minimum crude oil volumes transported by pipeline.
2019 vs. 2018. GPT expense increased on an absolute basis during 2019 when compared to 2018 due primarily to substantially higher production volumes. Per unit costs declined marginally in 2019 compared to 2018 due primarily to a shift in the mix of crude oil production sold at the wellhead with no corresponding GPT expense partially offset by a scheduled rate increase effective August 1, 2019 discussed above.
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

The following table sets forth our production and ad valorem taxes for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Production and ad valorem taxes
Production/severance taxes	$11,695	$21,774	$20,619
Ad valorem taxes	4,924	6,283	2,928
	$16,619	$28,057	$23,547
Per unit ($/BOE)	$1.87	$2.77	$2.96
Production/severance tax rate as a percent of product revenues	4.3%	4.6%	4.7%
2020 vs. 2019. Production taxes decreased on an absolute basis and per unit basis during 2020 when compared to 2019 due primarily to decreases in aggregate commodity sales prices of 34 percent in 2020. In addition, we were able to reclassify certain wells with regulatory certification from crude oil to high cost gas which has resulted in severance tax savings in the second half of 2020. Beginning in the second quarter of 2020, we decreased the accruals for ad valorem taxes based on our most recent estimates for assessments which reflects the recent substantial decline in commodity prices. During the second half of 2019, we increased our ad valorem accruals due to higher commodity-price based valuation assessments experienced in the 2018 and 2019 annual assessment periods, which were reflective of indicative prices published for 2019, and the effects of growing our assessable property base and increased working interests from acquisition activity.
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
The following table sets forth the components of G&A expenses for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Primary G&A	$24,086	$20,602	$17,236
Share-based compensation	3,284	4,082	4,618
Significant special charges:
Organizational restructuring, including severance	1,446	—	—
Acquisition, divestiture and strategic transaction costs	4,973	800	3,960
Executive retirement costs	—	—	250
Total general and administrative expenses	$33,789	$25,484	$26,064
Per unit ($/BOE)	$3.80	$2.52	$3.28
Per unit excluding all share-based compensation and significant special charges identified above ($/BOE)	$2.71	$2.04	$2.17
2020 vs. 2019. Our primary G&A expenses increased on an absolute and per unit basis during 2020 compared to 2019. The absolute increase is due primarily to a lower level of capitalized labor attributable to the suspension of our drilling program from April through October 2020. In addition, we incurred higher information technology support, occupancy and consulting costs and professional fees in 2020. These increases were partially offset by lower incentive compensation accruals and the absence of cost-of-living and similar adjustments to salaries and wages in 2020. The increase in per unit costs was exacerbated by the effect of lower overall production volume during 2020.

Share-based compensation charges during the periods presented are attributable to the amortization of compensation cost, net of forfeitures, associated with the grants of time-vested restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs. The grants of RSUs and PRSUs are described in greater detail in Note 16 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” A substantial portion of the share-based compensation expense is attributable to the RSU and PRSU grants made in the normal course in March of 2020 and January of 2017. The remainder is attributable to grants of RSUs and PRSUs to certain employees upon their hiring or as a result of promotion during the periods presented. All of our share-based compensation represents non-cash expenses.
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
Beginning in the third quarter of 2020 and through the end of the year, we incurred certain professional fees and consulting costs of approximately $5.0 million in connection with the Juniper Transaction as described in greater detail in Note 2 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”. During the first half of 2019, we incurred consulting and other costs, including legal and other professional fees, primarily associated with a merger transaction which was mutually terminated by us and the counterparty in March 2019.
2019 vs. 2018. Our primary G&A expenses increased on an absolute basis and decreased on a per unit basis during 2019 compared to 2018. The absolute increases are due primarily to the effects of higher payroll, benefits and support costs attributable to a higher overall employee headcount. In addition, we incurred higher occupancy costs and higher consulting and related costs including those associated with a senior management transition in the second half of 2019. Higher production volume had the effect of reducing G&A per unit of production during 2019.
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
Depreciation, Depletion and Amortization (DD&A)
DD&A expense includes charges for the allocation of property costs based on the volume of production, depreciation of fixed assets other than oil and gas assets as well as the accretion of our ARO liabilities. The following table sets forth total and per unit costs for DD&A for the periods presented:

	Year Ended December 31,
	2020	2019	2018
DD&A expense	$140,673	$174,569	$127,961
DD&A rate ($/BOE)	$15.83	$17.25	$16.11
2020 vs. 2019. DD&A decreased on an absolute and a per unit basis during 2020 when compared to 2019. Lower production volume provided for decreases of approximately $21.3 million while $12.6 million was attributable to the lower DD&A rates in 2020. The lower DD&A rate in 2020 was primarily attributable to the effect of adding additional reserves in the fourth quarter of 2019 and the impairments recorded in 2020 as referenced and discussed further below.
2019 vs. 2018. DD&A increased on an absolute and per unit basis during 2019 when compared to 2018. Higher production volume provided for an increase of approximately $35.1 million while $11.5 million was attributable to the higher DD&A rates in 2019. The higher DD&A rates in 2019 are attributable to higher finding and development costs per unit of reserves added to the full cost pool.
Impairment of Oil and Gas Properties
We assess our oil and gas properties on a quarterly basis based on the results of a Ceiling Test in accordance with the full cost method of accounting for oil and gas properties.

	Year Ended December 31,
	2020	2019	2018
Impairment of oil and gas properties	$391,849	$—	$—
2020. During 2020 we recorded impairments of our oil and gas properties as a result of a decline in the twelve-month average prices of crude oil, NGLs and natural gas as indicated by our Ceiling Test under the full cost method of accounting for oil and gas properties. While current commodity prices have recovered somewhat, it is nonetheless possible that we will experience an additional impairment in the carrying value of our oil and gas properties during the first quarter of 2021.

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
The following table summarizes the components of our interest expense for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Interest on borrowings and related fees	$29,851	36,593	$32,164
Accretion of original issue discount	811	743	680
Amortization of debt issuance costs	3,339	2,611	2,736
Capitalized interest	(2,744)	(4,136)	(9,118)
	$31,257	$35,811	$26,462
2020 vs. 2019. Interest expense decreased during 2020 as compared to 2019 due primarily to the effect of lower interest rates partially offset by higher outstanding balances under the Credit Facility during 2020. The weighted-average balances under the Credit Facility were higher in 2020 compared to 2019 period by approximately $4 million. The weighted-average interest rates were lower during the same period by 124 basis points. The accretion of original issue discount, or OID, is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We wrote off approximately $1 million of debt issuance costs associated with the Credit Facility in the first half of 2020 commensurate with the reduction in the borrowing base. We capitalized a smaller portion of interest during 2020 as we maintained a smaller portion of unproved property as compared to 2019.
2019 vs. 2018. Interest expense increased during 2019 as compared to 2018 due primarily to higher outstanding balances under the Credit Facility partially offset by the effect of lower interest rates. Weighted-average balances under the Credit Facility were higher in 2019 compared to 2018 by approximately $119 million while the weighted-average interest rates were lower during the same period by 97 basis points. The accretion of OID is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We capitalized a smaller portion of interest during 2019 as we maintained a substantially smaller portion of unproved property as compared to 2018.
Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices and variable interest rates.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio and interest rate swaps for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Commodity derivative gains (losses)	$95,932	$(68,131)	$37,427
Interest rate swap gains (losses)	$(7,510)	$—	$—
	$88,422	$(68,131)	$37,427
2020 vs. 2019. In 2020, commodity prices collapsed dramatically compared to 2019 due primarily to the economic slowdown associated with the COVID-19 pandemic and the disruptions in the global energy markets. Accordingly, we substantially expanded our commodity hedging program and actively added hedge contracts that allowed us to benefit from falling prices primarily in the first half of 2020. A substantial portion of our net commodity derivative gains in 2020 were realized and were supplemented to a lesser extent by net mark-to-market gains attributable to open positions. By contrast, we had substantial net unrealized mark-to-market losses in 2019 as crude oil prices increased by year-end 2019 relative to our hedged positions. Realized settlements receipts for crude oil and natural gas derivatives were $93.4 million during 2020 as compared to the realized settlement payments for crude oil of $10.5 million in 2019.
In 2020, we began hedging a portion of our exposure to variable interest rates associated with our Credit Facility and Second Lien Facility. During 2020, we paid $2.2 million of net settlements from our interest rate swaps as the benchmark rate declined relative to our weighted-average hedged rate and we recognized mark-to-market losses as well.

2019 vs. 2018. In 2019, the forward curve for crude oil prices increased relative to our weighted-average hedged prices resulting in net losses for our crude oil derivative portfolio. We paid net cash settlements of $4.1 million and $48.3 million in 2019 and 2018, respectively.
Other, Net
Other, net includes interest income, non-service costs associated with our retiree benefit plans and miscellaneous items of income and expense that are not directly associated with our current operations, including certain recoveries and write-offs attributable to prior years and properties that have been divested.
The following table sets forth the other income (expense), net recognized for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Other, net	$(850)	$(153)	$2,266
2020. Other, net income (expense) decreased during 2020 as compared to 2019 due primarily to certain costs that were incurred in 2020 that were attributable to previously divested properties that were otherwise not recoverable from the buyers of those properties.
2019. Other, net income (expense) decreased during 2019 as compared to 2018 due primarily to the write-off in 2019 of $0.2 million attributable to acquisition transactions in prior years that were no longer deemed recoverable. This charge was partially offset in 2019 by recoveries of sales and use taxes attributable to previously divested properties.
2018. In 2018, we received a recovery of $1.5 million from partners attributable to a prior-year acquisition and received recoveries of $0.3 million of joint interest receivable balances previously written-off in connection with the bankruptcy of a former partner. We also received severance tax refunds attributable to previously-divested properties in excess of recorded amounts, interest income earned on an escrow account attributable to a previous acquisition as well as recording the reversal of a litigation reserve attributable to previously-divested properties. The combined benefit to income from these items was approximately $0.7 million. These amounts were partially offset by interest charges applicable to a settlement with a royalty owner and charges associated with our retiree benefit plans.
Reorganization Items, Net
The following table summarizes the components included in “Reorganization items, net” for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Legal and professional fees and expenses	$—	$—	$200
Other reorganization items	—	—	3,122
	$—	$—	$3,322
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

Income Taxes
The following table summarizes our income tax provision for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Income tax (expense) benefit	$2,303	$(2,137)	$(523)
Effective tax rate	0.7%	3.0%	0.2%
2020. The provision for the year ended December 31, 2020 includes current federal benefits of $1.2 million attributable to refundable alternative minimum tax, or AMT, credits for the 2020 tax year, which when combined with the amounts attributable to 2019 that had been recognized on our Consolidated Balance Sheet as of December 31, 2019 as a current asset, were received in 2020 as an acceleration of all AMT credits in connection with certain provisions of the CARES Act. This AMT benefit was offset by a corresponding decrease in the deferred tax asset associated with AMT credit carryforwards giving rise to deferred federal expense for the year ended December 31, 2020. In addition, we have recognized a deferred state tax expense of $2.7 million attributable to property and equipment and $0.4 million of current state expense attributable to the Texas margin tax for the year ended December 31, 2020 for an overall effective tax rate of 0.7%.
2019. The provision for the year ended December 31, 2019 includes current federal benefits of $1.2 million attributable to the anticipated refund of AMT credits for the 2019 tax year. The amount for 2019 was recognized on our Consolidated Balance Sheet as of December 31, 2019 as a current asset. These benefits have been offset by corresponding decreases in the deferred tax asset associated with AMT credit carryforwards giving rise to deferred federal expense for the year ended December 31, 2019. In addition, we have recognized a deferred state tax expense of $2.1 million attributable to property and equipment for an overall effective tax rate of 3.0%.
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

Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2020, the material off-balance sheet arrangements and transactions that we have entered into included information technology licensing, service agreements and letters of credit, all of which are customary in our business. See “Contractual Obligations” summarized below and Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more details related to the value of our off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility [1]	$314,400	$—	$—	$314,400	$—
Second Lien Facility [2]	200,000	—	200,000	—	—
Interest payments on long-term debt [3]	63,564	26,692	33,152	3,720	—
Operating leases [4]	2,828	936	1,746	146	—
Crude oil gathering and transportation commitments [5]	89,636	12,962	25,924	25,924	24,826
Asset retirement obligations [6]	118,311	—	—	—	118,311
Derivatives	9,619	6,742	2,877	—	—
Other commitments [7]	501	317	184	—	—
Total contractual obligations	$798,859	$47,649	$263,883	$344,190	$143,137
_____________________________________________
1 Assumes that the amount outstanding of $314.4 million as of December 31, 2020 will remain outstanding until its maturity in 2024. The Credit Facility has been classified as a long term liability on our Consolidated Balance Sheet as described in “Financial Condition – Liquidity” and in Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
2    Assumes that the amount outstanding of $200 million as of December 31, 2020 will remain outstanding until its original maturity in 2022 (without giving effect to the extension of its maturity in connection with Second Lien Amendment that became effective in January 2021). The Second Lien Facility has been classified as a long term liability on our Consolidated Balance Sheet as described in “Financial Condition – Liquidity” and in Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
3 Represents estimated interest payments that will be due under the Credit Facility and Second Lien Facility, assuming that the underlying LIBOR-based interest rates in effect at December 31, 2020 remain in effect and the amounts outstanding of $314.4 million and $200 million as of December 31, 2020, respectively, will remain outstanding until their maturities in 2024 and 2022, respectively.
4    Relates primarily to office facilities and equipment leases as described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
5    Represents minimum payments for gathering and intermediate pipeline transportation services for our crude oil and condensate production in South Texas. The gathering portion of these commitments is recognized as GPT while the intermediate transportation and pipeline support components are recognized as a reduction to the index-based price that we receive from crude oil sold to Nuevo Dos Marketing, LLC.
6    Represents the undiscounted balance payable, primarily for the plugging of inactive wells, in periods more than five years in the future for which $5.5 million, on a discounted basis, has been recognized on our Consolidated Balance Sheet as of December 31, 2020 and illustrated in Note 8 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” While we may make payments to settle certain AROs, including those subject to regulatory requirements during each of the next five years, no material amounts are currently required by contract or regulatory authority to be made during this time frame.
7    Represents all other significant obligations including information technology licensing and service agreements, among others as described in Note 14 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
At the end of each quarterly reporting period, the unamortized cost of our oil and gas properties, net of deferred income taxes, is limited to the sum of the estimated after-tax discounted future net revenues from proved properties adjusted for costs excluded from amortization and related income taxes, or a Ceiling Test. The estimated after-tax discounted future net revenues are determined using the prior 12-month’s average price based on closing prices on the first day of each month, adjusted for differentials, discounted at 10%. The calculation of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are significant uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production, timing and plan of development. As of December 31, 2020, the carrying value of our proved oil and gas properties exceeded the limit determined by the Ceiling Test by $120.3 million which resulted in our recording an impairment charge for the three months then ended and a total of $391.8 million for the year ended December 31, 2020. Because the Ceiling Test utilizes commodity prices based on a trailing twelve month average, it does not fully reflect the substantial decline in commodity prices that accelerated early in the second quarter of 2020 due to the economic impact of the COVID-19 pandemic and the ongoing disruption in global energy markets. While current commodity prices have recovered somewhat, it is nonetheless possible that we will experience an additional impairment in the carrying value of our oil and gas properties during the first quarter of 2021.
Derivative Activities
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

Deferred Tax Asset Valuation Allowance
We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized after consideration of expected future taxable income and reasonable tax planning strategies. In the event that we were to determine that we would not be able to realize all or a part of our deferred tax assets for which a valuation allowance had not been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made. The most significant matter applicable to the realization of our deferred tax assets is attributable to net operating losses at the federal level as well as certain states in which we operate. Estimates of future taxable income inherently reflect a significant degree of uncertainty. As of December 31, 2020, we believe it is more likely than not that we will not have sufficient future taxable income to realize the benefit of our gross deferred tax assets and, accordingly, have maintained a full valuation allowance.

Item 7A        Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
Our interest rate risk is attributable to our borrowings under the Credit Facility and the Second Lien Facility, which are subject to variable interest rates. As of December 31, 2020, we had borrowings of $314.4 million under the Credit Facility at an interest rate of 3.40%. As of December 31, 2020, we had borrowings of $195.1 million under the Second Lien Facility, net of OID and issuance costs, at an interest rate of 8.00%. Assuming a constant borrowing level under the Credit and Second Lien Facilities, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of approximately $5.1 million on an annual basis, excluding the offsetting impact of our interest rate swap derivatives.
Commodity Price Risk
We produce and sell crude oil, NGLs and natural gas. As a result, our financial results are affected when prices for these commodities fluctuate. Our price risk management programs permit the utilization of derivative financial instruments (such as collars and swaps) to seek to mitigate the price risks associated with fluctuations in commodity prices as they relate to a portion of our anticipated production. The derivative instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of our derivative instruments are significantly affected by fluctuations in the prices of oil and natural gas. As of December 31, 2020, we were not utilizing any derivative instruments with respect to NGLs, although we may do so in the future.
As of December 31, 2020, we reported net commodity derivative liabilities of $4.3 million. The contracts associated with this position are with eight counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.
During the year ended December 31, 2020, we reported net commodity derivative gains of $95.9 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment.  See Note 6 to our Consolidated Financial Statements included in Part II, Item 8, included in Part II, Item 8, “Financial Statements and Supplementary Data” for a further description of our commodity price risk management activities.

The following table sets forth our commodity derivative positions as of December 31, 2020:

	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023
NYMEX WTI Crude Swaps
Average Volume Per Day (barrels)	3,889	3,297	815	815
Weighted Average Swap Price ($/barrel)	$54.38	$55.89	$45.54	$45.54

NYMEX WTI Crude Collars
Average Volume Per Day (barrels)	9,722	10,440	9,239	8,152	2,917	2,885	2,853	2,853	2,917	2,855
Weighted Average Purchased Put Price ($/barrel)	$40.00	$42.84	$40.35	$40.40	$40.00	$40.00	$40.00	$40.00	$40.00	$40.00
Weighted Average Sold Call ($/barrel)	$45.78	$51.70	$51.85	$52.10	$50.00	$50.00	$50.00	$50.00	$50.00	$50.00

NYMEX WTI Purchased Puts
Average Volume Per Day (barrels)	1,667
Weighted Average Purchased Put Price ($/barrel)	$55.00

NYMEX WTI Sold Puts
Average Volume Per Day (barrels)	556	11,538	5,707	5,707
Weighted Average Sold Put ($/barrel)	$26.50	$36.93	$35.14	$35.14

MEH-NYMEX WTI Crude Basis Swaps
Average Volume Per Day (barrels)	8,889
Weighted Average Swap Price ($/barrel)	$1.16

NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (barrels)	14,444	13,187	13,043	13,043
Weighted Average Swap Price ($/barrel)	$(0.18)	$0.07	$0.07	$0.07

NYMEX HH Collars
Average Volume Per Day (MMBtus)	10,000	9,890	9,783	9,783
Weighted Average Purchased Put Price ($/MMBtu)	$2.607	$2.607	$2.607	$2.607
Weighted Average Sold Call ($/MMBtu)	$3.117	$3.117	$3.117	$3.117
NYMEX HH Sold Puts
Average Volume Per Day (MMBtus)	6,667	6,593	6,522	6,522
Weighted Average Sold Put Strike ($/MMBtu)	$2.000	$2.000	$2.000	$2.000

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

	Change of 10% per Barrel of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(23.3)	$18.6
Effect on 2021 operating income, excluding crude oil derivatives [2]	$30.1	$(30.1)
_____________________________________________
1 Based on derivatives outstanding as of December 31, 2020.
2 Based on our 2021 Business Plan consistent with the assumptions used to determine our proved reserves as disclosed in Item 2, “Properties – Summary of Oil and Gas Reserves.” These sensitivities are subject to significant change

Item 8          Financial Statements and Supplementary Data

PENN VIRGINIA CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Penn Virginia Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Penn Virginia Corporation (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2021 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Depletion expense and impairment of oil and gas properties impacted by the Company’s estimation of proved reserves
As described further in Note 3 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to record depletion expense and assess its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future net revenue, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and impairment assessment and measurement. We identified the estimation of proved reserves of oil and gas properties as a critical audit matter.
The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volume and future net revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion expense and potential impairment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

Our audit procedures related to the estimation of proved reserves included the following, among others.
•We tested the design and operating effectiveness of controls relating to management’s estimation of proved reserves for the purpose of estimating depletion expense and assessing and measuring the Company’s oil and gas properties for potential impairment.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserve engineers, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, including, but not limited to: historical pricing differentials, operating costs, estimated capital costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
•Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
•Evaluated models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs;
•Evaluated the method used to determine the future capital costs and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells;
•Tested the working and net revenue interests used in the reserve report by inspecting land and division order records;
•Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability to fund and intent to develop the proved undeveloped properties; and
•Applied analytical procedures to the reserve report forecasted production by comparing to historical actual         results, and to the prior year reserve report.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.
Houston, Texas
March 9, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Penn Virginia Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Penn Virginia Corporation (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 9, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Houston, Texas
March 9, 2021

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Crude oil	$251,741	$434,713	$402,485
Natural gas liquids	8,948	16,589	21,073
Natural gas	10,103	17,733	15,972
Gain (loss) on sales of assets, net	18	5	(177)
Other revenues, net	2,458	2,176	1,479
Total revenues	273,268	471,216	440,832
Operating expenses
Lease operating	37,463	43,088	35,879
Gathering, processing and transportation	22,050	23,197	18,626
Production and ad valorem taxes	16,619	28,057	23,547
General and administrative	33,789	25,484	26,064
Depreciation, depletion and amortization	140,673	174,569	127,961
Impairments of oil and gas properties	391,849	—	—
Total operating expenses	642,443	294,395	232,077
Operating income (loss)	(369,175)	176,821	208,755
Other income (expense)
Interest expense, net of amounts capitalized	(31,257)	(35,811)	(26,462)
Derivatives	88,422	(68,131)	37,427
Other, net	(850)	(153)	2,266
Reorganization items, net	—	—	3,322
Income (loss) before income taxes	(312,860)	72,726	225,308
Income tax (expense) benefit	2,303	(2,137)	(523)
Net income (loss)	$(310,557)	$70,589	$224,785

Net income (loss) per share:
Basic	$(20.46)	$4.67	$14.93
Diluted	$(20.46)	$4.67	$14.70

Weighted average shares outstanding – basic	15,176	15,110	15,059
Weighted average shares outstanding – diluted	15,176	15,126	15,292

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(310,557)	$70,589	$224,785
Other comprehensive income (loss):
Change in pension and postretirement obligations, net of tax	(72)	(141)	82
	(72)	(141)	82
Comprehensive income (loss)	$(310,629)	$70,448	$224,867

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$13,020	$7,798
Accounts receivable, net of allowance for credit losses	42,562	70,716
Derivative assets	78,793	4,131
Income taxes receivable	—	1,236
Prepaid and other current assets	19,045	4,458
Total current assets	153,420	88,339
Property and equipment, net (full cost method)	723,549	1,120,425
Derivative assets	25,449	2,750
Other assets	4,908	6,724
Total assets	$907,326	$1,218,238

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$62,768	$105,824
Derivative liabilities	85,427	23,450
Total current liabilities	148,195	129,274
Other liabilities	8,362	8,382
Deferred income taxes	—	1,424
Derivative liabilities	28,434	3,385
Long-term debt, net	509,497	555,028

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued	—	—
Common stock of $0.01 par value – 45,000,000 shares authorized; 15,200,435 and 15,135,598 shares issued as of December 31, 2020 and 2019, respectively	152	151
Paid-in capital	203,463	200,666
Retained earnings	9,354	319,987
Accumulated other comprehensive loss	(131)	(59)
Total shareholders’ equity	212,838	520,745
Total liabilities and shareholders’ equity	$907,326	$1,218,238

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(310,557)	$70,589	$224,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash reorganization items	—	—	(3,322)
Depreciation, depletion and amortization	140,673	174,569	127,961
Impairments of oil and gas properties	391,849	—	—
Derivative contracts:
Net (gains) losses	(88,422)	68,131	(37,427)
Cash settlements and premiums received (paid), net	78,087	(4,136)	(48,291)
Deferred income tax expense (benefit)	(1,424)	3,373	2,994
Loss (gain) on sales of assets, net	(18)	(5)	177
Non-cash interest expense	4,150	3,354	3,416
Share-based compensation	3,284	4,082	4,618
Other, net	31	52	44
Changes in operating assets and liabilities:
Accounts receivable, net	28,078	(5,079)	(23,674)
Accounts payable and accrued expenses	(24,731)	4,690	21,109
Other assets and liabilities	778	574	(258)
Net cash provided by operating activities	221,778	320,194	272,132

Cash flows from investing activities
Acquisitions, net	—	(6,516)	(85,387)
Capital expenditures	(168,565)	(362,743)	(430,592)
Proceeds from sales of assets, net	87	215	7,683
Net cash used in investing activities	(168,478)	(369,044)	(508,296)

Cash flows from financing activities
Proceeds from credit facility borrowings	51,000	76,400	244,000
Repayment of credit facility borrowings	(99,000)	(35,000)	—
Debt issuance costs paid	(78)	(2,616)	(989)
Net cash provided by (used in) financing activities	(48,078)	38,784	243,011
Net increase (decrease) in cash and cash equivalents	5,222	(10,066)	6,847
Cash and cash equivalents - beginning of period	7,798	17,864	11,017
Cash and cash equivalents - end of period	$13,020	$7,798	$17,864

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$27,333	$32,398	$22,599
Income taxes, net of (refunds)	$(2,471)	$(2,471)	$—
Reorganization items, net	$—	$79	$540
Non-cash investing and financing activities:
Changes in accounts receivable, net related to acquisitions	$—	$(152)	$(27,107)
Changes in other assets related to acquisitions	$—	$—	$(743)
Changes in accrued liabilities related to acquisitions	$—	$(540)	$(11,182)
Changes in accrued liabilities related to capital expenditures	$(18,671)	$(3,602)	$44
Changes in other liabilities for asset retirement obligations related to acquisitions	$—	$83	$385

See accompanying notes to consolidated financial statements.

PENN VIRGINIA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
December 31, 2017	15,019	$—	$150	$194,123	$27,366	$—	$221,639
Net income	—	—	—	—	224,785	—	224,785
Share-based compensation	—	—	—	4,618	—	—	4,618
Restricted stock unit vesting	61	—	1	(1,111)	—	—	(1,110)
Cumulative effect of change in accounting principle (see Note 2)	—	—	—	—	(2,659)	—	(2,659)
All other changes	—	—	—	—	—	82	82
December 31, 2018	15,080	—	151	197,630	249,492	82	447,355
Net income	—	—	—	—	70,589	—	70,589
Share-based compensation	—	—	—	4,082	—	—	4,082
Restricted stock unit vesting	56	—	—	(1,046)	—	—	(1,046)
Cumulative effect of change in accounting principle (see Note 2)	—	—	—	—	(94)	—	(94)
All other changes	—	—	—	—	—	(141)	(141)
December 31, 2019	15,136	—	151	200,666	319,987	$(59)	520,745
Net loss	—	—	—	—	(310,557)	—	(310,557)
Share-based compensation	—	—	—	3,284	—	—	3,284
Restricted stock unit vesting	64	—	1	(487)	—	—	(486)
Cumulative effect of change in accounting principle (see Note 5)	—	—	—	—	(76)	—	(76)
All other changes	—	—	—	—	—	(72)	(72)
December 31, 2020	15,200	$—	$152	$203,463	$9,354	$(131)	$212,838

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
2.     Basis of Presentation
Adoption of Recently Issued Accounting Pronouncements and Comparability to Prior Periods
Effective January 1, 2020, we adopted and began applying the relevant guidance provided in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) ASU 2016–13, Measurement of Credit Losses on Financial Instruments (“ASU 2016–13”). We adopted ASU 2016–13 using the optional transition approach with a charge to the beginning balance of retained earnings as of January 1, 2020 (see Note 5 for the impact and disclosures associated with the adoption of ASU 2016–13).
Effective January 1, 2019, we adopted and began applying the relevant guidance provided in ASU 2016–02, Leases (“ASU 2016–02”) and related amendments to accounting principles generally accepted in the United States of America (“GAAP”) which, together with ASU 2016–02, represent Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”). We adopted ASC Topic 842 using the optional transition approach with a charge of $0.1 million to the beginning balance of retained earnings as of January 1, 2019.
Effective January 1, 2018, we adopted and began applying the relevant guidance provided in ASU 2014–09, Revenues from Contracts with Customers (“ASU 2014–09”) and related amendments to GAAP which, together with ASU 2014–09, represent ASC Topic 606, Revenues from Contracts with Customers (“ASC Topic 606”). We adopted ASC Topic 606 using the cumulative effect transition method and wrote off $2.7 million of accounts receivable arising from natural gas imbalances accounted for under the entitlements method as a direct reduction to our beginning balance of retained earnings as of January 1, 2018.
Comparative periods and related disclosures have not been restated for the application of ASU 2016–13 and ASC Topic 842. Accordingly, certain components of our Consolidated Financial Statements are not comparable between periods and the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018 are presented based on prior GAAP for credit losses and leases, respectively, in their entirety.
Subsequent Events
At a special meeting held on January 13, 2021, the Company’s shareholders approved the potential issuance of up to 22,597,757 shares of our common stock, par value $0.01 per share (the “Common Stock”), upon the redemption or exchange of up to 225,977.57 shares of Series A Preferred Stock, par value $0.01 per share, of the Company (“Series A Preferred Stock”), together with up to 22,597,757 common units representing limited partner interests (the “Common Units”) of PV Energy Holdings, L.P. (the “Partnership”). On January 14, 2021, the Company amended its articles of incorporation (the “Articles of Amendment”) creating a series of the Company’s preferred stock consisting of 300,000 shares and designated as the Series A Preferred Stock, as well as establishing the powers, preferences and rights of the preferred stock series and the qualifications, limitations and restrictions thereof.
On January 15, 2021, or the Closing Date, the Company consummated the previously announced transactions, (collectively, the “Juniper Transactions”), contemplated by: (i) the Contribution Agreement, dated November 2, 2020 (the “Contribution Agreement”), by and among the Company, the Partnership, and JSTX Holdings, LLC (“JSTX”), an affiliate of Juniper Capital Advisors, L.P. (“Juniper Capital”), and, together with its affiliates (“Juniper”); and (ii) the Contribution Agreement, dated November 2, 2020 (the “Asset Agreement,” and, together with the Contribution Agreement, the “Juniper Transaction Agreements”), by and among Rocky Creek Resources, LLC, an affiliate of Juniper Capital (“Rocky Creek”), the Company and the Partnership.

In connection with the consummation of the Juniper Transactions, the Company completed a reorganization into an up-C structure (the “Reorganization”) (which is intended to, among other things, result in the holders of the Series A Preferred Stock, having a voting interest in the Company that is commensurate with such holders’ economic interest in the Partnership), including (i) the conversion of each of the Company’s corporate subsidiaries into limited liability companies which are disregarded for U.S. federal income tax purposes, including the conversion of Penn Virginia Holding Corp. into Penn Virginia Holdings, LLC, a Delaware limited liability company (“Holdings”), and (ii) the Company’s contribution of all of its equity interests in Holdings to the Partnership in exchange for 15,268,686 newly issued Common Units.
On the Closing Date, (i) pursuant to the terms of the Contribution Agreement, JSTX contributed to the Partnership, as a capital contribution, $150 million in cash in exchange for 17,142,857 newly issued Common Units and the Company issued to JSTX 171,428.57 shares of Series A Preferred Stock at a price equal to the par value of the shares acquired, and (ii) pursuant to the terms of the Asset Agreement, Rocky Creek contributed to our operating subsidiary certain oil and gas assets in exchange for 5,405,252 newly issued Common Units and the Company issued to Rocky Creek 54,052.52 shares of Series A Preferred Stock at a price equal to the par value of the shares acquired, including 495,900 Common Units and 4,959 shares of Series A Preferred Stock placed in an indemnity escrow to support post-closing indemnification claims, 50% of such escrowed amount to be disbursed 180 days after the Closing and the remainder one year after the Closing.
Concurrent with the closing of the Juniper Transaction, on the Closing Date, the following transactions occurred: (i) the Agreement and Amendment No. 9 to Credit Agreement (the “Ninth Amendment”) to the credit agreement (the “Credit Facility”) became effective and a prepayment of $80.5 million of outstanding borrowings under the Credit Facility was made plus accrued interest of $0.1 million, (ii) the amendment dated November 2, 2020 (the “Second Lien Amendment”) to the Second Lien Credit Agreement dated as of September 29, 2017 (the “Second Lien Facility”) became effective and a prepayment of $50.0 million of outstanding advances under the Second Lien Facility was made plus accrued interest of $0.2 million in accordance with the Second Lien Amendment, (iii) total payments of $17.8 million in cash were completed for transaction and debt issue costs, including (A) $16.0 million associated with the Juniper Transactions, (B) $1.4 million associated with the Second Lien Amendment and (C) $0.4 million associated with the Ninth Amendment and (iv) a combined payment of $1.3 million including principal and accrued interest was made to liquidate the outstanding advances attributable to a single participant lender.
We incurred a total of $18.5 million for certain professional fees, including advisory, legal, consulting fees and other costs in connection with the Juniper Transactions. A total of $5.0 million were attributable to services and costs incurred in 2020. The remaining $13.5 million includes $5.5 million of costs incurred by Juniper that were to be paid by the Company as a condition of closing the Juniper Transaction Agreements as well as $8.0 million of other fees and costs that were incurred in January 2021 or otherwise incurred contingent upon the closing. All of the costs incurred in 2020 have been recognized in general and administrative expenses (“G&A”). Of the costs incurred in January 2021 and those associated with the closing, $4.2 million will be recognized as a component of G&A and $9.3 million, including the aforementioned $5.5 million of costs incurred by Juniper and $3.8 million of costs incurred by us related to the issuance of the Series A Preferred Stock and Common Units, will be classified as a reduction to the capital contribution on our Consolidated Balance Sheet.
Following the Juniper Transactions, Edward Geiser, Juniper’s Managing Partner, began serving as Penn Virginia’s Chairman of the Board, and Juniper appointed four additional members to the Board. Darrin Henke and the other members of our senior management are continuing in their roles, and the Company’s current directors, including Mr. Henke, have remained on the Board following the closing.
Management has evaluated all of our activities through the issuance date of our Consolidated Financial Statements and has concluded that, other than the aforementioned Juniper Transactions, the Ninth Amendment (see Note 9), the Second Lien Amendment (see Note 9), no subsequent events have occurred that would require recognition in our Consolidated Financial Statements or disclosure in the Notes thereto.
Risks and Uncertainties
As an oil and gas exploration and development company, we are exposed to a number of risks and uncertainties that are inherent to our industry. The global public health crisis associated with the novel coronavirus (“COVID-19”) has, and is anticipated to continue to have, an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures, limitations to person-to-person contact and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 resulted in a dramatic decline in the demand for energy in 2020, which directly impacts our industry and the Company. In addition, global crude oil prices experienced a collapse that began in early March 2020 as a direct result of disagreements between the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) with respect to production curtailments. OPEC+ ultimately agreed to specified adjustments to production in the Spring of 2020 which, for the most part, held for the remainder of the year and were supplemented by additional voluntary downward adjustments, led primarily by Saudi Arabia. Collectively these curtailments have contributed to a relative stabilization of commodity prices and rebalancing of the global crude oil markets by the end of 2020.

Notwithstanding the relative improvement in global market stability, as a result of several factors including rising infection rates at the beginning of 2021, mutating strains of the virus, the return of stricter lockdown measures and logistical challenges in vaccine distribution, among others, a return to pre-COVID 19 levels of economic activity remain uncertain in their magnitude and eventual timing. Nonetheless, OPEC+ indicated in their January 2021 meeting a commitment to gradually return limited production to the market with the pace being determined by market conditions. An additional meeting is scheduled for early March of 2021 to monitor conditions and progress.
A significant decline in domestic drilling by U.S. producers began in mid-March 2020 and continued through most of the second half of the year. The overall economic decline had an adverse impact on the entire industry, but particularly on smaller upstream producers with limited financial resources as well as oilfield service companies. While a modest recovery in activity began in the fourth quarter of 2020, including a resumption of our own drilling program, domestic supply and demand imbalances continue to stress the market which is further exacerbated by capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region.
While there exists encouraging signs for continued recovery due to the aforementioned vaccine development as well as a commitment by the new U.S. Administration to prioritize economic relief efforts, the relative success of such efforts is difficult to predict with respect to timing and the resulting economic impact. Accordingly, the combined effect of the global and domestic factors discussed herein is anticipated to continue to contribute to overall volatility within the industry generally and to our operations specifically.
During 2020, we initiated several actions to mitigate the anticipated adverse economic conditions for the immediate future and to support our financial position and liquidity. The more significant actions that we took during that time included: (i) temporarily suspending our drilling program from April through September 2020, (ii) curtailing production through selected well shut-ins for a period of several weeks in April and May, (iii) securing additional crude oil storage capacity (see Note 14) in order to maintain a reasonable level of production to (a) allow for the continued marketing of NGLs and natural gas rather than delaying revenues through additional shut-ins and (b) capitalize on potential increases in commodity prices, (iv) substantially expanding the scope and range of our commodity derivatives portfolio (see Note 6), (v) utilizing certain provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and related regulations, the most significant of which resulted in the receipt in June 2020 of an accelerated refund of our remaining refundable alternative minimum tax (“AMT”) credit carryforwards in the amount of $2.5 million and (vi) elimination of annual cost-of-living and similar adjustments to our salaries and wages for 2020, and in July 2020, a limited reduction-in-force (“RIF”). We incurred and paid employee termination and severance benefits of approximately $0.2 million in connection with the limited RIF and those costs have been included in G&A.

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
Derivative Instruments
We utilize derivative instruments, which are placed with financial institutions that we believe are of acceptable credit risk, to mitigate our financial exposure to commodity price and interest rate volatility. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by our board of directors.
All derivative instruments are recognized in our Consolidated Financial Statements at fair value. We have elected to report all of our derivative asset and liability positions on a gross basis on our Consolidated Balance Sheet and not net the positions, even when a legal right-of-setoff exists. Our derivative instruments are not formally designated as hedges in the context of GAAP. In accordance with our internal policies, we do not utilize derivative instruments for speculative purposes. We recognize changes in fair value in earnings currently as a component of the Derivatives caption in our Consolidated Statements of Operations.
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
At the end of each quarterly reporting period, the unamortized cost of our oil and gas properties, net of deferred income taxes, is limited to the sum of the estimated after-tax discounted future net revenues from proved properties adjusted for costs excluded from amortization (the “Ceiling Test”). The estimated after-tax discounted future net revenues are determined using the prior 12-month’s average commodity prices based on closing prices on the first day of each month, adjusted for differentials, discounted at 10%. The calculation of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are significant uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production, timing and plan of development.
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
Other Property and Equipment
Other property and equipment consists primarily of gathering systems and related support equipment, vehicles, leasehold improvements, information technology hardware and capitalized software costs. Other property and equipment are carried at cost and include expenditures for additions and improvements which increase the productive lives of existing assets. Renewals and betterments, which extend the useful life of the properties, are also capitalized. Maintenance and repair costs are charged to expense as incurred.

We compute depreciation and amortization of property and equipment using the straight-line method over the estimated useful life of each asset as follows: Gathering systems – fifteen to twenty years and Other property and equipment – three to twenty years.
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
We have lease arrangements that include lease and certain non-lease components, including amounts for related taxes, insurance, common area maintenance and similar terms. We apply a practical expedient provided in ASC Topic 842 to not separate the lease and non-lease components. Accordingly, the ROU assets and lease obligations for such leases will include the present value of the estimated payments for the non-lease components over the lease term.
Certain of our lease arrangements with contractual terms of 12 months or less are classified as short-term leases. Accordingly, we do not include the underlying ROU assets and lease obligations on our Consolidated Balance Sheets. The associated costs are aggregated with all of our other lease arrangements and are disclosed in the tables in Note 11.
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
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Using this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. In assessing our deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and our ability to utilize operating loss carryforwards during the periods in which the temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities and available tax planning strategies. We recognize interest attributable to income taxes, to the extent it may be incurred, as a component of interest expense and penalties as a component of income tax expense.
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

Revenue Recognition and Associated Costs
Substantially all of our commodity product sales are short-term in nature with contract terms of one year or less. We apply a practical expedient which provides for an exemption from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Under our commodity product sales contracts, we bill our customers and recognize revenue when our performance obligations have been satisfied. At that time, we have determined that payment is unconditional. Accordingly, our commodity sales contracts do not create contract assets or liabilities.
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
Crude oil. We sell our crude oil production to our customers at either the wellhead or a contractually agreed-upon delivery point, including certain regional central delivery point terminals or pipeline inter-connections. We recognize revenue when control transfers to the customer considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality, location differentials and, if applicable, deductions for intermediate transportation. Costs incurred by us for gathering and transporting the products to an agreed-upon delivery point are recognized as a component of gathering, processing and transportation expense (“GPT”).
NGLs. We have natural gas processing contracts in place with certain midstream processing vendors. We deliver “wet” natural gas to our midstream processing vendors at the inlet of their processing facilities through gathering lines, certain of which we own and others which are owned by gathering service providers. Subsequent to processing, NGLs are delivered or otherwise transported to a third-party customer. Depending upon the nature of the contractual arrangements with the midstream processing vendors regarding the marketing of the NGL products, we recognize revenue for NGL products on either a gross or net basis. For those contracts where we have determined that we are the principal, and the ultimate third party is our customer, we recognize revenue on a gross basis, with associated processing costs presented as GPT expenses. For those contracts where we have determined that we are the agent and the midstream processing vendor is our customer, we recognize NGL product revenues based on a net basis with processing costs presented as a reduction of revenue.
Natural gas. Subsequent to the processing of “wet” natural gas and the separation of NGL products, the “dry” or residue gas is delivered to us at the tailgate of the midstream processing vendors’ facilities and we market the product to our customers, most of whom are interstate pipelines. We recognize revenue when control transfers to the customer considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality and location differentials, as applicable. Costs incurred by us for gathering and transportation from the wellhead through the processing facilities are recognized as a component of GPT expenses.
Marketing and water disposal services. We provide marketing and water disposal services to certain of our joint venture partners and other third parties with respect to oil and gas production for which we are the operator. Pricing for such services represents a fixed rate fee based, in the case of marketing services, on the sales price of the underlying oil and gas products and, in the case of water services, on the quantity of water volume processed. Marketing revenue is recognized simultaneously with the sale of our commodity production to our customers while water service revenue is recognized in the month that the service is rendered. Direct costs associated with our marketing efforts are included in G&A expenses and direct costs associated with our water service efforts are netted against the underlying revenue.
Credit Losses
We monitor and assess our portfolio of accounts receivable, including those from our customers, our joint interest partners and others, when applicable, for credit losses on a monthly basis as we originate the underlying financial assets. Our review process and related internal controls take into appropriate consideration (i) past events and historical experience with the identified portfolio segments, (ii) current economic and related conditions within the broad energy industry as well as those factors with broader applicability and (iii) reasonable supportable forecasts consistent with other estimates that are inherent in our financial statements. In order to facilitate our processes for the review and assessment of credit losses, we have identified the following portfolio segments: (i) customers for our commodity production and (ii) joint interest partners which are further stratified into the following sub-segments: (a) mutual operators which includes joint interest partners with whom we are a non-operating joint interest partner in properties for which they are the operator, (b) large partners consisting of those legal entities that maintain a working interest of at least 10 percent in properties for which we are the operator and (c) all others which includes legal entities that maintain working interests of less than 10 percent in properties for which we are the operator as well as legal entities with whom we no longer have an active joint interest relationship, but continue to have transactions, including joint venture audit settlements, that from time-to-time give rise to the origination of new accounts receivable.

Share-Based Compensation
Our stock compensation plans permit the grant of incentive and nonqualified stock options, common stock, deferred common stock units, restricted stock and restricted stock units to our employees and directors. We measure the cost of employee services received in exchange for an award of equity-classified instruments based on the grant-date fair value of the award. Compensation cost associated with equity-classified awards are generally amortized on a straight-line basis over the applicable vesting period except for those that are based on performance which are amortized on a graded basis over the term of the applicable performance periods. Compensation cost associated with liability-classified awards is measured at the end of each reporting period and recognized based on the period of time that has elapsed during the applicable performance period. We recognize forfeitures as they occur. We recognize share-based compensation expense related to our share-based compensation plans as a component of G&A in our Consolidated Statements of Operations.
Reorganization Items
Includes adjustments directly attributable to the final administration and discharge of our bankruptcy case in connection with a final decree that was issued in November 2018 and that are not a part of our continuing operations.
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

Valuation of Acquisition
The fair values of the oil and gas properties acquired in the Hunt Acquisition were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future cash flows (v) the timing of or development plans and (vi) a market-based weighted-average cost of capital. The fair value of the other property and equipment acquired was measured primarily with reference to replacement costs for similar assets adjusted for the age and normal use of the underlying assets. Because many of these inputs are not observable, we have classified the initial fair value estimates as Level 3 inputs as that term is defined in GAAP.
Impact of Acquisition on Actual and Pro Forma Results of Operations
The results of operations attributable to the Hunt Acquisition have been included in our Consolidated Financial Statements for the periods after March 1, 2018. The Hunt Acquisition provided revenues and estimated earnings, excluding allocations of interest expense and income taxes, of approximately $0.4 million and $0.2 million, respectively, for the period from March 1, 2018 through March 31, 2018. As the properties and working interests acquired in connection with the Hunt Acquisitions are included within our existing Eagle Ford acreage, it is not practical or meaningful to disclose revenues and earnings unique to those assets for periods beyond those during which they were acquired, as they were fully integrated into our regional operations soon after their acquisition.
The following table presents unaudited summary pro forma financial information for the year ended December, 31, 2018 assuming the Hunt Acquisition occurred as of January 1, 2017. The pro forma financial information does not purport to represent what our actual results of operations would have been if the Hunt Acquisitions had occurred as of this date, or the results of operations for any future periods.

Total revenues	$446,077
Net income	$227,930
Net income per share - basic	$15.14
Net income per share - diluted	$14.91
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
The Mid-Continent properties had AROs of $0.3 million as well as a net working capital deficit attributable to the oil and gas properties of $1.3 million as of July 31, 2018. The net pre-tax operating income attributable to the Mid-Continent assets was $1.6 million for the year ended December 31, 2018.
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
5.    Accounts Receivable and Revenues from Contracts with Customers
The following table summarizes our accounts receivable by type as of the dates presented:

	December 31,
	2020	2019
Customers	$39,672	$63,165
Joint interest partners	3,079	6,929
Other	8	674
	42,759	70,768
Less: Allowance for credit losses	(197)	(52)
	$42,562	$70,716

Revenue from Contracts with Customers
For the year ended December 31, 2020, three customers accounted for $150.8 million, or approximately 56% of our consolidated product revenues. The revenues generated from these customers during 2020 were $72.3 million, $50.2 million, and $28.3 million or 27%, 19%, and 10% of the consolidated total, respectively. As of December 31, 2020, $18.6 million, or approximately 47% of our consolidated accounts receivable from customers was related to these customers. For the year ended December 31, 2019, four customers accounted for $354.6 million, or approximately 76% of our consolidated product revenues. The revenues generated from these customers during 2019 were $172.3 million, $84.6 million, $50.7 million and $47.0 million or approximately 37%, 18%, 11% and 10% of the consolidated total, respectively. As of December 31, 2019, $44.5 million, or approximately 70% of our consolidated accounts receivable from customers was related to these customers.
Credit Losses and Allowance for Credit Losses
Adoption of ASU 2016–13
Effective January 1, 2020, we adopted ASU 2016–13 and have applied the guidance therein to our portfolio of accounts receivable including those from our customers and our joint interest partners. We have adopted ASU 2016–13 using the modified retrospective method resulting in an adjustment of less than $0.1 million to the beginning balance of retained earnings and a corresponding increase to the allowance for credit losses as of January 1, 2020. As of December 31, 2020, the allowance for credit losses is entirely attributable to certain receivables from joint interest partners as described below.
Customers. We sell our commodity products to approximately 20 customers. A substantial majority of these customers are large, internationally recognized refiners and marketers in the case of our crude oil sales and large domestic processors and interstate pipelines with respect to our NGL and natural gas sales. As noted in our disclosures regarding major customers above, a significant portion of our outstanding customer accounts receivable are concentrated within a group of up to five customers at any given time. Due primarily to the historical market efficiencies and generally timely settlements associated with commodity sale transactions for crude oil, NGLs and natural gas, we have assessed this portfolio segment at zero risk for credit loss upon the adoption of ASU 2016–13 and for each of the periods included in the year ended December 31, 2020. Historically, we have never experienced a credit loss with such customers. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.
Mutual Operators. As of December 31, 2020, we had mutual joint interest partner relationships with two upstream producers that also operate properties within the Eagle Ford for which we have non-operated working interests. Historically we have had full and timely collection experiences with these entities and we ourselves are timely with respect to our payments to them of joint venture costs. Upon adoption of ASU 2016–13, we had assessed this portfolio segment at zero risk for credit loss; however, in light of the potential for liquidity concerns due to current economic conditions in the near-term, we have assessed receivables originating in 2020 with a 5 percent risk.
Large Partners. As of December 31, 2020, three legal entities had working interests of 10 percent or greater in properties that we operate. These entities are primarily passive investors. Historically we have had full and timely collection experiences with these entities. Upon adoption of ASU 2016–13, we had assessed this portfolio segment at a risk of 1 percent for credit loss; however, in light of the potential for liquidity concerns due to current economic conditions in the near-term, we have increased the assessed receivables originating in 2020 to a 2 percent risk.
All Others. As of December 31, 2020, approximately 20 legal entities had working interests of less than 10 percent in properties that we operate. Historically, this is the only portfolio segment with whom we have experienced credit losses. Generally, this group includes passive investors and smaller producers that may not have the wherewithal or alternative sources of liquidity to settle their obligations to us in the event of individual challenges unique to smaller entities as well as adverse economic conditions in general. Upon adoption of ASU 2016–13, we had assessed this portfolio segment at a risk of 5 percent for credit loss; however, in light of the potential for liquidity concerns due to current economic conditions in the near-term, we have increased the assessed receivables originated in 2020 to a 10 percent risk. As of December 31, 2020, approximately $0.2 million of accounts receivables attributable to this portfolio segment was past due, or over 60 days.
    The following table summarizes the activity in our allowance for credit losses, by portfolio segment, for the year ended December 31, 2020:

		Joint Interest Partners
	Customers	Mutual Operators	Large Partners	All Others	Total
Balance at beginning of period	$—	$—	$—	$52	$52
Adjustment upon adoption	—	—	60	16	76
Provision for expected credit losses	—	9	27	33	69
Write-offs and recoveries	—	—	—	—	—
Balance at end of period	$—	$9	$87	$101	$197

6.    Derivative Instruments
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
Commodity Derivatives
The following is a general description of the commodity derivative instruments we have employed:
Swaps. A swap contract is an agreement between two parties pursuant to which the parties exchange payments at specified dates on the basis of a specified notional amount, or the swap price, with the payments calculated by reference to specified commodities or indexes. The purchasing counterparty to a swap contract is required to make a payment to selling counterparty based on the amount of the swap price in excess of the settlement price multiplied by the notional volume if the settlement price for any settlement period is below the swap price for such contract. We are required to make a payment to the counterparty based on the amount of the settlement price in excess of the swap price multiplied by the notional volume if the settlement price for any settlement period is above the swap price for such contract.
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

The following table sets forth our commodity derivative contracts as of December 31, 2020:

	1Q2021	2Q2021	3Q2021	4Q2021	1Q2022	2Q2022	3Q2022	4Q2022	1Q2023	2Q2023
NYMEX WTI Crude Swaps
Average Volume Per Day (barrels)	3,889	3,297	815	815
Weighted Average Swap Price ($/barrel)	$54.38	$55.89	$45.54	45.54

NYMEX WTI Crude Collars
Average Volume Per Day (barrels)	9,722	10,440	9,239	8,152	2,917	2,885	2,853	2,853	2,917	2,855
Weighted Average Purchased Put Price ($/barrel)	$40.00	$42.84	$40.35	$40.40	$40.00	$40.00	$40.00	$40.00	$40.00	$40.00
Weighted Average Sold Call ($/barrel)	$45.78	$51.70	$51.85	$52.10	$50.00	$50.00	$50.00	$50.00	$50.00	$50.00

NYMEX WTI Purchased Puts
Average Volume Per Day (barrels)	1,667
Weighted Average Purchased Put Price ($/barrel)	$55.00

NYMEX WTI Sold Puts
Average Volume Per Day (barrels)	556	11,538	5,707	5,707
Weighted Average Sold Put ($/barrel)	$26.50	$36.93	$35.14	35.14

MEH-NYMEX WTI Crude Basis Swaps
Average Volume Per Day (barrels)	8,889
Weighted Average Swap Price ($/barrel)	$1.16

NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (barrels)	14,444	13,187	13,043	13,043
Weighted Average Swap Price ($/barrel)	$(0.18)	$0.07	$0.07	$0.07

NYMEX HH Collars
Average Volume Per Day (MMBtus)	10,000	9,890	9,783	9,783
Weighted Average Purchased Put Price ($/MMBtu)	$2.607	$2.607	$2.607	$2.607
Weighted Average Sold Call ($/MMBtu)	$3.117	$3.117	$3.117	$3.117

NYMEX HH Sold Puts
Average Volume Per Day (MMBtus)	6,667	6,593	6,522	6,522
Weighted Average Sold Put Strike ($/MMBtu)	$2.000	$2.000	$2.000	$2.000
As of December 31, 2020, we were unhedged with respect to NGL production.

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
Financial Statement Impact of Derivatives
The impact of our derivatives activities on income is included in the “Derivatives” caption on our Consolidated Statements of Operations. The effects of derivative gains and (losses) and cash settlements are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded in the “Derivative contracts” section of our Consolidated Statements of Cash Flows under the “Net (gains) losses” and “Cash settlements and premiums received (paid), net.”
The following table summarizes the effects of our derivative activities for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Interest rate swap losses recognized in the Consolidated Statements of Operations	$(7,510)	$—	$—
Commodity gains (losses) recognized in the Consolidated Statements of Operations	95,932	(68,131)	37,427
	$88,422	$(68,131)	$37,427

Interest rate cash settlements recognized in the Consolidated Statements of Cash Flows	$(2,210)	$—	$—
Commodity cash settlements and premiums received (paid) recognized in the Consolidated Statements of Cash Flows	80,297	(4,136)	(48,291)
	$78,087	$(4,136)	$(48,291)
The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets as of the dates presented:

		Fair Values
		December 31, 2020		December 31, 2019
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Interest rate contracts	Derivative assets/liabilities – current	$—	$3,655	$—	$—
Commodity contracts	Derivative assets/liabilities – current	78,793	81,772	4,131	23,450
Interest rate contracts	Derivative assets/liabilities – noncurrent	—	1,645	—	—
Commodity contracts	Derivative assets/liabilities – noncurrent	25,449	26,789	2,750	3,385
		$104,242	$113,861	$6,881	$26,835
As of December 31, 2020, we reported net commodity derivative liabilities of $4.3 million and net Interest Rate Swap liabilities of $5.3 million. The contracts associated with these position are with eight counterparties for commodity derivatives and four counterparties for Interest Rate Swaps, all of which are investment grade financial institutions and are participants in the Credit Facility. This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions.
We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.

7.    Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	December 31,
	2020	2019
Oil and gas properties:
Proved	$1,545,910	$1,409,219
Unproved	49,935	53,200
Total oil and gas properties	1,595,845	1,462,419
Other property and equipment	27,746	25,915
Total property and equipment	1,623,591	1,488,334
Accumulated depreciation, depletion and amortization	(900,042)	(367,909)
	$723,549	$1,120,425
Unproved property costs of $49.9 million and $53.2 million have been excluded from amortization as of December 31, 2020 and December 31, 2019, respectively. An additional $1.2 million of costs, associated with wells in-progress for which we had not previously recognized any proved undeveloped reserves, were excluded from amortization as of December 31, 2020. The total costs not subject to amortization as of December 31, 2020 were incurred in the following periods: $2.2 million in 2020, $1.6 million in 2019, $2.0 million in 2018 and $44.2 million prior to 2018 as well as $1.1 million of capitalized interest applied thereto. We transferred $8.3 million and $16.8 million of undeveloped leasehold costs, including capitalized interest, associated with proved undeveloped reserves, acreage unlikely to be drilled or expiring acreage, from unproved properties to the full cost pool during the years ended December 31, 2020 and 2019, respectively. We capitalized internal costs of $2.1 million, $4.1 million and $3.7 million and interest of $2.7 million, $4.1 million and $9.1 million during the year ended December 31, 2020, 2019 and 2018 respectively, in accordance with our accounting policies. Average DD&A per BOE of proved oil and gas properties was $15.83, $17.25 and $16.11 for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, the carrying value of our proved oil and gas properties exceeded the limit determined by the Ceiling Test by $120.3 million. Accordingly, we recorded an impairment of our oil and gas properties by this amount for the three months ended December 31, 2020, and when combined with the $271.5 million record in the first nine months of 2020, $391.8 million for the year ended December 31, 2020. Because the Ceiling Test utilizes commodity prices based on a trailing twelve month average, as of December 31, 2020 it does not fully reflect the substantial decline in commodity prices that accelerated early in the second quarter of 2020 due to the economic impact of the COVID-19 pandemic and the ongoing disruption in global energy markets. Accordingly, we may incur an additional impairment during the first quarter of 2021.
8.    Asset Retirement Obligations
The following table reconciles our AROs as of the dates presented, which are included in the “Other liabilities” caption on our Consolidated Balance Sheets:

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$4,934	$4,314
Changes in estimates	33	(2)
Liabilities incurred	121	290
Liabilities settled	—	(67)
Acquisitions of properties	16	83
Accretion expense	357	316
Balance at end of period	$5,461	$4,934

9.    Long-Term Debt
The following table summarizes our long-term debt as of the dates presented:

	December 31, 2020		December 31, 2019
	Principal	Unamortized Discount and Issuance Costs [1,2]	Principal	Unamortized Discount and Issuance Costs [1,2]
Credit facility	$314,400		$362,400
Second lien term loan	200,000	$4,903	200,000	$7,372
Totals	514,400	4,903	562,400	7,372
Less: Unamortized discount (“OID”) [2]	(1,604)		(2,415)
Less: Unamortized deferred issuance costs [1,2]	(3,299)		(4,957)
Long-term debt, net	$509,497		$555,028
_____________________________________________
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
Credit Facility
The Credit Facility provides for a $1.0 billion revolving commitment and a $375 million borrowing base including a $25 million sublimit for the issuance of letters of credit. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base; however, outstanding borrowings under the Credit Facility are limited to a maximum of $350 million until the next redetermination of the borrowing base. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. Certain minimum hedging and other conditions included in the Ninth Amendment were initially satisfied in February 2021 which allow for a borrowing base holiday until Fall 2021 assuming we continue to satisfy the conditions. The Credit Facility is available to us for general corporate purposes, including working capital. The Credit Facility is scheduled to mature in May 2024. We had $0.4 million in letters of credit outstanding as of December 31, 2020 and 2019.
In the years ended December 31, 2020 and 2019, we incurred and capitalized issue costs of $0.1 million and $2.6 million, respectively, in connection with amendments to the Credit Facility and wrote off $0.9 million of previously capitalized issue costs due to a decrease in the borrowing base associated with an amendment during the first half of 2020. We incurred and capitalized $0.4 million of issue costs in January 2021 in connection with the Ninth Amendment. In addition to the requirement to repay outstanding borrowings of $80.5 million under the Credit Facility from the proceeds of the Juniper Transactions, the Ninth Amendment provides for: (i) the aforementioned borrowing base holiday, (ii) introduces a first lien leverage ratio covenant of 2.50 times, tested quarterly and (iii) permits amortization payments of up to $1.875 million per quarter to be made under the Second Lien Facility until January 2022 if no default exists both before and after giving effect to the payments and thereafter using available free cash flow upon the satisfaction of certain conditions (including maintaining a leverage ratio of 2.00 to 1.00 and availability of at least 25% under the Credit Facility after giving pro forma effect to the payment). In addition, the Ninth Amendment provides for a minimum hedge condition that further limits the type of instruments to be utilized, the notional volume to be hedged and sets a minimum floor price for certain contracts as well as a provision for the replacement of the LIBOR interest rate upon its expiration in 2022.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) a Eurodollar rate, including LIBOR through 2021, plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days. As of December 31, 2020, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 3.40%. Unused commitment fees are charged at a rate of 0.50%.
The Credit Facility is guaranteed by the Partnership and all of its subsidiaries (excluding the borrower subsidiary)(the “Guarantor Subsidiaries”). The guarantees under the Credit Facility are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. There are no significant restrictions on the ability of the borrower or any of the Guarantor Subsidiaries to obtain funds through dividends, advances or loans. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our subsidiaries’ assets.

The Credit Facility requires us to maintain (1) a minimum current ratio (as defined in the Credit Facility, which considers the unused portion of the total commitment as a current asset), measured as of the last day of each fiscal quarter of 1.00 to 1.00, (2) a maximum leverage ratio (consolidated indebtedness to adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses, both as defined in the Credit Facility), measured as of the last day of each fiscal quarter, of 3.50 to 1.00 and (3) a maximum first lien leverage ratio (consolidated secured indebtedness to adjusted earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses, both as defined in the Credit Facility), measured as of the last day of each fiscal quarter, of 2.50 to 1.00.
The Credit Facility also contains affirmative and negative covenants, including as to compliance with laws
(including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, weekly cash balance reports, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, merger, consolidation or sale of assets, payment of dividends, and transactions with affiliates and other customary covenants. In addition, the Credit Facility contains certain anti-cash hoarding provisions, including the requirement to repay outstanding loans and cash collateralize outstanding letters of credit on a weekly basis in the amount of any cash on the balance sheet (subject to certain exceptions) in excess of $25 million.
The Credit Facility contains events of default and remedies. If we do not comply with the financial and other covenants in the Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility.
As of December 31, 2020, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Credit Facility.
Second Lien Facility
On September 29, 2017, we entered into the Second Lien Facility and the proceeds were used to fund a significant acquisition and related fees and expenses. Amounts under the Second Lien Facility were borrowed at a price of 98% with an initial interest rate of 8.34% resulting in an effective interest rate of 9.89%. As illustrated in the table above, the OID and issue costs of the Second Lien Facility are presented as reductions to the outstanding term loan. These costs are subject to amortization using the interest method over the term of the Second Lien Facility.
On November 2, 2020, we entered into the Second Lien Amendment which became effective upon the closing of the Juniper Transactions. In addition to a required prepayment of $50.0 million of outstanding advances under the Second Lien Facility, the Second Lien Amendment provides for (i) the extension of the maturity date of the Second Lien Facility to September 29, 2024, (ii) an increase to the margin applicable to advances under the Second Lien Facility; (iii) the imposition of certain limitations on capital expenditures, acquisitions and investments if the Asset Coverage Ratio (as defined therein) at the end of any fiscal quarter is less than 1.25 to 1.00, (iv) the requirement for maximum and, in certain circumstances as described therein, minimum hedging arrangements, (v) beginning in 2021, a requirement to make quarterly amortization payments equal to $1.875 million and (vi) a provision for the replacement of the LIBOR interest rate upon its expiration in 2022. On the Closing Date, we entered into the Omnibus Amendment to the Second Lien Facility (the “Omnibus Amendment”) to, among other things, effectuate the release of the Company from its guarantee of the obligations under the Second Lien Facility and its grant of a security interest in its assets. In January 2021, we incurred and capitalized $1.4 million of issue costs in connection with the Second Lien Amendment and wrote off $1.3 million of previously capitalized issue costs and OID allocable to the $50.0 million prepayment and a $1.3 million principal payment to liquidate the outstanding advances attributable to a single participant lender.
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin of 8.25% or (b) a Eurodollar rate, including LIBOR through 2021, with a floor of 1.00%, plus an applicable margin of 7.25%; provided that the applicable margin will increase to 9.25% and 8.25%, respectively, during any quarter in which the quarterly amortization payment is not made. As of December 31, 2020, the actual interest rate of outstanding borrowings under the Second Lien Facility was 8.00%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one or 3 months (including in three month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year.
We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to the following prepayment premiums (in addition to customary “breakage” costs with respect to Eurodollar loans): from January 15, 2021 through January 14, 2022, 102% of the amount being prepaid, from January 15, 2022 through January 14, 2023, 101% of the amount being prepaid; and thereafter, no premium. The Second Lien Facility also provides for the following prepayment premiums in the event of a change in control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility: from January 15, 2021 through January 14, 2022, 102% of the amount being prepaid, from January 15, 2023 through January 14, 2023, 101% of the amount being prepaid; and thereafter, no premium.

The Second Lien Facility is collateralized by substantially all of the Partnership’s and its subsidiaries’ assets with lien priority subordinated to the liens securing the Credit Facility. The obligations under the Second Lien Facility are guaranteed by the Partnership and the Subsidiary Guarantors.
The Second Lien Facility has no financial covenants, but contains affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), limitations on capital expenditures, investments, the incurrence of liens and indebtedness, merger, consolidation or sale of assets, payment of dividends and transactions with affiliates and other customary covenants.
As of December 31, 2020, and through the date upon which the Consolidated Financial Statements were issued, we were in compliance with all of the covenants under the Second Lien Facility.
10.    Income Taxes
The following table summarizes our provision for income taxes for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Current income taxes (benefit)
Federal	$(1,236)	$(1,236)	$(2,471)
State	357	—	—
	(879)	(1,236)	(2,471)
Deferred income taxes (benefit)
Federal	1,236	1,236	2,471
State	(2,660)	2,137	523
	(1,424)	3,373	2,994
	$(2,303)	$2,137	$523
The following table reconciles the difference between the income tax expense (benefit) computed by applying the statutory tax rate to our income (loss) before income taxes and our reported income tax expense (benefit) for the periods presented:

	Year Ended December 31,
	2020		2019		2018
Computed at federal statutory rate	$(65,701)	(21.0)%	$15,272	21.0%	$47,315	21.0%
State income taxes, net of federal income tax benefit	(1,856)	(0.6)%	1,494	2.1%	1,743	0.8%
Change in valuation allowance	64,062	20.5%	(14,240)	(19.6)%	(48,820)	(21.7)%
Other, net	1,192	0.4%	(389)	(0.5)%	285	0.1%
	$(2,303)	(0.7)%	$2,137	3.0%	$523	0.2%

The following table summarizes the principal components of our deferred income tax assets and liabilities as of the dates presented:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$180,531	$175,221
Alternative minimum tax (“AMT”) credit carryforwards	—	1,236
Asset retirement obligations	1,188	1,073
Pension and postretirement benefits	301	340
Share-based compensation	467	880
Fair value of derivative instruments	2,737	4,191
Interest expense limitation	—	11,463
ROU assets	564	—
Other	1,484	2,441
	187,272	196,845
Less: Valuation allowance	(179,006)	(114,939)
Total net deferred tax assets	8,266	81,906
Deferred tax liabilities:
Property and equipment	7,728	83,330
ROU obligations	538	—
Total deferred tax liabilities	8,266	83,330
Net deferred tax liabilities	$—	$(1,424)
Income Tax Provision
The provision for the years ended December 31, 2020, 2019 and 2018 includes current federal benefits of $1.2 million, $1.2 million and $2.5 million attributable to refunds of AMT credits for the 2020, 2019 and 2018 tax years, respectively. The amounts attributable to 2020 combined the amounts attributable to 2019, which had been recognized on our Consolidated Balance Sheet as of December 31, 2019 as a current asset, were received in 2020 as an acceleration of all AMT credits in connection with certain provisions of the CARES Act. The $2.5 million attributable to 2018 was refunded to us in 2019. These benefits have been offset by corresponding decreases in the deferred tax asset associated with AMT credit carryforwards giving rise to deferred federal expenses for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we have recognized deferred state tax benefits of $2.7 million and expenses of $2.1 million and $0.5 million attributable to property and equipment as well as $0.4 million of current state expense attributable to the Texas margin tax for the year ended December 31, 2020 for overall effective tax rates of 0.7%, 3.0% and 0.2% for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred Tax Assets and Liabilities
As of December 31, 2020, we had federal NOL carryforwards of approximately $638.6 million, a substantial portion of which, if not utilized, expire between 2032 and 2037. NOLs incurred after January 1, 2018 can be carried forward indefinitely. Because of the change in ownership provisions of the Code, use of a portion of our federal NOLs may be limited in future periods. As of December 31, 2020, we carried a valuation allowance against our federal and state deferred tax assets of $179.0 million. We considered both the positive and negative evidence in determining whether it was more likely than not that some portion or all of our deferred tax assets will be realized. The amount of deferred tax assets considered realizable could, however, be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective positive evidence, including projections for growth. The valuation allowance along with $8.3 million of deferred tax liabilities fully offset our deferred tax assets. Accordingly, there are no net deferred tax assets or liabilities reflected on our Consolidated Balance Sheet as of December 31, 2020.
The net deferred tax liability recognized on the Consolidated Balance Sheet as of December 31, 2019 is attributable to certain state deferred tax liabilities associated with property and equipment in excess of federal deferred tax assets associated with refundable AMT credit carryforwards for tax years ending after 2019.
Other Income Tax Matters
We had no liability for unrecognized tax benefits as of December 31, 2020 and 2019. There were no interest and penalty charges recognized during the years ended December 31, 2020, 2019 and 2018. Tax years from 2015 forward remain open for examination by the Internal Revenue Service and various state jurisdictions.

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
The following table summarizes the components of our total lease cost, as determined in accordance with ASC Topic 842, for the periods presented:

	Year Ended December 31,
	2020	2019
Operating lease cost	$979	$773
Short-term lease cost	23,721	36,202
Variable lease cost	21,932	23,762
Less: Amounts charged as drilling costs [1]	(20,708)	(33,354)
Total lease cost recognized in the Consolidated Statement of Operations [2]	$25,924	$27,383
___________________
1    Represents the combined gross amounts paid and (i) capitalized as drilling costs for our working interest share and (ii) billed to joint interest partners for their working interest share for short-term leases of operated drilling rigs.
2    Includes $11.2 million and $12.1 million recognized in GPT, $13.8 million and $14.5 million recognized in Lease operating expense (“LOE”) and $1.0 million and $0.8 million recognized in G&A for the years ended December 31, 2020 and 2019, respectively.
    Operating lease rental expense, as determined in accordance with prior GAAP was $2.7 million for the year ended December 31, 2018, related primarily to field equipment, office equipment and office leases. The substantial difference between operating lease rental expense disclosed in accordance with prior GAAP and that provided in the table above for 2020 and 2019, in accordance with ASC Topic 842, is attributable to the aforementioned field gas gathering and gas lift agreement which has been determined to be a variable lease under ASC Topic 842.
The following table summarizes supplemental cash flow information, as determined in accordance with ASC Topic 842, related to leases for the periods presented:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$943	$659
ROU assets obtained in exchange for operating lease obligations [1]	$388	$3,325
___________________
1    Includes $2.5 million recognized upon adoption of ASC Topic 842 and $0.8 million obtained during the twelve months ended December 31, 2019.
The following table summarizes supplemental balance sheet information related to leases as of the dates presented:

	December 31,
	2020	2019
ROU assets – operating leases	$2,432	$2,740
Current operating lease obligations	$936	$847
Noncurrent operating lease obligations	1,752	2,232
Total operating lease obligations	$2,688	$3,079
Weighted-average remaining lease term – operating leases	3.1 years	4.1 years
Weighted-average discount rate – operating leases	3.24%	5.97%
Maturities of operating lease obligations for the years ending December 31,
2021	$936
2022	874
2023	872
2024	146
Total undiscounted lease payments	2,828
Less: imputed interest	(140)
Total operating lease obligations	$2,688

12.    Supplemental Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	December 31,
	2020	2019
Prepaid and other current assets:
Tubular inventory and well materials	$3,856	$2,989
Prepaid expenses [1]	15,189	1,469
	$19,045	$4,458
Other assets:
Deferred issuance costs of the Credit Facility, net of amortization	$2,349	$3,952
Right-of-use assets – operating leases	2,432	2,740
Other	127	32
	$4,908	$6,724
Accounts payable and accrued liabilities:
Trade accounts payable	$7,055	$30,098
Drilling costs	16,088	18,832
Royalties	26,615	44,537
Production, ad valorem and other taxes	3,094	3,244
Compensation and benefits	4,222	5,272
Interest	504	730
Current operating lease obligations	936	847
Other [2]	4,254	2,264
	$62,768	$105,824
Other liabilities:
Asset retirement obligations	$5,461	$4,934
Noncurrent operating lease obligations	1,752	2,232
Defined benefit pension obligations	865	873
Postretirement health care benefit obligations	284	343
	$8,362	$8,382
_______________________
1 The balance as of December 31, 2020 includes $13.6 million for the prepayment of drilling and completion services and materials in advance of the program for the first quarter of 2021.
2 The balance as of December 31, 2020 includes $3.5 million of accrued costs attributable to Juniper Transaction expenses.

13.    Fair Value Measurements
We apply the authoritative accounting provisions included in GAAP for measuring fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.
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

Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 inputs generally provide the most reliable evidence of fair value.
•Level 2: Quoted prices in markets that are not active or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and our variable-rate Credit Facility and Second Lien Facility borrowings. As of December 31, 2020, the carrying value of all these financial instruments approximated fair value. Our derivatives are marked-to-market and presented at their fair values.
Recurring Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis on our Consolidated Balance Sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	As of December 31, 2020
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$78,793	$—	$78,793	$—
Commodity derivative assets – noncurrent	$25,449	$—	$25,449	$—
Liabilities:
Interest rate swap liabilities - current	$(3,655)	$—	$(3,655)	$—
Interest rate swap liabilities - noncurrent	$(1,645)	$—	$(1,645)	$—
Commodity derivative liabilities – current	$(81,772)	$—	$(81,772)	$—
Commodity derivative liabilities – noncurrent	$(26,789)	$—	$(26,789)	$—

	As of December 31, 2019
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$4,131	$—	$4,131	$—
Commodity derivative assets – noncurrent	2,750	—	2,750	—
Liabilities:
Commodity derivative liabilities – current	$(23,450)	$—	$(23,450)	$—
Commodity derivative liabilities – noncurrent	(3,385)	—	(3,385)	—
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one level of the fair value hierarchy to another level. In such instances, the transfer is deemed to have occurred at the beginning of the quarterly period in which the event or change in circumstances that caused the transfer occurred. There were no transfers during any period in the years ended December 31, 2020, 2019 and 2018.
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
•Interest rate swaps: We determine the fair values of our interest rate swaps using an income valuation approach valuation technique which discounts future cash flows back to a single present value. We estimate the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each of these is a Level 2 input.

Non-Recurring Fair Value Measurements
In addition to the fair value measurements applied with respect to the Hunt Acquisition, as described in Note 4, the most significant non-recurring fair value measurements utilized in the preparation of our Consolidated Financial Statements are those attributable to the initial determination of AROs associated with the ongoing development of new oil and gas properties. The determination of the fair value of AROs is based upon regional market and facility specific information. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. Because these significant fair value inputs are typically not observable, we have categorized the initial estimates as level 3 inputs.
14.    Commitments and Contingencies
The following table sets forth our significant commitments as of December 31, 2020, by category, for the next 5 years and thereafter:

Year	Gathering and Intermediate Transportation	Other Commitments
2021	$12,962	$317
2022	12,962	184
2023	12,962	—
2024	12,962	—
2025	12,962	—
Thereafter	24,827	—
Total	$89,637	$501
Drilling and Completion Commitments
As of December 31, 2020, we had contractual commitments on a pad-to-pad basis for two drilling rigs. Additionally, we have an agreement, effective January 2, 2021, which can be terminated with 30 days’ notice by either party, to utilize certain frac services and related materials, with no minimum commitment, through December 31, 2021.
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
Crude Oil Storage
As a component of the crude oil gathering agreement referenced above, we have access up to approximately 180,000 barrels of dedicated tank capacity for no additional charge at the service provider’s central delivery point facility (“CDP”), in Lavaca County, Texas through February 2041. We have also contracted for access up to an additional 70,000 barrels of tank capacity at the CDP on a month-to-month basis which can be terminated by either party with 45-days’ notice to the counterparty. We have also contracted for crude oil storage capacity for up to 90,000 barrels with a downstream interstate pipeline at a facility in DeWitt County, Texas, on a month-to-month basis which can be terminated by either party with 45-days’ notice to the counterparty. Finally, we have an agreement with a marketing affiliate of the aforementioned downstream interstate pipeline to utilize up to 62,000 barrels of capacity within their system on a firm basis and an additional 120,000 barrels, if available, on a flexible basis through April 2021. Costs associated with these agreements are in the form of monthly fixed rate short-term leases and are charged as incurred on a monthly basis to GPT.

Other Commitments
We have entered into certain contractual arrangements for other products and services. We have purchase commitments for certain materials as well as minimum commitments under information technology licensing and service agreements, among others.
Legal
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of December 31, 2020, we had an estimated reserve in the amount of $0.1 million for certain claims made against us regarding previously divested operations included in “Accounts payable and accrued liabilities.”
Environmental Compliance
Extensive federal, state and local laws govern oil and gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2020, we have recorded AROs of $5.5 million attributable to these activities. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material impact on our financial condition or results of operations. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws, including any significant limitation on the use of hydraulic fracturing, have the potential to adversely affect our operations.
15.    Shareholders’ Equity
Preferred Stock
As of December 31, 2020 and December 31, 2019, there were 5,000,000 shares of preferred stock authorized with none issued or outstanding.
Common Stock
As of December 31, 2020 and December 31, 2019, there were 15,200,435 and 15,135,598 shares of Common Stock outstanding, respectively, with a par value of $0.01 per share. We have a total of 45,000,000 shares authorized. We have not paid any cash dividends on our common stock. In addition, our Credit Facility and Second Lien Facility have restrictive covenants that limit our ability to pay dividends.
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income and losses are entirely attributable to our pension and postretirement health care benefit obligations. The accumulated other comprehensive income, net of tax, was approximately $0.1 million for all periods presented.

16.    Share-Based Compensation and Other Benefit Plans
We reserved 1,424,600 shares of Common Stock for issuance under the Penn Virginia Corporation Management Incentive Plan (the “Incentive Plan”) for future share-based compensation awards. A total of 641,997 time-vested restricted stock units (“RSUs”) and 258,991 performance restricted stock units (“PRSUs”) have been granted as of December 31, 2020 including 57,500 RSUs and 57,500 PRSUs that were issued as an inducement award outside of the Incentive Plan.
We recognized $3.3 million, $4.1 million and $4.6 million of share-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. All of our share-based compensation awards are classified as equity instruments because they result in the issuance of common stock on the date of grant, upon exercise or are otherwise payable in common stock upon vesting, as applicable. The compensation cost attributable to these awards has been measured at the grant date and recognized over the applicable vesting periods as a non-cash item of expense.
Time-Vested Restricted Stock Units
A restricted stock unit entitles the grantee to receive a share of common stock upon the vesting of the restricted stock unit. The grant date fair value of our time-vested restricted stock unit awards are recognized on a straight-line basis over the applicable vesting period.
The following table summarizes activity for our most recent fiscal year with respect to awarded RSUs:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at beginning of year	136,876	$49.76
Granted	281,382	$4.49
Vested	(63,916)	$43.30
Forfeited	(35,062)	$27.83
Balance at end of year	319,280	$13.56
As of December 31, 2020, we had $3.0 million of unrecognized compensation cost attributable to RSUs. We expect that cost to be recognized over a weighted-average period of 1.0 years. The total grant-date fair values of RSUs that vested in 2020, 2019 and 2018 was $2.8 million, $3.0 million and $3.3 million, respectively.
Performance Restricted Stock Units
In the years ended December 31, 2020 and December 31, 2019, we granted 145,399 and 15,066 PRSUs, respectively to members of our management. There were no PRSUs granted for the year ended December 31, 2018. The PRSUs were issued collectively in separate tranches with individual performance periods beginning in January 2019, 2020 and 2021, respectively. Vesting of the PRSUs can range from zero to 200% of the original grant based on the performance of our common stock relative to an industry index or for those granted in 2019 and 2020, a peer group of companies. Due to their market condition, the PRSUs are being charged to expense using graded vesting over a maximum of five years. The fair value of each PRSU award was estimated on their grant dates using a Monte Carlo simulation with $34.02 per PRSU for the 2019 grant and a range of $2.40 to $16.02 for the 2020 grants.
The ranges for the assumptions used in the Monte Carlo model for the PRSUs granted during 2020, 2019 and 2017 are presented as follows:

	2020	2019
Expected volatility	101.32% to 117.71%	49.9%
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.18% to 0.51%	1.66%

The following table summarizes activity for our most recent fiscal year with respect to PRSUs:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at beginning of year	79,914	$52.73
Granted	145,399	$7.79
Vested	(31,146)	$58.35
Forfeited	(20,635)	$55.99
Balance at end of year	173,532	$13.68
As of December 31, 2020, we had $1.5 million of unrecognized compensation cost attributable to PRSUs. We expect that cost to be recognized over a weighted-average period of 1.3 years.
Executive Transition and Retirement
In August 2020, we appointed Darrin Henke our new president and chief executive officer, or CEO, and director following the retirement of John Brooks. We incurred incremental G&A costs of approximately $1.2 million, in connection with Mr. Henke’s appointment and Mr. Brooks’ separation. In addition to those incremental costs, we recognized $0.7 million during the year ended December 31, 2020 for the accelerated vesting of certain share-based compensation awards of Mr. Brooks in connection with his retirement.
In December 2019, Steven A. Hartman separated from the Company. In accordance with his separation and transition agreement (“Hartman Separation Agreement”), we recorded a charge of $0.5 million for severance and other cash benefits that were paid in the first quarter of 2020. The Hartman Separation Agreement also provided for the accelerated vesting of certain share-based compensation awards for which we recognized accelerated expense of $0.2 million during the year ended December 31, 2019. Effective February 28, 2018, Mr. Harry Quarls retired from his position as a director and Executive Chairman of the Company. In connection with his retirement, we entered into a separation and consulting agreement (“Quarls Separation Agreement”) whereby Mr. Quarls agreed to provide transition and support services to us through December 31, 2018. We paid Mr. Quarls $0.3 million under the Quarls Separation Agreement. The Quarls Separation Agreement included a general release of claims and provided for the accelerated vesting of certain share-based compensation awards for which we recognized accelerated expense of $0.6 million during the year ended December 31, 2018. The costs associated with the Hartman and Quarls Separation Agreements, including the share-based compensation charges, were included as a component of “G&A expenses” in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively.
Defined Contribution Plan
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We provide matching contributions on our employees’ elective deferral contributions up to six percent of compensation up to the maximum statutory limits. The 401(k) Plan also provides for discretionary employer contributions. The expense recognized with respect to the 401(k) Plan was $0.9 million, $0.9 million, $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included as a component of “General and administrative expenses” in our Statements of Operations. Amounts representing accrued obligations to the 401(k) Plan of $0.2 million and $0.3 million are included in the “Accounts payable and accrued expenses” caption on our Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
Defined Benefit Pension and Postretirement Health Care Plans
We maintain unqualified legacy defined benefit pension and defined benefit postretirement health care plans which cover a limited population of former employees that retired prior to January 1, 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each year ended December 31, 2020, 2019 and 2018, and is included as a component of “Other, net” in our Statements of Operations. The combined unfunded benefit obligations under these plans were $1.3 million and are included within the “Accounts payable and accrued expenses” (current portion) and “Other liabilities” (noncurrent portion) captions on our Consolidated Balance Sheets as of December 31, 2020 and 2019.

17.    Interest Expense
The following table summarizes the components of interest expense for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Interest on borrowings and related fees	$29,851	$36,593	$32,164
Accretion of original issue discount [1]	811	743	680
Amortization of debt issuance costs [2]	3,339	2,611	2,736
Capitalized interest	(2,744)	(4,136)	(9,118)
	$31,257	$35,811	$26,462
_____________________________________________
1     Includes accretion of original issue discount attributable to the Second Lien Facility (see Note 9).
2    The year ended December 31, 2020 includes a total of $0.9 million of accelerated amortization attributable to the reduction in the borrowing base associated with an amendment to the Credit Facility in the spring of 2020.
18.    Earnings per Share
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Net income (loss) – basic and diluted	$(310,557)	$70,589	$224,785

Weighted-average shares – basic	15,176	15,110	15,059
Effect of dilutive securities [1]	—	16	233
Weighted-average shares – diluted	15,176	15,126	15,292
_____________________________________________
1     Represents a combination of unvested RSUs and PRSUs that are dilutive with the exception of December 31, 2019 at which time all of our unvested PRSUs were determined to be at a zero percent vesting level due to the relative performance of our common stock. For the year ended December 31, 2020, approximately 0.1 million potentially dilutive securities had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per common share.

Supplemental Quarterly Financial Information (Unaudited)

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues [1]	$91,379	$45,482	$69,411	$66,996
Operating income (loss) [2]	$21,301	$(52,465)	$(230,604)	$(107,407)
Net income (loss)	$163,094	$(94,715)	$(243,413)	$(135,523)
Net income (loss) per share – basic [3]	$10.76	$(6.24)	$(16.03)	$(8.92)
Net income (loss) per share – diluted [3]	$10.76	$(6.24)	$(16.03)	$(8.92)
Weighted-average shares outstanding:
Basic	15,152	15,167	15,183	15,200
Diluted	15,160	15,167	15,183	15,200

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues [4]	$105,228	$122,767	$119,304	$123,917
Operating income	$38,668	$47,888	$40,040	$50,225
Net income (loss)	$(38,697)	$51,625	$54,362	$3,299
Net income (loss) per share – basic [3]	$(2.56)	$3.42	$3.60	$0.22
Net income (loss) per share – diluted [3]	$(2.56)	$3.40	$3.59	$0.22
Weighted-average shares outstanding:
Basic	15,098	15,106	15,110	15,126
Diluted	15,098	15,162	15,160	15,131
_____________________________________________
1    Includes gains on sales of assets of less than $0.1 million for each quarter ended during 2020.
2 Includes impairments of our oil and gas properties of $35.5 million, $236.0 million and $120.3 million during the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020, respectively.
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
The following table sets forth our estimate of net quantities of proved reserves, including changes therein and proved developed and proved undeveloped reserves for the periods presented:

	Oil	NGLs	Natural Gas	Total Equivalents
Proved Developed and Undeveloped Reserves	(MBbl)	(MBbl)	(MMcf)	(MBOE)
December 31, 2017	55,829	8,864	47,267	72,572
Revisions of previous estimates	(19,096)	(1,789)	(9,608)	(22,487)
Extensions and discoveries	48,119	11,737	59,447	69,764
Production	(6,077)	(1,004)	(5,181)	(7,944)
Purchase of reserves	11,278	969	5,827	13,218
Sale of reserves in place	(397)	(733)	(6,259)	(2,173)
December 31, 2018	89,656	18,044	91,493	122,950
Revisions of previous estimates	(24,709)	(4,055)	(25,440)	(33,006)
Extensions and discoveries	40,190	6,575	31,045	51,939
Production	(7,453)	(1,491)	(7,067)	(10,121)
Purchase of reserves	1,212	81	418	1,363
December 31, 2019	98,896	19,154	90,449	133,125
Revisions of previous estimates	(23,554)	(5,599)	(26,712)	(33,606)
Extensions and discoveries	29,966	3,208	15,357	35,734
Production	(6,829)	(1,165)	(5,360)	(8,887)
December 31, 2020	98,479	15,598	73,734	126,366
Proved Developed Reserves:
December 31, 2018	35,190	6,279	31,833	46,774
December 31, 2019	40,641	8,846	41,808	56,455
December 31, 2020	36,360	7,979	37,597	50,605
Proved Undeveloped Reserves:
December 31, 2018	54,466	11,765	59,660	76,176
December 31, 2019	58,255	10,308	48,641	76,670
December 31, 2020	62,119	7,619	36,137	75,761

The following is a discussion and analysis of the significant changes in our proved reserve estimates for the periods presented:
Year Ended December 31, 2020
In 2020, our proved reserves declined by 6.8 MMBOE due primarily to lower commodity pricing reducing our reserves in excess of the positive revisions to replace production. In light of the ongoing COVID-19 pandemic and its impact on our capital resources, we undertook a substantial review of our drilling plans and available site inventory that resulted in a substantial shift in the focus of our near-term drilling schedule to a greater focus on our core, oilier prospects. This process resulted in an increase to extensions and discoveries of 35.7 MMBOE that was largely offset by 34.0 MMBOE of negative revisions due primarily to certain wells that are now beyond our five-year drilling window schedule. In addition, our revisions of previous estimates reflect: (i) 6.9 MMBOE of favorable revisions attributable to changes in lateral lengths and type curves, substantially offset by (ii) unfavorable revisions of 3.2 MMBOE due to performance and (iii) declines in pricing of 3.2 MMBOE.
Year Ended December 31, 2019
In 2019, our proved reserves increased by 10.2 MMBOE due primarily to substantial changes in our development plans from the southeast portion of our acreage position in the Eagle Ford to the central region. The overall shift to this region allows us to develop wells with a lower gas content than what we were experienced in the southeast region through the first half of 2019. After achieving more favorable results with certain wells in the central region, we proceeded to drill a total of 11 gross wells, or approximately 23 percent of our total wells drilled in 2019, in the central region that were not considered proved undeveloped locations at the end of 2018.
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

	December 31,
	2020	2019	2016
Oil and gas properties:
Proved	$1,545,910	$1,409,219	$1,037,993
Unproved	49,935	53,200	63,484
Total oil and gas properties	1,595,845	1,462,419	1,101,477
Other property and equipment	23,068	21,317	16,462
Total capitalized costs relating to oil and gas producing activities	1,618,913	1,483,736	1,117,939
Accumulated depreciation and depletion	(896,219)	(364,716)	(191,802)
Net capitalized costs relating to oil and gas producing activities [1]	$722,694	$1,119,020	$926,137
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

	Year Ended December 31,
	2020	2019	2018
Development costs [1]	$126,739	$335,925	$416,037
Proved property acquisition costs [2]	—	6,051	86,514
Unproved property acquisition costs [3]	3,448	7,570	30,637
Exploration costs [4]	342	363	377
	$130,529	$349,909	$533,565
_____________________________________________
1 Includes plugging and abandonment asset additions of $0.2 million, $0.3 million and $0.7 million and capitalized internal costs of $1.9 million, $3.6 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
2 Includes plugging and abandonment assets acquired of $0.1 million and $0.4 million in the years ended December 31, 2019 and 2018. Also includes capitalized internal costs of $0.2 million and $0.5 million for the years ended December 31, 2019 and 2018.
3 Includes capitalized interest of $2.5 million, $4.1 million and $9.1 million for the years ended December 31, 2020, 2019 and 2018, respectively as well as unproved properties acquired in the Hunt Acquisition during the year ended December 31, 2018.
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
The following table summarizes the price measurements utilized, by product, with respect to our estimates of proved reserves as well as in the determination of the standardized measure of the discounted future net cash flows for the periods presented:

	Crude Oil	NGLs	Natural Gas
	$ per Bbl	$ per Bbl	$ per MMBtu
December 31, 2018	$65.56	$23.60	$3.10
December 31, 2019	$55.67	$13.36	$2.58
December 31, 2020	$39.54	$7.51	$1.99
The following table sets forth the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	December 31,
	2020	2019	2018
Future cash inflows	$3,832,194	$6,260,292	$6,719,145
Future production costs	(1,356,505)	(1,792,891)	(1,852,168)
Future development costs	(926,904)	(1,174,215)	(1,208,815)
Future net cash flows before income tax	1,548,785	3,293,186	3,658,162
Future income tax expense	(60,598)	(334,451)	(413,137)
Future net cash flows	1,488,187	2,958,735	3,245,025
10% annual discount for estimated timing of cash flows	(837,897)	(1,469,853)	(1,621,135)
Standardized measure of discounted future net cash flows	$650,290	$1,488,882	$1,623,890
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following table summarizes the changes in the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Sales of oil and gas, net of production costs	$(194,660)	$(374,694)	$(361,478)
Net changes in prices and production costs	(950,201)	(402,616)	585,737
Changes in future development costs	450,286	415,193	206,901
Extensions and discoveries	74,830	459,501	809,880
Development costs incurred during the period	102,459	253,982	204,160
Revisions of previous quantity estimates	(303,219)	(515,345)	(483,091)
Purchases of reserves-in-place	—	12,241	86,128
Sale of reserves-in-place	—	—	(8,912)
Changes in production rates and all other	(282,055)	(194,453)	60,160
Accretion of discount	160,010	176,935	60,897
Net change in income taxes	103,958	34,248	(126,976)
Net increase (decrease)	(838,592)	(135,008)	1,033,406
Beginning of year	1,488,882	1,623,890	590,484
End of year	$650,290	$1,488,882	$1,623,890

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A    Controls and Procedures
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, such disclosure controls and procedures were effective.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. This evaluation was completed based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on that assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
(c) Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements contained in this Form 10-K, has issued an attestation report on the internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Annual Report on Form 10-K.
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

Part IV
Item 15    Exhibits and Financial Statement Schedules
(1)    Financial Statements
The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 66 of this Annual Report on Form 10-K.
(2)    Exhibits
The following documents are included as exhibits to this Annual Report on Form 10-K. Those exhibits incorporated by reference are indicated as such in the parenthetical following the description. All other exhibits are included herewith.

(2.1)	Contribution Agreement, dated as of November 2, 2020, by and among Penn Virginia Corporation, PV Energy Holdings, L.P. and JSTX Holdings, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2020).

(2.2)	Contribution Agreement, dated as of November 2, 2020, by and among Penn Virginia Corporation, PV Energy Holdings, L.P. and Rocky Creek Resources, LLC (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on November 5, 2020).

(3.1)	Second Amended and Restated Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 15, 2016).

(3.2)	Articles of Amendment, dated as of January 14, 2021, to the Second Amended and Restated Articles of Incorporation of Penn Virginia Corporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 21, 2021).

(3.3)
Fifth Amended and Restated Bylaws of Penn Virginia Corporation, effective as of January 15, 2021 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on January 21, 2021).

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

(10.11.1)*#
Form of Officer Restricted Stock Unit Award Agreement under 2019 Management Incentive Plan (incorporated by reference to Exhibit 10.11.2 to Registrant’s Annual Report on Form 10-K filed on February 28, 2020).

(10.11.2)*#
Form of Performance Restricted Stock Unit Award Agreement under 2019 Management Incentive Plan (incorporated by reference to Exhibit 10.11.3 to Registrant’s Annual Report on Form 10-K filed on February 28, 2020).

(10.11.3)*
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

(10.13)*
Penn Virginia Corporation 2017 Special Severance Plan Amended and Restated Effective August 17, 2020 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 21, 2020).

(10.14)*#	Amendment No. 1 to the Penn Virginia Corporation 2017 Special Severance Plan dated as of December 23, 2020.

(10.15)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 11, 2016).

(10.16)*	Separation Agreement, dated as of August 17, 2020, by and between Penn Virginia Corporation and John A. Brooks (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 21, 2020).

(10.17)*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 21, 2020).

(10.18)	Borrowing Base Redetermination Agreement and Amendment No. 7 to Credit Agreement, dated as of April 30, 2020, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the subsidiaries of the borrower party thereto, the lenders party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 6, 2020).

(10.19)	Agreement and Amendment No. 8 to Credit Agreement, dated as of July 8, 2020, among Penn Virginia Holding Corp., as borrower, Penn Virginia Corporation, as parent, the subsidiaries of the borrower thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent Agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2020).

(10.20)	Agreement and Amendment No. 9 to Credit Agreement among Penn Virginia Holdings, LLC, as borrower, Penn Virginia Corporation, as parent, the subsidiaries of Penn Virginia Corporation party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent Creek (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 21, 2021).

(10.21)	Amendment No. 1 to Credit Agreement, dated as of November 2, 2020, by and among Penn Virginia Corporation, Penn Virginia Holding Corp. as borrower, the lenders from time to time party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 5, 2020).

(10.22)	Omnibus Amendment among Penn Virginia Holdings, LLC, Penn Virginia Corporation, as parent, the subsidiaries of Penn Virginia Corporation party thereto, the lenders party thereto and Ares Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 21, 2021).

(10.23)	Amended and Restated Agreement of Limited Partnership, dated as of January 15, 2021, by and among PV Energy Holdings GP, LLC, Penn Virginia Corporation, JSTX Holdings, LLC and Rocky Creek Resources, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 21, 2021).

(10.24)	Investor and Registration Rights Agreement, dated January 15, 2021, by and among Penn Virginia Corporation, JSTX Holdings, LLC and Rocky Creek Resources, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 21, 2021).

(21.1)#	Subsidiaries of Penn Virginia Corporation.

(23.1)#	Consent of Grant Thornton LLP.

(23.2)#	Consent of DeGolyer and MacNaughton.

(31.1)#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)#	Certification Pursuant to 18 Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1.1)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)#	Report of DeGolyer and MacNaughton dated January 29, 2021 concerning evaluation of oil and gas reserves.

(101.INS)#	Inline XBRL Instance Document

(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)#	The cover page of Penn Virginia Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

PENN VIRGINIA CORPORATION

March 9, 2021	By:	/s/ RUSSELL T KELLEY, JR.
Russell T Kelley, Jr.
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

March 9, 2021	By:	/s/ TAMMY L. HINKLE
Tammy L. Hinkle
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DARRIN J. HENKE	President and Chief Executive Officer and Director	March 9, 2021
Darrin J. Henke	(Principal Executive Officer)

/s/ RUSSELL T KELLEY, JR.	Senior Vice President, Chief Financial Officer and Treasurer	March 9, 2021
Russell T Kelley, Jr.	(Principal Financial Officer)

/s/ TAMMY L. HINKLE	Vice President and Controller	March 9, 2021
Tammy L. Hinkle	(Principal Accounting Officer)

/s/ TIFFANY THOM CEPAK	Director	March 9, 2021
Tiffany Thom Cepak

/s/ KEVIN CUMMING	Director	March 9, 2021
Kevin Cumming

/s/ EDWARD GEISER	Chairman of the Board	March 9, 2021
Edward Geiser

/s/ TIMOTHY W. GRAY	Director	March 9, 2021
Timothy W. Gray

/s/ DARIN G. HOLDERNESS	Director	March 9, 2021
Darin G. Holderness

/s/ TEMITOPE OGUNYOMI	Director	March 9, 2021
Temitope Ogunyomi

/s/ JOSHUA SCHMIDT	Director	March 9, 2021
Joshua Schmidt

	Director	March 9, 2021
Jeffrey Wojahn