Form 10-Q
period 2021-06-30
PENN VIRGINIA CORP
filed 2021-08-04
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
 FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒ No  ☐
 As of July 30, 2021, there were 37,861,271 shares of common stock and common stock equivalents outstanding, including 15,312,273 shares of common stock and equity with economic and voting power equal to 22,548,998 shares of common stock (as further described in this Quarterly Report on Form 10-Q).

PENN VIRGINIA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended June 30, 2021

Part I. FINANCIAL INFORMATION
Item 1.     Financial Statements
PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – unaudited
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and other
Crude oil	$116,314	$41,197	$198,227	$127,505
Natural gas liquids	4,388	1,578	7,950	3,471
Natural gas	3,087	2,020	5,920	4,710
Other operating income, net	910	687	1,157	1,175
Total revenues and other	124,699	45,482	213,254	136,861
Operating expenses
Lease operating	9,728	9,094	18,553	19,626
Gathering, processing and transportation	5,173	5,593	9,847	11,037
Production and ad valorem taxes	6,721	2,630	12,234	8,784
General and administrative	6,985	7,986	20,162	15,216
Depreciation, depletion and amortization	28,795	37,135	52,679	77,853
Impairments of oil and gas properties	—	35,509	1,811	35,509
Total operating expenses	57,402	97,947	115,286	168,025
Operating income (loss)	67,297	(52,465)	97,968	(31,164)
Other income (expense)
Interest expense, net of amounts capitalized	(5,303)	(8,536)	(10,700)	(16,716)
Loss on extinguishment of debt	—	—	(1,231)	—
Derivatives	(54,227)	(34,349)	(98,595)	116,770
Other, net	—	(55)	(6)	(63)
Income (loss) before income taxes	7,767	(95,405)	(12,564)	68,827
Income tax (expense) benefit	(171)	690	139	(448)
Net income (loss)	7,596	(94,715)	(12,425)	68,379
Net (income) loss attributable to Noncontrolling interest	(4,551)	—	1,898	—
Net income (loss) attributable to common shareholders	$3,045	$(94,715)	$(10,527)	$68,379
Net income (loss) per share:
Basic	$0.20	$(6.24)	$(0.69)	$4.51
Diluted	$0.20	$(6.24)	$(0.69)	$4.48

Weighted average shares outstanding – basic	15,311	15,167	15,287	15,159
Weighted average shares outstanding – diluted	38,372	15,167	15,287	15,268
See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – unaudited
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$7,596	$(94,715)	$(12,425)	$68,379
Other comprehensive income (loss):
Change in pension and postretirement obligations, net of tax	2	(1)	4	(2)
	2	(1)	4	(2)
Comprehensive income (loss)	7,598	(94,716)	(12,421)	68,377
Net (income) loss attributable to Noncontrolling interest	(4,551)	—	1,898	—
Other comprehensive income attributable to Noncontrolling interest	(1)	—	(2)	—
Comprehensive income (loss) attributable to common shareholders	$3,046	$(94,716)	$(10,525)	$68,377

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$49,694	$13,020
Accounts receivable, net of allowance for credit losses	79,605	45,849
Derivative assets	6,025	75,506
Prepaid and other current assets	12,760	19,045
Total current assets	148,084	153,420
Property and equipment, net (full cost method)	833,723	723,549
Derivative assets	2,693	25,449
Other assets	5,378	4,908
Total assets	$989,878	$907,326

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$133,151	$63,089
Derivative liabilities	64,346	85,106
Current portion of long-term debt	7,500	—
Total current liabilities	204,997	148,195
Deferred income taxes	458	—
Derivative liabilities	21,425	28,434
Other non-current liabilities	8,286	8,362
Long-term debt, net	372,049	509,497

Commitments and contingencies (Note 11)

Equity
Preferred stock of $0.01 par value – 5,000,000 shares authorized; 225,489.98 and none issued at June 30, 2021 and December 31, 2020, respectively	2	—
Common stock of $0.01 par value – 110,000,000 shares authorized; 15,312,273 and 15,200,435 shares issued as of June 30, 2021 and December 31, 2020, respectively	153	152
Paid-in capital	156,086	203,463
Retained earnings (Accumulated deficit)	(1,173)	9,354
Accumulated other comprehensive loss	(129)	(131)
Penn Virginia shareholders’ equity	154,939	212,838
Noncontrolling interest	227,724	—
Total equity	382,663	212,838
Total liabilities and shareholders’ equity	$989,878	$907,326

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(12,425)	$68,379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on exchange of debt	1,231	—
Depreciation, depletion and amortization	52,679	77,853
Impairments of oil and gas properties	1,811	35,509
Derivative contracts:
Net (gains) losses	98,595	(116,770)
Cash settlements and premiums received (paid), net	(23,803)	58,877
Deferred income tax expense (benefit)	(249)	1,534
Gain on sales of assets, net	(4)	(14)
Non-cash interest expense	1,179	2,537
Share-based compensation	3,208	1,807
Other, net	13	14
Changes in operating assets and liabilities, net	476	(831)
Net cash provided by operating activities	122,711	128,895

Cash flows from investing activities
Capital expenditures	(95,706)	(112,827)
Proceeds from sales of assets, net	153	83
Net cash used in investing activities	(95,553)	(112,744)

Cash flows from financing activities
Proceeds from credit facility borrowings	20,000	46,000
Repayment of credit facility borrowings	(95,500)	(49,000)
Repayment of second lien facility	(55,015)	—
Proceeds from redeemable common units	151,160	—
Proceeds from redeemable preferred stock	2	—
Transaction costs paid on behalf of Noncontrolling interest	(5,543)	—
Issue costs paid for Noncontrolling interest securities	(3,758)	—
Debt issuance costs paid	(1,830)	(72)
Other, net	—	1,068
Net cash provided by (used in) financing activities	9,516	(2,004)
Net increase in cash and cash equivalents	36,674	14,147
Cash and cash equivalents – beginning of period	13,020	7,798
Cash and cash equivalents – end of period	$49,694	$21,945

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$9,638	$14,316
Income taxes, net of (refunds)	$360	$(2,471)
Non-cash investing and financing activities:
Changes in property and equipment related to capital contributions	$(38,561)	$—
Changes in asset retirement obligation related to capital contributions	$14	$—
Changes in accrued liabilities related to capital contributions	$146	$—
Changes in accrued liabilities related to capital expenditures	$22,891	$(20,294)

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balance as of December 31, 2020	$—	$152	$203,463	$9,354	$(131)	$—	$212,838
Net loss	—	—	—	(13,572)	—	(6,449)	(20,021)
Issuance of preferred stock	2	—	—	—	—	—	2
Issuance of Noncontrolling interest	—	—	(50,068)	—	—	229,620	179,552
All other changes [1]	—	1	1,769	—	1	1	1,772
Balance as of March 31, 2021	$2	$153	$155,164	$(4,218)	$(130)	$223,172	$374,143
Net income	—	—	—	3,045	—	4,551	7,596
All other changes [1]	—	—	922	—	1	1	924
Balance as of June 30, 2021	$2	$153	$156,086	$(1,173)	$(129)	$227,724	$382,663
_______________________
1     Includes equity-classified share-based compensation of $3.2 million during the six months ended June 30, 2021. During the six months ended June 30, 2021, 105,038 and 6,800 shares of common stock were issued in connection with the vesting of certain time-vested restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), net of shares withheld for income taxes.

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
_______________________
1     Attributable to the adoption of Accounting Standards Update 2016–13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020.
2 Includes equity-classified share-based compensation of $1.8 million during the six months ended June 30, 2020. During the six months ended June 30, 2020, 36,174 and 3,895 shares of common stock were issued in connection with the vesting of certain RSUs and PRSUs, net of shares withheld for income taxes.

See accompanying notes to condensed consolidated financial statements.

PENN VIRGINIA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
For the Quarterly Period Ended June 30, 2021
(in thousands, except per share amounts or where otherwise indicated)

1.     Nature of Operations
Penn Virginia Corporation (together with its consolidated subsidiaries, unless the context otherwise requires, “Penn Virginia,” the “Company,” “we,” “us” or “our”) is an independent oil and gas company focused on the onshore development and production of oil, natural gas liquids (“NGLs”) and natural gas. Our current operations consist of drilling unconventional horizontal development wells and operating our producing wells in the Eagle Ford Shale (the “Eagle Ford”) in Gonzales, Lavaca, Fayette and DeWitt Counties in South Texas. We operate in and report our financial results and disclosures as one segment, which is the development and production of crude oil, NGLs and natural gas.

2.    Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Penn Virginia and all of our subsidiaries. Intercompany balances and transactions have been eliminated. A substantial noncontrolling interest in our subsidiaries is provided for in our condensed consolidated statements of operations and comprehensive income (loss) as well as our condensed consolidated balance sheets as of and for the period ended June 30, 2021 (see Note 3 for additional detail including the basis of presentation of the noncontrolling interest). Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our condensed consolidated financial statements, have been included. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not have a material impact on prior period financial statements.

3.    Juniper Transactions
On January 15, 2021 (the “Closing Date”), the Company consummated the previously announced transactions (collectively, the “Juniper Transactions”) contemplated by: (i) the Contribution Agreement, dated November 2, 2020 (the “Contribution Agreement”), by and among the Company, PV Energy Holdings, L.P. (the “Partnership”) and JSTX Holdings, LLC (“JSTX”), an affiliate of Juniper Capital Advisors, L.P. (“Juniper Capital” and, together with JSTX and Rocky Creek, “Juniper”); and (ii) the Contribution Agreement, dated November 2, 2020 (the “Asset Agreement,” and, together with the Contribution Agreement, the “Juniper Transaction Agreements”), by and among Rocky Creek Resources, LLC, an affiliate of Juniper Capital (“Rocky Creek”), the Company and the Partnership.
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

On the Closing Date, (i) pursuant to the terms of the Contribution Agreement, JSTX contributed to the Partnership, as a capital contribution, $150 million in cash in exchange for 17,142,857 newly issued Common Units and the Company issued to JSTX 171,428.57 shares of Series A Preferred Stock at a price equal to the par value of the shares acquired, and (ii) pursuant to the terms of the Asset Agreement, including certain closing adjustments based on a September 1, 2020 effective date (the “Effective Date”), Rocky Creek contributed to our operating subsidiary certain oil and gas assets in exchange for 5,405,252 newly issued Common Units and the Company issued to Rocky Creek 54,052.52 shares of Series A Preferred Stock (5,406,141 Common Units and 54,061.41 shares of Series A Preferred Stock after post-closing adjustments) at a price equal to the par value of the shares acquired, including 495,900 Common Units and 4,959 shares of Series A Preferred Stock placed in an indemnity escrow to support post-closing indemnification claims, 50% of such escrowed amount to be disbursed 180 days after the Closing and the remainder one year after the Closing. In connection with the contribution of the oil and gas assets under the Asset Agreement, we received $1.2 million of revenues attributable to production from the Rocky Creek assets for the period from December 1, 2020 through the Closing Date.
We incurred a total of $19.0 million of professional fees, including advisory, legal, consulting fees and other costs in connection with the Juniper Transactions. A total of $5.0 million were attributable to services and costs incurred and recognized in 2020 as general and administrative expenses (“G&A”). The remaining $14.0 million of costs were incurred in January 2021 or otherwise incurred contingent upon the closing of the Juniper Transactions, including $5.5 million of transaction costs incurred by Juniper that were required to be paid by the Company under the Juniper Transaction Agreements as well as $3.8 million of costs incurred by us related to the issuance of the Series A Preferred Stock and Common Units. Collectively, these amounts were classified as a reduction to the capital contribution on our condensed consolidated balance sheet. The remainder of $4.7 million, representing professional fees and other costs, was recognized as a component of G&A in the quarter ended March 31, 2021.
In determining the appropriate accounting for the Partnership and Juniper’s interest, we considered the guidance in Accounting Standards Codification (“ASC”) 810, Consolidation. The Partnership is considered a variable interest entity for which the Company is the primary beneficiary as it has a controlling financial interest in the Partnership and has the power to direct the activities most significant to the Partnership’s economic performance, as well as the obligation to absorb losses and receive benefits that are potentially significant. As such, the Partnership is reflected as a consolidated subsidiary in the condensed consolidated financial statements. The ownership interest in the Partnership held by Juniper (the “Noncontrolling interest”) is included in the condensed consolidated balance sheet as Noncontrolling interest, which is classified within permanent equity. The Noncontrolling interest is classified in permanent equity as it does not meet the definition of a liability under ASC 480, Distinguishing Liabilities from Equity and, among other considerations, the Common Units are optionally redeemable by the holder for a fixed number of shares (on a one-for-one basis) and there is no fixed or determinable date or fixed or determinable price for redemption; further, while the Common Units may be redeemed with Common Stock or cash, the method of settlement is solely at the discretion of the Company, with the Company having the ability to settle the redemption in shares. Additionally, while the holders of the Series A Preferred Stock, who also own the Common Units, could cause the Noncontrolling interest to be redeemed through an event that is not solely within the control of the Company such as a change-in-control, through their majority voting rights, all holders of equally and more subordinated equity interests in the Company would be entitled to receive the same form of consideration upon such event.
The Noncontrolling interest percentage is based on the proportionate amount of the number of Common Units held by Juniper to the total Common Units outstanding which is also equivalent to the voting power in the Company associated with the Series A Preferred Stock held by Juniper. The Noncontrolling interest was initially measured on the Closing Date as the sum of (i) total Shareholders’ equity immediately prior to the closing of the Juniper Transactions, (ii) the fair value of Juniper’s and Rocky Creek’s contributions provided in exchange for Common Units and Series A Preferred Stock (net of the Juniper transaction costs and securities issuance costs paid by the Company and including the cash received directly by the Company for a portion of the Rocky Creek revenues as discussed above and asset retirement obligations (“AROs”) associated with the contributed properties); and (iii) a deferred income tax adjustment attributable to the Juniper Transactions, the total of which was then multiplied by the Noncontrolling interest percentage. The difference between the calculated Noncontrolling interest and the fair value of the consideration received was recorded as a reduction to paid-in capital.

The following table reconciles the initial investment by Juniper and the carrying value of their Noncontrolling interest as of the Closing Date (after post-closing adjustments):

Cash contribution	$150,000
Issue costs paid for Noncontrolling interest securities	(3,758)
Transaction costs paid on behalf of Noncontrolling interest	(5,543)
Fair value of Rocky Creek oil and gas properties contributed	38,561
Revenues received attributable to contributed properties	1,160
Suspense revenues attributable to the contributed properties	(146)
Asset retirement obligations of the contributed properties	(14)
Fair value of capital contributions	180,260
Income tax adjustment attributable to the Juniper Transactions	(708)
Total shareholders’ equity prior to the Closing Date	205,558
$385,110
Juniper voting power through Series A Preferred Stock	59.6%
Noncontrolling interest as of the Closing Date	$229,620

4.       Revenue Recognition
Revenue from Contracts with Customers
Crude oil. We sell our crude oil production to our customers at either the wellhead or a contractually agreed-upon delivery point, including certain regional central delivery point terminals or pipeline inter-connections. We recognize revenue when control transfers to the customer, considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality, location differentials and, if applicable, deductions for intermediate transportation. Costs incurred by us for gathering and transporting the products to an agreed-upon delivery point are recognized as a component of Gathering, processing and transportation (“GPT”) in our condensed consolidated statements of operations.
NGLs. We have natural gas processing contracts in place with certain midstream processing vendors. We deliver “wet” natural gas to our midstream processing vendors at the inlet of their processing facilities through gathering lines, certain of which we own and others which are owned by gathering service providers. Subsequent to processing, NGLs are delivered or otherwise transported to a third-party customer. Currently, for these contracts, we have determined that we are the agent and the midstream processing vendor is our customer. Accordingly, we recognize these revenues on a net basis with processing costs presented as a reduction of revenue.

Natural gas. Subsequent to the processing of “wet” natural gas and the separation of NGL products, the “dry” or residue gas is delivered to us at the tailgate of the midstream processing vendors’ facilities and we market the product to our customers, most of whom are interstate pipelines. We recognize revenue when control transfers to the customer, considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality and location differentials, as applicable. Costs incurred by us for gathering and transportation from the wellhead through the processing facilities are recognized as a component of GPT in our condensed consolidated statements of operations.
Performance obligations
We record revenue in the month that our oil and gas production is delivered to our customers. However, the collection of revenues from oil and gas production may take up to 60 days following the month of production. Therefore, we make accruals for revenues and accounts receivable based on estimates of our share of production. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized.

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

Our accounts receivable consists mainly of trade receivables from commodity sales and joint interest billings due from partners on properties we operate. Our allowance for credit losses is entirely attributable to receivables from joint interest partners. The following table summarizes our accounts receivable by type as of the dates presented:

	June 30,	December 31,
	2021	2020
Customers	$64,660	$39,672
Joint interest partners	10,693	3,079
Derivative settlements from counterparties	4,585	3,287
Other	8	8
Total	79,946	46,046
Less: Allowance for credit losses	(341)	(197)
Accounts receivable, net of allowance for credit losses	$79,605	$45,849
Major Customers
For the six months ended June 30, 2021, three customers accounted for $98.5 million, or approximately 46%, of our consolidated product revenues. The revenues generated from these customers during the six months ended June 30, 2021, were $34.7 million, $33.4 million and $30.4 million, or 16%, 16% and 14% of the consolidated total, respectively. For the six months ended June 30, 2020, four customers accounted for $99.2 million, or approximately 73%, of our consolidated product revenues. As of June 30, 2021 and December 31, 2020, $43.8 million and $24.1 million, or approximately 68% and 61%, respectively, of our consolidated accounts receivable from customers was related to the three customers referenced above. No significant uncertainties exist related to the collectability of amounts owed to us by any of these customers.

5.    Derivative Instruments
We utilize derivative instruments, typically swaps, put options and call options which are placed with financial institutions that we believe are acceptable credit risks, to mitigate our financial exposure to commodity price volatility associated with anticipated sales of our future production and volatility in interest rates attributable to our variable rate debt instruments. For our commodity derivatives, we typically combine swaps, purchased put options, purchased call options, sold put options and sold call options in order to achieve various hedging objectives. Certain of these objectives result in combinations that operate as collars which include purchased put options and sold call options, three-way collars, which include purchased put options, sold put options and sold call options, and enhanced swaps, which include either sold put options or sold call options with the associated premiums rolled into an enhanced fixed price swap, among others.
Our derivative instruments are not formally designated as hedges for accounting purposes. While the use of derivative instruments limits the risk of adverse commodity price and interest rate movements, such use may also limit the beneficial impact of future product revenues and interest expense from favorable commodity price and interest rate movements. From time to time, we may enter into incremental derivative contracts in order to increase the notional volume of production we are hedging, restructure existing derivative contracts or enter into other derivative contracts resulting in modification to the terms of existing contracts. In accordance with our internal policies, we do not utilize derivative instruments for speculative purposes.

Commodity Derivatives
The following table sets forth our commodity derivative positions, presented on a net basis by period of maturity, as of June 30, 2021:

	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23
NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	815	815
Weighted Average Swap Price ($/bbl)	$45.54	$45.54
NYMEX WTI Crude Collars
Average Volume Per Day (bbl)	14,130	9,783	5,417	4,533	4,484	4,484	2,917	2,885
Weighted Average Purchased Put Price ($/bbl)	$44.27	$42.00	$40.00	$40.00	$40.00	$40.00	$40.00	$40.00
Weighted Average Sold Call Price ($/bbl)	$59.21	$54.92	$53.49	$52.47	$52.47	$52.47	$50.00	$50.00
NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (bbl)	17,935	17,935	6,667	6,593
Weighted Average Swap Price ($/bbl)	$0.17	$0.17	$0.63	$0.63
NYMEX HH Collars
Average Volume Per Day (MMBtu)	9,783	9,783		13,187	13,043	13,043		11,538	11,413	11,413
Weighted Average Purchased Put Price ($/MMBtu)	$2.607	$2.607		$2.500	$2.500	$2.500		$2.500	$2.500	$2.500
Weighted Average Sold Call Price($/MMBtu)	$3.117	$3.117		$3.220	$3.220	$3.220		$2.682	$2.682	$2.682
NYMEX HH Sold Puts
Average Volume Per Day (MMBtu)	6,522	6,522
Weighted Average Sold Put Price ($/MMBtu)	$2.000	$2.000
OPIS Mt Belv Ethane Swaps
Average Volume per Day (gal)	35,870			28,022	27,717	27,717		98,901
Weighted Average Fixed Price ($/gal)	$0.2288			$0.2500	$0.2500	$0.2500		$0.2288
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

Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included within Derivatives on our condensed consolidated statements of operations. Derivative contracts that have expired at the end of a period, but for which cash had not been received or paid as of the balance sheet date, have been recognized as components of Accounts receivable (see Note 4) and Accounts payable and accrued liabilities (see Note 9) on the condensed consolidated balance sheets. The effects of derivative gains and (losses) and cash settlements are reported as adjustments to reconcile net income (loss) to net cash provided by operating activities. These items are recorded within the Derivative contracts section of our condensed consolidated statements of cash flows under Net (gains) losses and Cash settlements and premiums received (paid), net.
The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Rate Swap gains (losses) recognized in the condensed consolidated statements of operations	$4	$(876)	$36	$(7,559)
Commodity gains (losses) recognized in the condensed consolidated statements of operations	(54,231)	(33,473)	(98,631)	124,329
	$(54,227)	$(34,349)	$(98,595)	$116,770

Interest rate cash settlements recognized in the condensed consolidated statements of cash flows	$(956)	$(436)	$(1,878)	$(368)
Commodity cash settlements and premiums received (paid) recognized in the condensed consolidated statements of cash flows	(15,678)	59,582	(21,925)	59,245
	$(16,634)	$59,146	$(23,803)	$58,877
The following table summarizes the fair values of our derivative instruments, which we elect to present on a gross basis, as well as the locations of these instruments on our condensed consolidated balance sheets as of the dates presented:

		June 30, 2021		December 31, 2020
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Interest rate contracts	Derivative assets/liabilities – current	$—	$3,386	$—	$3,655
Commodity contracts	Derivative assets/liabilities – current	6,025	60,960	75,506	81,451
Interest rate contracts	Derivative assets/liabilities – non-current	—	—	—	1,645
Commodity contracts	Derivative assets/liabilities – non-current	2,693	21,425	25,449	26,789
		$8,718	$85,771	$100,955	$113,540
As of June 30, 2021, we reported net commodity derivative liabilities of $73.7 million and net Interest Rate Swap liabilities of $3.4 million. The contracts associated with these positions are with seven counterparties for commodity derivatives and four counterparties for Interest Rate Swaps, all of which are investment grade financial institutions and are participants in the Credit Facility. This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. Non-performance risk is incorporated by utilizing discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position.
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
See Note 10 for information regarding the fair value of our derivative instruments.

6.    Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	June 30,	December 31,
	2021	2020
Oil and gas properties:
Proved	$1,701,353	$1,545,910
Unproved	58,525	49,935
Total oil and gas properties	1,759,878	1,595,845
Other property and equipment	28,185	27,746
Total properties and equipment	1,788,063	1,623,591
Accumulated depreciation, depletion, amortization and impairments	(954,340)	(900,042)
Total property and equipment, net	$833,723	$723,549
Unproved property costs of $58.5 million and $49.9 million have been excluded from amortization as of June 30, 2021 and December 31, 2020, respectively. An additional $1.2 million of costs, associated with wells in-progress for which we had not previously recognized any proved undeveloped reserves, were excluded from amortization as of December 31, 2020. We transferred $13.5 million and $4.4 million of undeveloped leasehold costs associated with acreage unlikely to be drilled or associated with proved undeveloped reserves, including capitalized interest, from unproved properties to the full cost pool during the six months ended June 30, 2021 and 2020, respectively. We capitalized internal costs of $1.7 million and $1.2 million and interest of $1.6 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively, in accordance with our accounting policies. Average depreciation, depletion and amortization per barrel of oil equivalent of proved oil and gas properties was $12.82 and $16.66 for the six months ended June 30, 2021 and 2020, respectively.
At the end of each quarterly reporting period, the unamortized cost of our oil and gas properties, net of deferred income taxes, is limited to the sum of the estimated after-tax discounted future net revenues from proved properties adjusted for costs excluded from amortization (the “Ceiling Test”). During the three and six months ended June 30, 2021, the Company recorded zero and a $1.8 million impairment of its oil and gas properties, respectively. During the three and six months ended June 30, 2020, the Company recorded an impairment of its oil and gas properties of $35.5 million.

7.    Long-Term Debt
The following table summarizes our debt obligations as of the dates presented:

	June 30, 2021	December 31, 2020
Credit Facility	$238,900	$314,400
Second Lien Facility	144,985	200,000
Totals	383,885	514,400
Less: Unamortized discount [1]	(1,012)	(1,604)
Less: Unamortized deferred issuance costs [1,2]	(3,324)	(3,299)
Totals, net	$379,549	$509,497
Less: Current portion	(7,500)	—
Long-term debt	$372,049	$509,497
_______________________
1     Discount and issuance costs of the Second Lien Facility are being amortized over the term of the underlying loan using the effective-interest method.
2     Excludes issuance costs of the Credit Facility, which represent costs attributable to the access to credit over its contractual term, that have been presented as a component of Other assets (see Note 9) and are being amortized over the term of the Credit Facility using the straight-line method.

Credit Facility
The Credit Facility provides for a $1.0 billion revolving commitment and a $375 million borrowing base, including a $25 million sublimit for the issuance of letters of credit. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base; however, outstanding borrowings under the Credit Facility are limited to a maximum of $350 million. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders generally may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. However, we have the option to forego a redetermination until Fall 2021 assuming we continue to satisfy certain minimum hedging conditions that became effective with the Agreement and Amendment No. 9 to Credit Agreement (the “Ninth Amendment”) in January 2021. The Credit Facility is available to us for general corporate purposes, including working capital. The Credit Facility is scheduled to mature in May 2024. We had $0.4 million in letters of credit outstanding as of June 30, 2021 and December 31, 2020. During the six months ended June 30, 2021, we incurred and capitalized approximately $0.4 million of issue costs associated with the Ninth Amendment.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) a Eurodollar rate, including LIBOR through 2021, plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days. As of June 30, 2021, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 3.08%. Unused commitment fees are charged at a rate of 0.50%.
The Credit Facility is guaranteed by the Partnership and all of its subsidiaries, excluding the borrower subsidiary and the escrow subsidiary (the “Guarantor Subsidiaries”). See Note 14 for additional information related to the escrow subsidiary. The guarantees under the Credit Facility are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. There are no significant restrictions on the ability of the borrower or any of the Guarantor Subsidiaries to obtain funds through dividends, advances or loans. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our subsidiaries’ assets.
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
As of June 30, 2021, we were in compliance with all of the covenants under the Credit Facility.
See Note 14 for subsequent events related to Amendment No. 10 to the Credit Agreement.
Second Lien Facility
We entered into the $200 million Second Lien Facility in September 2017 to fund a significant acquisition as well as related fees and expenses. In January 2021, the amendment dated November 2, 2020 (the “Second Lien Amendment”) became effective at which time we made a $50.0 million prepayment as well as a $1.3 million principal payment to a single participant lender to liquidate their interest in the Second Lien Facility. The Second Lien Amendment provided for (i) the extension of the maturity date of the Second Lien Facility to September 29, 2024, (ii) an increase to the margin applicable to advances under the Second Lien Facility, (iii) the imposition of certain limitations on capital expenditures, acquisitions and investments if the Asset

Coverage Ratio (as defined therein) at the end of any fiscal quarter is less than 1.25 to 1.00, (iv) the requirement for maximum and, in certain circumstances as described therein, minimum hedging arrangements, (v) beginning in 2021, a requirement to make quarterly amortization payments equal to $1.875 million and (vi) a provision for the replacement of the LIBOR interest rate upon its expiration. During the first quarter 2021, we incurred and capitalized $1.4 million of issue costs in connection with the Second Lien Amendment and wrote off $1.2 million of previously capitalized issue costs and original issue discount allocable to the aforementioned prepayments as a loss on the extinguishment of debt.
The outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin of 7.25% or (b) a Eurodollar rate, including LIBOR through 2021, with a floor of 1.00%, plus an applicable margin of 8.25%; provided that the applicable margin will increase to 8.25% and 9.25%, respectively, during any quarter in which the quarterly amortization payment is not made. As of June 30, 2021, the actual interest rate of outstanding borrowings under the Second Lien Facility was 9.25%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one or three months (including in three month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year.
We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to prepayment premiums (in addition to customary breakage costs with respect to Eurodollar loans) during the twelve-month period beginning on January 15th of the years indicated below:

Date	Prepayment premium
2021	102%
2022	101%
Thereafter	No premium
The Second Lien Facility also provides for the following prepayment premiums in the event of a change-in-control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility during the twelve-month period beginning on January 15th of the years indicated below:

Date	Prepayment premium
2021	102%
2022	101%
Thereafter	No premium
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
As of June 30, 2021, we were in compliance with all of the covenants under the Second Lien Facility.

8.    Income Taxes
The income tax provision resulted in an expense of $0.2 million and a benefit of $0.1 million for the three and six months ended June 30, 2021, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 1.1%, which is fully attributable to the State of Texas. In connection with the Juniper Transactions, we recorded an adjustment of $0.7 million to Paid-in capital (see Note 3) attributable to certain state deferred income tax effects associated with the change in legal entity structure. Our net deferred income tax liability balance of $0.5 million as of June 30, 2021 is also fully attributable to the State of Texas and primarily related to property.
We recognized a federal and state income tax benefit of $0.7 million and an expense of $0.4 million the three and six months ended June 30, 2020, respectively. The federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 0.7% which was fully attributable to the State of Texas.

The provision also reflected a reclassification of $1.2 million from deferred tax assets to current income taxes receivable for certain refundable alternative minimum tax credit carryforwards that were later received in June 2020.
We had no liability for unrecognized tax benefits as of June 30, 2021 and December 31, 2020. There were no interest and penalty charges recognized during the three and six months ended June 30, 2021 and 2020. Tax years from 2015 forward remain open to examination by the major taxing jurisdictions to which the Company is subject; however, net operating losses originating in prior years are subject to examination when utilized.

9.    Supplemental Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	June 30,	December 31,
	2021	2020
Prepaid and other current assets:
Inventories [1]	$7,023	$4,274
Prepaid expenses [2]	5,737	14,771
	$12,760	$19,045
Other assets:
Deferred issuance costs of the Credit Facility, net of amortization	$2,336	$2,349
Right-of-use assets – operating leases	2,096	2,432
Other	946	127
	$5,378	$4,908
Accounts payable and accrued liabilities:
Trade accounts payable	$30,701	$7,055
Drilling and other lease operating costs	31,892	16,088
Royalties	46,123	26,615
Production, ad valorem and other taxes	6,994	3,094
Derivative settlements to counterparties	11,943	321
Compensation	3,270	4,222
Interest	386	504
Current operating lease obligations	959	936
Other [3]	883	4,254
	$133,151	$63,089
Other non-current liabilities:
Asset retirement obligations	$5,809	$5,461
Non-current operating lease obligations	1,363	1,752
Postretirement benefit plan obligations	1,114	1,149
	$8,286	$8,362
_______________________
1    Includes tubular inventory and well materials of $6.7 million and $3.9 million and crude oil volumes in storage of $0.3 million and $0.4 million as June 30, 2021 and December 31, 2020, respectively.
2     The balances as of June 30, 2021 and December 31, 2020 include $3.6 million and $13.6 million, respectively, for the prepayment of drilling and completion materials and services.
3 The balance as of December 31, 2020 includes $3.5 million of accrued costs attributable to Juniper Transaction expenses.

10.    Fair Value Measurements
We apply the authoritative accounting provisions included in GAAP for measuring the fair value of both our financial and nonfinancial assets and liabilities. Fair value is an exit price representing the expected amount we would receive upon the sale of an asset or that we would expect to pay to transfer a liability in an orderly transaction with market participants at the measurement date.
Our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term maturities. As of June 30, 2021 and December 31, 2020, the carrying values of the borrowings outstanding under our credit facilities approximate fair value as the borrowings bear interest at variables rates tied to current market rates and the applicable margins represent market rates.
Recurring Fair Value Measurements
The fair values of our derivative instruments are measured at fair value on a recurring basis on our condensed consolidated balance sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	As of June 30, 2021
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$6,025	$—	$6,025	$—
Commodity derivative assets – non-current	$2,693	$—	$2,693	$—
Liabilities:
Interest rate swap liabilities – current	$(3,386)	$—	$(3,386)	$—
Interest rate swap liabilities – non-current	$—	$—	$—	$—
Commodity derivative liabilities – current	$(60,960)	$—	$(60,960)	$—
Commodity derivative liabilities – non-current	$(21,425)	$—	$(21,425)	$—

	As of December 31, 2020
	Fair Value	Fair Value Measurement Classification
Description	Measurement	Level 1	Level 2	Level 3
Assets:
Commodity derivative assets – current	$75,506	$—	$75,506	$—
Commodity derivative assets – non-current	$25,449	$—	$25,449	$—
Liabilities:
Interest rate swap liabilities – current	$(3,655)	$—	$(3,655)	$—
Interest rate swap liabilities – non-current	$(1,645)	$—	$(1,645)	$—
Commodity derivative liabilities – current	$(81,451)	$—	$(81,451)	$—
Commodity derivative liabilities – non-current	$(26,789)	$—	$(26,789)	$—

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
Non-performance risk is incorporated by utilizing discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position. See Note 5 for additional details on our derivative instruments.

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

11.    Commitments and Contingencies
Drilling and Completion Commitments
As of June 30, 2021, we had contractual commitments on a pad-to-pad basis for two drilling rigs. Additionally, we have an agreement, effective January 2, 2021, which can be terminated with 30 days’ notice by either party, to utilize certain frac services and related materials, with no minimum commitment, through December 31, 2021. In March 2021, we made a prepayment of $12 million under the frac services agreement in advance of completion projects for the second quarter of 2021 for which a balance of $0.3 million was remaining as of June 30, 2021.
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
Excluding the application of existing credits that we have earned during the preceding 12-month period ended June 30, 2021 for deliveries of volumes in excess of the volume commitment, and the potential impact of the effects of price escalation from commodity price changes, if any, the minimum fee requirements attributable to the MVC under the gathering, transportation and marketing agreements are as follows: $7.0 million for the remainder of 2021, approximately $13.9 million per year for 2022 through 2025, $7.8 million for 2026, $3.8 million per year for 2027 through 2030 and $0.6 million for 2031.
Crude Oil Storage
As a component of the crude oil gathering agreement referenced above, we have access to up to approximately 180,000 barrels of dedicated tank capacity for no additional charge at the service provider’s central delivery point facility (“CDP”), in Lavaca County, Texas through February 2041. We have also contracted for access to up to an additional 70,000 barrels of tank capacity at the CDP on a month-to-month basis which can be terminated by either party with 45-days’ notice to the counterparty. We have also contracted for crude oil storage capacity for up to 90,000 barrels with a downstream interstate pipeline at a facility in DeWitt County, Texas, on a month-to-month basis which can be terminated by either party with 45-days’ notice to the counterparty. Finally, we have an agreement with a marketing affiliate of the aforementioned downstream interstate pipeline to utilize up to 62,000 barrels of capacity within their system on a firm basis and an additional 120,000 barrels, if available, on a flexible basis. Costs associated with these agreements are in the form of monthly fixed rate short-term leases and are charged as incurred on a monthly basis to GPT in our condensed consolidated statements of operations.

Legal, Environmental Compliance and Other Claims
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. We had AROs of approximately $5.8 million and $5.5 million attributable to the plugging of abandoned wells as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an estimated reserve of approximately $0.1 million for certain claims made against us regarding previously divested operations included in Accounts payable and accrued liabilities on our condensed consolidated balance sheets.

12.    Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We reserved a total of 4,424,600 shares of common stock for issuance under the Penn Virginia Corporation Management Incentive Plan (the “Plan”) for share-based compensation awards. A total of 760,220 RSUs and 484,197 PRSUs have been granted to employees and directors through June 30, 2021. As of June 30, 2021, a total of 273,962 RSUs and 351,518 PRSUs are unvested and outstanding.
We recognized $3.2 million, including approximately $1.9 million as a result of the change-in-control event associated with the Juniper Transactions, and $1.0 million of expense attributable to the RSUs and PRSUs for the six months ended June 30, 2021 and 2020, respectively.
The table below presents the number of RSUs granted, the average grant-date fair value and the number of shares vested for the following periods:

	Six Months Ended June 30,
	2021	2020
RSUs granted	118,223	223,882
Average grant-date fair value	$13.84	$2.78
Issued upon vesting, net to shares withheld for income taxes	105,038	36,174
Compensation expense for RSUs is being charged to expense on a straight-line basis over a range of less than one to three years.
The table below presents the number of PRSUs granted and the number of shares vested for the following periods:

	Six Months Ended June 30,
	2021	2020
PRSUs granted [1]	282,706	87,899
Average grant-date fair value [2]	$13.63	—
Issued upon vesting, net to shares withheld for income taxes	6,800	3,895
___________________
1    The 2021 PRSU grants include two executive officers’ inducement awards that were originally granted in August 2020 and January 2021 that were amended in April 2021 to conform vesting conditions to the other PRSU awards granted in 2021.
2    Represents the average grant-date fair value of 2021 PRSU grants based on the Company’s ROCE performance (as defined below) and excludes the average grant-date fair value of PRSU grants based on the Company’s TSR performance (as defined below), which are provided in the table below.
Compensation expense for PRSUs with a market condition is being charged to expense, on a straight-line basis for the 2021 grants and graded-vesting for the 2020 and 2019 grants, over a range of less than one to three years. Compensation expense for PRSUs with a performance condition is recognized on a straight-line basis over three years, when it is considered probable that the performance condition will be achieved and such grants are expected to vest.
The 2021 PRSU grants are based 50% on the Company’s return on average capital employed (“ROCE”) relative to a defined peer group and 50% based on absolute total shareholder return and total shareholder return (“TSR”) relative to a defined peer group. The 2021 PRSUs cliff vest from zero to 200 percent of the original grant at the end of a three-year performance period based on satisfaction of the respective underlying conditions.

Vesting of PRSUs granted in 2020 and 2019 range from zero to 200 percent of the original grant based on the performance of our common stock (TSR-based) relative to a defined peer group. Due to the market condition for the 2019, 2020 and a portion of the 2021 PRSU grants, the grant-date fair value is derived by using a Monte Carlo model. The ranges for the assumptions used in the Monte Carlo model for these PRSUs granted during 2021, 2020 and 2019 are presented as follows:

	2021	2020	2019
Monte Carlo grant date fair value	$17.74 to $33.31	$2.40 to $16.02	$34.02
Expected volatility	131.74% to 134.74%	101.32% to 117.71%	49.9%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.22% to 0.29%	0.18% to 0.51%	1.66%
Performance period	2021-2023	2020-2022	2020-2022
PRSUs with a market condition do not allow for the reversal of previously recognized expense, even if the market condition is not achieved and no shares ultimately vest.
We recognize share-based compensation expense as a component of G&A expenses in our condensed consolidated statements of operations.
Other Benefit Plans
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized $0.1 million and $0.3 million of expense attributable to the 401(k) Plan for the three and six months ended June 30, 2021, respectively. We recognized $0.2 million and $0.4 million of expense attributable to the 401(k) Plan for the three and six months ended June 30, 2020, respectively. The charges for the 401(k) Plan are recorded as a component of G&A expenses in our condensed consolidated statements of operations.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited number of former employees, all of whom retired prior to January 1, 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three and six months ended June 30, 2021 and 2020. The charges for these plans are recorded as a component of Other income (expense) in our condensed consolidated statements of operations.

13.    Earnings per Share
Basic net earnings (loss) per share is calculated by dividing the net income (loss) available to common shareholders, excluding net income or loss attributable to Noncontrolling interest, as applicable to the six months ended June 30, 2021 (see Note 3), by the weighted average common shares outstanding for the period.
In computing diluted earnings (loss) per share, basic net earnings (loss) per share is adjusted based on the assumption that dilutive RSUs and PRSUs have vested and outstanding Common Units and shares of Series A Preferred Stock held by Juniper as a Noncontrolling interest in the Partnership are exchanged for common shares, as applicable to the six months ended June 30, 2021 (see Note 3). Accordingly, our reported net income (loss) attributable to common shareholders is adjusted to reflect the reallocation of the net income (loss) attributable to the Noncontrolling interest assuming exchange of the Common Units and Series A Preferred Stock held by Noncontrolling interest.
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$7,596	$(94,715)	$(12,425)	$68,379
Net income (loss) attributable to Noncontrolling interest	(4,551)	—	1,898	—
Net income (loss) attributable to common shareholders (basic)	3,045	(94,715)	(10,527)	68,379
Reallocation of Noncontrolling interest net income (loss)	4,551	—	(1,898)	—
Net income (loss) attributable to common shareholders (diluted)	$7,596	$(94,715)	$(12,425)	$68,379

Weighted-average shares – basic	15,311	15,167	15,287	15,159
Effect of dilutive securities:
Common Units and Series A Preferred Stock that are exchangeable for common shares	22,549	—	—	—
RSUs and PRSUs	512	—	—	109
Weighted-average shares – diluted [1]	38,372	15,167	15,287	15,268
___________________
1    For the six months ended June 30, 2021, approximately 22.8 million potentially dilutive securities represented by approximately 22.5 million Common Units and less than 0.2 million shares of Series A Preferred Stock as well as 0.3 million of RSUs and PRSUs, respectively, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share. For the three months ended June 30, 2020, approximately 0.1 million potentially dilutive securities, represented by RSUs and PRSUs, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share.

14.    Subsequent Events
Announced Acquisition of Lonestar Resources
On July 10, 2021, we entered into a definitive merger agreement (the “Merger Agreement”) with Lonestar Resources US Inc. (“Lonestar”) under which Penn Virginia will acquire Lonestar in an all-stock transaction (the “Merger”). Under the terms of the merger agreement, Lonestar shareholders will receive 0.51 shares of Penn Virginia for each Lonestar share. The transaction is expected to close in the second half of 2021, subject to the satisfaction of customary closing conditions, including obtaining the requisite shareholder and regulatory approvals. The transaction has been unanimously approved by the Boards of Directors of both companies. In addition, following the execution of the merger agreement, Lonestar shareholders holding approximately 80% of the voting power of Lonestar and Penn Virginia shareholders holding approximately 60% of the voting power of Penn Virginia signed binding support agreements obligating them to vote in favor of the transaction. Upon completion of the transaction, Penn Virginia shareholders will own approximately 87% of the combined company, and Lonestar shareholders will own approximately 13% of the combined company. Following the transaction completion, Lonestar will have the right to nominate one independent director to the Penn Virginia Board of Directors.
Offering of Senior Unsecured Notes
On July 27, 2021, our indirect, wholly owned subsidiary Penn Virginia Escrow LLC (the “Escrow Issuer”) priced an offering of $400 million aggregate principal amount of senior unsecured notes due 2026 (the “Notes”). The closing date is anticipated to be on or about August 10, 2021 and the Notes will bear interest at 9.25%. The Notes were initially sold at 99.018% of par. The gross proceeds of the offering and other funds will initially be deposited in an escrow account pending satisfaction of certain conditions, including the expected consummation of the Merger on or prior to November 26, 2021. Upon satisfaction of the escrow release conditions, Penn Virginia Holdings, LLC (“Holdings”) will assume the obligations under the Notes, the Escrow Issuer will be merged with and into Holdings (with Holdings as the surviving entity), the Notes will be guaranteed by the subsidiaries of Holdings that guarantee its reserve-based revolving Credit Facility, and the escrowed proceeds relating to the offering of the Notes will be released.
Upon the release of the funds from escrow, we intend to use the proceeds from the Notes to repay and discharge the long-term debt of Lonestar and to use the remainder, along with cash on hand, to repay our Second Lien Facility loan in full and pay related expenses.
If escrow release conditions are not satisfied on or before November 26, 2021, or at any time prior to such date the Merger has been terminated or we have decided that we will not pursue the consummation of the Merger (or determined that the consummation of the Merger is not reasonably likely to be satisfied by such date), then the escrowed funds will be applied to the mandatory redemption of the Notes at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Notes were offered and sold in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act.
The Notes were not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States or to, or for the benefit of, U.S. persons absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.
In July 2021, we entered into Amendment No. 10 to the Credit Agreement (the “Tenth Amendment”) permitting certain actions to be executed in accordance with the escrow arrangement of the Notes as described above.

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:
•risks related to the proposed acquisition of Lonestar, including the risk that acquisition will not be completed on the timeline or terms currently contemplated, that the benefits of the acquisition may not be fully realized or may take longer to realize than expected, and that management attention will be diverted to transaction-related issues;
•risks related to the recently completed transactions with Juniper and its affiliates, including the risk that the benefits of the transactions may not be fully realized or may take longer to realize than expected, and that management attention will be diverted to transaction-related issues;
•risks related to completed acquisitions, including our ability to realize their expected benefits;
•the decline in, sustained market uncertainty of, and volatility of commodity prices for crude oil, natural gas liquids, or NGLs, and natural gas;
•the continued impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental actions, stay-at-home orders, interruptions to our operations or our customer’s operations;
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
•     sustainability initiatives; and
•     other factors set forth in our periodic filings with the Securities and Exchange Commission, or SEC, including the risks set forth in this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Penn Virginia Corporation and its consolidated subsidiaries (“Penn Virginia,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. Certain statistics for the prior period have been reclassified to conform to the current period presentation. References to “quarters” represent the three months ended June 30, 2021 or 2020, as applicable.

Overview and Executive Summary
We are an independent oil and gas company focused on the onshore development and production of crude oil, natural gas liquids (“NGLs”), and natural gas. Our current operations consist of drilling unconventional horizontal development wells and operating our producing wells in the Eagle Ford Shale in Gonzales, Lavaca, Fayette and DeWitt counties in South Texas.
Recent Developments
Announced Acquisition of Lonestar Resources
On July 10, 2021, we entered into a definitive merger agreement (the “Merger Agreement”) with Lonestar Resources US Inc. (“Lonestar”) under which Penn Virginia will acquire Lonestar in an all-stock transaction (the “Merger”). Under the terms of the merger agreement, Lonestar shareholders will receive 0.51 shares of Penn Virginia for each Lonestar share. The transaction is expected to close in the second half of 2021, subject to the satisfaction of customary closing conditions, including obtaining the requisite shareholder and regulatory approvals. The transaction has been unanimously approved by the Boards of Directors of both companies. In addition, following the execution of the merger agreement, Lonestar shareholders holding approximately 80% of the voting power of Lonestar and Penn Virginia shareholders holding approximately 60% of the voting power of Penn Virginia signed binding support agreements obligating them to vote in favor of the transaction. Upon completion of the transaction, Penn Virginia shareholders will own approximately 87% of the combined company, and Lonestar shareholders will own approximately 13% of the combined company. Following the transaction completion, Lonestar will have the right to nominate one independent director to the Penn Virginia Board of Directors.

Offering of Senior Unsecured Notes
On July 27, 2021, our indirect, wholly owned subsidiary Penn Virginia Escrow LLC (the “Escrow Issuer”) priced an offering of $400 million aggregate principal amount of senior unsecured notes due 2026 (the “Notes”). The closing date is anticipated to be on or about August 10, 2021 and the Notes will bear interest at 9.25%. The Notes were initially sold at 99.018% of par. The gross proceeds of the offering and other funds will initially be deposited in an escrow account pending satisfaction of certain conditions, including the expected consummation of the Merger on or prior to November 26, 2021. Upon satisfaction of the escrow release conditions, Penn Virginia Holdings, LLC (“Holdings”) will assume the obligations under the Notes, the Escrow Issuer will be merged with and into Holdings (with Holdings as the surviving entity), the Notes will be guaranteed by the subsidiaries of Holdings that guarantee its reserve-based revolving Credit Facility, and the escrowed proceeds relating to the offering of the Notes will be released.
Upon the release of the funds from escrow, we intend to use the proceeds from the offering to repay and discharge the long-term debt of Lonestar and to use the remainder, along with cash on hand, to repay our Second Lien Facility loan in full and pay related expenses.
If escrow release conditions are not satisfied on or before November 26, 2021, or at any time prior to such date the Merger has been terminated or we have decided that we will not pursue the consummation of the Merger (or determined that the consummation of the Merger is not reasonably likely to be satisfied by such date), then the escrowed funds will be applied to the mandatory redemption of the Notes at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Notes were offered and sold in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act.
The Notes were not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States or to, or for the benefit of, U.S. persons absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

Industry Environment and Recent Operating and Financial Highlights
Commodity Price and Other Economic Conditions
As an oil and gas development and production company, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with the novel coronavirus (“COVID-19”) continues to have an adverse effect on global economic activity with the impact of travel restrictions, business closures, limitations to person-to-person contact and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 resulted in a dramatic decline in the demand for energy beginning in March 2020, which directly impacted our industry and the Company. While we have seen improvement in global market stability and commodity prices, energy demand and commodity prices remain volatile. In addition, there remains a high level of uncertainty regarding the volatility of energy supply and demand as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) recently reached an agreement in July 2021 to increase production over the next several months beginning in August 2021.
Our crude oil production is sold at a premium or deduct differential to the prevailing NYMEX West Texas Intermediate (“NYMEX WTI”) price. The differential reflects adjustments for location, quality and transportation and gathering costs, as applicable. Historically, our crude oil volume sold was largely priced using either Light Louisiana Sweet (“LLS”), or Magellan East Houston (“MEH”) grade differentials; however, beginning in 2020 our contracts continued to shift more heavily to MEH pricing and by year-end 2020 we were selling all of our crude oil volumes under MEH pricing contracts. While both LLS and MEH have historically been at a premium to NYMEX WTI, LLS has had a more favorable differential than MEH.
Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity, and supply and demand relationships in that region or locality. Similar to crude oil, our natural gas production price has a premium or deduct differential to the prevailing NYMEX Henry Hub (“NYMEX HH”) price primarily due to differential adjustments for the location and the energy content of the natural gas. Location differentials result from variances in natural gas transportation costs based on the proximity of the natural gas to its major consuming markets that correspond with the ultimate delivery point as well as individual interaction of supply and demand.
A summary of these pricing differentials is provided in the discussion of “Results of Operations – Realized Differentials” that follows.
In addition to the volatility of commodity prices, we are subject to inflationary and other factors that could result in higher costs for products, materials and services that we utilize in both our capital projects and with respect to our operating expenses. Where possible, we have taken certain actions with vendors and other service providers to secure products and services at fixed prices and to pay for certain materials and services in advance in order to lock-in favorable costs.
Capital Expenditures, Development Progress and Production
We currently operate two drilling rigs and during the three and six months ended June 30, 2021, incurred capital expenditures of approximately $68.7 million and $122.9 million, respectively, substantially all of which was directed to drilling and completion projects. During the second quarter 2021, a total of 11 gross (9.2 net) wells were drilled, completed and turned in line, but one gross well did not produce commercial sales until the third quarter of 2021. As of July 31, 2021, we turned an additional three gross (2.5 net) wells in line and two gross (1.9 net) wells were completing and four gross (3.9 net) wells were in progress.
As of June 30, 2021, we had approximately 102,400 gross (90,400 net) acres in the Eagle Ford, net of expirations, of which approximately 91% is held by production and substantially all is operated by us.
Total sales volume for the second quarter of 2021 was 2,261 Mboe, or 24,844 boe/d, with approximately 81%, or 1,831 Mbbls, of sales volume from crude oil, 11% from NGLs and 8% from natural gas.
Strategic Investment by Juniper
In January 2021, we consummated the previously announced Juniper Transactions whereby affiliates of Juniper contributed $150 million in cash and certain oil and gas assets in Lavaca and Fayette Counties in Texas to us in exchange for equity that entitles Juniper to both vote and share in any dividend on the same basis as 22,548,998 shares of common stock (after post-closing adjustments). Each holder of Common Units has the right to cause the Company to redeem on or after July 14, 2021, all or a portion of its Common Units (together with one one-hundredth (1/100th) of a share of Preferred Stock for each Common Unit to be redeemed), in exchange for, at the Partnership’s option, shares of Common Stock, on a one-for-one basis, or cash. Each 1/100th of a share of preferred Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally. Further, because Penn Virginia is a holding company with no independent means of generating revenues and the assets of the consolidated Company all reside in operating subsidiaries, the holders of Common Units would be entitled to participate in any cash distribution or dividend on the same basis as the Common Stock whether or not the Common Units and Preferred Stock are redeemed or exchanged. Because the Common Units and Preferred Stock entitle

Juniper to both vote and share in any distribution or dividend on the same basis as 22,548,998 shares of common stock, we view them as common stock equivalents. For additional information regarding the Juniper Transactions, see Note 3 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements.”
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
In July 2021, we entered into Amendment No. 10 to the Credit Agreement (the “Tenth Amendment”) permitting certain actions to be executed in accordance with the escrow arrangement of the Notes as described above.
Amendment to the Second Lien Facility
In January 2021, we paid down $50.0 million of outstanding loans under the Second Lien Facility plus accrued interest of $0.2 million attributable to lenders and $1.3 million including accrued interest to a non-consenting lender which was funded with the proceeds from the Juniper Transaction. We incurred and capitalized $1.4 million of issue and other costs and wrote-off $1.2 million of unamortized issuance costs in connection with the Second Lien Amendment in January 2021 as a loss on the extinguishment of debt.
For additional information on our credit facilities, see Note 7 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements.”

Commodity Hedging Program
As of July 16, 2021, we have hedged a portion of our estimated future crude oil and natural gas production from July 1, 2021 through the first quarter of 2024. The following table summarizes our net hedge positions for the periods presented:

	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23	1Q24
NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	1,902	815
Weighted Average Swap Price ($/bbl)	$59.95	$45.54
NYMEX WTI Collars
Average Volume Per Day (bbl)	14,130	13,043	7,083	6,181	4,484	4,484	2,917	2,885
Weighted Average Purchased Put Price ($/bbl)	$44.27	$47.75	$44.71	$45.33	$40.00	$40.00	$40.00	$40.00
Weighted Average Sold Call Price ($/bbl)	$59.21	$59.19	$58.05	$57.23	$52.47	$52.47	$50.00	$50.00
NYMEX WTI Purchased Puts
Average Volume Per Day (bbl)	1,630	3,261
Weighted Average Purchased Put Price ($/bbl)	$55.00	$55.00
NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (bbl)	17,935	17,935	6,667	6,593
Weighted Average Swap Price ($/bbl)	$0.17	$0.17	$0.63	$0.63
NYMEX HH Collars
Average Volume Per Day (MMBtu)	9,783	9,783		13,187	13,043	13,043		11,538	11,413	11,413	11,538
Weighted Average Purchased Put Price($/MMBtu)	$2.607	$2.607		$2.500	$2.500	$2.500		$2.500	$2.500	$2.500	$2.500
Weighted Average Sold Call Price ($/MMBtu)	$3.117	$3.117		$3.220	$3.220	$3.220		$2.682	$2.682	$2.682	$3.650
NYMEX HH Sold Puts
Average Volume Per Day (MMBtu)	6,522	6,522
Weighted Average Sold Put Price ($/MMBtu)	$2.000	$2.000
OPIS Mt Belv Ethane Swaps
Average Volume per Day (gal)	35,870			28,022	27,717	27,717		98,901
Weighted Average Fixed Price ($/gal)	$0.2288			$0.2500	$0.2500	$0.2500		$0.2288

Results of Operations
The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2021	2021	2020	2021	2020
Total sales volume (Mboe) [1]	2,261	1,848	2,240	4,109	4,674
Average daily sales volume (boe/d) [1]	24,844	20,534	24,617	22,701	25,679
Crude oil sales volume (Mbbl) [1]	1,831	1,469	1,719	3,300	3,599
Crude oil sold as a percent of total [1]	81%	80%	77%	80%	77%
Product revenues	$123,789	$88,308	$44,795	$212,097	$135,686
Crude oil revenues	$116,314	$81,913	$41,197	$198,227	$127,505
Crude oil revenues as a percent of total	94%	93%	92%	93%	94%
Realized prices:
Crude oil ($/bbl)	$63.54	$55.76	$23.97	$60.07	$35.42
NGLs ($/bbl)	$18.31	$16.95	$5.21	$17.68	$5.69
Natural gas ($/Mcf)	$2.70	$2.80	$1.54	$2.75	$1.69
Aggregate ($/boe)	$54.75	$47.79	$20.00	$51.62	$29.03
Realized prices, including effects of derivatives, net [2]
Crude oil ($/bbl)	$52.70	$44.80	$50.37	$49.18	$52.34
NGLs ($/bbl)	$17.87	$16.95	$5.21	$17.44	$5.69
Natural gas ($/Mcf)	$2.71	$2.84	$1.79	$2.77	$1.85
Aggregate ($/boe)	$45.93	$39.10	$40.41	$42.86	$42.16
Production and lifting costs:
Lease operating ($/boe)	$4.30	$4.78	$4.06	$4.52	$4.20
Gathering, processing and transportation ($/boe)	$2.29	$2.53	$2.50	$2.40	$2.36
Production and ad valorem taxes ($/boe)	$2.97	$2.98	$1.17	$2.98	$1.88
General and administrative ($/boe) [3]	$3.09	$7.13	$3.56	$4.91	$3.26
Depreciation, depletion and amortization ($/boe)	$12.74	$12.92	$16.58	$12.82	$16.66
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
3    Includes combined amounts of $0.43, $3.86 and $0.42 per boe for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 and $1.97 and $0.39 per boe for the six months ended June 30, 2021 and 2020, respectively, attributable to share-based compensation and significant special charges related to organizational restructuring and acquisition, divestiture and strategic transaction costs, as described in the discussion of “Results of Operations - General and Administrative” that follows.

Sequential Quarterly Analysis
The following summarizes our key operating and financial highlights for the three months ended June 30, 2021, with comparison to the three months ended March 31, 2021. The year-over-year highlights for the quarterly periods ended June 30, 2021 and 2020 are addressed in further detail in the discussions that follow below in Year over Year Analysis of Operating and Financial Results.
•Daily sales volume increased to 24,844 barrels of oil equivalent (“boe”) per day from 20,534 boe per day due primarily to the impacts of Winter Storm Uri that occurred in February 2021 and resulted in shut-ins of our wells for a portion of several days during the first quarter 2021. Additionally, the second quarter of 2021 was impacted by 8.2 net wells turned to sales during the period. Total sales volume increased 22% to 2,261 thousand barrels of oil equivalent (“Mboe”) from 1,848 Mboe due primarily to the impact of the aforementioned factors.
•Product revenues increased 40% to $123.8 million from $88.3 million due primarily to higher crude oil sales volume, or $20.2 million, coupled with 14% higher crude oil prices, or $14.2 million. NGL revenues were 23% higher due to 14% higher sales volume, or $0.5 million coupled with 8% higher prices, or $0.3 million. Natural gas revenues were 9% higher with 13% higher volume partially offset by 4% lower pricing for an overall increase of $0.3 million.
•Production and lifting costs, consisting of Lease operating expenses (“LOE”) and Gathering, processing and transportation expenses (“GPT”), increased on an absolute basis to $14.9 million from $13.5 million and declined on a per unit basis to $6.59 per boe from $7.31 per boe due primarily to the effects of 22% higher sales volume.
•Production and ad valorem taxes increased marginally on an absolute and per unit basis to $6.7 million and $2.97 per boe from $5.5 million and $2.98 per boe, respectively, due to the overall effects of 15% higher aggregate realized product pricing, partially offset by lower estimated ad valorem tax assessments.
•General and administrative (“G&A”) expenses decreased on an absolute and per unit basis to $7.0 million and $3.09 per boe from $13.2 million and $7.13 per boe, respectively, due primarily to certain non-recurring costs occurring in the first quarter 2021. The first quarter 2021 non-recurring costs primarily consisted of: (i) $1.9 million of costs associated with share-based compensation awards, including awards whose vesting was accelerated by the Juniper Transactions, (ii) $4.7 million of transaction costs associated with the Juniper Transactions and (iii) $0.2 million of executive restructuring charges including severance costs and termination benefits. In addition, higher sales volume during the second quarter of 2021 had the effect of reducing the per unit costs.
•Depreciation, depletion and amortization (“DD&A”) increased to $28.8 million and decreased on a per unit basis to $12.74 per boe during the second quarter of 2021 as compared to $23.9 million and $12.92 per boe during the first quarter 2021 due primarily to higher production volume, partially offset by the effects of a lower depletion rate from increased reserves.
•We did not record any impairments of our oil and gas properties during the second quarter 2021 and recorded an impairment of $1.8 million during the first quarter 2021.
•Operating income was $67.3 million in the second quarter 2021 compared to $30.7 million in first quarter 2021 due to the combined impact of the matters noted above.

Year over Year Analysis of Operating and Financial Results
Sales Volume
The following tables set forth a summary of our total and average daily sales volumes by product for the periods presented:

	Total Sales Volume [1]			Average Daily Sales Volume [1]
			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Crude oil (Mbbl and bbl/d)	1,831	1,719	112	20,117	18,888	1,229
NGLs (Mbbl and bbl/d)	240	303	(63)	2,633	3,329	(696)
Natural gas (MMcf and MMcf/d)	1,143	1,311	(168)	13	14	(1)
Total (Mboe and boe/d)	2,261	2,240	21	24,844	24,617	227

			2021 vs. 2020			2021 vs. 2020
	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Crude oil (Mbbl and bbl/d)	3,300	3,599	(299)	18,231	19,777	(1,546)
NGLs (Mbbl and bbl/d)	450	610	(160)	2,485	3,352	(867)
Natural gas (MMcf and MMcf/d)	2,156	2,784	(628)	12	15	(3)
Total (Mboe and boe/d)	4,109	4,674	(565)	22,701	25,679	(2,978)
__________________________________________________________________________________
1    All volumetric statistics represent volumes of commodity production that were actually sold during the periods presented. Volumes of crude oil physically produced in excess of volumes sold are placed in temporary storage to be sold in subsequent periods.
Total sales volume were relatively flat during the three month period in 2021 as compared to the corresponding period in 2020. The effect of 8.2 net wells turned to sales in the 2021 period as compared to 2.8 net wells in the corresponding period in 2020 were substantially offset by the cumulative volumetric effect of fewer wells turned to sales in the second half of 2020. Total sales volume decreased 12% during the six month period in 2021 when compared to the corresponding period in 2020. While the number of net wells turned to sales were higher in the six months of 2021 (19.8 net vs. 13.8 net), several were turned to sales in the final month of the 2021 period such that their impact was not as significant as the cumulative volumetric effect of fewer wells turned to sales in the second half of 2020.
Approximately 81% of total sales volume during the three and six month periods in 2021 was attributable to crude oil when compared to approximately 77% during the corresponding periods in 2020. The increase in the crude oil composition of total sales volume was due primarily to drilling in the oilier northern and eastern portions of our acreage holdings and focus on development plans with emphasis in such portions.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product for the periods presented:

	Total Product Revenues			Product Revenues per Unit of Volume
			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Three Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
				($ per unit of volume)
Crude oil	$116,314	$41,197	$75,117	$63.54	$23.97	$39.57
NGLs	4,388	1,578	2,810	$18.31	$5.21	$13.10
Natural gas	3,087	2,020	1,067	$2.70	$1.54	$1.16
Total	$123,789	$44,795	$78,994	$54.75	$20.00	$34.75

			2021 vs. 2020			2021 vs. 2020
	Six Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
				($ per unit of volume)
Crude oil	$198,227	$127,505	$70,722	$60.07	$35.42	$24.65
NGLs	7,950	3,471	4,479	$17.68	$5.69	$11.99
Natural gas	5,920	4,710	1,210	$2.75	$1.69	$1.06
Total	$212,097	$135,686	$76,411	$51.62	$29.03	$22.59

The following table provides an analysis of the changes in our revenues for the periods presented:

	Three Months Ended June 30, 2021 vs. 2020			Six Months Ended June 30, 2021 vs. 2020
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$2,680	$72,437	$75,117	$(10,612)	$81,334	$70,722
NGLs	(330)	3,140	2,810	(912)	5,391	4,479
Natural gas	(258)	1,325	1,067	(1,063)	2,273	1,210
	$2,092	$76,902	$78,994	$(12,587)	$88,998	$76,411
Our product revenues during the three and six month period in 2021 increased compared to the corresponding periods in 2020 due primarily to a partial economic recovery following the easing of COVID-19 restrictions that resulted in increases to the WTI benchmark price of 136% and 69% for the three and six month periods, respectively, as well as an increase of 7% in crude oil volume in the three month period, partially offset by lower NGL and natural gas volume. Total crude oil revenues remain over 90% of our total product revenues during both the three and six month periods in 2021 and 2020.
Realized Differentials
The following table reconciles our realized price differentials from average NYMEX-quoted prices for WTI crude oil and HH natural gas for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Realized crude oil prices ($/bbl)	$63.54	$23.97	$39.57	$60.07	$35.42	$24.65
Average WTI prices	66.17	28.00	38.17	62.22	36.82	25.40
Realized differential to WTI	$(2.63)	$(4.03)	$1.40	$(2.15)	$(1.40)	$(0.75)

Realized natural gas prices ($/Mcf)	$2.70	$1.54	$1.16	$2.75	$1.69	$1.06
Average HH prices ($/MMBtu)	2.88	1.65	1.23	3.13	1.76	1.37
Realized differential to HH	$(0.18)	$(0.11)	$(0.07)	$(0.38)	$(0.07)	$(0.31)
Beginning in March 2020, the adverse impact of COVID-19 and instability in the global energy markets effectively eliminated our premium margin to the NYMEX West Texas Intermediate (“NYMEX WTI”) index price for crude oil. Average NYMEX WTI crude oil prices have rebounded as stabilization continued, with crude oil averaging approximately $66 per bbl for the second quarter 2021. Our differential to NYMEX WTI for the three month period in 2021 is primarily due to the change during 2020 from selling our production volumes based on LLS and MEH pricing to selling fully based on MEH pricing for the three month period in 2021. While both LLS and MEH have historically been at a premium to NYMEX WTI, MEH is less of a premium than LLS. NYMEX Henry Hub (“NYMEX HH”) pricing was also impacted by COVID-19 and the overall industry instability, as well as by the colder than normal weather during the winter of 2021. Average NYMEX HH prices were also impacted by COVID-19 and the overall industry instability noted above, as well as by the colder-than-normal weather during first quarter 2021 that affected most of the Lower 48 states and caused significant natural gas supply and demand imbalances, particular in February 2021. See also the discussion of Commodity Price and Other Economic Conditions in the Overview above.
Effects of Derivatives
We present realized prices for crude oil and natural gas, as adjusted for the effects of derivatives, net as we believe these measures are useful to management and stakeholders in determining the effectiveness of our price-risk management program that is designed to reduce the volatility associated with our operations. Realized prices for crude oil and natural gas, as adjusted for the effects of derivatives, net, are supplemental financial measures that are not prepared in accordance with generally accepted accounting principles (“GAAP”).

The following table presents the calculation of our non-GAAP realized prices for crude oil and natural gas, as adjusted for the effects of derivatives, net and reconciles to realized prices for crude oil and natural gas determined in accordance with GAAP:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Realized crude oil prices ($/bbl)	$63.54	$23.97	$39.57	$60.07	$35.42	$24.65
Effects of derivatives, net ($/bbl)	(10.84)	26.40	(37.24)	(10.89)	16.92	(27.81)
Crude oil realized prices, including effects of derivatives, net ($/bbl)	$52.70	$50.37	$2.33	$49.18	$52.34	$(3.16)

Realized natural gas liquid prices ($/bbl)	$18.31	$5.21	$13.10	$17.68	$5.69	$11.99
Effects of derivatives, net ($/bbl))	(0.44)	—	(0.44)	(0.24)	—	(0.24)
Natural gas liquids realized prices, including effects of derivatives, net ($/bbl)	$17.87	$5.21	$12.66	$17.44	$5.69	$11.75

Realized natural gas prices ($/Mcf)	$2.70	$1.54	$1.16	$2.75	$1.69	$1.06
Effects of derivatives, net ($/Mcf)	0.01	0.25	(0.24)	0.02	0.16	(0.14)
Natural gas realized prices, including effects of derivatives, net ($/Mcf)	$2.71	$1.79	$0.92	$2.77	$1.85	$0.92
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
Other operating income, net
Other operating income, net includes fees for marketing and water disposal services that we charge to third parties, net of related expenses, as well as other miscellaneous revenues and credits attributable to our current operations and gains and losses on the sale or disposition of assets other than our oil and gas properties. In addition, charges attributable to credit losses associated with our trade and joint venture partner receivables are included in this caption as a contra-revenue item.
The following table sets forth the total Other revenues, net recognized for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Other operating income, net	$910	$687	$223	$1,157	$1,175	$(18)
Our water disposal fees, net of operating costs, and marketing fees increased in the three month period in 2021 due primarily to higher overall sales volume. Our water disposal fees, net of operating costs, and marketing fees were relatively flat during the six month period during 2021 and 2020.
Lease Operating Expenses
LOE includes costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas-lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies, among others.
The following table sets forth our LOE for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Lease operating	$9,728	$9,094	$(634)	$18,553	$19,626	$1,073
Per unit ($/boe)	$4.30	$4.06	$(0.24)	$4.52	$4.20	$(0.32)
% change per unit			(5.9)%			(7.6)%

LOE increased on an absolute basis and per unit basis during the three month period in 2021 when compared to the corresponding period in 2020 due primarily to higher variable costs and greater utilization of gas lift partially offset by the effect of higher sales volumes in the three month period in 2021. These costs were partially offset by lower water disposal costs attributable to protective measures from offset stimulation activities in the 2020 period and lower maintenance costs as substantial work was completed during the prior year during shut-in periods. LOE decreased on an absolute basis during the six month period in 2021 when compared to the corresponding period in 2020. The absolute decrease was due primarily to a combination of lower overall sales volume, cost-containment efforts and the application of operational improvements. These broad reductions were partially offset by higher gas lift costs due, in part, to the colder than usual months during the first quarter of 2021 and greater overall gas lift utilization. The increase on a per unit basis is due primarily to the decrease in sales volumes during the first half of 2021.
Gathering, Processing and Transportation
GPT expense includes costs that we incur to gather and aggregate our crude oil and natural gas production from our wells and deliver them via pipeline or truck to a central delivery point, downstream pipelines or processing plants, and blend or process, as necessary, depending upon the type of production and the specific contractual arrangements that we have with the applicable midstream operators. In addition, GPT expense includes short-term rental charges for crude oil storage tanks.
The following table sets forth our GPT expense for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
GPT	$5,173	$5,593	$420	$9,847	$11,037	$1,190
Per unit ($/boe)	$2.29	$2.50	$0.21	$2.40	$2.36	$(0.04)
% change per unit			8.4%			(1.7)%
GPT expense declined on an absolute basis during the three and six month periods in 2021 as compared to the corresponding periods in 2020 due primarily to lower gas gathering costs attributable to lower natural gas sales volumes of 13% and 23%, respectively, as well as the effects of an increase in the mix of crude oil volume sold at the wellhead, resulting in lower transportation costs. These favorable variances were partially offset by higher costs associated with short-term rental charges with multiple vendors to temporarily store a portion of our crude oil production. GPT decreased on a per unit basis during the three month period in 2021 due primarily to higher crude oil sales volumes, partially offset by the effects of lower natural gas sales volumes. GPT expense was relatively flat on a per unit basis during the six month period in 2021 as compared to the corresponding period in 2020.
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
The following table sets forth our production and ad valorem taxes for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)

Production/severance taxes	$5,777	$1,540	$(4,237)	$10,019	$5,618	$(4,401)
Ad valorem taxes	944	1,090	146	2,215	3,166	951
	$6,721	$2,630	$(4,091)	$12,234	$8,784	$(3,450)
Per unit ($/boe)	$2.97	$1.17	$(1.80)	$2.98	$1.88	$(1.10)
Production/severance tax rate as a percent of product revenues	4.7%	3.4%		4.7%	4.1%
Production taxes increased on an absolute basis and per unit basis during the three and six month periods in 2021 when compared to the corresponding periods in 2020 due primarily to the increases in aggregate commodity sales prices in the three and six month periods in 2021. Our accruals for ad valorem taxes are based on our most recent estimates for assessments which reflect lower property values primarily due to the collapse of commodity prices during 2020.

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
The following table sets forth the components of our G&A for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Primary G&A	$6,023	$7,035	$1,012	$12,060	$13,409	$1,349
Share-based compensation	962	951	(11)	3,208	1,807	(1,401)
Significant special charges:
Organizational restructuring, including severance	—	—	—	239	—	(239)
Acquisition, divestiture and strategic transaction costs	—	—	—	4,655	—	(4,655)
Total G&A	$6,985	$7,986	$1,001	$20,162	$15,216	$(4,946)
Per unit ($/boe)	$3.09	$3.56	$0.47	$4.91	$3.26	$(1.65)
Per unit of excluding share-based compensation and other significant special charges identified above ($/boe)	$2.66	$3.14	$0.48	$2.94	$2.87	$(0.07)
Our primary G&A expenses decreased on an absolute basis during the three and six month periods in 2021 compared to the corresponding periods in 2020. The absolute decrease is due primarily to a lower level of employee headcount resulting from reductions in force that occurred during the second half of 2020. The lower headcount also resulted in lower overall support costs. The decrease was partially offset by higher incentive compensation accruals.
Our total G&A expenses were lower on a per unit basis during the three month period in 2021 as compared to the corresponding period in 2020 due to the lower overall level of costs and the effect of higher sales volume. Our total G&A expenses increased on a per unit basis during the six month period in 2021 compared to the corresponding period in 2020 due primarily to lower total sales volume in the 2021 period.
Share-based compensation charges during the periods presented are attributable to the amortization of compensation cost, net of forfeitures, associated with the grants of time-vested restricted stock units (“RSUs”), and performance-based restricted stock units (“PRSUs”). The grants of RSUs and PRSUs are described in greater detail in Note 12 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements.” As a result of the Juniper Transactions which qualified as a change-in-control event, all of the RSUs granted before 2019 vested as of the Closing Date in accordance with their terms. This resulted in an incremental charge of approximately $1.9 million during the first quarter 2021. All of our share-based compensation represents non-cash expenses.
In connection with the restructuring and elimination of certain executive management positions, we incurred incremental G&A costs including severance costs and termination benefits during 2021. During the first quarter of 2021, we incurred certain professional fees and consulting costs, including certain success-based fees of approximately $4.7 million in connection with the Juniper Transactions.
Depreciation, Depletion and Amortization
DD&A expense includes charges for the allocation of property costs based on the volume of production, depreciation of fixed assets other than oil and gas assets as well as the accretion of our asset retirement obligations.
The following table sets forth total and per unit costs for DD&A for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
DD&A expense	$28,795	$37,135	$8,340	$52,679	$77,853	$25,174
DD&A rate ($/boe)	$12.74	$16.58	$3.84	$12.82	$16.66	$3.84

DD&A decreased on an absolute and a per unit basis during the three and six month periods in 2021 when compared to the corresponding periods in 2020. Lower production volume provided for decreases of $9.4 million and lower DD&A rates resulted in decreases of $15.8 million in the first half of 2021. The lower DD&A rate in 2021 is primarily attributable to the effect of adding additional reserves in the first half of 2021 as well as the effect of the impairments recorded in the fourth quarter 2020 and in the first quarter 2021.
Impairment of Oil and Gas Properties
We assess our oil and gas properties on a quarterly basis based on the results of a comparison of the unamortized cost of our oil and gas properties, net of deferred income taxes, to the sum of our estimated after-tax discounted future net revenues from proved properties adjusted for costs excluded from amortization (the “Ceiling Test”) in accordance with the full cost method of accounting for oil and gas properties.

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Impairment of oil and gas properties	$—	$35,509	$35,509	$1,811	$35,509	$33,698
We did not record an impairment of our oil and gas properties during the three month period in 2021, compared to an impairment of $35.5 million recorded in the corresponding period in 2020. During the six month period in 2021, we recorded an impairment of $1.8 million, compared to the $35.5 million recorded in the second quarter 2020. These impairments were the result of the decline in the twelve-month average prices of crude oil, NGLs and natural gas as indicated by the respective quarterly Ceiling Test under the full cost method of accounting for oil and gas properties.
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
The following table summarizes the components of our interest expense for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Interest on borrowings and related fees	$5,533	$7,524	$1,991	$11,165	$15,569	$4,404
Accretion of original issue discount	85	201	116	190	397	207
Amortization of debt issuance costs	483	1,513	1,030	989	2,140	1,151
Capitalized interest	(798)	(702)	96	(1,644)	(1,390)	254
Total interest expense, net of capitalized interest	$5,303	$8,536	$3,233	$10,700	$16,716	$6,016
Interest expense decreased during the three and six month periods in 2021 as compared to the corresponding periods in 2020 due primarily to the effect of lower outstanding balances under the Credit Facility and Second Lien Facility during the three and six month periods in 2021 and lower interest rates associated with the Credit Facility, due primarily to lower applicable margins resulting from lower utilization levels. The weighted-average balances under the Credit Facility were lower in the three and six month periods in 2021 by approximately $135 million and $133 million, respectively. The weighted-average interest rates during the same periods were lower by 44 and 47 basis points, respectively. The accretion of OID is entirely attributable to the Second Lien Facility and the amortization of debt issuance costs includes amounts attributable to both the Credit Facility and Second Lien Facility. We capitalized a larger portion of interest during the three and six month periods in 2021 as we maintained a higher portion of unproved property as compared to the corresponding period in 2020 due primarily to the property contribution from the Juniper Transactions.

Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices and interest rate swaps.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio and interest rate swaps for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Commodity derivative gains (losses)	$(54,231)	$(33,473)	$(20,758)	$(98,631)	$124,329	$(222,960)
Interest rate swap gains (losses)	4	(876)	880	36	(7,559)	7,595
Total	$(54,227)	$(34,349)	$(19,878)	$(98,595)	$116,770	$(215,365)
In the three month period in 2021, commodity prices recovered to levels that were significantly higher on an average aggregate basis than those during the corresponding period in 2020. Accordingly, the derivative losses in the three month period in 2021 reflect the decline in the mark-to-market values consistent with the increase in prices attributable to open positions. The effect in the three month period in 2020 was in the opposite direction as the mark-to-market gains associated were attributable to the substantial collapse in prices for the underlying commodities relative to our hedged positions. In the second quarter of 2021, we began hedging a portion of our NGL production. Realized settlement payments, net for crude oil, NGL and natural gas derivatives were $15.7 million and $21.9 million during the three and six months ended June 30, 2021 as compared to realized settlement receipts of $45.7 million and $61.4 million during the three and six months ended June 30, 2020, respectively. In 2020, we began hedging a portion of our exposure to variable interest rates associated with our Credit Facility and Second Lien Facility. For the three and six months ended June 30, 2021, we paid $0.9 million and $1.9 million, respectively, of net settlements from our interest rate swaps. For both the three and six months ended June 30, 2020, we paid $0.4 million of net settlements from our interest rate swaps.
Income Taxes
Income taxes represent our income tax provision as determined in accordance with generally accepted accounting principles. It considers taxes attributable to our obligations for federal taxes under the Internal Revenue Code as well as to the various states in which we operate, primarily Texas, or otherwise have continuing involvement.
The following table summarizes our income taxes for the periods presented:

			2021 vs. 2020			2021 vs. 2020
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)	2021	2020	(Unfavorable)
Income tax (expense) benefit	$(171)	$690	$(861)	$139	$(448)	$587
Effective tax rate	2.2%	0.7%		1.1%	0.7%
The income tax provision resulted in an expense of $0.2 million and a benefit of $0.1 million for the three and six months ended June 30, 2021, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 1.1%, which is fully attributable to the State of Texas. In connection with the Juniper Transactions, we recorded an adjustment of $0.7 million to Paid-in capital (see Note 3 to the condensed consolidated financial statements) attributable to certain state deferred income tax effects associated with the change in legal entity structure. Our net deferred income tax liability balance of $0.5 million as of June 30, 2021 is also fully attributable to the State of Texas and primarily related to property.
We recognized a federal and state income tax benefit of $0.7 million and an expense of $(0.4) million the three and six months ended June 30, 2020, respectively. The federal and state tax expense was offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 0.7% which was fully attributable to the State of Texas. The provision also reflected a reclassification of $1.2 million from deferred tax assets to current income taxes receivable for certain refundable alternative minimum tax credit carryforwards that were later received in June 2020.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. As of June 30, 2021, we had liquidity of $160.4 million, comprised of cash and cash equivalents of $49.7 million and availability under our Credit Facility of $110.7 million (factoring in letters of credit). The Credit Facility provides us with up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is $375 million with availability further limited to a maximum of $350 million. As of July 30, 2021, we had $110.7 million available under the Credit Facility.
On July 27, 2021, our indirect, wholly owned subsidiary Penn Virginia Escrow LLC (the “Escrow Issuer”) priced an offering of $400 million aggregate principal amount of senior unsecured notes due 2026 (the “Notes”). The closing date is anticipated to be on or about August 10, 2021 and the Notes will bear interest at 9.25%. The Notes were initially sold at 99.018% of par. The gross proceeds of the offering and other funds will initially be deposited in an escrow account pending satisfaction of certain conditions, including the expected consummation of the Merger on or prior to November 26, 2021. Upon satisfaction of the escrow release conditions, Penn Virginia Holdings, LLC (“Holdings”) will assume the obligations under the Notes, the Escrow Issuer will be merged with and into Holdings (with Holdings as the surviving entity), the Notes will be guaranteed by the subsidiaries of Holdings that guarantee its reserve-based revolving Credit Facility, and the escrowed proceeds relating to the offering of the Notes will be released.
Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. All of these factors have been negatively impacted by the continuing COVID-19 pandemic and the related instability in the global energy markets. In order to mitigate this volatility, we are extensively utilizing derivative contracts with a number of financial institutions, all of which are participants in our Credit Facility, hedging a portion of our estimated future crude oil, NGLs and natural gas production through the first half of 2023. The level of our hedging activity and duration of the financial instruments employed depends on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.
We continually evaluate potential sales of assets, including certain non-strategic oil and gas properties and undeveloped acreage, among others. Additionally, from time-to-time and under market conditions that we believe are favorable to us, we may consider capital market transactions, including the offering of debt and equity securities. We maintain an effective shelf registration statement to allow for optionality.
Capital Resources
Our 2021 capital budget, which we have not revised to account for the pending Lonestar Merger, contemplates capital expenditures from $210 to $240 million, of which $205 to $235 million has been allocated to drilling and completion activities. We plan to fund our 2021 capital program and our operations for the next twelve months primarily with cash on hand, cash from operating activities and, to the extent necessary, supplemental borrowings under the Credit Facility. Based upon current price and production expectations for the remainder of 2021, we believe that our cash on hand, cash from operating activities and borrowings under our Credit Facility, as necessary, will be sufficient to fund our capital spending and operations for at least the next twelve months; however, future cash flows are subject to a number of variables including the length and magnitude of the current global economic uncertainties associated with the COVID-19 pandemic and related instability in the global energy markets.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Net cash provided by operating activities	122,711	128,895
Net cash used in investing activities	(95,553)	(112,744)
Net cash provided by (used in) financing activities	9,516	(2,004)
Net increase in cash and cash equivalents	$36,674	$14,147

Cash Flows from Operating Activities. The decrease of $6.2 million in net cash provided by operating activities for the six months ended June 30, 2021 compared to the corresponding period in 2020 was primarily attributable to the effect of 12% lower total sales volume, partially offset by the timing effect of revenues receipts as 2021 included cash receipts that were derived from higher average prices than in 2020. The adverse impact on cash received from realized revenues in the six months ended June 30, 2021 was exacerbated by: (i) higher net payments for commodity derivatives settlements and premiums, (ii) transaction costs paid in connection with the Juniper Transactions and (iii) executive restructuring costs including severance payments. These items were partially offset by lower interest payments, net of interest rate swap settlements, due to substantially lower outstanding borrowings and lower weighted-average variable rates in 2021 as compared to 2020.
Cash Flows from Investing Activities. Our cash payments for capital expenditures were higher during the six months ended June 30, 2021 as compared to the corresponding period in 2020, due primarily to the suspension of the drilling and completion program during a portion of 2020 as a result of the COVID-19 pandemic impacts. In addition, we received lower proceeds from the sale of scrap tubular and well materials during the six months ended June 30, 2021 compared to the corresponding period in 2020.
The following table sets forth costs related to our capital expenditures program for the periods presented:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Drilling and completion	$122,115	$86,312
Lease acquisitions, land-related costs, and geological and geophysical (seismic) costs	1,219	2,571
Pipeline, gathering facilities and other equipment, net [1]	(481)	1,056
Total capital expenditures incurred	$122,853	$89,939
__________________________________________________________________________________
1    Includes certain capital charges to our working interest partners for completion services.
The following table reconciles the total costs of our capital expenditures program with the net cash paid for capital expenditures as reported in our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	June 30,	June 30,
	2021	2020
Total capital expenditures program costs (from above)	$122,853	$89,939
Decrease (increase) in accounts payable for capital items and accrued capitalized costs	(22,891)	20,294
Net purchases/(transfers) from tubular inventory and well materials [1]	2,851	6
Prepayments for drilling and completion services, net of transfers	(10,023)	—
Capitalized internal labor, capitalized interest and other	2,916	2,588
Total cash paid for capital expenditures	$95,706	$112,827
__________________________________________________________________________________
1    Includes purchases made in advance of drilling.
Cash Flows from Financing Activities. In January 2021, we received over $150 million of proceeds from the issuance of Common Units and Series A Preferred Stock in connection with the Juniper Transactions. These proceeds were used to fund the repayments of $80.5 million and $50.0 million under the Credit Facility and Second Lien Facility, respectively. The remainder of the proceeds were used to pay: (i) $3.8 million of issue costs associated with the redeemable securities (Common Units and Series A Preferred Stock), (ii) $5.5 million of transaction costs attributable to Juniper’s Noncontrolling interest, (iii) $1.8 million of issue costs associated with the amendments to the Credit Facility and Second Lien Facility in connection with the Juniper Transactions, (iv) $1.3 million to liquidate outstanding Second Lien Facility advances attributable to a single participant lender and (v) a portion of interest payments and other Juniper Transactions costs, both of which are presented as cash disbursements included in net cash provided by operating activities above. The six months ended June 30, 2021 includes additional net borrowings of $5 million under the Credit Facility and $3.750 million quarterly amortization payments under the Second Lien Facility. The six months ended June 30, 2020 includes borrowings of $46.0 million and repayments of $49.0 million under the Credit Facility which were used to fund a portion of the capital program during that period as well as less than $0.1 million of debt issue costs.

Capitalization
The following table summarizes our total capitalization as of the dates presented:

	June 30,	December 31,
	2021	2020
Credit facility	$238,900	$314,400
Second lien facility, net	140,649	195,097
Total debt, net	379,549	509,497
Total equity	382,663	212,838
	$762,212	$722,335
Debt as a % of total capitalization	50%	71%
Credit Facility. The Credit Facility provides a $1.0 billion revolving commitment and a $375 million borrowing base including a $25 million sublimit for the issuance of letters of credit. Availability under the Credit Facility may not exceed the lesser of the aggregate commitments or the borrowing base; however, outstanding borrowings under the Credit Facility are limited to a maximum of $350 million. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders generally may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. However, we have the option to forego a redetermination until Fall 2021 assuming we continue to satisfy certain minimum hedging conditions. The Credit Facility is available to us for general corporate purposes including working capital. The Credit Facility is scheduled to mature in May 2024. We had $0.4 million in letters of credit outstanding as of June 30, 2021 and December 31, 2020.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) a Eurodollar rate, including the London interbank offered rate (“LIBOR”) through 2021, plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar, including LIBOR, borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of June 30, 2021, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 3.08%. Unused commitment fees are charged at a rate of 0.50%.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

		Borrowings Outstanding
	End of Period	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended June 30, 2021	$238,900	$246,263	$248,900	3.10%
Six months ended June 30, 2021	$238,900	$244,961	$314,400	3.14%
The Credit Facility is guaranteed by the Partnership and all of its subsidiaries excluding the borrower subsidiary and the escrow subsidiary (the “Guarantor Subsidiaries”). For additional information related to the escrow subsidiary see “Overview” above. The guarantees under the Credit Facility are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. There are no significant restrictions on our ability or any of the Guarantor Subsidiaries to obtain funds through dividends, advances or loans. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our subsidiaries’ assets.
In July 2021, we entered into Amendment No. 10 to the Credit Agreement (the “Tenth Amendment”) permitting certain actions to be executed in accordance with the escrow arrangement of the Notes as described above in the “Overview.”

Second Lien Facility. In accordance with the recent amendment, the maturity date of the Second Lien Facility was extended to September 29, 2024.
The Company is required to make quarterly amortization payments of $1.875 million and outstanding borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate based on the prime rate plus an applicable margin of 7.25% or (b) a Eurodollar rate, including LIBOR through 2021, with a floor of 1.00%, plus an applicable margin of 8.25%; provided that the applicable margin will increase to 8.25% and 9.25%, respectively, during any quarter in which the quarterly amortization payment is not made. As of June 30, 2021, the actual interest rate of outstanding borrowings under the Second Lien Facility was 9.25%. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one or three months (including in three month intervals if we select a six-month interest period), at our election and is computed on the basis of a 360-day year.

We have the right, to the extent permitted under the Credit Facility and an intercreditor agreement between the lenders under the Credit Facility and the lenders under the Second Lien Facility, to prepay loans under the Second Lien Facility at any time, subject to prepayment premiums (in addition to customary breakage costs with respect to Eurodollar loans) during the twelve-month period beginning on January 15th of the years indicated below:

Date	Prepayment premium
2021	102%
2022	101%
Thereafter	No premium
The Second Lien Facility also provides for the following prepayment premiums in the event of a change-in-control that results in an offer of prepayment that is accepted by the lenders under the Second Lien Facility during the twelve-month period beginning on January 15th of the years indicated below:

Date	Prepayment premium
2021	102%
2022	101%
Thereafter	No premium
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
As of June 30, 2021, we were in compliance with all of the covenants under the Credit Facility and the Second Lien Facility.
We intend to repay in full and terminate the Second Lien Facility with the proceeds from the Notes.

Off Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements other than information technology licensing, service agreements, in-kind commodity recovery arrangements for imbalances and letters of credit, all of which are customary in our business.
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
As described in this Quarterly Report on Form 10-Q as well as the Critical Accounting Estimates disclosures in the Annual Report on Form 10-K, we apply the full cost method to account for our oil and gas properties. At the end of each quarterly reporting period, we perform a Ceiling Test in order to determine if our oil and gas properties have been impaired. For purposes of the Ceiling Test, estimated discounted future net revenues are determined using the prior 12-month’s average price based on closing prices on the first day of each month, adjusted for differentials, discounted at 10%. The calculation of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are significant uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production, timing and plan of development. The carrying value of our proved oil and gas properties exceeded the limit determined by the Ceiling Test as of March 31, 2021, resulting in a $1.8 million impairment. There was no such impairment of our proved oil and gas properties during the second quarter of 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
All of our long-term debt instruments are subject to variable interest rates. As of June 30, 2021, we had borrowings of $238.9 million under the Credit Facility and $145.0 million under the Second Lien Facility at interest rates of 3.08% and 9.25%, respectively. Assuming a constant borrowing level under the Credit Facility and Second Lien Facility, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in aggregate interest payments of approximately $3.8 million on an annual basis, excluding the offsetting impact of our interest rate swap derivatives.
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
As of June 30, 2021, our commodity derivative portfolio was in a net liability position in the amount of $73.7 million. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.
During the six months ended June 30, 2021, we reported a net commodity derivative loss of $98.6 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 5 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for a further description of our commodity price risk management activities.
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

	Change of 10% per bbl of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(32.0)	$24.2
Effect of crude oil price changes for the remainder of 2021 on operating income, excluding derivatives [2]	$37.8	$(37.8)
_____________________________
1 Based on derivatives outstanding as of June 30, 2021.
2    These sensitivities are subject to significant change.

Item 4.    Controls and Procedures
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
We are not aware of any material pending legal or governmental proceedings against us, any material proceedings by governmental officials against us that are pending or contemplated to be brought against us and no such proceedings have been terminated during the period covered by this Quarterly Report on Form 10-Q. See Note 11 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information regarding our legal and regulatory matters.

Item 1A.    Risk Factors
Other than the risk factors as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
We may not consummate the Lonestar Merger.
There can be no assurances that the Lonestar Merger (the “Merger”) will be consummated on the terms previously disclosed or at all, or that the consummation of the transaction will not be delayed beyond the expected closing date. If we do not complete the Merger, we will not have the opportunity to attempt to realize the benefits we believe the acquisition will afford us.
We may not realize all of the anticipated benefits of the Merger.
There can be no assurance that we will be able to realize the anticipated benefits of the Merger. The success of the proposed acquisition will depend, in part, on our ability to realize the operating and marketing opportunities and synergies from the transaction. Our ability to realize these anticipated benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we cannot control, including undisclosed liabilities, unanticipated costs, delays or other operational or financial problems related to the Merger or the acquired assets, any of which may divert our management’s attention from other business issues and opportunities and restrict the full realization of the anticipated benefits of the Merger within the expected timeframe or at all. Further, Lonestar currently has hedges outstanding that must be canceled, novated or transferred to a new counterparty in connection with the Merger. If canceled, we could be responsible for the mark-to-mark value of such hedges as of such date, which could impact our liquidity. Additionally, if the Lonestar Merger does not close, we will be required to redeem the Notes. These and other challenges that may arise could have a material adverse effect on us, our business and our results of operations.

Item 5.    Other Information
None.

Item 6.    Exhibits

(3.1) *	Third Amended and Restated Articles of Incorporation of Penn Virginia Corporation, effective as of May 12, 2021.

(3.2)	Sixth Amended and Restated Bylaws of Penn Virginia Corporation, effective as of May 3, 2021 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 4, 2021).

(10.1)	Penn Virginia Corporation’s 2019 Management Incentive Plan as Amended (incorporated by reference to Annex A to Registrant’s Proxy Statement filed on April 7, 2021).

(10.2) *	Form of Performance Restricted Stock Unit Award Agreement (Officer).

(31.1) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) †	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) †	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS) *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH) *	Inline XBRL Taxonomy Extension Schema Document

(101.CAL) *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF) *	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB) *	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE) *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104) *	The cover page of Penn Virginia Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
_____________________________
*    Filed herewith.
†    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA CORPORATION

August 4, 2021	By:	/s/ RUSSELL T KELLEY, JR.
Russell T Kelley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 4, 2021	By:	/s/ KAYLA D. BAIRD
Kayla D. Baird
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)