Form 10-Q
period 2022-06-30
Ranger Oil Corp
filed 2022-08-03
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
 FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, there were 42,359,125 shares of common stock outstanding, including 19,810,127 shares of Class A Common Stock and 22,548,998 shares of Class B Common Stock.

RANGER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended June 30, 2022

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and other
Crude oil	$273,589	$116,314	$500,321	$198,227
Natural gas liquids	18,818	4,388	35,558	7,950
Natural gas	21,037	3,087	33,164	5,920
Other operating income, net	1,047	910	1,903	1,157
Total revenues and other	314,491	124,699	570,946	213,254
Operating expenses
Lease operating	18,908	9,728	37,010	18,553
Gathering, processing and transportation	8,638	5,173	17,678	9,847
Production and ad valorem taxes	16,774	6,721	29,914	12,234
General and administrative	10,635	6,985	20,414	20,162
Depreciation, depletion and amortization	54,290	28,795	105,183	52,679
Impairments of oil and gas properties	—	—	—	1,811
Total operating expenses	109,245	57,402	210,199	115,286
Operating income	205,246	67,297	360,747	97,968
Other income (expense)
Interest expense, net of amounts capitalized	(11,038)	(5,303)	(21,735)	(10,700)
Gain (loss) on extinguishment of debt	—	—	2,157	(1,231)
Derivative losses	(44,942)	(54,227)	(212,829)	(98,595)
Other, net	82	—	158	(6)
Income (loss) before income taxes	149,348	7,767	128,498	(12,564)
Income tax benefit (expense)	(1,308)	(171)	(1,119)	139
Net income (loss)	148,040	7,596	127,379	(12,425)
Net (income) loss attributable to Noncontrolling interest	(76,856)	(4,551)	(66,180)	1,898
Net income (loss) attributable to common shareholders	$71,184	$3,045	$61,199	$(10,527)

Net income (loss) per share attributable to common shareholders:
Basic	$3.41	$0.20	$2.91	$(0.69)
Diluted	$3.33	$0.20	$2.85	$(0.69)

Weighted average shares outstanding – basic	20,887	15,311	20,996	15,287
Weighted average shares outstanding – diluted	21,514	38,372	21,604	15,287

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$148,040	$7,596	$127,379	$(12,425)
Other comprehensive income:
Change in pension and postretirement obligations, net of tax	—	2	—	4
Comprehensive income (loss)	148,040	7,598	127,379	(12,421)
Net (income) loss attributable to Noncontrolling interest	(76,856)	(4,551)	(66,180)	1,898
Other comprehensive income attributable to Noncontrolling interest	—	(1)	—	(2)
Comprehensive income (loss) attributable to common shareholders	$71,184	$3,046	$61,199	$(10,525)

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$34,450	$23,681
Accounts receivable, net of allowance for credit losses	201,357	118,594
Derivative assets	15,006	11,478
Prepaid and other current assets	13,501	20,998
Assets held for sale	11,400	11,400
Total current assets	275,714	186,151
Property and equipment, net (full cost method)	1,534,492	1,383,348
Derivative assets	5,597	2,092
Other assets	10,735	5,017
Total assets	$1,826,538	$1,576,608

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	$299,221	$214,381
Derivative liabilities	144,541	50,372
Current portion of long-term debt	1,897	4,129
Total current liabilities	445,659	268,882

Deferred income taxes	2,937	2,793
Derivative liabilities	28,604	23,815
Other non-current liabilities	9,858	10,358
Long-term debt, net	565,329	601,252

Commitments and contingencies (Note 11)

Equity
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value – 110,000,000 shares authorized; 20,483,112 and 21,090,259 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	205	729
Class B common stock, $0.01 par value – 30,000,000 shares authorized; 22,548,998 shares issued and outstanding as of June 30, 2022 and December 31, 2021	2	2
Paid-in capital	257,615	273,329
Retained earnings	110,782	49,583
Accumulated other comprehensive loss	(111)	(111)
Ranger Oil shareholders’ equity	368,493	323,532
Noncontrolling interest	405,658	345,976
Total equity	774,151	669,508
Total liabilities and equity	$1,826,538	$1,576,608

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$127,379	$(12,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on extinguishment of debt	(2,157)	1,231
Depreciation, depletion and amortization	105,183	52,679
Impairments of oil and gas properties	—	1,811
Derivative contracts:
Net losses	212,829	98,595
Cash settlements and premiums paid, net	(103,922)	(23,803)
Deferred income tax expense (benefit)	144	(249)
Non-cash interest expense	1,671	1,179
Share-based compensation	2,973	3,208
Other, net	(187)	9
Changes in operating assets and liabilities, net	(45,029)	990
Net cash provided by operating activities	298,884	123,225

Cash flows from investing activities
Capital expenditures	(174,244)	(95,706)
Acquisitions of oil and gas properties	(45,976)	—
Deposits for the acquisitions of oil and gas properties	(6,411)	—
Proceeds from sales of assets, net	622	153
Net cash used in investing activities	(226,009)	(95,553)

Cash flows from financing activities
Proceeds from credit facility borrowings	243,000	20,000
Repayments of credit facility borrowings	(280,000)	(95,500)
Repayments of second lien term loan	—	(55,015)
Repayments of acquired debt	(175)	—
Payments for share repurchases	(24,127)	—
Proceeds from redeemable common units	—	151,160
Proceeds from redeemable preferred stock	—	2
Transaction costs paid on behalf of Noncontrolling interest	—	(5,543)
Issuance costs paid for Noncontrolling interest securities	—	(3,758)
Withholding taxes for share-based compensation	(650)	(514)
Debt issuance costs paid	(154)	(1,830)
Net cash (used in) provided by financing activities	(62,106)	9,002
Net increase in cash and cash equivalents	10,769	36,674
Cash and cash equivalents – beginning of period	23,681	13,020
Cash and cash equivalents – end of period	$34,450	$49,694

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$21,096	$9,638
Non-cash investing and financing activities:
Changes in property and equipment related to capital contributions	$—	$(38,561)
Changes in accrued liabilities related to capital expenditures	$30,461	$22,891

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - UNAUDITED
(in thousands)

	Shares
	Class A Common Shares Outstanding	Class B Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balance as of December 31, 2021	21,090	22,549	$729	$2	$273,329	$49,583	$(111)	$345,976	$669,508
Net loss	—	—	—	—	—	(9,985)	—	(10,676)	(20,661)
Common stock issued related to share-based compensation and other, net	56	—	—	—	478	—	—	—	478
Balance as of March 31, 2022	21,146	22,549	$729	$2	$273,807	$39,598	$(111)	$335,300	$649,325
Net income	—	—	—	—	—	71,184	—	76,856	148,040
Repurchase of Class A Common Stock	(681)	—	(7)	—	(25,052)	—	—	—	(25,059)
Change in ownership, net	—	—	—	—	6,498	—	—	(6,498)	—
Common stock issued related to share-based compensation and other, net	18	—	(517)	—	2,362	—	—	—	1,845
Balance as of June 30, 2022	20,483	22,549	$205	$2	$257,615	$110,782	$(111)	$405,658	$774,151

	Shares
	Common Shares Outstanding	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balance as of December 31, 2020	15,200	$—	$152	$203,463	$9,354	$(131)	$—	$212,838
Net loss	—	—	—	—	(13,572)	—	(6,449)	(20,021)
Issuance of preferred stock	—	2	—	—	—	—	—	2
Issuance of Noncontrolling interest	—	—	—	(50,068)	—	—	229,620	179,552
Common stock issued related to share-based compensation and other, net	110	—	1	1,769	—	1	1	1,772
Balance as of March 31, 2021	15,310	$2	$153	$155,164	$(4,218)	$(130)	$223,172	$374,143
Net income	—	—	—	—	3,045	—	4,551	7,596
Common stock issued related to share- based compensation and other, net	2	—	—	922	—	1	1	924
Balance as of June 30, 2021	15,312	$2	$153	$156,086	$(1,173)	$(129)	$227,724	$382,663
_______________________
In October 2021, the Company effected a recapitalization, pursuant to which, among other things, the Company’s common stock was renamed and reclassified as Class A common stock, par value $0.01 per share (“Class A Common Stock”), a new class of capital stock of the Company, Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) was authorized, and the designation of the Series A Preferred Stock was cancelled. See Note 12 in the notes to condensed consolidated financial statements for further details.

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
For the Quarterly Period Ended June 30, 2022
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
On January 15, 2021, the Company consummated the transactions (collectively, the “Juniper Transactions”) contemplated by: (i) the Contribution Agreement, dated November 2, 2020, by and among the Company, ROCC Energy Holdings, L.P. (formerly PV Energy Holdings, L.P., the “Partnership”) and JSTX Holdings, LLC (“JSTX”), an affiliate of Juniper Capital Advisors, L.P. (“Juniper Capital” and, together with JSTX and Rocky Creek Resources, LLC, “Juniper”); and (ii) the Contribution Agreement, dated November 2, 2020, by and among Rocky Creek Resources, LLC, an affiliate of Juniper Capital (“Rocky Creek”), the Company and the Partnership pursuant to which Juniper contributed $150 million in cash and certain oil and gas assets in South Texas in exchange for equity. See Note 2 for further discussion.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Ranger Oil and all of our subsidiaries as of the relevant dates. Intercompany balances and transactions have been eliminated. A substantial noncontrolling interest in our subsidiaries is provided for in our condensed consolidated statements of operations and comprehensive income (loss) and our condensed consolidated balance sheets for the periods presented. Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities Exchange Commission (the “SEC”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments considered necessary for a fair presentation of our condensed consolidated financial statements have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not have a material impact on prior period financial statements. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
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
Principles of Consolidation
In January 2021, Ranger Oil completed a reorganization into an Up-C structure with JSTX and Rocky Creek. Under the Up-C structure, Juniper owns all of the shares of Class B Common Stock which are non-economic voting only shares of the Company. Juniper’s economic interest in the Company is held through its ownership of limited partner interests (the “Common Units”) in the Partnership. Pursuant to the amended and restated limited partnership agreement of the Partnership (the “Partnership Agreement”), the Company’s ownership of Common Units in the Partnership at all times equals the number of shares of the Company’s Class A Common Stock then outstanding, and Juniper’s ownership of Common Units in the Partnership at all times equals the number of shares of Class B Common Stock then outstanding. The Partnership was formed for the purpose of executing the Company’s reorganization with Juniper into an Up-C structure. The Partnership, through its subsidiaries, owns, operates, and manages oil and gas properties in Texas and manages the Company’s outstanding debt and derivative instruments. The Company’s wholly-owned subsidiary, ROCC Energy Holdings GP LLC (formerly, PV Energy Holdings GP, LLC, the “GP”), is the general partner of the Partnership. Subsidiaries of the Partnership own and operate all our oil and gas assets. Ranger Oil and the Partnership are holding companies with no other operations, material cash flows, or material assets or liabilities other than the equity interests in their subsidiaries.
The Common Units are redeemable (concurrently with the cancellation of an equivalent number of shares of Class B Common Stock) by Juniper at any time on a one-for-one basis in exchange for shares of Class A Common Stock or, if the Partnership elects, cash based on the 5-day average volume-weighted closing price for the Class A Common Stock immediately prior to the redemption. In determining whether to make a cash election, the Company would consider the interests of the holders of the Class A Common Stock, the Company’s financial condition, results of operations, earnings, projections, liquidity and capital requirements, management’s assessment of the intrinsic value of the Class A Common Stock, the trading price of the Class A Common Stock, legal requirements, covenant compliance, restrictions in the Company’s debt agreements and other factors it deems relevant. The Partnership is considered a variable interest entity for which the Company is the primary beneficiary. The Company has benefits in the Partnership through the Common Units, and it has power over the activities most significant to the Partnership’s economic performance through its 100% controlling interest in the GP (which, accordingly, is acting as an agent on behalf of the Company). This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the GP’s control over operations of the Partnership. The GP manages the business and affairs of the Partnership, including key Partnership decision-making, and the limited partners do not possess any substantive participating or kick-out rights that would allow Juniper to block or participate in certain operational and financial decisions that most significantly impact the Partnership’s economic performance or that would remove the GP. As such, because the Company has both power and benefits in the Partnership, the Company determined it is the primary beneficiary of the Partnership and consolidates the Partnership in the Company’s consolidated financial statements. The Company reflects a noncontrolling interest in the consolidated financial statements based on the proportion of Common Units owned by Juniper relative to the total number of Common Units outstanding. The noncontrolling interest is presented as a component of equity in the accompanying condensed consolidated financial statements and represents the ownership interest held by Juniper in the Partnership.
Noncontrolling Interest
The noncontrolling interest percentage may be affected by the issuance of shares of Class A Common Stock, repurchases or cancellation of Class A Common Stock, the exchange of Class B Common Stock and the redemption of Common Units (and concurrent cancellation of Class B Common Stock), among other things. The percentage is based on the proportionate number of Common Units held by Juniper relative to the total Common Units outstanding. As of June 30, 2022, the Company owned 20,483,112 Common Units, representing a 47.6% limited partner interest in the Partnership, and Juniper owned 22,548,998 Common Units, representing the remaining 52.4% limited partner interest. As of December 31, 2021, the Company owned 21,090,259 Common Units, representing a 48.3% limited partner interest in the Partnership, and Juniper owned 22,548,998 Common Units, representing the remaining 51.7% limited partner interest. During the three months ended June 30, 2022, changes in the ownership interests were the result of share repurchases and issuances of Class A Common Stock in connection with the vesting of employees’ share-based compensation. See Note 12 for information regarding share repurchases and Note 13 for vesting of share-based compensation.
When the Company’s relative ownership interest in the Partnership changes, adjustments to Noncontrolling interest and Paid-in capital, tax effected, will occur. Because these changes in the ownership interest in the Partnership do not result in a change of control, the transactions are accounted for as equity transactions under Accounting Standards Codification Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in the Partnership and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, based on the Partnership Agreement, there are no substantive profit sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders and noncontrolling interest pro rata based on ownership interests in the Partnership.
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

Note 3 – Acquisitions
2022 Acquisitions
In June 2022, we completed acquisitions of additional working interests in Ranger-operated wells along with certain contiguous oil and gas producing assets and undeveloped acreage in the Eagle Ford shale. The aggregate cash consideration for these acquisitions was $46.0 million and are subject to customary post-closing adjustments. These transactions were accounted for as asset acquisitions. See Note 15 for discussion of acquisitions that closed subsequent to June 30, 2022.
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
The Lonestar Acquisition constituted a business combination and was accounted for using the acquisition method of accounting, with Ranger Oil being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Lonestar and its subsidiaries were recorded at their respective preliminary fair values as of the date of completion of the Lonestar Acquisition. Although the purchase price allocation is substantially complete as of June 30, 2022, there may be further adjustments to oil and gas properties as we continue to gather information related to the evaluation of certain properties. We will finalize these amounts within one year subsequent to the closing date of the Lonestar Acquisition. During the six months ended June 30, 2022, there were no material changes to the allocation presented in the 2021 Form 10-K.
We expensed $2.0 million in acquisition-related costs for the six months ended June 30, 2022 related to employee severance and change-in-control compensation costs and other integration related costs.
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma condensed financial data for the three months and six months ended June 30, 2021 was derived from the historical financial statements of the Company giving effect to the Lonestar Acquisition, as if it had occurred on January 1, 2020.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenues	$170,726	$299,092
Net loss attributable to common shareholders	$(10,168)	$(31,705)
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

	June 30, 2022	December 31, 2021
Customers	$170,319	$96,195
Joint interest partners	26,052	21,755
Derivative settlements from counterparties	1,075	1,037
Other	4,260	18
Total	201,706	119,005
Less: Allowance for credit losses	(349)	(411)
Accounts receivable, net of allowance for credit losses	$201,357	$118,594
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
Commodity Derivatives 1
The following table sets forth our commodity derivative positions, presented on a net basis by period of maturity, as of June 30, 2022:

	3Q2022	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024
NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	3,000	3,000	2,500	2,400	2,807	2,657	462	462
Weighted Average Swap Price ($/bbl)	$73.01	$69.20	$54.40	$54.26	$54.92	$54.93	$58.75	$58.75
NYMEX WTI Crude Collars
Average Volume Per Day (bbl)	15,625	12,636	7,917	6,181	4,891	2,446
Weighted Average Purchased Put Price ($/bbl)	$59.22	$58.06	$55.79	$50.67	$70.00	$65.00
Weighted Average Sold Call Price ($/bbl)	$84.70	$82.23	$74.85	$65.65	$92.37	$85.75
NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (bbl)	7,337	1,630
Weighted Average Swap Price ($/bbl)	$1.172	$1.020
NYMEX HH Swaps
Average Volume Per Day (MMBtu)	12,500	12,500	10,000	7,500
Weighted Average Swap Price ($/MMBtu)	$3.745	$3.793	$3.620	$3.690
NYMEX HH Collars
Average Volume Per Day (MMBtu)	15,679	14,511	6,417	11,538	11,413	11,413	11,538	11,538
Weighted Average Purchased Put Price ($/MMBtu)	$3.088	$2.854	$6.000	$2.500	$2.500	$2.500	$2.500	$2.328
Weighted Average Sold Call Price ($/MMBtu)	$4.141	$3.791	$10.000	$2.682	$2.682	$2.682	$3.650	$3.000
OPIS Mt Belv Ethane Swaps
Average Volume per Day (gal)	27,717	27,717		98,901	34,239	34,239	34,615
Weighted Average Fixed Price ($/gal)	$0.2500	$0.2500		$0.2288	$0.2275	$0.2275	$0.2275
_______________________
1    NYMEX WTI refers to New York Mercantile Exchange West Texas Intermediate that serves as the benchmark for crude oil. NYMEX HH refers to NYMEX Henry Hub that serves as the benchmark for natural gas. OPIS Mt Belv refers to Oil Price Information Service Mt. Belvieu that serves as the benchmark for ethane which represents a commodity proxy for NGLs. As of June 30, 2022, we also had 50,000 bbls/month of incremental WTI Long Calls at $125/bbl in August and September 2022 as well as 25,000 bbls/month of incremental WTI Long Puts at $85/bbl in August and September 2022.

Interest Rate Derivatives
Through May 2022, we had a series of interest rate swap contracts (the “Interest Rate Swaps”) establishing fixed interest rates on a portion of our variable interest rate indebtedness. The notional amount of the Interest Rate Swaps totaled $300 million, with us paying a weighted average fixed rate of 1.36% on the notional amount, and the counterparties paying a variable rate equal to LIBOR. As of June 30, 2022, we did not have any interest rate derivatives.

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
The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Rate Swap gains (losses) recognized in the condensed consolidated statements of operations	$(19)	$4	$64	$36
Commodity losses recognized in the condensed consolidated statements of operations	(44,923)	(54,231)	(212,893)	(98,631)
	$(44,942)	$(54,227)	$(212,829)	$(98,595)

Interest rate cash settlements recognized in the condensed consolidated statements of cash flows	$(477)	$(956)	$(1,415)	$(1,878)
Commodity cash settlements and premiums paid recognized in the condensed consolidated statements of cash flows	(74,037)	(15,678)	(102,507)	(21,925)
	$(74,514)	$(16,634)	$(103,922)	$(23,803)
The following table summarizes the fair values of our derivative instruments, which we elect to present on a gross basis, as well as the locations of these instruments on our condensed consolidated balance sheets as of the dates presented:

		Fair Values
		June 30, 2022		December 31, 2021
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Interest rate contracts	Derivative assets/liabilities – current	$—	$—	$—	$1,480
Commodity contracts	Derivative assets/liabilities – current	15,006	144,541	11,478	48,892
Interest rate contracts	Derivative assets/liabilities – non-current	—	—	—	—
Commodity contracts	Derivative assets/liabilities – non-current	5,597	28,604	2,092	23,815
		$20,603	$173,145	$13,570	$74,187
As of June 30, 2022, we reported net commodity derivative liabilities of $152.5 million. The contracts associated with these positions are with eight counterparties for commodity derivatives, all of which are investment grade financial institutions and are participants in our revolving credit facility (the “Credit Facility”). This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. Non-performance risk is incorporated by utilizing discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position.
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
See Note 10 for information regarding the fair value of our derivative instruments.

Note 6 – Property and Equipment, Net (Full Cost Method)
The following table summarizes our property and equipment as of the dates presented:

	June 30, 2022	December 31, 2021
Oil and gas properties:
Proved	$2,587,851	$2,327,686
Unproved	54,007	57,900
Total oil and gas properties	2,641,858	2,385,586
Other property and equipment [1]	31,205	31,055
Total properties and equipment	2,673,063	2,416,641
Accumulated depreciation, depletion, amortization and impairments	(1,138,571)	(1,033,293)
Total property and equipment, net	$1,534,492	$1,383,348
_______________________
1     Excludes the corporate office building and related assets acquired in connection with the Lonestar Acquisition that were classified as Assets held for sale on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. We closed on the sale of the corporate office building in July 2022. See Note 15 for additional information on the sale.
Unproved property costs of $54.0 million and $57.9 million have been excluded from amortization as of June 30, 2022 and December 31, 2021, respectively. We transferred $7.7 million and $13.5 million of undeveloped leasehold costs, including capitalized interest, associated with proved undeveloped reserves, acreage unlikely to be drilled or expiring acreage, from unproved properties to the full cost pool during the six months ended June 30, 2022 and 2021, respectively. We capitalized internal costs of $2.6 million and $1.7 million and interest of $2.2 million and $1.6 million during the six months ended June 30, 2022 and 2021, respectively, in accordance with our accounting policies. Average depreciation, depletion and amortization per barrel of oil equivalent of proved oil and gas properties was $15.25 and $12.82 for the six months ended June 30, 2022 and 2021, respectively.
Ceiling Test
Beginning in early 2020, certain events such as the COVID-19 pandemic and the decisions by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) negatively impacted the oil and gas industry with significant declines in crude oil prices and oversupply of crude oil. Over the past year, however, increased mobility, deployment of vaccines and other factors have resulted in increased oil demand and commodity prices. A high level of uncertainty remains regarding the volatility of energy supply and demand as a result of OPEC’s continued strategy to increase production as well as the Russia-Ukraine conflict and related sanctions which began in the first quarter of 2022. WTI crude oil and natural gas prices have surged with prices over $120 per bbl and over $9 per Mcf, respectively, during the first half of 2022 due to oil supply shortage concerns.
At the end of each quarterly reporting period, the unamortized cost of our oil and gas properties, net of deferred income taxes, is limited to the sum of the estimated after-tax discounted future net revenues from proved properties adjusted for costs excluded from amortization (the “Ceiling Test”). Because the Ceiling Test utilizes commodity prices based on a trailing 12-month average, the first quarter of 2021 was impacted by the decline in commodity prices as a result of the COVID-19 and macroeconomic factors as discussed, resulting in an impairment of our oil and gas properties of $1.8 million during the three months ended March 31, 2021. No further impairments were recorded during the remainder of 2021. We did not record any impairments of our oil and gas properties during the three and six months ended June 30, 2022.

Note 7 – Long-Term Debt
The following table summarizes our debt obligations as of the dates presented:

	June 30, 2022	December 31, 2021
Credit Facility	$171,000	$208,000
9.25% Senior Notes due 2026	400,000	400,000
Mortgage debt [1]	8,304	8,438
Other [2]	318	2,516
Total	579,622	618,954
Less: Unamortized discount [3]	(3,395)	(3,720)
Less: Unamortized deferred issuance costs [3,4]	(9,001)	(9,853)
Total, net	567,226	605,381
Less: Current portion	(1,897)	(4,129)
Long-term debt	$565,329	$601,252
_______________________
1     The mortgage debt relates to the corporate office building and related assets acquired in connection with the Lonestar Acquisition for which assets were held as collateral for such debt. As of June 30, 2022 and December 31, 2021, these assets met the held for sale criteria and were classified as Assets held for sale on the condensed consolidated balance sheets. In July 2022, the mortgage debt was fully repaid in connection with the sale of the corporate office building. See Note 15 for additional information on the sale.
2     Other debt of $2.2 million was extinguished during the six months ended June 30, 2022 and recorded as a gain on extinguishment of debt.
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
Credit Facility
As of June 30, 2022, the Credit Facility had a $1.0 billion revolving commitment and an $875 million borrowing base with aggregate elected commitments of $400 million, and a $25 million sublimit for the issuance of letters of credit. Availability under the Credit Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Our next borrowing base redetermination is expected to be in August 2022. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes, including working capital.
In June 2022, we entered into the Agreement and Amendment No. 12 to Credit Agreement (the “Twelfth Amendment”). The Twelfth Amendment, in addition to other changes described therein, amended the Credit Facility to, effective on June 1, 2022, (1) increase the borrowing base from $725 million to $875 million, with aggregate elected commitments remaining at $400 million and (2) replaced LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) effective June 1, 2022, a term SOFR reference rate (a Eurodollar rate, including LIBOR prior to June 1, 2022), plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days. As of June 30, 2022, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 4.98%. Unused commitment fees are charged at a rate of 0.50%.

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
As of June 30, 2022, we had $171.0 million in outstanding borrowings and $0.7 million in outstanding letters of credit under the Credit Facility. Factoring in the outstanding letters of credit, we had $228.3 million of availability under the Credit Facility as of June 30, 2022. During the six months ended June 30, 2021, we incurred and capitalized approximately $0.4 million of issue costs associated with amendments to the Credit Facility.
9.25% Senior Notes due 2026
On August 10, 2021, our indirect, wholly-owned subsidiary completed an offering of $400 million aggregate principal amount of senior unsecured notes due 2026 (the “9.25% Senior Notes due 2026”) that bear interest at 9.25% and were sold at 99.018% of par. Obligations under the 9.25% Senior Notes due 2026 were assumed by ROCC Holdings, LLC (formerly, Penn Virginia Holdings, LLC, hereinafter referred to as “Holdings”), as borrower, and are guaranteed by the subsidiaries of Holdings that guarantee the Credit Facility.
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
As of June 30, 2022, we were in compliance with all debt covenants under the indenture.
Note 8 – Income Taxes
The income tax provision resulted in an expense of $1.3 million and an expense of $1.1 million for the three and six months ended June 30, 2022, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 0.9%, which is fully attributable to the State of Texas. Our net deferred income tax liability balance of $2.9 million as of June 30, 2022 is also fully attributable to the State of Texas and primarily related to property.
The income tax provision resulted in an expense of $0.2 million and a benefit of $0.1 million for the three and six months ended June 30, 2021, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 1.1%, which is fully attributable to the State of Texas.
We had no liability for unrecognized tax benefits as of June 30, 2022 and December 31, 2021. There were no interest and penalty charges recognized during the six months ended June 30, 2022 and 2021. Tax years from 2017 forward remain open to examination by the major taxing jurisdictions to which the Company is subject; however, net operating losses originating in prior years are subject to examination when utilized.

Note 9 – Supplemental Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	June 30, 2022	December 31, 2021
Prepaid and other current assets:
Inventories [1]	$11,085	$10,305
Prepaid expenses [2]	2,416	10,693
	$13,501	$20,998
Other assets:
Deferred issuance costs of the Credit Facility, net of amortization	$2,920	$3,308
Right-of-use assets – operating leases	1,279	1,671
Deposits	6,411	—
Other	125	38
	$10,735	$5,017
Accounts payable and accrued liabilities:
Trade accounts payable	$31,164	$32,452
Drilling and other lease operating costs	66,701	35,045
Revenue and royalties payable	134,474	95,521
Production, ad valorem and other taxes	15,882	7,905
Derivative settlements to counterparties	23,135	6,117
Compensation and benefits	5,547	13,942
Interest	14,310	15,321
Environmental remediation liability [3]	2,105	2,287
Current operating lease obligations	874	914
Other	5,029	4,877
	$299,221	$214,381
Other non-current liabilities:
Asset retirement obligations	$8,374	$8,413
Non-current operating lease obligations	547	975
Postretirement benefit plan obligations	937	970
	$9,858	$10,358
_______________________
1    Includes tubular inventory and well materials of $10.4 million and $9.5 million and crude oil volumes in storage of $0.7 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively.
2 The balances as of June 30, 2022 and December 31, 2021 include $0.8 million and $9.6 million, respectively, for the prepayment of drilling and completion materials and services.
3 The balance as of June 30, 2022 and December 31, 2021 represents estimated costs associated with remediation activities for certain wells and tanks acquired as part of the Lonestar Acquisition.

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
Our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term maturities. As of June 30, 2022 and December 31, 2021, the carrying values of the borrowings outstanding under our credit facilities approximate fair value as the borrowings bear interest at variables rates tied to current market rates and the applicable margins represent market rates. The fair value of our fixed rate 9.25% Senior Notes due 2026 is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of June 30, 2022, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $579.6 million and $563.8 million, respectively. As of December 31, 2021, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $619.0 million and $634.6 million.
Recurring Fair Value Measurements
The fair values of our derivative instruments are measured at fair value on a recurring basis on our condensed consolidated balance sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity derivative assets – current	$—	$15,006	$—	$15,006
Commodity derivative assets – non-current	—	5,597	—	5,597
Total financial assets	$—	$20,603	$—	$20,603
Financial liabilities:
Interest rate swap liabilities – current	$—	$—	$—	$—
Commodity derivative liabilities – current	—	(144,541)	—	(144,541)
Commodity derivative liabilities – non-current	—	(28,604)	—	(28,604)
Total financial liabilities	$—	$(173,145)	$—	$(173,145)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity derivative assets – current	$—	$11,478	$—	$11,478
Commodity derivative assets – non-current	—	2,092	—	2,092
Total financial assets	$—	$13,570	$—	$13,570
Financial liabilities:
Interest rate swap liabilities – current	$—	$(1,480)	$—	$(1,480)
Commodity derivative liabilities – current	—	(48,892)	—	(48,892)
Commodity derivative liabilities – non-current	—	(23,815)	—	(23,815)
Total financial liabilities	$—	$(74,187)	$—	$(74,187)
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
•Interest rate swaps: In periods prior to May 2022, we determined the fair values of our interest rate swaps using an income approach valuation technique which discounts future cash flows back to a single present value. We estimated the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each of these was a Level 2 input.

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
Note 11 – Commitments and Contingencies
Drilling and Completion Commitments
As of June 30, 2022, we had a two year contract for one drilling rig and short term contracts for two drilling rigs.
Gathering and Intermediate Transportation Commitments
We have long-term agreements that provide us with field gathering and intermediate pipeline transportation services for a majority of our crude oil and condensate production in Lavaca and Gonzales Counties, Texas. We also have volume capacity support for certain downstream interstate pipeline transportation. The following table provides details on these contractual arrangements as of June 30, 2022:

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
During the three months ended June 30, 2022 and 2021, we recorded expense of $10.6 million and $8.7 million, respectively, and $20.8 million and $17.1 million during the six months ended June 30, 2022 and 2021, respectively for these contractual obligations.
Excluding the application of credits earned during the 12-month period ended June 30, 2022 for deliveries of volumes in excess of the volume commitment, and the potential impact of the effects of price escalation from commodity price changes, if any, the minimum fee requirements attributable to the MVC under the gathering, transportation and marketing agreements are as follows: $7.0 million for the remainder of 2022, approximately $13.9 million per year for 2023 through 2025, $7.8 million for 2026, $3.8 million per year for 2027 through 2030 and $0.6 million for 2031.
Crude Oil Storage
As of June 30, 2022, we had access to up to approximately 180,000 barrels of dedicated tank capacity for no additional charge at the service provider’s central delivery point facility (“CDP”), in Lavaca County, Texas through February 2041. In addition, we had access for an additional 70,000 barrels of tank capacity at the CDP on a month-to-month basis, which can be terminated by either party with 45 days’ notice to the counterparty. Costs associated with this monthly agreement are in the form of a monthly fixed rate short-term lease and are charged as incurred on a monthly basis to GPT in our condensed consolidated statements of operations.
Other Agreements
We have a long-term dedication of certain specific leases under a crude purchase and throughput terminal agreement through 2032. Under the agreement, we have rights to transfer dedicated oil for delivery to a gulf coast terminal in Point Comfort, Texas or oil may be transferred at alternate locations to third parties with a terminal fee.

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
Legal, Environmental Compliance and Other
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of June 30, 2022 and December 31, 2021, we had an estimated reserve of approximately $0.1 million for certain claims made against us regarding previously divested operations included in Accounts payable and accrued liabilities on our condensed consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, we had AROs of approximately $8.4 million attributable to the plugging of abandoned wells. Additionally, we had $2.1 million and $2.3 million of environmental remediation liabilities assumed in the Lonestar Acquisition as of June 30, 2022 and December 31, 2021, respectively.
Additionally, we have entered into certain contractual arrangements for other products and services and have commitments under information technology licensing and service agreements, among others.
Note 12 – Shareholders’ Equity
Capital Stock
Prior to the Lonestar Acquisition, the Company’s authorized capital stock consisted of 115,000,000 shares including (i) 110,000,000 shares of common stock, par value $0.01 per share and (ii) 5,000,000 shares of Series A Preferred Stock, par value $0.01 per share.
On October 6, 2021, in connection with the consummation of the Lonestar Acquisition, the Company effected a recapitalization, pursuant to which (i) the Company’s common stock was renamed and reclassified as Class A Common Stock, (ii) the authorized number of shares of capital stock of the Company was increased to 145,000,000 shares, (iii) 30,000,000 shares of Class B Common Stock was authorized, (iv) all 225,489.98 outstanding shares of the Series A Preferred Stock were exchanged for 22,548,998 newly issued shares of Class B Common Stock, and (v) the designation of the Series A Preferred Stock was cancelled.
As of June 30, 2022, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. The holders of record of Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which holders of Class A Common Stock and Class B Common Stock are entitled to vote; except that certain directors are elected by holders of a majority of the shares of Class B Common Stock voting as a separate class.
The holders of Class A Common Stock have no preemptive rights to purchase shares of Class A Common Stock. Shares of Class A Common Stock are not subject to any redemption or sinking fund provisions and are not convertible into any of the Company’s other securities. In the event of the Company’s voluntary or involuntary liquidation, dissolution or winding up, holders of Class A Common Stock will share equally in the assets remaining after it pays its creditors and preferred shareholders. Holders of Class A Common Stock are entitled to receive dividends when and if declared by the Board of Directors.
Shares of Class B Common Stock are non-economic interests in the Company, and no dividends can be declared or paid on the Class B Common Stock. The holders of Class B Common Stock have no preemptive rights to purchase shares of Class B Common Stock. Shares of Class B common stock are not subject to any redemption or sinking fund provisions. In the event of the Company’s voluntary or involuntary liquidation, dissolution or winding up, after payment or provision for payment of its debts and other liabilities, the holders of Class B Common Stock will be entitled to receive, out of its assets or proceeds thereof available for distribution to our shareholders, before any distribution of such assets or proceeds is made to or set aside for the holders of Class A Common Stock and any other of the Company’s stock ranking junior to the Class B Common Stock as to such distribution, payment in full in an amount equal to $0.01 per share of Class B Common Stock. With the exception of the aforementioned distribution, the holders of shares of Class B Common Stock will not be entitled to receive any of the Company’s assets in the event of its voluntary or involuntary liquidation, dissolution or winding up.
The Company’s Class B Common Stock is not convertible into any of the Company’s other securities. However, if a holder exchanges one common unit of the Partnership, for one share of the Company’s Class A Common Stock, it must also surrender to the Company a share of its Class B Common Stock for each common unit exchanged.
As of June 30, 2022, the Company had (i) 110,000,000 authorized shares of Class A Common Stock and 20,483,112 shares of Class A Common Stock issued and outstanding, (ii) 30,000,000 authorized shares of Class B Common Stock and 22,548,998 shares of Class B Common Stock issued and outstanding, and (iii) 5,000,000 authorized shares of preferred stock, par value $0.01 per share, and no shares of preferred stock were issued or outstanding.

As of June 30, 2022, the Company had not paid any cash dividends on its Class A Common Stock. However, see Note 15 for details on dividends declared subsequent to June 30, 2022. In connection with any dividend, Ranger’s operating subsidiary will also make a corresponding distribution to its common unitholders. The Company’s Credit Facility and the Indenture have restrictive covenants that limit its ability to pay dividends.
Share Repurchase Program
On April 13, 2022, our Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100 million of its outstanding Class A Common Stock. The share repurchase authorization was effective immediately and was valid through March 31, 2023.
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
During the three and six months ended June 30, 2022, we repurchased 680,876 shares of our Class A Common Stock at a total cost of $25.0 million and at an average purchase price of $36.74 which was recorded to Class A common stock and Paid-in capital on our condensed consolidated balance sheets. As of June 30, 2022, the remaining authorized repurchase amount under the share repurchase program was $75.0 million. Subsequently, on July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023.
Change in Ownership of Consolidated Subsidiaries
As discussed above and in Note 13, in the three months ended June 30, 2022, we repurchased shares of our Class A Common Stock of the Company and issued shares of our Class A Common Stock related to the vesting of employees’ share-based compensation resulting in a change in the proportionate share of Common Units held by the Company relative to Juniper. As such, we recognized an adjustment to the carrying amount of noncontrolling interest and a corresponding adjustment to Class A Common Shareholders’ equity of $6.5 million to reflect the revised ownership percentage of total equity.
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common shareholders	$71,184	$3,045	$61,199	$(10,527)
Transfers from the noncontrolling interest, net [1]	6,498	N/A	6,498	N/A
Change from net income (loss) attributable to common shareholders and net transfers to Noncontrolling interest	$77,682	$3,045	$67,697	$(10,527)
_____________________________________________
1     The three and six months ended June 30, 2022 includes a net transfer of $6.5 million from Noncontrolling interest for share repurchases and common stock issuances related to employees’ share-based compensation with a corresponding adjustment to Paid-in capital. This equity adjustment had no impact on earnings other than a resulting increase to the noncontrolling interest proportionate share of net income (loss) and a corresponding decrease to the proportionate share of net income (loss) attributable to common shareholders.
Note 13 – Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We reserved 4,424,600 shares of Class A Common Stock for issuance under the Ranger Oil Management Incentive Plan (the “Plan”) for share-based compensation awards. A total of 811,573 RSUs and 664,414 PRSUs have been granted to employees and directors through June 30, 2022.
We recognized expense attributable to the RSUs and PRSUs of $3.0 million for the six months ended June 30, 2022 and $3.2 million, including approximately $1.9 million as a result of a change-in-control event associated with the Juniper Transactions for the three months ended June 30, 2021. We recognize share-based compensation expense as a component of G&A expenses in our condensed consolidated statements of operations.

Time-Vested Restricted Stock Units
The table below summarizes activity for the six months ended June 30, 2022 with respect to awarded RSUs:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2022	230,517	$9.20
Granted	49,314	$35.07
Vested	(90,250)	$(9.35)
Forfeited	(13,391)	$(10.64)
Balance at June 30, 2022	176,190	$16.97
Compensation expense for RSUs is recognized on a straight-line basis over the applicable vesting period, which is generally over a three-year period. As of June 30, 2022, we had $2.5 million of unrecognized compensation cost attributable to RSUs. We expect that cost to be recognized over a weighted-average period of 2.07 years.
Performance-Based Restricted Stock Units
The table below summarizes activity for the six months ended June 30, 2022 with respect to awarded PRSUs:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2022	345,069	$16.20
Granted	180,217	$47.77
Vested	(2,688)	$(18.24)
Forfeited	(9,022)	$(21.05)
Balance at June 30, 2022	513,576	$27.18
Compensation expense for PRSUs with a market condition is being charged to expense on a straight-line basis for the 2022 and 2021 grants and graded-vesting for the 2020 and 2019 grants, over a range of less than one to three years. Compensation expense for PRSUs with a performance condition is recognized on a straight-line basis over three years when it is considered probable that the performance condition will be achieved and such grants are expected to vest. PRSUs with a market condition do not allow for the reversal of previously recognized expense, even if the market condition is not achieved and no shares ultimately vest.
The 2022 and 2021 PRSU grants are based 50% on the Company’s return on average capital employed (“ROCE”) relative to a defined peer group and 50% based on the Company’s absolute total shareholder return and total shareholder return (“TSR”) relative to a defined peer group over the three-year performance period. The 2022 and 2021 PRSUs cliff vest from 0% to 200% of the original grant at the end of a three-year performance period based on satisfaction of the respective underlying conditions.
Vesting of PRSUs granted in 2020 and 2019 range from 0% to 200% of the original grant based on TSR relative to a defined peer group over the three year performance period. As TSR is deemed a market condition, the grant-date fair value for the 2019, 2020 and a portion of the 2021 and 2022 grants is derived by using a Monte Carlo model. The ranges for the assumptions used in the Monte Carlo model for the PRSUs granted during 2022, 2021, 2020 and 2019 are presented as follows:

	2022	2021 [1]	2020 [1]	2019
Expected volatility	134.98% to 138.75%	131.74% to 134.74%	101.32% to 117.71%	49.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.59%	0.22% to 0.29%	0.18% to 0.51%	1.66%
Performance period	2022-2024	2021-2023	2020-2022	2020-2022
_______________________
1    One executive officer’s inducement award originally granted in August 2020 was amended in April 2021 to conform vesting conditions to other PRSU awards granted in 2021. The Monte Carlo assumptions for both years are included above.
As of June 30, 2022, we had $14.3 million of unrecognized compensation cost attributable to PRSUs. We expect that cost to be recognized over a weighted-average period of 2.25 years.

Other Benefit Plans
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized expense attributable to the 401(k) Plan of $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively. The charges for the 401(k) Plan are recorded as a component of G&A expenses in our condensed consolidated statements of operations.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited number of former employees, all of whom retired prior to January 1, 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three and six months ended June 30, 2022 and 2021. The charges for these plans are recorded as a component of Other income (expense) in our condensed consolidated statements of operations.
Note 14 – Earnings Per Share
Basic net earnings (loss) per share is calculated by dividing the net income (loss) available to common shareholders, excluding net income or loss attributable to Noncontrolling interest, by the weighted average common shares outstanding for the period.
In computing diluted earnings (loss) per share, basic net earnings (loss) per share is adjusted based on the assumption that dilutive RSUs and PRSUs have vested and outstanding Common Units (and shares of Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) as applicable to the six months ended June 30, 2022 and Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) as applicable to the six months ended June 30, 2021) held by the Noncontrolling interest in the Partnership are exchanged for common shares. Accordingly, our reported net income (loss) attributable to common shareholders is adjusted due to the elimination of the Noncontrolling interest assuming exchange of the Common Units (and shares of Class B Common Stock as applicable to the six months ended June 30, 2022 and Series A Preferred Stock as applicable to the six months ended June 30, 2021) held by the Noncontrolling interest.
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$148,040	$7,596	$127,379	$(12,425)
Net (income) loss attributable to Noncontrolling interest	(76,856)	(4,551)	(66,180)	1,898
Net income (loss) attributable to common shareholders for Basic EPS	71,184	3,045	61,199	(10,527)
Adjustment for assumed conversions and elimination of Noncontrolling interest net income (loss)	521	4,551	432	(1,898)
Net income (loss) attributable to common shareholders for Diluted EPS	$71,705	$7,596	$61,631	$(12,425)

Denominator:
Weighted average shares outstanding used in Basic EPS	20,887	15,311	20,996	15,287
Effect of dilutive securities:
Common Units and Series A Preferred Stock or Class B Common Stock, as applicable, that are exchangeable for common shares [1]	—	22,549	—	—
RSUs and PRSUs	627	512	608	—
Weighted average shares outstanding used in Diluted EPS [2]	21,514	38,372	21,604	15,287
_______________________
1    In connection with the Juniper Transactions in January 2021, we issued shares of Series A Preferred Stock. In October 2021, the Company effected a recapitalization and the Series A Preferred Stock were exchanged with Class B Common Stock and the designation of the Series A Preferred Stock was cancelled.
2    For the three and six months ended June 30, 2022, approximately 22.5 million potentially dilutive Common Units (and the associated 22.5 million Class B Common Stock) had the effect of being anti-dilutive and were excluded from the calculation of earnings per share. For the six months ended June 30, 2021, approximately 22.8 million potentially dilutive securities represented by approximately 22.5 million Common Units (and the associated approximately 0.2 million shares of Series A Preferred Stock) as well as approximately 0.3 million of RSUs and PRSUs had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share.

Note 15 – Subsequent Events
Acquisitions
On May 3, 2022, we entered into separate agreements (the “PSAs”) to acquire oil and gas producing properties in the Eagle Ford shale contiguous to our existing assets. Upon signing the PSAs, the Company paid approximately $6.4 million as a deposit into a third-party escrow account and is classified as cash flows from investing activities in the consolidated statements of cash flows. The transactions closed on July 1, 2022 for aggregate cash consideration of $61.0 million, inclusive of the deposit paid and subject to customary purchase price adjustments.
Also in July 2022, we closed on the acquisitions of certain oil and gas producing properties in the Eagle Ford Shale, comprised primarily of additional working interests in Ranger-operated wells. The aggregate cash consideration paid was $28.5 million and the acquisitions are subject to customary purchase price adjustments.
Asset Disposition
On July 22, 2022, we closed on the sale of the corporate office building acquired in connection with the Lonestar Acquisition that was classified as Assets held for sale on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. Gross proceeds were $11.0 million with costs to sell of approximately $0.8 million, and included the payoff of the related mortgage debt and accrued interest of $8.4 million for total net proceeds of $1.8 million.
Dividends
On July 7, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock, payable on August 4, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022.

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
•the continued impact of the COVID-19 pandemic, economic slowdown, governmental actions, stay-at-home orders and interruptions to our operations or our customer’s operations, including as a result of any resurgence or new variant;
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
•our ability to repurchase shares pursuant to our announced share repurchase program or declare dividends;
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
•sustainability initiatives; and
•other factors set forth in our periodic filings with the Securities and Exchange Commission, or SEC, including the risks set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Ranger Oil Corporation and its consolidated subsidiaries (“Ranger,” “Ranger Oil,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. Certain amounts for the prior period have been reclassified to conform to the current period presentation. References to “quarters” represent the three months ended June 30, 2022 or 2021, as applicable.
This section of the Form 10-Q discusses the results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 unless otherwise indicated. On October 5, 2021, the Company acquired Lonestar Resources US Inc., a Delaware corporation (“Lonestar”), as a result of which Lonestar and its subsidiaries became wholly-owned subsidiaries of Ranger Oil (the “Lonestar Acquisition”). The results of operations of Lonestar are reflected in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2022. Results for the three and six months ended June 30, 2021 reflect the financial and operating results of Ranger Oil and do not include the financial and operating results of Lonestar. As such, our historical results of operations are not comparable from period to period.

Overview and Executive Summary
We are an independent oil and gas company focused on the onshore development and production of crude oil, natural gas liquids (“NGLs”), and natural gas. Our current operations consist of drilling unconventional horizontal development wells and operating our producing wells in the Eagle Ford Shale in South Texas.
Recent Developments
Share Repurchase Program
On April 13, 2022, our Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $100 million of its outstanding Class A Common Stock through March 31, 2023. On July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023.
During the three and six months ended June 30, 2022, we repurchased 680,876 shares of our Class A Common Stock at a total cost of $25.0 million and at an average purchase price of $36.74. During July 2022, we repurchased an additional 672,985 shares of our Class A Common Stock at an average price of $30.57 for a total cost of $20.6 million.
See Note 12 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information.
Dividends
On July 7, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock, payable on August 4, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022.
Recent Acquisitions
In June and July 2022, we closed on several acquisitions of oil and gas producing properties in the Eagle Ford Shale, comprised of additional working interests in Ranger-operated wells and adjacent producing assets and undeveloped acreage for aggregate preliminary cash consideration totaling $135.5 million subject to customary purchase price adjustments.
See Note 3 and Note 15 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information on our acquisitions.
Increased Borrowing Base of Credit Facility
On June 1, 2022, our borrowing base under the Credit Facility increased to $875 million from $725 million with aggregate elected commitments remaining at $400 million.
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

A high level of uncertainty remains regarding the volatility of energy supply and demand as the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) continued to execute its strategy throughout 2021 to gradually increase production. In August 2022, OPEC+ announced its intent to increase output targets by 100,000 bbls per day in September after raising it by 648,000 bbls per day in July and August. Most recently, WTI crude oil prices have surged but remain volatile, closing at over $120 per bbl during second quarter 2022 as a result of the Russia-Ukraine conflict and related sanctions and concerns that it might result in significant oil supply shortages. In response, governmental authorities have implemented, and are expected to continue to implement, measures to address rising crude oil prices, including releasing emergency oil reserves. Higher energy prices, along with the global supply chain issues and other factors, have increased inflation, which has led or may lead to increased costs of services and certain materials necessary for our operations.
Our crude oil production is sold at a premium or deduct differential to the prevailing NYMEX West Texas Intermediate (“NYMEX WTI”) price. The differential reflects adjustments for location, quality and transportation and gathering costs, as applicable. All of our crude oil volumes are sold under Magellan East Houston (“MEH”) pricing, which historically has been at a premium to NYMEX WTI.
Similar to crude prices, natural gas prices have jumped substantially and remain volatile as a result of the Russia-Ukraine conflict, with NYMEX Henry Hub (“NYMEX HH”) closing as low as $5.47 per Mcf and as high as $9.46 per Mcf during second quarter 2022. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity, and supply and demand relationships in that region or locality. Similar to crude oil, our natural gas production price has a premium or deduct differential to the prevailing NYMEX HH price primarily due to differential adjustments for the location and the energy content of the natural gas. Location differentials result from variances in natural gas transportation costs based on the proximity of the natural gas to its major consuming markets that correspond with the ultimate delivery point as well as individual interaction of supply and demand.
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
Capital Expenditures, Development Progress and Production
As of June 30, 2022, we operated three drilling rigs and during the six months ended June 30, 2022, we incurred capital expenditures of approximately $207.0 million, of which $204.9 million was directed to drilling and completion projects. During the second quarter 2022, a total of 13 gross (12.3 net) wells were completed and turned in line.
As of July 29, 2022, we had approximately 192,600 gross (159,600 net) acres in the Eagle Ford, net of expirations, of which approximately 95% is held by production.
Total sales volume for the second quarter 2022 was 3,502 thousand barrels of oil equivalent (“Mboe”), or 38,479 barrels of oil equivalent (“boe”) per day, with approximately 71%, or 2,502 thousand barrels of oil (“Mbbl”), of sales volume from crude oil, 15% from NGLs and 14% from natural gas.

Commodity Hedging Program 1
As of July 29, 2022, we have hedged a portion of our estimated future crude oil and natural gas production from July 1, 2022 through the first half of 2024. The following table summarizes our net hedge position for the periods presented:

	3Q2022	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024
NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	3,000	3,000	2,500	2,400	2,807	2,657	462	462
Weighted Average Swap Price ($/bbl)	$73.01	$69.20	$54.40	$54.26	$54.92	$54.93	$58.75	$58.75
NYMEX WTI Crude Collars
Average Volume Per Day (bbl)	15,625	15,625	7,917	6,181	4,891	2,446
Weighted Average Purchased Put Price ($/bbl)	$59.22	$61.30	$55.79	$50.67	$70.00	$65.00
Weighted Average Sold Call Price ($/bbl)	$84.70	$86.98	$74.85	$65.65	$92.37	$85.75
NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (bbl)	7,337	1,630
Weighted Average Swap Price ($/bbl)	$1.172	$1.020
NYMEX HH Swaps
Average Volume Per Day (MMBtu)	12,500	12,500	10,000	7,500
Weighted Average Swap Price ($/MMBtu)	$3.745	$3.793	$3.620	$3.690
NYMEX HH Collars
Average Volume Per Day (MMBtu)	15,679	14,511	6,417	11,538	11,413	11,413	11,538	11,538
Weighted Average Purchased Put Price ($/MMBtu)	$3.088	$2.854	$6.000	$2.500	$2.500	$2.500	$2.500	$2.328
Weighted Average Sold Call Price ($/MMBtu)	$4.141	$3.791	$10.000	$2.682	$2.682	$2.682	$3.650	$3.000
OPIS Mt Belv Ethane Swaps
Average Volume per Day (gal)	27,717	27,717		98,901	34,239	34,239	34,615
Weighted Average Fixed Price ($/gal)	$0.2500	$0.2500		$0.2288	$0.2275	$0.2275	$0.2275
_______________________
1    As of July 29, 2022, we also had 50,000 bbls/month of incremental WTI Long Calls at $125/bbl in August and September 2022 as well as 25,000 bbls/month of incremental WTI Long Puts at $85/bbl in August and September 2022.

Results of Operations
The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2022	March 31, 2022	June 30, 2021	2022	2021
Total sales volume (Mboe) [1]	3,502	3,398	2,261	6,899	4,109
Average daily sales volume (boe/d) [1]	38,479	37,752	24,844	38,118	22,701
Crude oil sales volume (Mbbl) [1]	2,502	2,428	1,831	4,930	3,300
Crude oil sold as a percent of total [1]	71%	71%	81%	71%	80%
Product revenues	$313,444	$255,599	$123,789	$569,043	$212,097
Crude oil revenues	$273,589	$226,732	$116,314	$500,321	$198,227
Crude oil revenues as a percent of total	87%	89%	94%	88%	93%
Realized prices:
Crude oil ($/bbl)	$109.34	$93.38	$63.54	$101.48	$60.07
NGLs ($/bbl)	$36.77	$33.40	$18.31	$35.11	$17.68
Natural gas ($/Mcf)	$7.19	$4.32	$2.70	$5.78	$2.75
Aggregate ($/boe)	$89.51	$75.23	$54.75	$82.48	$51.62
Realized prices, including effects of derivatives, net [2]
Crude oil ($/bbl)	$84.43	$74.00	$52.70	$79.29	$49.18
NGLs ($/bbl)	$35.10	$33.40	$17.87	$34.27	$17.44
Natural gas ($/Mcf)	$4.08	$3.96	$2.71	$4.02	$2.77
Aggregate ($/boe)	$68.87	$61.08	$45.93	$65.03	$42.86
Production and lifting costs:
Lease operating ($/boe)	$5.40	$5.33	$4.30	$5.36	$4.52
Gathering, processing and transportation ($/boe)	$2.47	$2.66	$2.29	$2.56	$2.40
Production and ad valorem taxes ($/boe)	$4.79	$3.87	$2.97	$4.34	$2.98
General and administrative ($/boe) [3]	$3.04	$2.88	$3.09	$2.96	$4.91
Depreciation, depletion and amortization ($/boe)	$15.50	$14.98	$12.74	$15.25	$12.82
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
3    Includes combined amounts of $0.71, $0.79 and $0.43 per boe for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively, attributable to share-based compensation and significant special charges, comprised of organizational restructuring, acquisition and integration costs and strategic transaction costs, including costs attributable to the Lonestar Acquisition during the first and second quarters of 2022 as well as costs attributable to our acquisitions in the second quarter of 2022 as described in the discussion of “Results of Operations - General and Administrative” that follows.

Sequential Quarterly Analysis
The following summarizes our key operating and financial highlights for the three months ended June 30, 2022, with comparison to the three months ended March 31, 2022. The year-over-year highlights for the quarterly periods ended June 30, 2022 and 2021 are addressed in further detail in the discussions that follow below in Year over Year Analysis of Operating and Financial Results.
•Daily sales volume increased to 38,479 boe per day from 37,752 boe per day with 12.3 net wells turned in line for the second quarter 2022 compared to 8.9 net wells turned in line for the first quarter 2022. Total sales volume increased 3% to 3,502 Mboe from 3,398 Mboe.
•Product revenues increased 23% to $313.4 million from $255.6 million as a result of 19% higher aggregate realized prices and 3% higher total sales volumes. Crude oil realized prices were 17% higher, or $39.9 million, coupled with higher crude oil sales volume, or $6.9 million. NGL revenues were higher due to 2% higher total sales volume, or $0.4 million, and 10% higher realized prices, or $1.7 million. Natural gas revenues were 73% higher as a result of 66% higher realized prices and 4% higher volume for an overall increase of $8.9 million.
•Production and lifting costs, consisting of Lease operating expenses (“LOE”) and Gathering, processing and transportation expenses (“GPT”), increased on an absolute basis to $27.5 million from $27.1 million and decreased on a per unit basis to $7.87 per boe from $7.99 per boe. The per unit basis decrease is due to the effects of 3% higher sales volume.
•Production and ad valorem taxes increased on an absolute and per unit basis to $16.8 million and $4.79 per boe from $13.1 million and $3.87 per boe, respectively, due to the overall effects of 19% higher aggregate realized product pricing.
•General and administrative (“G&A”) expenses increased on an absolute and per unit basis to $10.6 million and $3.04 per boe from $9.8 million and $2.88 per boe, respectively, primarily due to $1.3 million higher consulting and professional services fees and $1.1 million increased compensation cost associated with employee share-based compensation granted during second quarter 2022, partially offset by $1.3 million lower acquisition and integration costs associated with the Lonestar Acquisition as those efforts were substantially completed by the end of the first quarter 2022.
•Depreciation, depletion and amortization (“DD&A”) increased on an absolute and per unit basis to $54.3 million and $15.50 per boe during the second quarter 2022 as compared to $50.9 million and $14.98 per boe during the first quarter 2022 due primarily to the oil and gas property acquisitions that closed during the second quarter 2022 and higher development costs.

Year over Year Analysis of Operating and Financial Results
Sales Volume
The following tables set forth a summary of our total and average daily sales volumes by product for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Total Sales Volume [1]	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil (Mbbl)	2,502	1,831	671	37%	4,930	3,300	1,630	49%
NGLs (Mbbl)	512	240	272	113%	1,013	450	563	125%
Natural gas (MMcf)	2,926	1,143	1,783	156%	5,737	2,156	3,581	166%
Total (Mboe)	3,502	2,261	1,241	55%	6,899	4,109	2,790	68%

	Three Months Ended June 30,				Six Months Ended June 30,
Average Daily Sales Volume [1]	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil (bbl/d)	27,496	20,117	7,379	37%	27,239	18,231	9,008	49%
NGLs (bbl/d)	5,624	2,633	2,991	114%	5,596	2,485	3,111	125%
Natural gas (MMcf/d)	32	13	19	146%	32	12	20	167%
Total (boe/d)	38,479	24,844	13,635	55%	38,118	22,701	15,417	68%
_______________________
1    All volumetric statistics represent volumes of commodity production that were actually sold during the periods presented. Volumes of crude oil physically produced in excess of volumes sold are placed in temporary storage to be sold in subsequent periods.
Total sales volume increased 55% and 68% during the three and six month periods in 2022, respectively, when compared to the corresponding periods in 2021 as a result of the Lonestar Acquisition that closed in fourth quarter of 2021 and increased drilling activity. Additionally, during the three month period in 2022, total sales volume increased compared to the corresponding period in 2021 due to 12.3 net wells turned in line in the three month period in 2022 as compared to 8.2 net wells in the corresponding period in 2021.
Approximately 71% of total sales volume during the three and six month periods in 2022 was attributable to crude oil when compared to approximately 81% and 80%, respectively, during the corresponding periods in 2021. The decrease in the crude oil composition of total sales volume is due primarily to higher gas content of the wells acquired in the Lonestar Acquisition.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Total Product Revenues	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil	$273,589	$116,314	$157,275	135%	$500,321	$198,227	$302,094	152%
NGLs	18,818	4,388	14,430	329%	35,558	7,950	27,608	347%
Natural gas	21,037	3,087	17,950	581%	33,164	5,920	27,244	460%
Total	$313,444	$123,789	$189,655	153%	$569,043	$212,097	$356,946	168%

Realized Prices	Three Months Ended June 30,				Six Months Ended June 30,
($ per unit of volume)	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil	$109.34	$63.54	$45.80	72%	$101.48	$60.07	$41.41	69%
NGLs	$36.77	$18.31	$18.46	101%	$35.11	$17.68	$17.43	99%
Natural gas	$7.19	$2.70	$4.49	166%	$5.78	$2.75	$3.03	110%
Total	$89.51	$54.75	$34.76	63%	$82.48	$51.62	$30.86	60%

The following table provides an analysis of the changes in our revenues for the periods presented:

	Three Months Ended June 30, 2022 vs. 2021			Six Months Ended June 30, 2022 vs. 2021
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$42,664	$114,611	$157,275	$97,949	$204,145	$302,094
NGLs	4,984	9,446	14,430	9,956	17,652	27,608
Natural gas	4,815	13,135	17,950	9,833	17,411	27,244
	$52,463	$137,192	$189,655	$117,738	$239,208	$356,946
Our product revenues during the three and six month periods in 2022 increased compared to the corresponding periods in 2021 due to significantly higher prices from continued economic recovery, as well as supply concerns resulting from the Russia-Ukraine conflict. These factors resulted in an increase to the NYMEX WTI benchmark price of 64% for the three and six month periods in 2022 as compared to the corresponding periods in 2021. Also contributing to the higher product revenues was an increase in volumes across all commodities due to the Lonestar Acquisition, with an overall increase in Mboe of 55% and 68% for three and six month periods in 2022, respectively.
Realized Differentials
The following table reconciles our realized price differentials from average NYMEX-quoted prices for WTI crude oil and HH natural gas for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Realized crude oil prices ($/bbl)	$109.34	$63.54	$45.80	72%	$101.48	$60.07	$41.41	69%
Average WTI prices	108.52	66.17	42.35	64%	101.77	62.22	39.55	64%
Realized differential to WTI	$0.82	$(2.63)	$3.45	131%	$(0.29)	$(2.15)	$1.86	87%

Realized natural gas prices ($/Mcf)	$7.19	$2.70	$4.49	166%	$5.78	$2.75	$3.03	110%
Average HH prices ($/MMBtu)	7.40	2.88	4.52	157%	6.01	3.13	2.88	92%
Realized differential to HH	$(0.21)	$(0.18)	$(0.03)	(17)%	$(0.23)	$(0.38)	$0.15	39%
Our differential to NYMEX WTI for the three and six month periods in 2022, improved by 131% and 87%, respectively, compared to the corresponding periods in 2021 due to more favorable NYMEX Calendar Month Average contractual pricing component and more favorable pricing negotiated with certain new crude purchasers effective early in first quarter 2022. Our differential to NYMEX HH was fairly consistent for the three month period in 2022 as compared to the corresponding period in 2021, while the differential improved for the six month period in 2022 due to more favorable location basis differentials. See also the discussion of Commodity Price and Other Economic Conditions in the Overview above.
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

The following table presents the calculation of our non-GAAP realized prices for crude oil, NGLs and natural gas, as adjusted for the effects of derivatives, net and reconciles to realized prices for crude oil and natural gas determined in accordance with GAAP:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Realized crude oil prices ($/bbl)	$109.34	$63.54	$45.80	72%	$101.48	$60.07	$41.41	69%
Effects of derivatives, net ($/bbl)	(24.91)	(10.84)	(14.07)	(130)%	(22.19)	(10.89)	(11.30)	(104)%
Crude oil realized prices, including effects of derivatives, net ($/bbl)	$84.43	$52.70	$31.73	60%	$79.29	$49.18	$30.11	61%

Realized natural gas liquid prices ($/bbl)	$36.77	$18.31	$18.46	101%	$35.11	$17.68	$17.43	99%
Effects of derivatives, net ($/bbl)	(1.67)	(0.44)	(1.23)	(280)%	(0.84)	(0.24)	(0.60)	(250)%
Natural gas liquids realized prices, including effects of derivatives, net ($/bbl)	$35.10	$17.87	$17.23	96%	$34.27	$17.44	$16.83	97%

Realized natural gas prices ($/Mcf)	$7.19	$2.70	$4.49	166%	$5.78	$2.75	$3.03	110%
Effects of derivatives, net ($/Mcf)	(3.11)	0.01	(3.12)	NM	(1.76)	0.02	(1.78)	NM
Natural gas realized prices, including effects of derivatives, net ($/Mcf)	$4.08	$2.71	$1.37	51%	$4.02	$2.77	$1.25	45%
_______________________
NM - percentage change not meaningful
Effects of derivatives, net include, as applicable to the period presented: (i) current period commodity derivative settlements; (ii) the impact of option premiums paid or received in prior periods related to current period production; (iii) the impact of prior period cash settlements of early-terminated derivatives originally designated to settle against current period production; (iv) the exclusion of option premiums paid or received in current period related to future period production; and (v) the exclusion of the impact of current period cash settlements for early-terminated derivatives originally designated to settle against future period production.
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
The following table sets forth the total Other operating income, net recognized for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Other operating income, net	$1,047	$910	$137	15%	$1,903	$1,157	$746	64%
Our marketing fee income increased in the three and six month periods in 2022, as compared to the corresponding periods in 2021 due primarily to the higher commodity-based pricing. Additionally, the six month period in 2022 included a gain on sales of field materials.

Lease Operating Expenses
LOE includes costs that we incur to operate our producing wells and field operations. The most significant costs include compression and gas lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, pumping and well-tending, equipment rentals, utilities and supplies, among others.
The following table sets forth our LOE for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Lease operating	$18,908	$9,728	$9,180	94%	$37,010	$18,553	$18,457	99%
Per unit ($/boe)	$5.40	$4.30	$1.10	26%	$5.36	$4.52	$0.84	19%
LOE increased on an absolute basis and per unit basis during three and six month periods in 2022 as compared to the corresponding periods in 2021 due primarily to the impact of the Lonestar Acquisition as well as increased workovers and increased fuel, service and equipment costs driven by higher sales volume.
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
The following table sets forth our GPT expense for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
GPT	$8,638	$5,173	$3,465	67%	$17,678	$9,847	$7,831	80%
Per unit ($/boe)	$2.47	$2.29	$0.18	8%	$2.56	$2.40	$0.16	7%
GPT expense increased on an absolute basis and per unit basis during the three and six month periods in 2022 as compared to the corresponding periods in 2021 due primarily to the impact of the Lonestar Acquisition, which contributed to the 156% and 166% higher natural gas sales volumes and 37% and 49% higher crude oil sales volumes for the three and six month periods in 2022, respectively. Additionally, for certain of our crude oil volumes gathered, our rate includes an adjustment based on NYMEX WTI prices. As crude oil prices increase, up to a cap of $90 per bbl, the gathering rate escalates. As such, with the higher prices during the three and six month periods in 2022, as compared to the corresponding periods in 2021, we incurred higher gathering costs associated with these volumes. These unfavorable variances were partially offset by the effects of an increase in the mix of crude oil volume sold at the wellhead, including the majority of crude oil volumes from the acquired Lonestar wells, resulting in reduced transportation costs and cost per unit.
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
The following table sets forth our production and ad valorem taxes for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Production/severance taxes	$14,504	$5,777	$8,727	151%	$26,074	$10,019	$16,055	160%
Ad valorem taxes	2,270	944	1,326	140%	3,840	2,215	1,625	73%
	$16,774	$6,721	$10,053	150%	$29,914	$12,234	$17,680	145%
Per unit ($/boe)	$4.79	$2.97	$1.82	61%	$4.34	$2.98	$1.36	46%
Production/severance tax rate as a percent of product revenues	4.6%	4.7%	(0.1)%	(2)%	4.6%	4.7%	(0.1)%	(2)%
Production and ad valorem taxes increased on an absolute basis and per unit basis during the three and six month periods in 2022 as compared to the corresponding periods in 2021 due primarily to the impact of higher volumes from the Lonestar Acquisition. Additionally, Production taxes increased on an absolute and per unit basis due to higher aggregate commodity sales prices during the three and six month periods in 2022.

General and Administrative
Our G&A expenses include employee compensation, benefits and other related costs for our corporate management and governance functions, rent and occupancy costs for our corporate facilities, insurance, and professional fees and consulting costs supporting various corporate-level functions, among others. In order to facilitate a meaningful discussion and analysis of our results of operations with respect to G&A expenses, we have disaggregated certain costs into three components as presented in the table below. Primary G&A encompasses all G&A costs except share-based compensation and certain special charges that are generally attributable to stand-alone transactions or corporate actions that are not otherwise in the normal course.
The following table sets forth the components of our G&A expenses for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Primary G&A expenses	$8,151	$6,023	$2,128	35%	$15,263	$12,060	$3,203	27%
Share-based compensation	2,049	962	1,087	113%	2,973	3,208	(235)	(7)%
Significant special charges:
Organizational restructuring, including severance	—	—	—	—%	—	239	(239)	(100)%
Acquisition/integration and strategic transaction costs	435	—	435	100%	2,178	4,655	(2,477)	(53)%
Total G&A expenses	$10,635	$6,985	$3,650	52%	$20,414	$20,162	$252	1%
Per unit ($/boe)	$3.04	$3.09	$(0.05)	(2)%	$2.96	$4.91	$(1.95)	(40)%
Per unit ($/boe) excluding share-based compensation and other special charges identified above	$2.33	$2.66	$(0.33)	(12)%	$2.21	$2.94	$(0.73)	(25)%
Our total G&A expenses were higher on an absolute basis during the three month period in 2022 when compared to the corresponding period in 2021 due primarily to increased headcount discussed below and higher share-based compensation cost but relatively flat on a per unit basis due to a 55% increase in total volumes in 2022. Total G&A was relatively flat on an absolute basis for the six month period in 2022 when compared to the corresponding period in 2021 but decreased on a per unit basis due to a 68% increase in total volumes in 2022.
Our primary G&A expenses increased on an absolute basis during the three and six month periods in 2022 as compared to the corresponding periods in 2021 due primarily to increased headcount following the Lonestar Acquisition and the impact of salary increases effective January 1, 2022. Primary G&A expenses decreased on a per unit basis due to higher overall sales volumes in 2022.
Share-based compensation charges during the periods presented are attributable to the amortization of compensation cost, net of forfeitures, associated with the grants of time-vested restricted stock units (“RSUs”), and performance-based restricted stock units (“PRSUs”). The grants of RSUs and PRSUs are described in greater detail in Note 13 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements.” As a result of the Juniper Transactions, all of the RSUs granted before 2019 vested and an incremental charge of approximately $1.9 million was recorded during the first quarter 2021. All of our share-based compensation represents non-cash expenses.
Depreciation, Depletion and Amortization
DD&A expense includes charges for the allocation of property costs based on the volume of production, depreciation of fixed assets other than oil and gas assets as well as the accretion of our asset retirement obligations.
The following table sets forth total and per unit costs for DD&A expense for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
DD&A expense	$54,290	$28,795	$25,495	89%	$105,183	$52,679	$52,504	100%
DD&A rate ($/boe)	$15.50	$12.74	$2.76	22%	$15.25	$12.82	$2.43	19%
DD&A expense increased on an absolute and a per unit basis during the three and six month periods in 2022 as compared to the corresponding periods in 2021. Higher production volume provided for an increase of $15.8 million and $35.8 million and a higher DD&A rate resulted in an increase of $9.7 million and $16.8 million, for the three and six month periods in 2022, respectively. The higher DD&A rate in 2022 is primarily due to the Lonestar Acquisition, which contributed to an increase in our total proved reserves at a higher relative cost per boe as compared to the corresponding periods in 2021.

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
We did not record an impairment of our oil and gas properties during the three and six month periods in 2022. We recorded an impairment of $1.8 million in the six months ended June 30, 2021 as a result of capitalized costs of oil and gas properties exceeding the ceiling test in the first quarter of 2021. The impairment in 2021 was the result of the decline in the twelve-month average prices of crude oil, NGLs and natural gas as indicated by the respective quarterly Ceiling Test under the full cost method of accounting for oil and gas properties.
Interest Expense
Interest expense for periods in 2022 includes charges for outstanding borrowings under the Credit Facility derived from internationally recognized interest rates with a premium based on our credit profile and the level of credit outstanding and the contractual rate associated with the 9.25% Senior Notes due 2026. Also included are the amortization of issuance costs capitalized attributable to the Credit Facility and the 9.25% Senior Notes due 2026 and accretion of original issue discount (“OID”) on the 9.25% Senior Notes due 2026.
Interest expense for the periods in 2021 includes charges for outstanding borrowings under the Credit Facility and the Second Lien Credit Agreement, dated September 29, 2017 (the “Second Lien Term Loan”) which was repaid in full in October 2021, as well as amortization of their respective issuance costs capitalized. Also included is the accretion of OID on the Second Lien Term Loan.
In addition, we are assessed certain fees for the overall credit commitments provided to us as well as fees for credit utilization and letters of credit. These costs are partially offset by interest amounts that we capitalize on unproved property costs while we are engaged in the evaluation of projects for the underlying acreage.
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Interest on borrowings and related fees	$11,290	$5,533	$5,757	104%	$22,247	$11,165	$11,082	99%
Accretion of original issue discount	165	85	80	94%	325	190	135	71%
Amortization of debt issuance costs	706	483	223	46%	1,346	989	357	36%
Capitalized interest	(1,123)	(798)	(325)	41%	(2,183)	(1,644)	(539)	33%
Total interest expense, net of capitalized interest	$11,038	$5,303	$5,735	108%	$21,735	$10,700	$11,035	103%
The increase in interest expense during the three month period in 2022 is primarily attributable to interest incurred in the amount of $9.2 million for the 9.25% Senior Notes due 2026 and $1.6 million for the Credit Facility compared to interest incurred in the corresponding period in 2021 of $3.4 million for the Second Lien Term Loan and $1.9 million for the Credit Facility as well as increased amortization of OID and debt issuance costs in 2022 compared to the corresponding period in 2021. These increases are partially offset by increased capitalized interest during the three month period in 2022, driven by higher overall weighted-average interest rates in 2022 as compared to the corresponding period in 2021.
The increase in interest expense during the six month period in 2022 is primarily attributable to interest incurred in the amount of $18.1 million for the 9.25% Senior Notes due 2026 and $3.3 million for the Credit Facility compared to interest incurred in the corresponding period in 2021 of $7.0 million for the Second Lien Term Loan and $3.9 million for the Credit Facility as well as increased amortization of OID and debt issuance costs in 2022 compared to the corresponding period in 2021. These increases are partially offset by increased capitalized interest during the six month period in 2022, driven by higher overall weighted-average interest rates in 2022 as compared to the corresponding periods in 2021.

Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices and interest rates.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio and interest rate swaps for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Commodity derivative losses	$(44,923)	$(54,231)	$9,308	(17)%	$(212,893)	$(98,631)	$(114,262)	116%
Interest rate swap gains (losses)	(19)	4	(23)	(575)%	64	36	28	78%
Total	$(44,942)	$(54,227)	$9,285	(17)%	$(212,829)	$(98,595)	$(114,234)	116%
In the three and six month periods in 2022, commodity prices were significantly higher on an average aggregate basis than those during the corresponding periods in 2021. The derivative losses in the three and six month periods in 2022 and 2021 reflect the decline in the mark-to-market values consistent with the increase in prices attributable to open positions for these periods. Realized settlement payments, net for crude oil, NGL and natural gas derivatives were $74.0 million and $102.5 million for the three and six month periods in 2022, respectively, and $15.7 million and $21.9 million during the three and six month periods in 2021, respectively. We hedge a portion of our exposure to variable interest rates associated with our Credit Facility and, in the three and six month periods in 2021, our Second Lien Term Loan. We paid $0.5 million and $1.4 million of net settlements from our interest rate swaps for the three and six month periods in 2022, respectively, and $1.0 million and $1.9 million for the corresponding periods in 2021, respectively.
Income Taxes
Income taxes represent our income tax provision as determined in accordance with generally accepted accounting principles. It considers taxes attributable to our obligations for federal taxes under the Internal Revenue Code as well as to the various states in which we operate, primarily Texas, or otherwise have continuing involvement.
The following table summarizes our income taxes for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Income tax (expense) benefit	$(1,308)	$(171)	$(1,137)	665%	$(1,119)	$139	$(1,258)	(905)%
Effective tax rate	0.9%	2.2%	(1.3)%	(59)%	0.9%	1.1%	(0.2)%	(18)%
The income tax provision resulted in an expense of $1.3 million and an expense of $1.1 million for the three and six month periods in 2022, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 0.9%, which is fully attributable to the State of Texas. Our net deferred income tax liability balance of $2.9 million as of June 30, 2022 is also fully attributable to the State of Texas and primarily related to property.
The income tax provision resulted in an expense of $0.2 million and a benefit of $0.1 million for the three and six month periods in 2021, respectively. The federal and state tax expense was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 1.1% which was fully attributable to the State of Texas.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. As of June 30, 2022, we had liquidity of $262.8 million, comprised of cash and cash equivalents of $34.5 million and availability under our Credit Facility of $228.3 million (factoring in letters of credit). The Credit Facility provides us up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is $875.0 million with aggregate elected commitments of $400.0 million. As of July 29, 2022, we had liquidity of $175.0 million, comprised of cash and cash equivalents of $15.7 million and availability under the Credit Facility of $159.3 million (factoring in letters of credit).
Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. All of these factors have been impacted by the COVID-19 pandemic and the Russia-Ukraine conflict and related instability in the global energy markets, as well as recession fears that impacts demand. In order to mitigate this volatility, we utilize derivative contracts with a number of financial institutions, all of which are participants in our Credit Facility, hedging a portion of our estimated future crude oil, NGLs and natural gas production through the first half of 2024. The level of our hedging activity and duration of the financial instruments employed depends on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.
From time to time and under market conditions that we believe are favorable to us, we may consider capital market transactions, including the offering of debt and equity securities. We maintain an effective shelf registration statement to allow for optionality.
Capital Resources
We expect full year 2022 drilling and completions capital expenditures of between $440 and $470 million. We plan to fund our 2022 capital program and our operations for the next twelve months primarily with cash on hand, cash from operating activities and, to the extent necessary, supplemental borrowings under the Credit Facility. Based upon current price and production expectations, we believe that our cash on hand, cash from operating activities and borrowings under our Credit Facility, as necessary, will be sufficient to fund our capital spending and operations for at least the next twelve months; however, future cash flows are subject to a number of variables including the length and magnitude of the current global economic uncertainties associated with the COVID-19 pandemic, Russia-Ukraine conflict and related instability in the global energy markets.
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
Dividends
On July 7, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock, payable on August 4, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022. In connection with any dividend, Ranger’s operating subsidiary will also make a corresponding distribution to its common unitholders. We expect to fund dividends and distributions from available working capital and cash provided by operating activities.
Share Repurchase Program
In April 2022, we announced that the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $100 million of outstanding Class A Common Stock through March 31, 2023. Subsequently on July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. We expect to fund repurchases from available working capital and cash provided by operating activities.
Tax Distributions
Under its partnership agreement, the Partnership is required to make distributions to all of its limited partners pro rata on a quarterly basis and in such amounts as necessary to enable the Company to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities. Additionally, the Partnership is required to make advances to its non-corporate partners in an amount sufficient to enable such partner to timely satisfy its U.S. federal, state and local and non-U.S. tax liabilities (a “Tax Advance”). Any such Tax Advance will be treated as an advance against and, therefore, reduce any future distributions that such partner is otherwise entitled to receive. The Company’s cash flow from operations and ability to effect share repurchases or cash dividends to our stockholders could be adversely impacted as a result of such cash distributions. Whether and how much Tax Advances are required to be paid is dependent upon the amount and timing of taxable income generated in the future that is allocable to partners and the federal tax rates then applicable. At this time, we are unable to assess whether the Partnership will be required to make Tax Advances for the year ending December 31, 2022 or in future years.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$298,884	$123,225
Net cash used in investing activities	(226,009)	(95,553)
Net cash provided by (used in) financing activities	(62,106)	9,002
Net increase in cash and cash equivalents	$10,769	$36,674
Cash Flows from Operating Activities. The increase of $175.7 million in net cash provided by operating activities for the six months ended June 30, 2022 compared to the corresponding period in 2021 was primarily attributable to the effect of 2022 cash receipts that were derived from higher average prices and higher total sales volume, partially offset by higher net payments for commodity derivatives settlements and premiums. Additionally, during the six months ended June 30, 2021, there were higher acquisition, integration and strategic transaction costs and executive restructuring costs including severance payments.
Cash Flows from Investing Activities. Our cash payments for capital expenditures were higher during the six months ended June 30, 2022 as compared to the corresponding period in 2021, due primarily to significantly increased drilling and completions activities in 2022, coupled with the current economic impacts from inflation and higher costs, and oil and gas property acquisitions closed and deposits paid in the second quarter of 2022. Early 2021 was impacted by the temporary suspension of the drilling program that began in 2020 due to the global economic downturn associated with COVID-19.
The following table sets forth costs related to our capital expenditures program for the periods presented:

	Six Months Ended June 30,
	2022	2021
Drilling and completion	$204,939	$122,115
Lease acquisitions, land-related costs, and geological and geophysical (seismic) costs	2,299	1,219
Pipeline, gathering facilities and other equipment, net [1]	(204)	(481)
Total capital expenditures incurred	$207,034	$122,853
_______________________
1    Includes certain capital charges to our working interest partners for completion services.
The following table reconciles the total costs of our capital expenditures program with the net cash paid for capital expenditures as reported in our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Total capital expenditures program costs (from above)	$207,034	$122,853
Increase in accounts payable for capital items and accrued capitalized costs	(30,461)	(22,891)
Net purchases of tubular inventory and well materials [1]	1,718	2,851
Prepayments for drilling and completion services, net of (transfers)	(8,784)	(10,023)
Capitalized internal labor, capitalized interest and other	4,737	2,916
Total cash paid for capital expenditures	$174,244	$95,706
_______________________
1    Includes purchases made in advance of drilling.
Cash Flows from Financing Activities. During the six months ended June 30, 2022, we had borrowings of $243.0 million and repayments of $280.0 million under the Credit Facility and $24.1 million of share repurchases. During the six months ended June 30, 2021, we received over $150 million of proceeds from the issuance of equity in connection with the Juniper Transactions. These proceeds were primarily used to (i) fund the repayments of $80.5 million and $50.0 million under the Credit Facility and Second Lien Term Loan, respectively and (ii) pay $9.3 million of transaction and issue costs related to Juniper. The six months ended June 30, 2021 includes an additional repayment of $5 million under the Credit Facility and a $3.8 million quarterly amortization payment under the Second Lien Term Loan.

Capitalization
The following table summarizes our total capitalization as of the dates presented:

	June 30, 2022	December 31, 2021
Credit Facility	$171,000	$208,000
9.25 Senior Notes due 2026, net	387,604	386,427
Mortgage debt [1]	8,304	8,438
Other [2]	318	2,516
Total debt, net	567,226	605,381
Total equity	774,151	669,508
Total capitalization	$1,341,377	$1,274,889
Debt as a % of total capitalization	42%	47%
_______________________
1     The mortgage debt relates to the corporate office building and related assets acquired in connection with the Lonestar Acquisition for which assets are held as collateral for such debt. As of June 30, 2022 and December 31, 2021, these assets were classified as Assets held for sale on the condensed consolidated balance sheets. In July 2022, the mortgage debt was fully repaid in connection with the sale of the corporate office building. See Note 15 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information on the sale.
2     Other debt of $2.2 million was extinguished during the six months ended June 30, 2022 and recorded as a gain on extinguishment of debt.
Credit Facility. As of June 30, 2022, the Credit Facility had a $1.0 billion revolving commitment and an $875 million borrowing base, with aggregate elected commitments of $400 million and a $25 million sublimit for the issuance of letters of credit. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. Our next borrowing base redetermination is expected to be in August 2022. The Credit Facility is available to us for general corporate purposes including working capital. We had $0.7 million and $0.9 million in letters of credit outstanding as of June 30, 2022 and December 31, 2021, respectively. The maturity date under the Credit Facility is October 6, 2025.
In June 2022, we entered into the Agreement and Amendment No. 12 to Credit Agreement (the “Twelfth Amendment”). The Twelfth Amendment, in addition to other changes described therein, amended the Credit Facility to, effective on June 1, 2022, (1) increase the borrowing base from $725 million to $875 million, with aggregate elected commitments remaining at $400 million and (2) replaced LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) effective June 1, 2022, a term SOFR reference rate (a Eurodollar rate, including LIBOR prior to June 1, 2022), plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on SOFR, borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of June 30, 2022, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 4.98%. Unused commitment fees are charged at a rate of 0.50%.

The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended June 30, 2022	$171,000	$154,187	$191,000	4.08%
Six months ended June 30, 2022	$171,000	$176,470	$228,000	3.58%
The Credit Facility is guaranteed by all of the subsidiaries of the borrower (the “Guarantor Subsidiaries”), except for Boland Building, LLC. The guarantees under the Credit Facility are full and unconditional and joint and several. Substantially all of our consolidated assets are held by the Guarantor Subsidiaries. There are no significant restrictions on the ability of the borrower or any of the Guarantor Subsidiaries to obtain funds through dividends, advances or loans. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our subsidiaries’ assets.
9.25% Senior Notes due 2026. On August 10, 2021, our indirect, wholly-owned subsidiary completed an offering of $400 million aggregate principal amount of senior unsecured notes due 2026 (the “9.25% Senior Notes due 2026”) that bear interest at 9.25% and were sold at 99.018% of par. Obligations under the 9.25% Senior Notes due 2026 were assumed by ROCC Holdings, LLC (formerly, Penn Virginia Holdings, LLC, hereinafter referred to as “Holdings”), as borrower, and are guaranteed by the subsidiaries of Holdings that guarantee the Credit Facility.
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
As of June 30, 2022, we were in compliance with all of the debt covenants.
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
As described in this Quarterly Report on Form 10-Q as well as the Critical Accounting Estimates disclosures in the Annual Report on Form 10-K, we apply the full cost method to account for our oil and gas properties. At the end of each quarterly reporting period, we perform a Ceiling Test in order to determine if our oil and gas properties have been impaired. For purposes of the Ceiling Test, estimated discounted future net revenues are determined using the prior 12-month’s average price based on closing prices on the first day of each month, adjusted for differentials, discounted at 10%. The calculation of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are significant uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production, timing and plan of development. We had no impairments of our proved oil and gas properties during the first and second quarter of 2022. The carrying value of our proved oil and gas properties exceeded the limit determined by the Ceiling Test as of March 31, 2021, resulting in a $1.8 million impairment for the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
As of June 30, 2022, we had variable-rate borrowings of $171.0 million under the Credit Facility and fixed-rate borrowings of $400.0 million for the 9.25% Senior Notes due 2026 at interest rates of 4.98% and 9.25%, respectively. Assuming a constant borrowing level under the Credit Facility, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in aggregate interest payments of approximately $1.7 million on an annual basis, excluding the offsetting impact of our interest rate swap derivatives.
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
As of June 30, 2022, our commodity derivative portfolio was in a net liability position in the amount of $152.5 million. The contracts associated with this position are with eight counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.
During the six months ended June 30, 2022, we reported a net commodity derivative loss of $212.9 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 5 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for a further description of our commodity price risk management activities.
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

	Change of 10% per bbl of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(54.7)	$39.8
Effect of crude oil price changes for the remainder of 2022 on operating income, excluding derivatives [2]	$25.1	$(23.1)
_______________________
1 Based on derivatives outstanding as of June 30, 2022.
2    These sensitivities are subject to significant change.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
Except as described below, during the quarter ended June 30, 2022, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended June 30, 2022, we continued the process of integrating Lonestar into our operations and internal control processes.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 except as follows:
We cannot assure you that we will pay dividends on our Class A Common Stock, and our indebtedness could limit our ability to pay future dividends on our Class A Common Stock.
We declared our first cash dividend on our Class A Common Stock in July 2022. Any determination to pay dividends to holders of our Class A Common Stock in the future will be subject to applicable law and at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Our financing arrangements, including the Credit Facility, place certain direct and indirect restrictions on our ability to pay cash dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our Class A Common Stock or as to the amount of any such dividends, and we may cease such payments at any time in the future. In addition, our historical results of operations, including cash flows, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of equity securities during the three months ended June 30, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Yet to be Purchased Under the Publicly Announced Plans or Programs [1]
April 1, 2022 - April 30, 2022	—	—	—	—
May 1, 2022 - May 31, 2022	453,281	$34.76	453,281	$84,244,361
June 1, 2022 - June 30, 2022	227,595	$40.68	227,595	$74,986,425
Total	680,876	$36.74	680,876	$74,986,425
_______________________
1    On April 13, 2022, our Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $100 million of its outstanding Class A Common Stock through March 31, 2023. On July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

(10.1) *
Agreement and Amendment No. 12 to Credit Agreement, entered into and dated as of June 1, 2022, among Penn Virginia Holdings, LLC, as borrower, Ranger Oil Corporation, as holdings, certain subsidiaries of holdings party thereto, certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders and as an issuing lender.

(10.2)	Ranger Oil Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2022).
(31.1) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) **	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) **	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS) *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH) *	Inline XBRL Taxonomy Extension Schema Document
(101.CAL) *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) *	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) *	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104) *	The cover page of Ranger Oil Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
_____________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER OIL CORPORATION

August 3, 2022	By:	/s/ RUSSELL T KELLEY, JR.
Russell T Kelley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 3, 2022	By:	/s/ KAYLA D. BAIRD
Kayla D. Baird
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)