Form 10-Q
period 2022-09-30
Ranger Oil Corp
filed 2022-11-03
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
 FORM 10-Q
______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, there were 41,669,837 shares of common stock outstanding, including 19,120,839 shares of Class A Common Stock and 22,548,998 shares of Class B Common Stock.

RANGER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
 For the Quarterly Period Ended September 30, 2022

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and other
Crude oil	$262,537	$127,995	$762,858	$326,222
Natural gas liquids	18,669	7,165	54,227	15,115
Natural gas	22,899	4,973	56,063	10,893
Other operating income, net	985	928	2,888	2,085
Total revenues and other	305,090	141,061	876,036	354,315
Operating expenses
Lease operating	24,123	10,647	61,133	29,200
Gathering, processing and transportation	9,794	5,688	27,472	15,535
Production and ad valorem taxes	16,698	7,534	46,612	19,768
General and administrative	9,829	10,932	30,243	31,094
Depreciation, depletion and amortization	66,204	30,975	171,387	83,654
Impairments of oil and gas properties	—	—	—	1,811
Total operating expenses	126,648	65,776	336,847	181,062
Operating income	178,442	75,285	539,189	173,253
Other income (expense)
Interest expense, net of amounts capitalized	(13,160)	(10,582)	(34,895)	(21,282)
Gain (loss) on extinguishment of debt	—	—	2,157	(1,231)
Derivative gains (losses)	63,756	(21,084)	(149,073)	(119,679)
Other, net	599	(7)	757	(13)
Income before income taxes	229,637	43,612	358,135	31,048
Income tax expense	(2,052)	(549)	(3,171)	(410)
Net income	227,585	43,063	354,964	30,638
Net income attributable to Noncontrolling interest	(121,349)	(25,676)	(187,529)	(23,778)
Net income attributable to common shareholders	$106,236	$17,387	$167,435	$6,860

Net income per share attributable to common shareholders:
Basic	$5.38	$1.13	$8.14	$0.45
Diluted	$5.26	$1.11	$7.97	$0.44

Weighted average shares outstanding – basic	19,741	15,319	20,573	15,298
Weighted average shares outstanding – diluted	20,341	15,713	21,155	15,669

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$227,585	$43,063	$354,964	$30,638
Other comprehensive income:
Change in pension and postretirement obligations, net of tax	—	1	—	4
Comprehensive income	227,585	43,064	354,964	30,642
Net income attributable to Noncontrolling interest	(121,349)	(25,676)	(187,529)	(23,778)
Other comprehensive income attributable to Noncontrolling interest	—	(1)	—	(4)
Comprehensive income attributable to common shareholders	$106,236	$17,387	$167,435	$6,860

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$20,344	$23,681
Accounts receivable, net of allowance for credit losses	147,823	118,594
Derivative assets	30,725	11,478
Prepaid and other current assets	13,049	20,998
Assets held for sale	1,186	11,400
Total current assets	213,127	186,151
Property and equipment, net	1,711,367	1,383,348
Derivative assets	6,176	2,092
Other assets	4,686	5,017
Total assets	$1,935,356	$1,576,608

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	$264,364	$214,381
Derivative liabilities	75,327	50,372
Current portion of long-term debt	41	4,129
Total current liabilities	339,732	268,882

Deferred income taxes	4,957	2,793
Derivative liabilities	12,748	23,815
Other non-current liabilities	9,930	10,358
Long-term debt, net	603,457	601,252

Commitments and contingencies (Note 11)

Equity
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value – 110,000,000 shares authorized; 19,422,156 and 21,090,259 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	194	729
Class B common stock, $0.01 par value – 30,000,000 shares authorized; 22,548,998 shares issued and outstanding as of September 30, 2022 and December 31, 2021	2	2
Paid-in capital	230,777	273,329
Retained earnings	215,475	49,583
Accumulated other comprehensive loss	(111)	(111)
Ranger Oil shareholders’ equity	446,337	323,532
Noncontrolling interest	518,195	345,976
Total equity	964,532	669,508
Total liabilities and equity	$1,935,356	$1,576,608

See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$354,964	$30,638
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on extinguishment of debt	(2,157)	1,231
Depreciation, depletion and amortization	171,387	83,654
Impairments of oil and gas properties	—	1,811
Derivative contracts:
Net losses	149,073	119,679
Cash settlements and premiums paid, net	(159,224)	(46,041)
Deferred income tax expense	2,164	130
Non-cash interest expense	2,441	1,742
Share-based compensation	4,327	4,179
Other, net	(180)	13
Changes in operating assets and liabilities, net	(33,613)	7,671
Net cash provided by operating activities	489,182	204,707

Cash flows from investing activities
Capital expenditures	(307,766)	(146,638)
Acquisitions of oil and gas properties	(129,784)	—
Proceeds from sales of assets, net	10,900	157
Net cash used in investing activities	(426,650)	(146,481)

Cash flows from financing activities
Proceeds from credit facility borrowings	483,000	20,000
Repayments of credit facility borrowings	(476,000)	(121,500)
Repayments of second lien term loan	—	(56,890)
Proceeds from 9.25% Senior Notes due 2026, net of discount	—	396,072
Repayments of acquired debt	(8,513)	—
Payments for share repurchases	(59,414)	—
Distributions to Noncontrolling interest	(1,691)	—
Dividends paid	(1,492)	—
Proceeds from redeemable common units	—	151,160
Proceeds from redeemable preferred stock	—	2
Transaction costs paid on behalf of Noncontrolling interest	—	(5,543)
Issuance costs paid for Noncontrolling interest securities	—	(3,758)
Withholding taxes for share-based compensation	(954)	(623)
Debt issuance costs paid	(805)	(3,397)
Net cash (used in) provided by financing activities	(65,869)	375,523
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,337)	433,749
Cash, cash equivalents and restricted cash – beginning of period	23,681	13,020
Cash, cash equivalents and restricted cash – end of period	$20,344	$446,769

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$42,678	$14,298
Income taxes refunds, net	$—	$360
Non-cash investing and financing activities:
Changes in property and equipment related to capital contributions	$—	$(38,561)
Changes in accrued liabilities related to capital expenditures	$55,008	$30,303
 See accompanying notes to condensed consolidated financial statements.

RANGER OIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - UNAUDITED
(in thousands)

	Shares
	Class A Common Shares Outstanding	Class B Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balance as of December 31, 2021	21,090	22,549	$729	$2	$273,329	$49,583	$(111)	$345,976	$669,508
Net loss	—	—	—	—	—	(9,985)	—	(10,676)	(20,661)
Common stock issued related to share-based compensation and other, net	56	—	—	—	478	—	—	—	478
Balance as of March 31, 2022	21,146	22,549	$729	$2	$273,807	$39,598	$(111)	$335,300	$649,325
Net income	—	—	—	—	—	71,184	—	76,856	148,040
Repurchase of Class A Common Stock	(681)	—	(7)	—	(25,052)	—	—	—	(25,059)
Change in ownership, net	—	—	—	—	6,498	—	—	(6,498)	—
Common stock issued related to share-based compensation and other, net	18	—	(517)	—	2,362	—	—	—	1,845
Balance as of June 30, 2022	20,483	22,549	$205	$2	$257,615	$110,782	$(111)	$405,658	$774,151
Net income	—	—	—	—	—	106,236	—	121,349	227,585
Repurchase of Class A Common Stock	(1,075)	—	(11)	—	(35,011)	—	—	—	(35,022)
Change in ownership, net	—	—	—	—	7,121	—	—	(7,121)	—
Distributions to Noncontrolling interest	—	—	—	—	—	—	—	(1,691)	(1,691)
Dividends declared ($0.075 per share of Class A common stock)	—	—	—	—	—	(1,543)	—	—	(1,543)
Common stock issued related to share-based compensation and other, net	14	—	—	—	1,052	—	—	—	1,052
Balance as of September 30, 2022	19,422	22,549	$194	$2	$230,777	$215,475	$(111)	$518,195	$964,532

	Shares
	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Equity
Balance as of December 31, 2020	—	15,200	$—	$152	$203,463	$9,354	$(131)	$—	$212,838
Net loss	—	—	—	—	—	(13,572)	—	(6,449)	(20,021)
Issuance of preferred stock	225,490	—	2	—	—	—	—	—	2
Issuance of Noncontrolling interest	—	—	—	—	(50,068)	—	—	229,620	179,552
Common stock issued related to share-based compensation and other, net	—	110	—	1	1,769	—	1	1	1,772
Balance as of March 31, 2021	225,490	15,310	$2	$153	$155,164	$(4,218)	$(130)	$223,172	$374,143
Net income	—	—	—	—	—	3,045	—	4,551	7,596
Common stock issued related to share-based compensation and other, net	—	2	—	—	922	—	1	1	924
Balance as of June 30, 2021	225,490	15,312	$2	$153	$156,086	$(1,173)	$(129)	$227,724	$382,663
Net income	—	—	—	—	—	17,387	—	25,676	43,063
Common stock issued related to share-based compensation and other, net	—	19	—	—	864	—	(1)	1	864
Balance as of September 30, 2021	$225,490	$15,331	$2	$153	$156,950	$16,214	$(130)	$253,401	$426,590
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
For the Quarterly Period Ended September 30, 2022
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
Note 2 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Ranger Oil and all of our subsidiaries as of the relevant dates. Intercompany balances and transactions have been eliminated. A substantial noncontrolling interest in our subsidiaries is provided for in our condensed consolidated statements of operations and comprehensive income and our condensed consolidated balance sheets for the periods presented. Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities Exchange Commission (the “SEC”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments considered necessary for a fair presentation of our condensed consolidated financial statements have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not have a material impact on prior period financial statements. Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
In January 2021, Ranger Oil completed a reorganization into an Up-C structure with JSTX and Rocky Creek. Under the Up-C structure, Juniper owns all of the shares of the Company’s Class B Common Stock which are non-economic voting only shares of the Company. Juniper’s economic interest in the Company is held through its ownership of limited partner interests (the “Common Units”) in the Partnership. Pursuant to the amended and restated limited partnership agreement of the Partnership (the “Partnership Agreement”), the Company’s ownership of Common Units in the Partnership at all times equals the number of shares of the Company’s Class A Common Stock then outstanding, and Juniper’s ownership of Common Units in the Partnership at all times equals the number of shares of Class B Common Stock then outstanding. The Partnership was formed for the purpose of executing the Company’s reorganization with Juniper into an Up-C structure. The Partnership, through its subsidiaries, owns, operates, and manages oil and gas properties in Texas and manages the Company’s outstanding debt and derivative instruments. The Company’s wholly-owned subsidiary, ROCC Energy Holdings GP LLC (formerly, PV Energy Holdings GP, LLC, the “GP”), is the general partner of the Partnership. Subsidiaries of the Partnership own and operate all our oil and gas assets. Ranger Oil and the Partnership are holding companies with no other operations, material cash flows, or material assets or liabilities other than the equity interests in their subsidiaries.

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
Noncontrolling Interest
The noncontrolling interest percentage may be affected by the issuance of shares of Class A Common Stock, repurchases or cancellation of Class A Common Stock, the exchange of Class B Common Stock and the redemption of Common Units (and concurrent cancellation of Class B Common Stock), among other things. The percentage is based on the proportionate number of Common Units held by Juniper relative to the total Common Units outstanding. As of September 30, 2022, the Company owned 19,422,156 Common Units, representing a 46.3% limited partner interest in the Partnership, and Juniper owned 22,548,998 Common Units, representing the remaining 53.7% limited partner interest. As of December 31, 2021, the Company owned 21,090,259 Common Units, representing a 48.3% limited partner interest in the Partnership, and Juniper owned 22,548,998 Common Units, representing the remaining 51.7% limited partner interest. During the three and nine months ended September 30, 2022, changes in the ownership interests were the result of share repurchases and issuances of Class A Common Stock in connection with the vesting of employees’ share-based compensation. See Note 12 for information regarding share repurchases and Note 13 for vesting of share-based compensation.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less from the date of purchase. Restricted cash represents cash that is not readily available for general purpose cash needs. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents or restricted cash.
Of the $446.8 million in total cash, cash equivalents and restricted cash presented on the condensed consolidated statement of cash flows as of September 30, 2021, the Company had cash of $35.3 million, restricted cash – current of $15.4 million and restricted cash – non-current of $396.1 million. The restricted cash related to the net proceeds received from the offering of senior unsecured notes and certain additional funds that were held in escrow and subsequently released upon the acquisition of Lonestar Resources US Inc., a Delaware corporation (“Lonestar”). See Note 3 for additional information on this acquisition and Note 7 for additional information on the senior unsecured notes.
Significant Accounting Policies
The Company’s significant accounting policies are described in “Note 3 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2021 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this report should be read in conjunction with the Company’s 2021 Annual Report.
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
Note 3 – Acquisitions and Dispositions
2022
Asset Acquisitions
In the second and third quarters of 2022, we completed acquisitions of additional working interests in Ranger-operated wells along with certain contiguous oil and gas producing assets and undeveloped acreage in the Eagle Ford shale. The aggregate cash consideration for these acquisitions was $129.8 million, subject to customary post-closing adjustments. These transactions were accounted for as asset acquisitions.
Asset Disposition
On July 22, 2022, we closed on the sale of the corporate office building and related assets acquired in connection with the Lonestar Acquisition that were classified as Assets held for sale on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. Gross proceeds were $11.0 million with costs to sell of approximately $0.8 million and included the payoff of the related mortgage debt and accrued interest of $8.4 million for total net proceeds of $1.8 million. This transaction did not result in any material change to the purchase allocation further described below.

2021
Acquisition of Lonestar Resources
On October 5, 2021 (the “Closing Date”), the Company acquired Lonestar, as a result of which Lonestar and its subsidiaries became wholly-owned subsidiaries of the Company (the “Lonestar Acquisition”). The Lonestar Acquisition was effected pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated July 10, 2021, by and between the Company and Lonestar. In accordance with the terms of the Merger Agreement, Lonestar shareholders received 0.51 shares of the Company’s common stock for each share of Lonestar common stock held immediately prior to the effective time of the Lonestar Acquisition. Based on the closing price of the Company’s common stock on October 5, 2021 of $30.19, and in connection with the Lonestar Acquisition, the total value of the Company’s common stock issued to holders of Lonestar common stock, warrants and restricted stock units as applicable, was approximately $173.6 million.
The Lonestar Acquisition constituted a business combination and was accounted for using the acquisition method of accounting, with Ranger Oil being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Lonestar and its subsidiaries are recorded at their respective fair values as of the date of completion of the Lonestar Acquisition. The Company completed the purchase price allocation during the third quarter of 2022, and there were no material changes to the allocation presented in the 2021 Form 10-K.
We expensed $2.0 million in acquisition-related costs for the nine months ended September 30, 2022 related to employee severance and change-in-control compensation costs and other integration related costs.
Pro Forma Operating Results (Unaudited)
The following unaudited pro forma condensed financial data for the three months and nine months ended September 30, 2021 was derived from the historical financial statements of the Company giving effect to the Lonestar Acquisition, as if it had occurred on January 1, 2020.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenues	$200,995	$500,087
Net income (loss) attributable to common shareholders	$12,531	$(19,174)
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
Accounts Receivable from Contracts with Customers
Our accounts receivable consists mainly of trade receivables from commodity sales and joint interest billings due from partners on properties we operate. Our allowance for credit losses is entirely attributable to receivables from joint interest partners. We generally have the right to withhold future revenue distributions to recover past due receivables from joint interest owners. Our oil, natural gas, and NGL receivables are typically collected within 30 to 90 days. The following table summarizes our accounts receivable by type as of the dates presented:

	September 30, 2022	December 31, 2021
Customers	$123,493	$96,195
Joint interest partners	22,964	21,755
Derivative settlements from counterparties [1]	1,619	1,037
Other	99	18
Total	148,175	119,005
Less: Allowance for credit losses	(352)	(411)
Accounts receivable, net of allowance for credit losses	$147,823	$118,594
_______________________
1     See Note 5 for information regarding our derivative instruments.

Note 5 – Derivative Instruments
We utilize derivative instruments, typically swaps, put options and call options which are placed with financial institutions that we believe are acceptable credit risks, to mitigate our financial exposure to commodity price volatility associated with anticipated sales of our future production and volatility in interest rates attributable to our variable rate debt instruments. Our derivative instruments are not designated as hedges for accounting purposes. While the use of derivative instruments limits the risk of adverse commodity price and interest rate movements, such use may also limit the beneficial impact of future product revenues and interest expense from favorable commodity price and interest rate movements. From time to time, we may enter into incremental derivative contracts in order to increase the notional volume of production we are hedging, restructure existing derivative contracts or enter into other derivative contracts resulting in modification to the terms of existing contracts. In accordance with our internal policies, we do not utilize derivative instruments for speculative purposes.
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
Commodity Derivatives 1
The following table sets forth our commodity derivative positions, presented on a net basis by period of maturity, as of September 30, 2022:

	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024
NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	3,000	2,500	2,400	2,807	2,657	462	462
Weighted Average Swap Price ($/bbl)	$69.20	$54.40	$54.26	$54.92	$54.93	$58.75	$58.75
NYMEX WTI Crude Collars
Average Volume Per Day (bbl)	20,245	12,917	11,126	8,152	4,891
Weighted Average Purchased Put Price ($/bbl)	$64.56	$63.23	$61.48	$72.00	$70.00
Weighted Average Sold Call Price ($/bbl)	$88.78	$79.67	$74.31	$89.91	$86.04
NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (bbl)	3,804
Weighted Average Swap Price ($/bbl)	$1.751
NYMEX HH Swaps
Average Volume Per Day (MMBtu)	12,500	10,000	7,500
Weighted Average Swap Price ($/MMBtu)	$3.793	$3.620	$3.690
NYMEX HH Collars
Average Volume Per Day (MMBtu)	14,511	14,617	11,538	11,413	11,413	11,538	11,538
Weighted Average Purchased Put Price ($/MMBtu)	$2.854	$6.561	$2.500	$2.500	$2.500	$2.500	$2.328
Weighted Average Sold Call Price ($/MMBtu)	$3.791	$12.334	$2.682	$2.682	$2.682	$3.650	$3.000
OPIS Mt. Belv Ethane Swaps
Average Volume per Day (gal)	27,717		98,901	34,239	34,239	34,615
Weighted Average Fixed Price ($/gal)	$0.2500		$0.2288	$0.2275	$0.2275	$0.2275
_______________________
1    NYMEX WTI refers to New York Mercantile Exchange West Texas Intermediate that serves as the benchmark for crude oil. NYMEX HH refers to NYMEX Henry Hub that serves as the benchmark for natural gas. OPIS Mt. Belv refers to Oil Price Information Service Mt. Belvieu that serves as the benchmark for ethane which represents a commodity proxy for NGLs.

Interest Rate Derivatives
Through May 2022, we had a series of interest rate swap contracts (the “Interest Rate Swaps”) establishing fixed interest rates on a portion of our variable interest rate indebtedness. The notional amount of the Interest Rate Swaps totaled $300 million, with us paying a weighted average fixed rate of 1.36% on the notional amount, and the counterparties paying a variable rate equal to LIBOR. As of September 30, 2022, we did not have any interest rate derivatives.

Financial Statement Impact of Derivatives
The impact of our derivative activities on income is included within Derivatives on our condensed consolidated statements of operations. Derivative contracts that have expired at the end of a period, but for which cash had not been received or paid as of the balance sheet date, have been recognized as components of Accounts receivable (see Note 4) and Accounts payable and accrued liabilities (see Note 9) on the condensed consolidated balance sheets. Adjustments to reconcile net income to net cash provided by operating activities include derivative losses and cash settlements that are reported under Net losses and Cash settlements and premiums paid, net, on our condensed consolidated statements of cash flows, respectively.
The following table summarizes the effects of our derivative activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Rate Swap gains (losses) recognized in the condensed consolidated statements of operations	$—	$(84)	$64	$(48)
Commodity gains (losses) recognized in the condensed consolidated statements of operations	63,756	(21,000)	(149,137)	(119,631)
	$63,756	$(21,084)	$(149,073)	$(119,679)

Interest rate cash settlements recognized in the condensed consolidated statements of cash flows	$—	$(973)	$(1,415)	$(2,851)
Commodity cash settlements and premiums paid recognized in the condensed consolidated statements of cash flows	(55,302)	(21,265)	(157,809)	(43,190)
	$(55,302)	$(22,238)	$(159,224)	$(46,041)
The following table summarizes the fair values of our derivative instruments, which we elect to present on a gross basis, as well as the locations of these instruments on our condensed consolidated balance sheets as of the dates presented:

		Fair Values
		September 30, 2022		December 31, 2021
		Derivative	Derivative	Derivative	Derivative
Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Interest rate contracts	Derivative assets/liabilities – current	$—	$—	$—	$1,480
Commodity contracts	Derivative assets/liabilities – current	30,725	75,327	11,478	48,892
Interest rate contracts	Derivative assets/liabilities – non-current	—	—	—	—
Commodity contracts	Derivative assets/liabilities – non-current	6,176	12,748	2,092	23,815
		$36,901	$88,075	$13,570	$74,187
As of September 30, 2022, we reported net commodity derivative liabilities of $51.2 million. The contracts associated with these positions are with seven counterparties for commodity derivatives, all of which are investment grade financial institutions and are participants in our revolving credit facility (the “Credit Facility”). This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. Non-performance risk is incorporated by utilizing discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position.
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
See Note 10 for information regarding the fair value of our derivative instruments.

Note 6 – Property and Equipment, Net
The following table summarizes our property and equipment as of the dates presented:

	September 30, 2022	December 31, 2021
Oil and gas properties (full cost accounting method):
Proved	$2,828,400	$2,327,686
Unproved	55,429	57,900
Total oil and gas properties	2,883,829	2,385,586
Other property and equipment [1]	32,156	31,055
Total properties and equipment	2,915,985	2,416,641
Accumulated depreciation, depletion, amortization and impairments	(1,204,618)	(1,033,293)
Total property and equipment, net	$1,711,367	$1,383,348
_______________________
1     Excludes the corporate office building and related other assets acquired in connection with the Lonestar Acquisition that were classified as Assets held for sale on the condensed consolidated balance sheets as of December 31, 2021. We closed on the sale of the corporate office building in July 2022. See Note 3 for additional information. As of September 30, 2022, we had $1.2 million remaining other assets classified as Assets held for sale excluded from above.
Unproved property costs of $55.4 million and $57.9 million have been excluded from amortization as of September 30, 2022 and December 31, 2021, respectively. We transferred $8.7 million and $13.8 million of unproved leasehold costs, including capitalized interest, associated with proved undeveloped reserves, acreage unlikely to be drilled or expiring acreage, from unproved properties to the full cost pool during the nine months ended September 30, 2022 and 2021, respectively. We capitalized internal costs of $4.0 million and $2.8 million and interest of $3.3 million and $2.6 million during the nine months ended September 30, 2022 and 2021, respectively, in accordance with our accounting policies. Average depreciation, depletion and amortization per barrel of oil equivalent of proved oil and gas properties was $15.84 and $12.96 for the nine months ended September 30, 2022 and 2021, respectively.
Ceiling Test
Beginning in early 2020, certain events such as the COVID-19 pandemic coupled with decisions by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) negatively impacted the oil and gas industry with significant declines in crude oil prices and oversupply of crude oil. Over the past year, however, the deployment of vaccines and resulting increased mobility and global economic activity, and other factors have resulted in increased oil demand and commodity prices. Prior to the announced significant production cut to take effect in November 2022, OPEC+ had previously employed a strategy to gradually increase production. These shifts in OPEC+ production levels as well as the Russia-Ukraine war and related sanctions, which began in the first quarter of 2022, continue to contribute to a high level of uncertainty surrounding energy supply and demand resulting in volatile commodity prices. WTI crude oil and natural gas prices surged with prices over $120 per bbl and over $9 per Mcf, respectively, during the first half of 2022 due to oil supply shortage concerns. During the third quarter of 2022, WTI crude oil and natural gas prices dropped to lows under $77 per bbl and $6 per Mcf, respectively.
At the end of each quarterly reporting period, the unamortized cost of our oil and gas properties, net of deferred income taxes, is limited to the sum of the estimated after-tax discounted future net revenues from proved properties adjusted for costs excluded from amortization (the “Ceiling Test”). The Ceiling Test utilizes commodity prices based on a trailing 12-month average based on the closing prices on the first day of each month. We did not record any impairments of our oil and gas properties during the three and nine months ended September 30, 2022. The first quarter of 2021 was impacted by the decline in commodity prices as a result of COVID-19 and macroeconomic factors as discussed above, resulting in an impairment of our oil and gas properties of $1.8 million during the three months ended March 31, 2021. No further impairments were recorded during the remainder of 2021.

Note 7 – Long-Term Debt
The following table summarizes our debt obligations as of the dates presented:

	September 30, 2022	December 31, 2021
Credit Facility	$215,000	$208,000
9.25% Senior Notes due 2026	400,000	400,000
Mortgage debt [1]	—	8,438
Other [2]	284	2,516
Total	615,284	618,954
Less: Unamortized discount [3]	(3,227)	(3,720)
Less: Unamortized deferred issuance costs [3,4]	(8,559)	(9,853)
Total, net	603,498	605,381
Less: Current portion	(41)	(4,129)
Long-term debt	$603,457	$601,252
_______________________
1     The mortgage debt related to the corporate office building and related other assets acquired in connection with the Lonestar Acquisition for which assets were held as collateral for such debt. As of December 31, 2021, these assets met the held for sale criteria and were classified as Assets held for sale on the condensed consolidated balance sheets. In July 2022, the mortgage debt was fully repaid in connection with the sale of the corporate office building. See Note 3 for additional information on the sale.
2     Other debt of $2.2 million was extinguished during the nine months ended September 30, 2022 and recorded as a gain on extinguishment of debt.
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
Credit Facility
As of September 30, 2022, the Credit Facility had a $1.0 billion revolving commitment and a $950 million borrowing base with aggregate elected commitments of $500 million, and a $25 million sublimit for the issuance of letters of credit. Availability under the Credit Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes, including working capital.
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
In September 2022, we entered into the Agreement and Amendment No. 13 to Credit Agreement (the “Thirteenth Amendment”). The Thirteenth Amendment, in addition to other changes described therein, amended the Credit Facility to (1) increase the borrowing base from $875 million to $950 million and (2) increase the aggregate elected commitment amounts under the Credit Facility from $400 million to $500 million.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) effective June 1, 2022, a term SOFR reference rate (a Eurodollar rate, including LIBOR prior to June 1, 2022), plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days. As of September 30, 2022, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 5.63%. Unused commitment fees are charged at a rate of 0.50%.

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
The Credit Facility also contains other customary affirmative and negative covenants as well as events of default and remedies. If we do not comply with the financial and other covenants in the Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility. As of September 30, 2022, we were in compliance with all debt covenants under the Credit Facility.
We had $215.0 million in outstanding borrowings and $0.7 million in outstanding letters of credit under the Credit Facility as of September 30, 2022. Factoring in the outstanding letters of credit, we had $284.3 million of availability under the Credit Facility as of September 30, 2022. During the nine months ended September 30, 2022 and 2021, we incurred and capitalized approximately $0.8 million and $0.7 million of issue costs associated with amendments to the Credit Facility, respectively.
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
Interest on the 9.25% Senior Notes due 2026 is payable semi-annually in arrears on February 15 and August 15 of each year. We may redeem the 9.25% Senior Notes due 2026 at any time in whole or in part from time to time at specified redemption prices.
The indenture governing the 9.25% Senior Notes due 2026 also contains other customary affirmative and negative covenants as well as events of default and remedies.
As of September 30, 2022, we were in compliance with all debt covenants under the indenture.
Note 8 – Income Taxes
The income tax provision resulted in an expense of $2.1 million and an expense of $3.2 million for the three and nine months ended September 30, 2022, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 0.9%, which is fully attributable to the State of Texas. Our net deferred income tax liability balance of $5.0 million as of September 30, 2022 is also fully attributable to the State of Texas and primarily related to property.
The income tax provision resulted in an expense of $0.5 million and an expense of $0.4 million for the three and nine months ended September 30, 2021, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 1.3%, which is fully attributable to the State of Texas.
We had no liability for unrecognized tax benefits as of September 30, 2022 and December 31, 2021. There were no interest and penalty charges recognized during the nine months ended September 30, 2022 and 2021. Tax years from 2017 forward remain open to examination by the major taxing jurisdictions to which the Company is subject; however, net operating losses originating in prior years are subject to examination when utilized.

Note 9 – Supplemental Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	September 30, 2022	December 31, 2021
Prepaid and other current assets:
Inventories [1]	$10,504	$10,305
Prepaid expenses [2]	2,545	10,693
	$13,049	$20,998
Other assets:
Deferred issuance costs of the Credit Facility, net of amortization	$3,603	$3,308
Right-of-use assets – operating leases	1,083	1,671
Other	—	38
	$4,686	$5,017
Accounts payable and accrued liabilities:
Trade accounts payable	$31,135	$32,452
Drilling and other lease operating costs	81,225	35,045
Revenue and royalties payable	110,867	95,521
Production, ad valorem and other taxes	15,949	7,905
Derivative settlements to counterparties	5,991	6,117
Compensation and benefits	6,848	13,942
Interest	5,341	15,321
Environmental remediation liability [3]	1,519	2,287
Current operating lease obligations	876	914
Other	4,613	4,877
	$264,364	$214,381
Other non-current liabilities:
Asset retirement obligations	$8,691	$8,413
Non-current operating lease obligations	332	975
Postretirement benefit plan obligations	907	970
	$9,930	$10,358
_______________________
1    Includes tubular inventory and well materials of $9.9 million and $9.5 million and crude oil volumes in storage of $0.6 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively.
2 The balances as of September 30, 2022 and December 31, 2021 include $0.8 million and $9.6 million, respectively, for the prepayment of drilling and completion materials and services.
3 The balance as of September 30, 2022 and December 31, 2021 represents estimated costs associated with remediation activities for certain wells and tanks acquired as part of the Lonestar Acquisition; the remediation will be substantially complete in the fourth quarter of 2022.
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
Our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term maturities. As of September 30, 2022 and December 31, 2021, the carrying values of the borrowings outstanding under our credit facilities approximate fair value as the borrowings bear interest at variables rates tied to current market rates and the applicable margins represent market rates. The fair value of our fixed rate 9.25% Senior Notes due 2026 is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of September 30, 2022, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $615.3 million and $548.7 million, respectively. As of December 31, 2021, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $619.0 million and $634.6 million.

Recurring Fair Value Measurements
The fair values of our derivative instruments are measured at fair value on a recurring basis on our condensed consolidated balance sheets. The following tables summarize the valuation of those assets and (liabilities) as of the dates presented:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity derivative assets – current	$—	$30,725	$—	$30,725
Commodity derivative assets – non-current	—	6,176	—	6,176
Total financial assets	$—	$36,901	$—	$36,901
Financial liabilities:
Interest rate swap liabilities – current	$—	$—	$—	$—
Commodity derivative liabilities – current	—	(75,327)	—	(75,327)
Commodity derivative liabilities – non-current	—	(12,748)	—	(12,748)
Total financial liabilities	$—	$(88,075)	$—	$(88,075)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity derivative assets – current	$—	$11,478	$—	$11,478
Commodity derivative assets – non-current	—	2,092	—	2,092
Total financial assets	$—	$13,570	$—	$13,570
Financial liabilities:
Interest rate swap liabilities – current	$—	$(1,480)	$—	$(1,480)
Commodity derivative liabilities – current	—	(48,892)	—	(48,892)
Commodity derivative liabilities – non-current	—	(23,815)	—	(23,815)
Total financial liabilities	$—	$(74,187)	$—	$(74,187)
We used the following methods and assumptions to estimate fair values for the financial assets and liabilities described below:
•Commodity derivatives: We determine the fair values of our commodity derivative instruments using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatilities, time value and non-performance risk. For the current market prices, we use third-party quoted forward prices, as applicable, for NYMEX WTI, Magellan East Houston (“MEH”) crude oil, NYMEX HH natural gas and OPIS Mt. Belv Ethane natural gas liquids closing prices as of the end of the reporting periods. Each of these is a Level 2 input.
•Interest rate swaps: We determined the fair values of our interest rate swaps using an income approach valuation technique which discounts future cash flows back to a single present value. We estimated the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each of these was a Level 2 input. All interest rate swaps matured in May 2022, and as of September 30, 2022, we had not entered into any new interest rate derivative instruments.
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

Note 11 – Commitments and Contingencies
Drilling and Completion Commitments
As of September 30, 2022, we had a two year contract for one drilling rig and contracts for two drilling rigs with terms less than one year.
Gathering and Intermediate Transportation Commitments
We have long-term agreements that provide us with field gathering and intermediate pipeline transportation services for a majority of our crude oil and condensate production in Lavaca and Gonzales Counties, Texas. We also have volume capacity support for certain downstream interstate pipeline transportation. The following table provides details on these contractual arrangements as of September 30, 2022:

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
Under the field gathering and volume capacity support arrangements, credits for deliveries of volumes in excess of the volume commitment may be applied to any deficiency arising in the succeeding 12-month period.
During the three months ended September 30, 2022 and 2021, we recorded expense of $11.1 million and $9.2 million, respectively, and $31.9 million and $26.3 million during the nine months ended September 30, 2022 and 2021, respectively for these contractual obligations.
Excluding the application of credits earned during the 12-month period ended September 30, 2022 for deliveries of volumes in excess of the volume commitment, and the potential impact of the effects of price escalation from commodity price changes, if any, the minimum fee requirements attributable to the MVC under the gathering, transportation and marketing agreements are as follows: $3.5 million for the remainder of 2022, approximately $13.9 million per year for 2023 through 2025, $7.8 million for 2026, $3.8 million per year for 2027 through 2030 and $0.6 million for 2031.
Crude Oil Storage
As of September 30, 2022, we had access to up to approximately 180,000 barrels of dedicated tank capacity for no additional charge at the service provider’s central delivery point facility (“CDP”), in Lavaca County, Texas through February 2041. In addition, we had access for an additional 70,000 barrels of tank capacity at the CDP on a month-to-month basis, which can be terminated by either party with 45 days’ notice to the counterparty. Costs associated with this monthly agreement are in the form of a monthly fixed rate short-term lease and are charged as incurred on a monthly basis to GPT in our condensed consolidated statements of operations.
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

Legal, Environmental Compliance and Other
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of September 30, 2022 and December 31, 2021, we had an estimated reserve of approximately $0.1 million for certain claims made against us regarding previously divested operations included in Accounts payable and accrued liabilities on our condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, we had AROs of approximately $8.7 million and $8.4 million attributable to the plugging of abandoned wells, respectively. Additionally, we had $1.5 million and $2.3 million of environmental remediation liabilities recorded as part of the Lonestar Acquisition as of September 30, 2022 and December 31, 2021, respectively. The majority of the work related to the environmental remediation liabilities will be completed during the fourth quarter of 2022.
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
As of September 30, 2022, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. The holders of record of Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which holders of Class A Common Stock and Class B Common Stock are entitled to vote; except that certain directors are elected by holders of a majority of the shares of Class B Common Stock voting as a separate class.
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
As of September 30, 2022, the Company had (i) 110,000,000 authorized shares of Class A Common Stock and 19,422,156 shares of Class A Common Stock issued and outstanding, (ii) 30,000,000 authorized shares of Class B Common Stock and 22,548,998 shares of Class B Common Stock issued and outstanding, and (iii) 5,000,000 authorized shares of preferred stock, par value $0.01 per share, and no shares of preferred stock were issued or outstanding.

Dividends
On July 7, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock. The dividend was paid on August 4, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022. In connection with any dividend, Ranger’s operating subsidiary will also make a corresponding distribution to its common unitholders. During the third quarter of 2022, the dividend to the holders of our Class A Common Stock and distribution to common unitholders totaled $3.2 million in the aggregate. The Company’s Credit Facility and the Indenture have restrictive covenants that limit its ability to pay dividends. See Note 15 for details on dividends declared subsequent to September 30, 2022.
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
The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The Company intends to continue to fund repurchases from available working capital and cash provided by operating activities. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including among other things, our earnings, liquidity, capital requirements, financial condition, management’s assessment of the intrinsic value of the Class A Common Stock, the market price of the Company’s Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other factors deemed relevant. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. On August 16, 2022, the Inflation Reduction Act was signed into law and imposes a 1% excise tax on the repurchase of stock by publicly traded U.S. corporations. The excise tax is effective for stock repurchases after December 31, 2022. We are currently evaluating the impacts, if any, of this provision to our results of operations and cash flows.
During the three and nine months ended September 30, 2022, we repurchased 1,074,960 and 1,755,836 shares of our Class A Common Stock at a total cost of $35.0 million and $60.0 million at average purchase prices of $32.58 and $34.19, respectively. The share repurchases were recorded to Class A common stock and Paid-in capital on our condensed consolidated balance sheets. As of September 30, 2022, the remaining authorized repurchase amount under the share repurchase program was $80.0 million.
Change in Ownership of Consolidated Subsidiaries
As discussed above and in Note 13, in the three and nine months ended September 30, 2022, we repurchased shares of our Class A Common Stock and issued shares of our Class A Common Stock related to the vesting of employees’ share-based compensation resulting in a change in the proportionate share of Common Units held by the Company relative to Juniper. As such, we recognized an adjustment to the carrying amount of noncontrolling interest and a corresponding adjustment to Class A Common Shareholders’ equity of $7.1 million and $13.6 million for the three and nine months ended September 30, 2022 to reflect the revised ownership percentage of total equity, respectively.
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$106,236	$17,387	$167,435	$6,860
Transfers from the noncontrolling interest, net [1]	7,121	N/A	13,619	N/A
Change from net income attributable to common shareholders and net transfers to Noncontrolling interest	$113,357	$17,387	$181,054	$6,860
_____________________________________________
1     The three and nine months ended September 30, 2022 includes a net transfer of $7.1 million and $13.6 million, respectively, from Noncontrolling interest for share repurchases and common stock issuances related to employees’ share-based compensation with a corresponding adjustment to Paid-in capital. This equity adjustment had no impact on earnings other than a resulting increase to the noncontrolling interest proportionate share of net income and a corresponding decrease to the proportionate share of net income attributable to common shareholders.

Note 13 – Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We reserved 4,424,600 shares of Class A Common Stock for issuance under the Ranger Oil Management Incentive Plan (the “Plan”) for share-based compensation awards. A total of 811,573 time-vested restricted stock units (“RSUs”) and 664,414 performance-based restricted stock units (“PRSUs”) have been granted to employees and directors through September 30, 2022.
We recognized expense attributable to the RSUs and PRSUs of $1.3 million and $4.3 million for the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2021, we recognized $1.0 million of expense attributable to the RSUs and PRSUs and during the nine months ended September 30, 2021, we recognized $4.2 million of expense attributable to the RSUs and PRSUs, including approximately $1.9 million as a result of a change-in-control event associated with the Juniper Transactions. We recognize share-based compensation expense as a component of G&A expenses in our condensed consolidated statements of operations.
Time-Vested Restricted Stock Units
The table below summarizes activity for the nine months ended September 30, 2022 with respect to awarded RSUs:

	Time-Vested Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2022	230,517	$9.20
Granted	49,314	$35.07
Vested	(111,479)	$10.02
Forfeited	(16,101)	$12.12
Balance at September 30, 2022	152,251	$17.50
Compensation expense for RSUs is recognized on a straight-line basis over the applicable vesting period, which is generally over a three-year period. As of September 30, 2022, we had $2.0 million of unrecognized compensation cost attributable to RSUs. We expect that cost to be recognized over a weighted-average period of 1.89 years.
Performance-Based Restricted Stock Units
The table below summarizes activity for the nine months ended September 30, 2022 with respect to awarded PRSUs:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2022	345,069	$16.20
Granted	180,217	$47.77
Vested	(2,688)	$18.24
Forfeited	(11,516)	$23.31
Balance at September 30, 2022	511,082	$27.16
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

The 2022 and 2021 PRSU grants contain performance measures of which 50% are based on the Company’s return on average capital employed (“ROCE”) and 50% are based on the Company’s absolute total shareholder return and total shareholder return (“TSR”) relative to a defined peer group over the three-year performance period. The 2022 and 2021 PRSUs cliff vest from 0% to 200% of the original grant at the end of a three-year performance period based on satisfaction of the respective underlying conditions.
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
As of September 30, 2022, we had $9.2 million of unrecognized compensation cost attributable to PRSUs. We expect that cost to be recognized over a weighted-average period of 1.93 years.
Other Benefit Plans
We maintain the Penn Virginia Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We recognized expense attributable to the 401(k) Plan of $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. The charges for the 401(k) Plan are recorded as a component of G&A expenses in our condensed consolidated statements of operations.
We maintain unqualified legacy defined benefit pension and defined benefit postretirement plans that cover a limited number of former employees, all of whom retired prior to January 1, 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each of the three and nine months ended September 30, 2022 and 2021. The charges for these plans are recorded as a component of Other income (expense) in our condensed consolidated statements of operations.

Note 14 – Earnings Per Share
Basic net earnings (loss) per share is calculated by dividing the net income (loss) available to common shareholders, excluding net income or loss attributable to Noncontrolling interest, by the weighted average common shares outstanding for the period.
In computing diluted earnings (loss) per share, basic net earnings (loss) per share is adjusted based on the assumption that dilutive RSUs and PRSUs have vested and outstanding Common Units (and shares of Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) as applicable to the three and nine months ended September 30, 2022 and Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) as applicable to the three and nine months ended September 30, 2021) held by the Noncontrolling interest in the Partnership are exchanged for common shares. Accordingly, our reported net income (loss) attributable to common shareholders is adjusted due to the elimination of the Noncontrolling interest assuming exchange of the Common Units (and shares of Class B Common Stock as applicable to the three and nine months ended September 30, 2022 and Series A Preferred Stock as applicable to the three and nine months ended September 30, 2021) held by the Noncontrolling interest.
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$227,585	$43,063	$354,964	$30,638
Net income attributable to Noncontrolling interest	(121,349)	(25,676)	(187,529)	(23,778)
Net income attributable to common shareholders for Basic EPS	106,236	17,387	167,435	6,860
Adjustment for assumed conversions and elimination of Noncontrolling interest net income	785	25,676	1,154	23,778
Net income attributable to common shareholders for Diluted EPS	$107,021	$43,063	$168,589	$30,638

Denominator:
Weighted average shares outstanding used in Basic EPS	19,741	15,319	20,573	15,298
Effect of dilutive securities:
Common Units and Series A Preferred Stock or Class B Common Stock, as applicable, that are exchangeable for common shares [1,2]	—	—	—	—
RSUs and PRSUs	600	394	582	371
Weighted average shares outstanding used in Diluted EPS [2]	20,341	15,713	21,155	15,669
_______________________
1    In connection with the Juniper Transactions in January 2021, we issued shares of Series A Preferred Stock. In October 2021, the Company effected a recapitalization and the Series A Preferred Stock were exchanged with Class B Common Stock and the designation of the Series A Preferred Stock was cancelled.
2    For the three and nine months ended September 30, 2022, approximately 22.5 million potentially dilutive Common Units (and the associated 22.5 million Class B Common Stock) had the effect of being anti-dilutive and were excluded from the calculation of earnings per share. For the three and nine months ended September 30, 2021, approximately 22.5 million potentially dilutive securities represented by approximately 22.5 million Common Units (and the associated approximately 0.2 million shares of Series A Preferred Stock).
Note 15 – Subsequent Events
Dividends
On November 2, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock, payable on November 28, 2022 to holders of record of Class A Common Stock as of the close of business on November 16, 2022.

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:
•risks related to the fourth quarter 2021 acquisition of Lonestar Resources US Inc. and other completed acquisitions, including the risk that the benefits of the acquisition may not be fully realized or may take longer to realize than expected, and that management attention will be diverted to integration-related issues;
•the sustained market uncertainty with respect to, and volatility of, commodity prices for crude oil, natural gas liquids, or NGLs, and natural gas;
•general economic conditions, including as a result of governmental actions to address elevated inflation levels caused by labor shortages, supply shortages and increased demand, and other inflationary pressures;
•the impact of world health events, including the COVID-19 pandemic, economic slowdown, governmental actions, stay-at-home orders and interruptions to our operations or our customer’s operations;
•our ability to satisfy our short-term and long-term liquidity needs, including our ability to generate sufficient cash flows from operations or to obtain adequate financing on favorable terms, including access to the capital markets, to fund our capital expenditures and meet working capital needs;
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
•our ability to repurchase shares pursuant to our share repurchase program or declare dividends;
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
•sustainability initiatives; and
•other factors set forth in our periodic filings with the Securities and Exchange Commission, or SEC, including the risks set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Ranger Oil Corporation and its consolidated subsidiaries (“Ranger,” “Ranger Oil,” the “Company,” “we,” “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements.” All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. Also, due to the combination of different units of volumetric measure, the number of decimal places presented and rounding, certain results may not calculate explicitly from the values presented in the tables. Certain amounts for the prior period have been reclassified to conform to the current period presentation. References to “quarters” represent the three months ended September 30, 2022 or 2021, as applicable.
This section of the Form 10-Q discusses the results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 unless otherwise indicated. On October 5, 2021, the Company acquired Lonestar Resources US Inc., a Delaware corporation (“Lonestar”), as a result of which Lonestar and its subsidiaries became wholly-owned subsidiaries of Ranger Oil (the “Lonestar Acquisition”). The results of operations of Lonestar are reflected in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2022. Results for the three and nine months ended September 30, 2021 reflect the financial and operating results of Ranger Oil and do not include the financial and operating results of Lonestar. As such, our historical results of operations are not comparable from period to period.

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
During the three and nine months ended September 30, 2022, we repurchased 1,074,960 and 1,755,836 shares of our Class A Common Stock at a total cost of $35.0 million and $60.0 million at average purchase prices of $32.58 and $34.19, respectively. Subsequent to September 30, 2022 through November 1, 2022, we repurchased an additional 331,917 shares of our Class A Common Stock at an average price of $37.72 for a total cost of $12.5 million.
See Note 12 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information.
Dividends
On July 7, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock. The dividend was paid on August 4, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022. Additionally, on November 2, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock payable on November 28, 2022 to holders of record of Class A Common Stock as of the close of business on November 16, 2022.
Recent Acquisitions
During the second and third quarters of 2022, we closed on several acquisitions of oil and gas producing properties in the Eagle Ford Shale, comprised of additional working interests in Ranger-operated wells and adjacent producing assets and undeveloped acreage for aggregate cash consideration totaling $129.8 million, subject to customary post-closing adjustments.
See Note 3 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information on our acquisitions.
Increased Borrowing Base of Credit Facility
On September 27, 2022, the aggregate elected commitment amounts under the Credit Facility increased from $400 million to $500 million and our borrowing base increased from $875 million to $950 million.
See Note 7 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information on our debt.
Industry Environment and Recent Operating and Financial Highlights
Commodity Price and Other Economic Conditions
As an oil and gas development and production company, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with COVID-19 created uncertainty for global economic activity. Beginning in March 2020, the slowdown in global economic activity attributable to COVID-19 resulted in a dramatic decline in the demand for energy, which directly impacted our industry and the Company. Beginning in early 2021, increased mobility, deployment of vaccines and other factors have resulted in increased oil demand and commodity prices.

A high level of uncertainty remains regarding the volatility of energy supply and demand. The Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) has recently changed its strategy from one which had seen gradually increasing production throughout 2021 and 2022 to one of drastically cutting oil production. In October 2022, OPEC+ announced its intent to decrease output targets by 2 Mbbls per day in November 2022, after increasing output targets by 100,000 bbls per day in September 2022 and following the raising of output by 648,000 bbls per day in July and August 2022. These shifts in OPEC+ production levels as well as the Russia-Ukraine war and related sanctions, which began in the first quarter of 2022, continue to contribute to a high level of uncertainty surrounding energy supply and demand resulting in volatile commodity prices. During the first half of 2022, WTI crude oil and natural gas prices surged, closing at over $120 per bbl and over $9 per Mcf, respectively, due to oil supply shortage concerns. During the third quarter of 2022, WTI crude oil and natural gas prices dropped to lows under $77 per bbl and $6 per Mcf, respectively. Higher commodity prices, along with the global supply chain issues and other factors, have increased inflation, which has led or may lead to increased costs of services and certain materials necessary for our operations. Recent governmental actions to combat inflation, including the Inflation Reduction Act passed into law in August 2022 as well as recent interest rate hikes by the Federal Reserve and increased recession fears continue to create pricing and economic volatility in the markets. The ultimate effect of these measures on inflation and overall energy supply and demand is uncertain at this time.
Our crude oil production is sold at a premium or deduct differential to the prevailing NYMEX West Texas Intermediate (“NYMEX WTI”) price. The differential reflects adjustments for location, quality and transportation and gathering costs, as applicable. All of our crude oil volumes are sold under Magellan East Houston (“MEH”) pricing, which historically has been at a premium to NYMEX WTI.
Similar to crude prices, natural gas prices have increased substantially and remain volatile as a result of the Russia-Ukraine war and other factors discussed above, with NYMEX Henry Hub (“NYMEX HH”) closing as low as $5.63 per Mcf and as high as $9.85 per Mcf during the third quarter of 2022. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity, and supply and demand relationships in that region or locality. Similar to crude oil, our natural gas production price has a premium or deduct differential to the prevailing NYMEX HH price primarily due to differential adjustments for the location and the energy content of the natural gas. Location differentials result from variances in natural gas transportation costs based on the proximity of the natural gas to its major consuming markets that correspond with the ultimate delivery point as well as individual interaction of supply and demand.
A summary of these pricing differentials is provided in the discussion of “Results of Operations – Realized Differentials” that follows.
In addition to the volatility of commodity prices, we are subject to inflationary and other factors that have resulted in higher costs for products, materials and services that we utilize in both our capital projects and with respect to our operating expenses. We continue to work with vendors and other service providers to secure products and services at fixed prices and to pay for certain materials and services in advance in order to lock in favorable costs but we have continued to experience higher costs and this may be exacerbated in the future.
Capital Expenditures, Development Progress and Production
As of September 30, 2022, we operated two drilling rigs and during the nine months ended September 30, 2022, we incurred capital expenditures of approximately $362.6 million, of which $356.9 million was directed to drilling and completion projects. During the third quarter 2022, a total of 13 gross (12.4 net) wells were completed and turned to sales.
As of October 28, 2022, we had approximately 183,800 gross (160,600 net) acres in the Eagle Ford, net of expirations, of which approximately 95% is held by production.
Total sales volume for the third quarter 2022 was 3,921 thousand barrels of oil equivalent (“Mboe”), or 42,624 barrels of oil equivalent (“boe”) per day, with approximately 72%, or 2,822 thousand barrels of oil (“Mbbl”), of sales volume from crude oil, 15% from NGLs and 13% from natural gas.

Commodity Hedging Program
As of October 28, 2022, we have hedged a portion of our estimated future crude oil, NGL and natural gas production from October 1, 2022 through the first half of 2024. The following table summarizes our net hedge position for the periods presented:

	4Q2022	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024
NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	4,630	2,500	2,400	2,807	2,657	462	462
Weighted Average Swap Price ($/bbl)	$74.91	$54.40	$54.26	$54.92	$54.93	$58.75	$58.75
NYMEX WTI Crude Collars
Average Volume Per Day (bbl)	21,875	17,083	11,126	8,152	4,891
Weighted Average Purchased Put Price ($/bbl)	$66.09	$66.10	$61.48	$72.00	$70.00
Weighted Average Sold Call Price ($/bbl)	$89.05	$82.08	$74.31	$89.91	$86.04
NYMEX WTI Crude CMA Roll Basis Swaps
Average Volume Per Day (bbl)	3,804
Weighted Average Swap Price ($/bbl)	$1.751
NYMEX HH Swaps
Average Volume Per Day (MMBtu)	12,500	10,000	7,500
Weighted Average Swap Price ($/MMBtu)	$3.793	$3.620	$3.690
NYMEX HH Collars
Average Volume Per Day (MMBtu)	14,511	14,617	11,538	11,413	11,413	11,538	11,538
Weighted Average Purchased Put Price ($/MMBtu)	$2.854	$6.561	$2.500	$2.500	$2.500	$2.500	$2.328
Weighted Average Sold Call Price ($/MMBtu)	$3.791	$12.334	$2.682	$2.682	$2.682	$3.650	$3.000
OPIS Mt. Belv Ethane Swaps
Average Volume per Day (gal)	27,717		98,901	34,239	34,239	34,615
Weighted Average Fixed Price ($/gal)	$0.2500		$0.2288	$0.2275	$0.2275	$0.2275

Results of Operations
The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2022	June 30, 2022	September 30, 2021	2022	2021
Total sales volume (Mboe) [1]	3,921	3,502	2,344	10,821	6,453
Average daily sales volume (boe/d) [1]	42,624	38,479	25,483	39,636	23,638
Crude oil sales volume (Mbbl) [1]	2,822	2,502	1,879	7,752	5,179
Crude oil sold as a percent of total [1]	72%	71%	80%	72%	80%
Product revenues	$304,105	$313,444	$140,133	$873,148	$352,230
Crude oil revenues	$262,537	$273,589	$127,995	$762,858	$326,222
Crude oil revenues as a percent of total	86%	87%	91%	87%	93%
Realized prices:
Crude oil ($/bbl)	$93.03	$109.34	$68.10	$98.40	$62.99
NGLs ($/bbl)	$31.97	$36.77	$27.24	$33.96	$21.21
Natural gas ($/Mcf)	$7.41	$7.19	$4.11	$6.35	$3.23
Aggregate ($/boe)	$77.55	$89.51	$59.77	$80.69	$54.58
Realized prices, including effects of derivatives, net [2]
Crude oil ($/bbl)	$83.14	$84.43	$57.15	$80.69	$52.08
NGLs ($/bbl)	$30.67	$35.10	$25.77	$32.95	$20.52
Natural gas ($/Mcf)	$4.26	$4.08	$3.44	$4.10	$3.01
Aggregate ($/boe)	$67.76	$68.87	$50.49	$66.02	$45.63
Production and lifting costs:
Lease operating ($/boe)	$6.15	$5.40	$4.54	$5.65	$4.52
Gathering, processing and transportation ($/boe)	$2.50	$2.47	$2.43	$2.54	$2.41
Production and ad valorem taxes ($/boe)	$4.26	$4.79	$3.21	$4.31	$3.06
General and administrative ($/boe) [3]	$2.51	$3.04	$4.66	$2.79	$4.82
Depreciation, depletion and amortization ($/boe)	$16.88	$15.50	$13.21	$15.84	$12.96
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
3    Includes combined amounts of $0.48, $0.71 and $1.55 per boe for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively, attributable to share-based compensation and certain special charges, comprised of acquisition, integration and strategic transaction costs including costs attributable to the Lonestar Acquisition during those periods as well as costs attributable to our acquisitions in the second and third quarters of 2022 as described in the discussion of “Results of Operations - General and Administrative” that follows.

Sequential Quarterly Analysis
The following summarizes our key operating and financial highlights for the three months ended September 30, 2022, with comparison to the three months ended June 30, 2022. The year-over-year highlights for the quarterly periods ended September 30, 2022 and 2021 are addressed in further detail in the discussions that follow below in Year over Year Analysis of Operating and Financial Results.
•Daily sales volume increased to 42,624 boe per day from 38,479 boe per day with 12.4 net wells turned to sales for the third quarter 2022 compared to 12.3 net wells turned to sales for the second quarter 2022. Total sales volume increased 12% to 3,921 Mboe from 3,502 Mboe primarily due to the recent acquisitions that closed in the third quarter of 2022.
•Product revenues decreased 3% to $304.1 million from $313.4 million as a result of 13% lower aggregate realized prices offset by 12% higher total sales volumes. Crude oil revenues were 4% lower due to 15% lower realized prices, or $46.0 million, offset by 13% higher crude oil sales volume, or $35.0 million. NGL revenues were 1% lower due to 13% lower realized prices, or $2.8 million, substantially offset by 14% higher total sales volume, or $2.7 million. Natural gas revenues were 9% higher as a result of 3% higher realized prices and 6% higher volume for an overall increase of $1.9 million.
•Production and lifting costs, consisting of Lease operating expenses (“LOE”) and Gathering, processing and transportation expenses (“GPT”), increased on an absolute basis to $33.9 million from $27.5 million primarily due to the effects of 12% higher sales volume and increased on a per unit basis to $8.65 per boe from $7.87 per boe primarily due to increased workover activity.
•Production and ad valorem taxes decreased on an absolute and per unit basis to $16.7 million and $4.26 per boe from $16.8 million and $4.79 per boe, respectively, due to the overall effects of 13% lower aggregate realized product pricing.
•General and administrative (“G&A”) expenses decreased on an absolute and per unit basis to $9.8 million and $2.51 per boe from $10.6 million and $3.04 per boe, respectively, primarily due to a $0.7 million decrease in compensation cost associated with employee share-based compensation granted during second quarter 2022.
•Depreciation, depletion and amortization (“DD&A”) increased on an absolute and per unit basis to $66.2 million and $16.88 per boe during the third quarter 2022 as compared to $54.3 million and $15.50 per boe during the second quarter 2022 due primarily to higher future development costs driven by inflation.

Year over Year Analysis of Operating and Financial Results
Sales Volume
The following tables set forth a summary of our total and average daily sales volumes by product for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Total Sales Volume [1]	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil (Mbbl)	2,822	1,879	943	50%	7,752	5,179	2,573	50%
NGLs (Mbbl)	584	263	321	122%	1,597	713	884	124%
Natural gas (MMcf)	3,092	1,211	1,881	155%	8,829	3,367	5,462	162%
Total (Mboe)	3,921	2,344	1,577	67%	10,821	6,453	4,368	68%

	Three Months Ended September 30,				Nine Months Ended September 30,
Average Daily Sales Volume [1]	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil (bbl/d)	30,675	20,429	10,246	50%	28,397	18,972	9,425	50%
NGLs (bbl/d)	6,347	2,860	3,487	122%	5,849	2,611	3,238	124%
Natural gas (MMcf/d)	34	13	21	162%	32	12	20	167%
Total (boe/d)	42,624	25,483	17,141	67%	39,636	23,638	15,998	68%
_______________________
1    All volumetric statistics represent volumes of commodity production that were actually sold during the periods presented. Volumes of crude oil physically produced in excess of volumes sold are placed in temporary storage to be sold in subsequent periods.
Total sales volume increased 67% and 68% during the three and nine month periods in 2022, respectively, when compared to the corresponding periods in 2021 as a result of the Lonestar Acquisition that closed in fourth quarter of 2021, recent acquisitions that closed in the second and third quarters of 2022 and increased drilling activity.
Approximately 72% of total sales volume during the three and nine month periods in 2022 was attributable to crude oil compared to approximately 80% during the corresponding periods in 2021. The decrease in the crude oil composition of total sales volume is due primarily to higher gas content of the wells acquired in the Lonestar Acquisition.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Total Product Revenues	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil	$262,537	$127,995	$134,542	105%	$762,858	$326,222	$436,636	134%
NGLs	18,669	7,165	11,504	161%	54,227	15,115	39,112	259%
Natural gas	22,899	4,973	17,926	360%	56,063	10,893	45,170	415%
Total	$304,105	$140,133	$163,972	117%	$873,148	$352,230	$520,918	148%

Realized Prices	Three Months Ended September 30,				Nine Months Ended September 30,
($ per unit of volume)	2022	2021	Change	% Change	2022	2021	Change	% Change
Crude oil	$93.03	$68.10	$24.93	37%	$98.40	$62.99	$35.41	56%
NGLs	$31.97	$27.24	$4.73	17%	$33.96	$21.21	$12.75	60%
Natural gas	$7.41	$4.11	$3.30	80%	$6.35	$3.23	$3.12	97%
Total	$77.55	$59.77	$17.78	30%	$80.69	$54.58	$26.11	48%

The following table provides an analysis of the changes in our revenues for the periods presented:

	Three Months Ended September 30, 2022 vs. 2021			Nine Months Ended September 30, 2022 vs. 2021
	Revenue Variance Due to			Revenue Variance Due to
	Volume	Price	Total	Volume	Price	Total
Crude oil	$64,198	$70,344	$134,542	$162,076	$274,560	$436,636
NGLs	8,740	2,764	11,504	18,747	20,365	39,112
Natural gas	7,719	10,207	17,926	17,667	27,503	45,170
	$80,657	$83,315	$163,972	$198,490	$322,428	$520,918
Our product revenues during the three and nine month periods in 2022 increased compared to the corresponding periods in 2021 due to significantly higher prices stemming from macroeconomic factors and volatility in the global commodity markets as a result of continued economic recovery, as well as supply concerns resulting from the Russia-Ukraine war. These factors resulted in an increase to the NYMEX WTI benchmark price of 30% and 51% for the three and nine month periods in 2022, respectively, as compared to the corresponding periods in 2021. Also contributing to the higher product revenues was an increase in volumes across all commodities as discussed above, with an overall increase in Mboe of 67% and 68% for three and nine month periods in 2022, respectively.
Realized Differentials
The following table reconciles our realized price differentials from average NYMEX-quoted prices for WTI crude oil and HH natural gas for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Average WTI prices ($/bbl)	$91.43	$70.52	$20.91	30%	$98.25	$65.04	$33.21	51%
Realized differential to WTI	1.60	(2.42)	4.02	166%	0.15	(2.05)	2.20	107%
Realized crude oil prices ($/bbl)	$93.03	$68.10	$24.93	37%	$98.40	$62.99	$35.41	56%

Average HH prices ($/MMBtu)	$7.96	$4.27	$3.69	86%	$6.66	$3.52	$3.14	89%
Realized differential to HH	(0.55)	(0.16)	(0.39)	(244)%	(0.31)	(0.29)	(0.02)	(7)%
Realized natural gas prices ($/Mcf)	$7.41	$4.11	$3.30	80%	$6.35	$3.23	$3.12	97%
Our differential to NYMEX WTI for the three and nine month periods in 2022 improved by 166% and 107%, respectively, compared to the corresponding periods in 2021 due to more favorable NYMEX Calendar Month Average contractual pricing and more favorable pricing negotiated with certain crude purchasers effective early in first quarter 2022. Our differential to NYMEX HH was negatively impacted for the three and nine month periods in 2022 as compared to the corresponding period in 2021 due to more unfavorable location basis differentials. See also the discussion of Commodity Price and Other Economic Conditions in the Overview above.
Effects of Derivatives
We present realized prices for crude oil, NGLs and natural gas, as adjusted for the effects of derivatives, net as we believe these measures are useful to management and stakeholders in determining the effectiveness of our price-risk management program that is designed to reduce the volatility associated with our operations. Realized prices for crude oil, NGLs and natural gas, as adjusted for the effects of derivatives, net, are supplemental financial measures that are not prepared in accordance with generally accepted accounting principles (“GAAP”).

The following table presents the calculation of our non-GAAP realized prices for crude oil, NGLs and natural gas, as adjusted for the effects of derivatives, net and reconciles to realized prices for crude oil, NGLs and natural gas determined in accordance with GAAP:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Realized crude oil prices ($/bbl)	$93.03	$68.10	$24.93	37%	$98.40	$62.99	$35.41	56%
Effects of derivatives, net ($/bbl)	(9.89)	(10.95)	1.06	10%	(17.71)	(10.91)	(6.80)	(62)%
Crude oil realized prices, including effects of derivatives, net ($/bbl)	$83.14	$57.15	$25.99	45%	$80.69	$52.08	$28.61	55%

Realized natural gas liquid prices ($/bbl)	$31.97	$27.24	$4.73	17%	$33.96	$21.21	$12.75	60%
Effects of derivatives, net ($/bbl)	(1.30)	(1.47)	0.17	12%	(1.01)	(0.69)	(0.32)	(46)%
Natural gas liquids realized prices, including effects of derivatives, net ($/bbl)	$30.67	$25.77	$4.90	19%	$32.95	$20.52	$12.43	61%

Realized natural gas prices ($/Mcf)	$7.41	$4.11	$3.30	80%	$6.35	$3.23	$3.12	97%
Effects of derivatives, net ($/Mcf)	(3.15)	(0.67)	(2.48)	NM	(2.25)	(0.22)	(2.03)	NM
Natural gas realized prices, including effects of derivatives, net ($/Mcf)	$4.26	$3.44	$0.82	24%	$4.10	$3.01	$1.09	36%
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
The following table sets forth the total Other operating income, net recognized for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Other operating income, net	$985	$928	$57	6%	$2,888	$2,085	$803	39%
Our marketing fee income increased in the three and nine month periods in 2022, as compared to the corresponding periods in 2021 due primarily to the higher commodity-based pricing. Additionally, the nine month period in 2022 included a gain on sales of field materials.
Lease Operating Expenses
LOE includes costs that we incur to operate our producing wells and field operations. The most significant costs include compression for gas lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, equipment rentals, utilities and supplies, among others.

The following table sets forth our LOE for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Lease operating	$24,123	$10,647	$13,476	127%	$61,133	$29,200	$31,933	109%
Per unit ($/boe)	$6.15	$4.54	$1.61	35%	$5.65	$4.52	$1.13	25%
LOE increased on an absolute basis and per unit basis during three and nine month periods in 2022 as compared to the corresponding periods in 2021 due primarily to the impact of the Lonestar Acquisition and recent acquisitions that closed in the second and third quarters of 2022, increased workovers and higher fuel, service and equipment costs driven by higher sales volume coupled with inflationary pressures throughout 2022.
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
The following table sets forth our GPT expense for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
GPT	$9,794	$5,688	$4,106	72%	$27,472	$15,535	$11,937	77%
Per unit ($/boe)	$2.50	$2.43	$0.07	3%	$2.54	$2.41	$0.13	5%
GPT expense increased on an absolute basis during the three and nine month periods in 2022 as compared to the corresponding periods in 2021 due primarily to the impact of the Lonestar Acquisition and recent acquisitions that closed in the second and third quarters of 2022, which contributed to the 155% and 162% higher natural gas sales volumes, respectively, and 50% higher crude oil sales volumes for both the three and nine month periods in 2022. Additionally, for certain of our crude oil volumes gathered, our rate includes an adjustment based on NYMEX WTI prices. As crude oil prices increase, up to a cap of $90 per bbl, the gathering rate escalates. As such, with the higher prices during the three and nine month periods in 2022, as compared to the corresponding periods in 2021, we incurred higher gathering costs associated with these volumes which caused an increase during the three and nine month periods in 2022 as compared to the corresponding periods in 2021 on a per unit basis. These unfavorable variances were partially offset by the effects of an increase in the mix of crude oil volume sold at the wellhead, including the majority of crude oil volumes from the acquired Lonestar wells, which reduces transportation costs and cost per unit.
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
The following table sets forth our production and ad valorem taxes for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Production/severance taxes	$14,121	$6,589	$7,532	114%	$40,195	$16,608	$23,587	142%
Ad valorem taxes	2,577	945	1,632	173%	6,417	3,160	3,257	103%
	$16,698	$7,534	$9,164	122%	$46,612	$19,768	$26,844	136%
Per unit ($/boe)	$4.26	$3.21	$1.05	33%	$4.31	$3.06	$1.25	41%
Production/severance tax rate as a percent of product revenues	4.6%	4.7%	(0.1)%	(2)%	4.6%	4.7%	(0.1)%	(2)%
Production and ad valorem taxes increased on an absolute basis and per unit basis during the three and nine month periods in 2022 as compared to the corresponding periods in 2021 due primarily to the impact of higher volumes from the Lonestar Acquisition and recent acquisitions that closed in the second and third quarters of 2022. Additionally, Production taxes increased on an absolute and per unit basis due to higher aggregate commodity sales prices during the three and nine month periods in 2022.

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
The following table sets forth the components of our G&A expenses for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Primary G&A expenses	$7,954	$7,281	$673	9%	$23,217	$19,341	$3,876	20%
Share-based compensation	1,354	971	383	39%	4,327	4,179	148	4%
Significant special charges:
Organizational restructuring, including severance	—	—	—	—%	—	239	(239)	(100)%
Acquisition/integration and strategic transaction costs	521	2,680	(2,159)	(81)%	2,699	7,335	(4,636)	(63)%
Total G&A expenses	$9,829	$10,932	$(1,103)	(10)%	$30,243	$31,094	$(851)	(3)%
Per unit ($/boe)	$2.51	$4.66	$(2.15)	(46)%	$2.79	$4.82	$(2.03)	(42)%
Per unit ($/boe) excluding share-based compensation and other special charges identified above	$2.03	$3.11	$(1.08)	(35)%	$2.15	$3.00	$(0.85)	(28)%
Our total G&A expenses were lower on an absolute and per unit basis during the three month and nine month periods in 2022 when compared to the corresponding periods in 2021 due primarily to lower acquisition and integration related costs associated with the Juniper Transactions and the Lonestar Acquisition, partially offset by increased headcount discussed below and higher share-based compensation cost.
Our primary G&A expenses increased on an absolute basis during the three and nine month periods in 2022 as compared to the corresponding periods in 2021 due primarily to increased headcount following the Lonestar Acquisition and the impact of salary increases effective January 1, 2022. Primary G&A expenses decreased on a per unit basis due to higher overall sales volumes in 2022.
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
The following table sets forth total and per unit costs for DD&A expense for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
DD&A expense	$66,204	$30,975	$35,229	114%	$171,387	$83,654	$87,733	105%
DD&A rate ($/boe)	$16.88	$13.21	$3.67	28%	$15.84	$12.96	$2.88	22%
DD&A expense increased on an absolute and per unit basis during the three and nine month periods in 2022 as compared to the corresponding periods in 2021. Higher production volume provided for an increase of $20.8 million and $56.6 million and a higher DD&A rate resulted in an increase of $14.4 million and $31.2 million, for the three and nine month periods in 2022, respectively. The higher DD&A rate in 2022 is primarily due to the Lonestar Acquisition and recent acquisitions that closed in the second and third quarters of 2022, which contributed to an increase in our total proved reserves at a higher relative cost per boe as compared to the corresponding periods in 2021.

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
We did not record an impairment of our oil and gas properties during the three and nine month periods in 2022. We recorded an impairment of $1.8 million in the nine months ended September 30, 2021 as a result of capitalized costs of oil and gas properties exceeding the ceiling test in the first quarter of 2021. The impairment in 2021 was the result of the decline in the twelve-month average prices of crude oil, NGLs and natural gas as indicated by the respective quarterly Ceiling Test under the full cost method of accounting for oil and gas properties.
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
The following table summarizes the components of our interest expense for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Interest on borrowings and related fees	$13,361	$10,936	$2,425	22%	$35,608	$22,101	$13,507	61%
Accretion of original issue discount	168	84	84	100%	493	274	219	80%
Amortization of debt issuance costs	705	479	226	47%	2,051	1,468	583	40%
Capitalized interest	(1,074)	(917)	(157)	17%	(3,257)	(2,561)	(696)	27%
Total interest expense, net of capitalized interest	$13,160	$10,582	$2,578	24%	$34,895	$21,282	$13,613	64%
The increase in interest expense during the three month period in 2022 is primarily attributable to interest incurred in the amount of $9.2 million for the 9.25% Senior Notes due 2026 and $3.9 million for the Credit Facility compared to interest incurred in the corresponding period in 2021 of $5.3 million for the 9.25% Senior Notes due 2026, $3.4 million for the Second Lien Term Loan and $1.9 million for the Credit Facility as well as increased amortization of OID and debt issuance costs in 2022 compared to the corresponding period in 2021. These increases are partially offset by increased capitalized interest during the three month period in 2022, driven by higher overall weighted-average interest rates in 2022 as compared to the corresponding period in 2021.
The increase in interest expense during the nine month period in 2022 is primarily attributable to interest incurred in the amount of $27.3 million for the 9.25% Senior Notes due 2026 and $7.2 million for the Credit Facility compared to interest incurred in the corresponding period in 2021 of $10.4 million for the Second Lien Term Loan, $5.7 million for the Credit Facility and $5.3 million for the 9.25% Senior Notes due 2026 as well as increased amortization of OID and debt issuance costs in 2022 compared to the corresponding period in 2021. These increases are partially offset by increased capitalized interest during the nine month period in 2022, driven by higher overall weighted-average interest rates in 2022 as compared to the corresponding periods in 2021.

Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices and interest rates.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio and interest rate swaps for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Commodity derivative gains (losses)	$63,756	$(21,000)	$84,756	(404)%	$(149,137)	$(119,631)	$(29,506)	25%
Interest rate swap gains (losses)	—	(84)	84	(100)%	64	(48)	112	(233)%
Total	$63,756	$(21,084)	$84,840	(402)%	$(149,073)	$(119,679)	$(29,394)	25%
In the three and nine month periods in 2022, commodity prices were significantly higher on an average aggregate basis than those during the corresponding periods in 2021. The derivative gains in the three month period in 2022 reflect the increase in the mark-to-market values consistent with the decrease in prices attributable to open positions for this period. The derivative losses in the nine month period in 2022 and the three and nine month periods in 2021 reflect the decline in the mark-to-market values consistent with the increase in prices attributable to open positions for the respective periods. Realized settlement payments, net for crude oil, NGL and natural gas derivatives were $55.3 million and $157.8 million for the three and nine month periods in 2022, respectively, and $21.3 million and $43.2 million during the three and nine month periods in 2021, respectively. Through May 2022, we hedged a portion of our exposure to variable interest rates associated with our Credit Facility and, in the three and nine month periods in 2021, our Second Lien Term Loan. As of September 30, 2022, we did not have any interest rate derivatives. We paid $1.4 million of net settlements from our interest rate swaps for the nine month period in 2022 and $1.0 million and $2.9 million for the three and nine month periods in 2021, respectively.
Income Taxes
Income taxes represent our income tax provision as determined in accordance with generally accepted accounting principles. It considers taxes attributable to our obligations for federal taxes under the Internal Revenue Code as well as to the various states in which we operate, primarily Texas, or otherwise have continuing involvement.
The following table summarizes our income taxes for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Income tax expense	$(2,052)	$(549)	$(1,503)	274%	$(3,171)	$(410)	$(2,761)	673%
Effective tax rate	0.9%	1.3%	(0.4)%	(31)%	0.9%	1.3%	(0.4)%	(31)%
The income tax provision resulted in an expense of $2.1 million and an expense of $3.2 million for the three and nine month periods in 2022, respectively. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 0.9%, which is fully attributable to the State of Texas. Our net deferred income tax liability balance of $5.0 million as of September 30, 2022 is also fully attributable to the State of Texas and primarily related to property.
The income tax provision resulted in an expense of $0.5 million and an expense of $0.4 million for the three and nine month periods in 2021, respectively. The federal and state tax expense was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 1.3% which was fully attributable to the State of Texas.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. As of September 30, 2022, we had liquidity of $304.6 million, comprised of cash and cash equivalents of $20.3 million and availability under our Credit Facility of $284.3 million (factoring in letters of credit). The Credit Facility provides us up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is $950.0 million with aggregate elected commitments of $500.0 million.
Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for crude oil, NGLs and natural gas, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. All of these factors have been impacted by the volatility and uncertainty in the global economic markets stemming from the COVID-19 pandemic and subsequent recovery, the Russia-Ukraine war, OPEC+ production decisions and related instability in the global energy markets, as well as inflationary pressures and recession fears that impact demand. In order to mitigate this volatility, we utilize derivative contracts with a number of financial institutions, all of which are participants in our Credit Facility, hedging a portion of our estimated future crude oil, NGLs and natural gas production through the first half of 2024. The level of our hedging activity and duration of the financial instruments employed depends on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.
From time to time and under market conditions that we believe are favorable to us, we may consider capital market transactions, including the offering of debt and equity securities. We maintain an effective shelf registration statement to allow for optionality.
Capital Resources
We expect full year 2022 drilling and completions capital expenditures of between $507 and $527 million. We plan to continue to fund our 2022 capital program and our operations for the next twelve months primarily with cash on hand, cash from operating activities and, to the extent necessary, supplemental borrowings under the Credit Facility. Based upon current price and production expectations, we believe that our cash on hand, cash from operating activities and borrowings under our Credit Facility, as necessary, will be sufficient to fund our capital spending and operations for at least the next twelve months; however, future cash flows are subject to a number of variables including the length and magnitude of the current global economic uncertainties associated with continued volatility and related instability in the global energy markets.
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
Dividends
On July 7, 2022, the Company’s Board of Directors declared an inaugural cash dividend of $0.075 per share of Class A Common Stock. The dividend was paid on August 4, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022. In connection with any dividend, Ranger’s operating subsidiary will also make a corresponding distribution to its common unitholders. During the third quarter of 2022, the dividend to the holders of our Class A Common Stock and distribution to common unitholders totaled $3.2 million in the aggregate. On November 2, 2022, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock payable on November 28, 2022 to holders of record of Class A Common Stock as of the close of business on November 16, 2022. We expect to fund dividends and distributions from available working capital and cash provided by operating activities.

Share Repurchase Program
In April 2022, we announced that the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $100 million of outstanding Class A Common Stock through March 31, 2023. Subsequently on July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, and applicable legal requirements. We expect to fund repurchases from available working capital and cash provided by operating activities. On August 16, 2022, the Inflation Reduction Act was signed into law and imposes a 1% excise tax on the repurchase of stock by publicly traded U.S. corporations. The excise tax is effective for stock repurchases after December 31, 2022. We are currently evaluating the impacts, if any, of this provision to our results of operations and cash flows.
Subsequent to September 30, 2022 through November 1, 2022, we repurchased an additional 331,917 shares of our Class A Common Stock at an average price of $37.72 for a total cost of $12.5 million.
Tax Distributions
Under its partnership agreement, the Partnership is required to make distributions to all of its limited partners pro rata on a quarterly basis and in such amounts as necessary to enable the Company to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities. Additionally, the Partnership is required to make advances to its non-corporate partners in an amount sufficient to enable such partner to timely satisfy its U.S. federal, state and local and non-U.S. tax liabilities (a “Tax Advance”). Any such Tax Advance will be treated as an advance against and, therefore, reduce any future distributions that such partner is otherwise entitled to receive. The Company’s cash flow from operations and ability to effect share repurchases or cash dividends to our stockholders could be adversely impacted as a result of such cash distributions. Whether and how much Tax Advances are required to be paid is dependent upon the amount and timing of taxable income generated in the future that is allocable to partners and the federal tax rates then applicable. At this time, we do not anticipate that the Partnership will be required to make Tax Advances for the year ending December 31, 2022.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$489,182	$204,707
Net cash used in investing activities	(426,650)	(146,481)
Net cash (used in) provided by financing activities	(65,869)	375,523
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,337)	$433,749
Cash Flows from Operating Activities. The increase of $284.5 million in net cash provided by operating activities for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was primarily attributable to the effect of 2022 cash receipts that were derived from higher average commodity prices and higher total sales volume, partially offset by higher net payments for commodity derivatives settlements and premiums. Additionally, during the nine months ended September 30, 2021, there were higher acquisition, integration and strategic transaction costs and executive restructuring costs, including severance payments.
Cash Flows from Investing Activities. Our cash payments for capital expenditures were higher during the nine months ended September 30, 2022 as compared to the corresponding period in 2021, due primarily to significantly increased drilling and completions activities in 2022, coupled with the current economic impacts of inflation and higher costs, and oil and gas property acquisitions closed and paid for in 2022. Early 2021 was impacted by the temporary suspension of the drilling program that began in 2020 due to the global economic downturn associated with COVID-19.

The following table sets forth costs related to our capital expenditures program for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Drilling and completion	$356,883	$181,144
Lease acquisitions, land-related costs, and geological and geophysical (seismic) costs	4,806	2,315
Pipeline, gathering facilities and other equipment, net [1]	890	(632)
Total capital expenditures incurred	$362,579	$182,827
_______________________
1    Includes certain capital charges to our working interest partners for completion services.
The following table reconciles the total costs of our capital expenditures program with the net cash paid for capital expenditures as reported in our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Total capital expenditures program costs (from above)	$362,579	$182,827
Increase in accounts payable for capital items and accrued capitalized costs	(55,008)	(30,303)
Net purchases of tubular inventory and well materials [1]	1,712	1,858
Prepayments for drilling and completion services, net of (transfers)	(8,762)	(12,653)
Capitalized internal labor, capitalized interest and other	7,245	4,909
Total cash paid for capital expenditures	$307,766	$146,638
_______________________
1    Includes purchases made in advance of drilling.
Cash Flows from Financing Activities. During the nine months ended September 30, 2022, we had borrowings of $483.0 million and repayments of $476.0 million under the Credit Facility and $59.4 million of share repurchases. During the nine months ended September 30, 2021, we received over $150 million of proceeds from the issuance of equity in connection with the Juniper Transactions. These proceeds were primarily used to (i) fund the repayments of $80.5 million and $50.0 million under the Credit Facility and Second Lien Term Loan, respectively and (ii) pay $9.3 million of transaction and issue costs related to Juniper. The nine months ended September 30, 2021 includes additional net repayments of $21.0 million under the Credit Facility and $5.6 million quarterly amortization payments under the Second Lien Term Loan as well as $396.1 million net proceeds received from the 9.25% Senior Notes due 2026.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	September 30, 2022	December 31, 2021
Credit Facility	$215,000	$208,000
9.25% Senior Notes due 2026, net	388,214	386,427
Mortgage debt [1]	—	8,438
Other [2]	284	2,516
Total debt, net	603,498	605,381
Total equity	964,532	669,508
Total capitalization	$1,568,030	$1,274,889
Debt as a % of total capitalization	38%	47%
_______________________
1     The mortgage debt at December 31, 2021 related to the corporate office building and related other assets acquired in connection with the Lonestar Acquisition for which assets were held as collateral for such debt. As of December 31, 2021, these assets were classified as Assets held for sale on the condensed consolidated balance sheets. In July 2022, the mortgage debt was fully repaid in connection with the sale of the corporate office building. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for additional information on the sale.
2     Other debt of $2.2 million was extinguished during the nine months ended September 30, 2022 and recorded as a gain on extinguishment of debt.
Credit Facility. As of September 30, 2022, the Credit Facility had a $1.0 billion revolving commitment and an $950 million borrowing base, with aggregate elected commitments of $500 million and a $25 million sublimit for the issuance of letters of credit. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes including working capital. We had $0.7 million and $0.9 million in letters of credit outstanding as of September 30, 2022 and December 31, 2021, respectively. The maturity date under the Credit Facility is October 6, 2025.

In September 2022, we entered into the Agreement and Amendment No. 13 to Credit Agreement (the “Thirteenth Amendment”). The Thirteenth Amendment, in addition to other changes described therein, amended the Credit Facility to (1) increase the borrowing base from $875 million to $950 million and (2) increase the aggregate elected commitment amounts under the Credit Facility from $400 million to $500 million.
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) effective June 1, 2022, a term SOFR reference rate (a Eurodollar rate, including LIBOR prior to June 1, 2022), plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on SOFR, borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. As of September 30, 2022, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 5.63%. Unused commitment fees are charged at a rate of 0.50%.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended September 30, 2022	$215,000	$262,065	$301,000	5.83%
Nine months ended September 30, 2022	$215,000	$205,315	$301,000	4.54%
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
As of September 30, 2022, we were in compliance with all of the debt covenants.
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
As described in this Quarterly Report on Form 10-Q as well as the Critical Accounting Estimates disclosures in the Annual Report on Form 10-K, we apply the full cost method to account for our oil and gas properties. At the end of each quarterly reporting period, we perform a Ceiling Test in order to determine if our oil and gas properties have been impaired. For purposes of the Ceiling Test, estimated discounted future net revenues are determined using the prior 12-month’s average price based on closing prices on the first day of each month, adjusted for differentials, discounted at 10%. The calculation of the Ceiling Test and provision for DD&A are based on estimates of proved reserves. There are significant uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production, timing and plan of development. We had no impairments of our proved oil and gas properties during 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.
Interest Rate Risk
As of September 30, 2022, we had variable-rate borrowings of $215.0 million under the Credit Facility and fixed-rate borrowings of $400.0 million for the 9.25% Senior Notes due 2026 at interest rates of 5.63% and 9.25%, respectively. Assuming a constant borrowing level under the Credit Facility, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in aggregate interest payments of approximately $2.2 million on an annual basis.
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
As of September 30, 2022, our commodity derivative portfolio was in a net liability position in the amount of $51.2 million. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.
During the nine months ended September 30, 2022, we reported a net commodity derivative loss of $149.1 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 5 to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” for a further description of our commodity price risk management activities.
The following table illustrates the estimated impact on the fair values of our derivative financial instruments and operating income attributable to hypothetical changes in the underlying crude oil prices. This illustration assumes that crude oil production volumes, NGL prices and production volumes, and natural gas prices and production volumes remain constant at anticipated levels. The estimated changes in operating income exclude potential cash receipts or payments in settling these derivative positions.

	Change of 10% per bbl of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(37.4)	$37.8
Effect of crude oil price changes for the remainder of 2022 on operating income, excluding derivatives [2]	$13.4	$(9.7)
_______________________
1 Based on derivatives outstanding as of September 30, 2022.
2    These sensitivities are subject to significant change.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, such disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of equity securities during the three months ended September 30, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Yet to be Purchased Under the Publicly Announced Plans or Programs [1]
July 1, 2022 - July 31, 2022	672,985	$30.57	672,985	$94,416,322
August 1, 2022 - August 31, 2022	202,800	$37.14	202,800	$86,883,893
September 1, 2022 - September 30, 2022	199,175	$34.74	199,175	$79,964,948
Total	1,074,960	$32.58	1,074,960	$79,964,948
_______________________
1    On April 13, 2022, our Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $100 million of its outstanding Class A Common Stock through March 31, 2023. On July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including among other things, our earnings, liquidity, capital requirements, financial condition, management’s assessment of the intrinsic value of the Class A Common Stock, the market price of the Company's Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other factors deemed relevant and may be discontinued at any time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

(10.1) *
Fifth Amendment to Second Amended and Restated Construction and Field Gathering Agreement dated as of July 26, 2022 but made effective as of July 1, 2022, by and between Ironwood Shiner Pipeline, LLC, as successor to Nuevo Dos Gathering and Transportation, LLC, as successor to Republic Midstream, LLC and Penn Virginia Oil & Gas L.P.

(10.2)
Master Assignment, Agreement and Amendment No. 13 to Credit Agreement, dated as of September 27, 2022, among ROCC Holdings, LLC, as borrower, Ranger Oil Corporation, as holdings, the subsidiaries of holdings party thereto, certain lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders and as an issuing lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2022).

(31.1) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) *	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) **	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) **	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS) *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH) *	Inline XBRL Taxonomy Extension Schema Document
(101.CAL) *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) *	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) *	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104) *	The cover page of Ranger Oil Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
_____________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER OIL CORPORATION

November 3, 2022	By:	/s/ RUSSELL T KELLEY, JR.
Russell T Kelley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 3, 2022	By:	/s/ KAYLA D. BAIRD
Kayla D. Baird
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)