Form 10-K
period 2022-12-31
Ranger Oil Corp
filed 2023-03-09
CIK 77159

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
 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $669,492,116 as of June 30, 2022 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such stock as quoted on the Nasdaq Global Select Market.
As of March 3, 2023, there were 41,507,928 shares of common stock outstanding, including 18,958,930 shares of Class A Common Stock and 22,548,998 shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

RANGER OIL CORPORATION
ANNUAL REPORT ON FORM 10-K
 For the Fiscal Year Ended December 31, 2022

Forward-Looking Statements
Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “anticipate,” “guidance,” “assumptions,” “projects,” “estimates,” “expects,” “continues,” “intends,” “plans,” “believes,” “forecasts,” “future,” “potential,” “may,” “possible,” “could” and variations of such words or similar expressions to identify forward-looking statements. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:
•all of the risks and uncertainty related to our announced merger with Baytex Energy Corp. (“Baytex”), including the risk that the conditions to the closing of the transaction are not satisfied and the additional risks discussed in Part I, Item 1A of this report;
•risks related to completed acquisitions, including the risk that the benefits of the acquisitions may not be fully realized or may take longer to realize than expected, and that management attention will be diverted to integration-related issues;
•the sustained market uncertainty of, and volatility of commodity prices for crude oil, natural gas liquids, or NGLs, and natural gas;
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
•our ability to declare dividends;
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
•     sustainability initiatives; and
•     other factors set forth in our periodic filings with the Securities and Exchange Commission, or SEC, including the risks set forth in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022.
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
HSC. Houston Ship Channel settlement point price for natural gas.
Juniper. Juniper Capital Advisors, L.P., JSTX Holdings, LLC and Rocky Creek Resources, LLC
Juniper Transactions. Consummation of the transactions contemplated by: (i) the Contribution Agreement, dated November 2, 2020, by and among Ranger Oil Corporation, the Partnership, and Juniper; and (ii) the Contribution Agreement, dated November 2, 2020 , by and among Rocky Creek, Ranger Oil Corporation and the Partnership pursuant to which Juniper contributed $150 million in cash and certain oil and gas assets in South Texas in exchange for equity.

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
OPIS. Oil Price Information Service.
Partnership. ROCC Energy Holdings, L.P. (formerly PV Energy Holdings, L.P.)
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

PV-10. A non-GAAP measure representing the present value of estimated future oil and gas revenues, net of estimated direct costs, discounted at an annual discount rate of 10%. PV-10 is not a measure of financial or operating performance under GAAP, nor should it be considered in isolation or as a substitute for any GAAP measure. PV-10 does not purport to represent the fair value of oil and gas properties.
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
Risks Related to the Baytex Merger
•The uncertainty of the precise value of the merger consideration because the exchange ratio is fixed and dependent on the market price of Baytex common shares, which may fluctuate
•Risk that the Baytex Merger (as defined below) may not be completed or may be terminated
•Adverse impacts associated with reduced ownership and voting interest in Baytex after the Baytex Merger
•Provisions in the Baytex Merger Agreement that may limit our ability to pursue alternatives to the Baytex Merger and may discourage a potential acquiror of us from making a favorable alternative transaction proposal
•Risks associated with the failure to complete the Baytex Merger
•Business uncertainties while the Baytex Merger is pending
•Different rights associated with the Baytex common shares from our Class A common stock
•Change in control or other provisions in certain agreements that may be triggered by the Baytex Merger
•The incurrence of significant transaction and merger-related costs
•Risks associated with possible securities class action or derivative lawsuits
Risks Associated with our General Business
•Prices for crude oil, NGLs and natural gas, which are dependent on many factors that are beyond our control
•Risks associated with drilling and operations activities, which are high-risk activities with many uncertainties and may not result in commercially productive reserves
•Risks associated with multi-well pad drilling and project development, which may result in volatility in our operating results
•Adverse impacts associated with a high concentration of activity and tighter drilling spacing
•Our ability to adhere to our proposed drilling schedule
•Our dependence on gathering, processing, refining and transportation facilities owned by others
•The unavailability, high cost or shortage of drilling rigs, frac crews, equipment, raw materials, supplies, oilfield services or personnel, which may restrict our operations
•Our ability to find or acquire additional oil and gas reserves that are economically recoverable
•Our ability to attract and retain key members of management, qualified Board members and other key personnel
•The continued direct and indirect effects of the COVID-19 pandemic on our business, financial position, results of operations and/or cash flows, which will depend on future developments that are highly uncertain and cannot be predicted
•Our ability to establish production on the acreage of certain of our undeveloped leasehold assets that are subject to leases that will expire over the next several years unless production is developed
•Actions we or other operators may take when drilling, completing, or operating wells that they own that may adversely affect certain of our wells
•Our exposure to the credit risk of our customers
•Our participation in oil and gas leases with third parties, who may not be able to fulfill their commitments to our projects
•The accuracy of our estimates of oil and gas reserves and future net cash flows, which are not precise, and undeveloped reserves, which may not ultimately be converted into proved producing reserves

•The incurrence of impairments on our oil and gas properties
•Our ability to obtain sufficient capital
•Risks associated with property and business acquisitions
•Losses resulting from title deficiencies
•Difficulties associated with being a small company competing in a larger market
•Our lack of diversification and risks associated with operating primarily in one major contiguous area
•Operating risks, including risks associated with hydraulic fracturing
Financial and Related Risks
•Our substantial indebtedness
•A reduction in our borrowing base
•Restrictive covenants under the Credit Facility and the indenture governing our 9.25% Senior Notes due 2026 (the “Indenture”), which could limit our financial flexibility
•Derivative transactions, which may limit our potential gains and involve other risks
•Investor sentiment towards the oil and gas industry, which could adversely affect our ability to raise equity and debt capital
Legal and Regulatory Risks
•Various laws and regulations that could adversely affect the cost, manner or feasibility of doing business, including climate change legislation, laws and regulations restricting emissions of greenhouse gases or prohibiting, restricting, or delaying oil and gas development on public lands, and federal state and local legislation and regulatory initiatives relating to hydraulic fracturing
•Our ability to access water to drill and conduct hydraulic fracturing and difficulties associated with disposing of produced water gathered from drilling and production activities
•Our commitments and disclosures related to environmental and social matters expose us to numerous risks
•Risks associated with legal proceedings
Tax-Related Risks
•Our ability to use net operating loss carryforwards to offset future taxable income, which may be subject to certain limitations
•The continued availability of certain federal income tax deductions with respect to oil and gas exploration and development
Technology-Related Risks
•Our ability to keep pace with technological developments in our industry
•Risks relating to cybersecurity incidents
Risks Related to Ownership of Our Class A Common Stock
•Risks associated with Juniper’s control of the Company, including potential conflicts between Juniper’s interests and the interests of the Company and its stockholders
•Certain provisions of our certificate of incorporation and our bylaws that may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial
•The volatility of the market price of our Class A common stock
•The actions of so-called “activist” shareholders, which could impact the trading value of our securities
•Future sales or other dilution of our equity, which may adversely affect the market price of our Class A common stock
•Our ability to pay dividends on shares of our Class A common stock is uncertain and could be limited

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
Juniper Capital Advisors, L.P. (“Juniper Capital”), through its affiliates, JSTX Holdings, LLC (“JSTX”) and Rocky Creek Resources, LLC (“Rocky Creek” and together with JSTX and Juniper Capital, “Juniper”) beneficially owned as of March 3, 2023 an approximate 54% equity interest in the Company through its ownership of 22,548,998 shares of our Class B common stock, par value of $0.01 per share (“Class B Common Stock”) and 22,548,998 common units in our Up-C partnership subsidiary (the “Common Units”). See Note 2 and Note 4 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on 10-K for further information.
On February 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baytex pursuant to which, among other things, the Company will merge with and into a wholly owned subsidiary of Baytex with the Company surviving the merger as a wholly owned subsidiary of Baytex (the “Baytex Merger”). Subject to the terms and conditions of the Merger Agreement, each share of our Class A common stock, par value $0.01 per share (“Class A Common Stock”) issued and outstanding immediately prior to the effective time of the Baytex Merger (including shares of our Class A Common Stock to be issued in connection with the exchange of the Class B Common Stock and Common Units for Class A Common Stock), will be converted automatically into the right to receive: (i) 7.49 Baytex common shares and (ii) $13.31 in cash. The transaction was unanimously approved by the board of directors of each company and JSTX and Rocky Creek delivered a support agreement to vote their outstanding shares in favor of the Baytex Merger. The Baytex Merger is expected to close late in the second quarter of 2023, subject to the satisfaction of customary closing conditions, including the requisite shareholder and regulatory approvals.
Current Operations
We lease a highly contiguous position of approximately 187,700 gross (163,800 net) acres as of March 3, 2023 in the core liquids-rich area or “volatile oil window” of the Eagle Ford in South Texas, which we believe contains a substantial number of drilling locations that will support a multi-year drilling inventory.
In 2022, our total sales volume was comprised of 72% crude oil, 15% NGLs and 13% natural gas. Crude oil accounted for 88% of our product revenues. We generally sell our crude oil, NGL and natural gas products using short-term floating price physical and spot market contracts.
As of December 31, 2022, our total proved reserves were approximately 254.5 MMboe, of which 42% were proved developed reserves and 67% were crude oil. As of December 31, 2022, we had 976 gross (857.2 net) productive wells, approximately 97% of which we operate, and leased approximately 188,900 gross (162,100 net) acres of leasehold and royalty interests, approximately 34% of which were undeveloped. Approximately 96% of our total acreage was HBP as of December 31, 2022 and included a substantial number of undrilled locations. During 2022, we completed and turned to sales 59 gross (49.9 net) wells. For additional information regarding our production, reserves, drilling activities, wells and acreage, see Part I, Item 2, “Properties.”
Key Contractual Arrangements
In the ordinary course of operating our business, we enter into a number of key contracts for services that are critical with respect to our ability to develop, produce, store and bring our production to market. The following is a summary of our most significant contractual arrangements.
Drilling and Completion. From time to time we enter into drilling, completion and materials contracts in the ordinary course of business to ensure availability of rigs, frac crews and materials to satisfy our development program. As of December 31, 2022, we had contracts for three drilling rigs with remaining terms of less than two years.

Crude oil gathering and transportation service contracts. We have long-term agreements that provide us with field gathering and intermediate pipeline transportation services for a majority of our crude oil and condensate production in Lavaca and Gonzales Counties, Texas. We also have volume capacity support for certain downstream intrastate pipeline transportation. The following table provides details on these contractual arrangements as of December 31, 2022:

Description of contractual arrangement	Expiration of Contractual Arrangement	Minimum Gross Volume Delivery (bbl/d)	Expiration of Minimum Volume Commitment
Field gathering agreement	February 2041	8,000	February 2031
Intermediate pipeline transportation services	February 2026	8,000	February 2026
Volume capacity support	April 2026	8,000	April 2026
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
Crude oil storage. As of December 31, 2022, we had access to up to approximately 180,000 barrels of crude oil storage as a component of the crude oil gathering agreement referenced above. In addition, we have access for an additional 70,000 barrels at the service provider’s central delivery point facility, or CDP, in Lavaca County, Texas, on a month-to-month basis, which can be terminated by either party with 45 days’ notice to the counterparty. For additional information relating to crude oil storage see Note 14 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Crude terminal dedication. We have a long-term dedication of certain specific leases to a crude purchase and throughput terminal agreement through 2032. Under the agreement, we may transfer dedicated oil for delivery to a Gulf coast terminal in Point Comfort, Texas or to alternate locations to third parties and in any case, we pay a terminal fee.
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
Major Customers
We sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended December 31, 2022, approximately 43% of our consolidated product revenues were attributable to two customers, each of whom accounted for at least 10%. For the years ended December 31, 2021 and 2020, approximately 48% and 56%, respectively, of our consolidated product revenues were attributable to three customers, each of whom accounted for at least 10%. There were no other customers that individually accounted for more than 10% of our consolidated product revenues for the years ended December 31, 2022, 2021 and 2020.
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
Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities for failure to comply. Violations and liabilities with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and cash flows. In certain instances, citizens or citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws or to challenge our ability to receive environmental permits that we need to operate. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general. As of December 31, 2022, we had $8.8 million of asset retirement obligations.
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
Oil Pollution Act. The Oil Pollution Act of 1990, or the OPA, contains numerous restrictions relating to the prevention of and response to oil spills into waters of the United States (“U.S.”). The term “waters of the United States” has been interpreted broadly to include inland water bodies, including wetlands and intermittent streams. The OPA imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening waters of the U.S. or adjoining shorelines. For example, operators of certain oil and gas facilities must develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance. Owners or operators of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge is one type of “responsible party” who is liable. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs, and certain other damages arising from a spill. As such, a violation of the OPA has the potential to adversely affect our business, financial condition, results of operations and cash flows.
Clean Water Act. The Federal Water Pollution Control Act, or the Clean Water Act, and comparable state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into regulated waters, such as waters of the U.S. The discharge of pollutants, including dredge or fill materials in regulated wetlands, into regulated waters or wetlands without a permit issued by the EPA, the U.S. Army Corps of Engineers, or the Corps, or the state is prohibited. The Clean Water Act has been interpreted by these agencies to apply broadly. The EPA and the Corps released a rule to revise the definition of “waters of the United States,” or WOTUS, for all Clean Water Act programs, which went into effect in August 2015. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the U.S. and are under Clean Water Act jurisdiction. This new rule has generally been viewed as narrowing the scope of waters of the U.S. as compared to the 2015 rule, but litigation in multiple federal district courts is currently challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. In June 2021, the Biden Administration announced plans to develop its own definition for jurisdictional waters. On December 7, 2021, the Biden Administration announced a proposed rule to revise the definition of “waters of the United States.” On January 24, 2022, the Supreme Court agreed to consider the scope of the Clean Water Act again in a new appeal, Sackett v. EPA.
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

Safe Drinking Water Act. The Safe Drinking Water Act, or the SDWA, and the Underground Injection Control Program promulgated under the SDWA, establish the requirements for salt water disposal well activities and prohibit the migration of fluid-containing contaminants into underground sources of drinking water. The Underground Injection Control Program requires that we obtain permits from the EPA or delegated state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities of fluids that may be injected and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, imposition of fines and penalties from governmental agencies, incurrence of expenditures for remediation of affected resources, and imposition of liability by landowners or other parties claiming damages for alternative water supplies, property damages, and personal injuries. In addition, in some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells, and regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, in October 2014, the Texas Railroad Commission, or TRC, adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. TRC has used this authority to deny permits for waste disposal wells. The TRC has created Seismic Response Areas (“SRAs”) with action plans to address seismic activity, including the Gardendale SRA in September 2021, the North Culberson-Reeves SRA in October 2021 and the Stanton SRA in January 2022. The potential adoption of federal, state and local legislation and regulations intended to address induced seismic activity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays.
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

On the federal level, in 2016, the U.S. Bureau of Land Management, or BLM, under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity, and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. While the 2016 rule has been rescinded, new or more stringent regulations may be promulgated by the Biden Administration. In January 2021, President Biden announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of Federal oil and gas permitting and leasing practices. In August 2022, a federal district judge in Louisiana permanently enjoined the moratorium in the 13 states that filed a lawsuit against the action.
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
On April 17, 2012, for example, the EPA issued final rules to subject oil and gas operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. Further, in May 2016, the EPA issued final NSPS governing methane emissions from the oil and gas industry as well as source determination standards for determining when oil and gas sources should be aggregated for CAA permitting and compliance purposes. However, in August 2020 the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. In June 2021, President Biden signed into law a joint resolution of Congress repealing the 2020 Rule and reinstated the 2016 Rule. In November 2021, the EPA proposed new NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry, and, in December 2022 the EPS issued a supplemental proposal to expand the standards and further reduce methane and other pollutants.
BLM finalized its own rules in November 2016 that limit methane emissions from new and existing oil and gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. BLM subsequently announced a revised rule which would scale back the waste-prevention requirements of the 2016 rule, but this revised rule was vacated by a California federal district court in 2020, a decision which BLM has appealed to the Ninth Circuit Court of Appeals. However, separately, the federal district court of Wyoming vacated the original 2016 rule in October 2020, a decision which BLM has appealed to the Tenth Circuit Court of Appeals. In November 2022, the BLM proposed a new iteration of the regulations. The public comment period on the proposed rule ended on January 30, 2023. These rules have required changes to our operations, including the installation of new equipment to control emissions. These rules may result in an increase to our operating costs and change to our operations. As a result of this continued regulatory focus, future federal and state regulations of the oil and gas industry remain a possibility and could result in increased compliance costs on our operations.

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
Greenhouse Gas Emissions. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources.
Both in the U.S. and worldwide, there is increasing attention being paid to the issue of climate change and the contributing effect of GHG emissions. Most recently in April 2016, the U.S. signed the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In 2020, the Trump Administration withdrew the U.S. from the Paris Agreement, but under the direction of President Biden, the U.S. rejoined the Paris Agreement in February 2021. Under the Paris Agreement, the Biden Administration has committed the U.S. to reducing its GHG emissions by 50% to 52% from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy.
Domestically, in August 2022, President Biden signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels.
In August 2015, the EPA issued new regulations limiting carbon dioxide emissions from existing power generation facilities. Under this rule, nationwide carbon dioxide emissions would be reduced by approximately 30% from 2005 levels by 2030 with a flexible interim goal. Several industry groups and states challenged the rule. On February 9, 2016, the U.S. Supreme Court stayed the implementation of this rule pending judicial review. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule, or ACE, that designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule, but did not reinstate the former Clean Power Plan, or CPP, regulation. In June 2022, the Supreme Court struck down the CPP, holding that Congress did not grant EPA the authority to devise emissions caps based on the generation-shifting approach the EPA took in the CPP.
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
President Biden and the Democrat Party have identified climate change as a priority, and it is likely that new executive orders, regulatory action, and/or legislation targeting GHG emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee, and President Biden recently announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero GHG emissions by or before mid-century is a critical priority, affirms President Biden’s desire to establish the U.S. as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision making, and eliminates fossil fuel subsidies, among other measures.
Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.
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
National Environmental Policy Act. Oil and gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the U.S. Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment of the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process has the potential to delay or even halt development of some of our oil and gas projects. For example, on January 27, 2022, the U.S. District Court for the District of Columbia found that the Bureau of Ocean Management’s failure to calculate the potential emissions from foreign oil consumption violated the agency’s approval of oil and gas leases in the Gulf of Mexico under the NEPA. This decision may disrupt or delay drilling operations if the agency is forced to reassess the environmental impacts of the Gulf of Mexico drilling program.
Natural Gas Pipeline Safety Act. On November 15, 2021, the Pipeline and Hazardous Materials Safety Administration promulgated a rule expanding the scope of the Federal Pipeline Safety Regulations to include all onshore gas gathering pipelines. For the first time, gas lines transporting natural gas from production facilities to interstate gas transmission lines will be subject to federal pipeline regulations and operators will be required to report safety information for all gas gathering lines. The rules became effective in May 2022. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Human Capital
At Ranger Oil, our employees are integral to the Company’s success. Ranger Oil’s key human capital management objectives are to attract, retain and develop talent to deliver on our strategy. As of December 31, 2022, we had a total of 136 employees, including 75 office-based employees and 61 field employees. All of these employees were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We focus on the following areas in supporting our human capital:
Diversity and Inclusion. We recognize that a diverse workforce provides the best opportunity to obtain unique perspectives, experiences and ideas to help our business succeed, and we are committed to providing a diverse and inclusive workplace to attract and retain talented employees. We seek to promote a work culture that treats all employees fairly and with respect, promotes inclusivity, and provides equal opportunities for the professional growth and advancement based on merit. Our Code of Business Conduct and Ethics prohibits discrimination on the basis of race, color, religion, national origin, sex, age (as defined by the law) or disability.
Health and Safety. Safety is a top priority at Ranger Oil. We promote safety with a robust health and safety program, which includes employee orientation and training, regular safety meetings, contractor management, risk assessments, hazard identification and mitigation, incident reporting and investigation, and corrective and preventative action development. Additionally, we have a Health, Safety and Environment Manual which includes specific field safety procedures, including responsibility to stop work on any activity deemed unsafe without the threat or fear of job reprisal. We subscribe to Safety Skills to convey relevant, applicable and timely safety training to our field operations staff.
Training and Development. We invest in developing our employees to help us realize opportunities for growth and contribute to advancing progress on our strategic priorities. Our ongoing efforts and initiatives are aimed at attracting, engaging, and developing employees in a thoughtful and meaningful way to support a diverse and inclusive culture. We encourage our employees to advance their knowledge and skills and to network with other professionals in order to pursue career advancement and enhance their skills.
Compensation and Benefits. We seek to provide fair, competitive compensation and comprehensive benefits to our employees that are designed to attract, retain and motivate employees. To align our short- and long-term objectives, our compensation programs consist of base pay, short-term incentives and long-term incentives, including restricted stock unit grants. Our wide array of benefits includes medical, dental, and vision insurance plans for employees and their families, life insurance and long-term disability plans, paid time off for holidays, vacation, sick leave, and other personal leave, and health and dependent care savings accounts. We also provide our employees with a 401(k) plan that includes a competitive company match, and employees have access to several other programs, such as a matching charitable gift program that matches employee donations to non-profit groups they support.
Philanthropy and Community Engagement. We also employ a local focus for our charitable giving campaigns, supporting non-profits and other organizations serving communities in and around Houston and our operating areas in Texas in addition to the company matching charitable gift program discussed above. The Company and its employees donate their time and resources to a wide range of charities, organizations, and activities. Additionally, we regularly partner with counties in which we operate to repair roads, often donating the necessary materials, as well as use local vendors to support our operations wherever possible.
Available Information
Our internet address is http://www.rangeroil.com. We make available free of charge, on or through our website, our Corporate Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation and Benefits Committee Charter, Nominating, Environmental, Social and Governance Committee Charter and Reserves Committee Charter, and we will provide copies of such documents upon request. We also make available free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Current and important information about the company is accessible through our website. The information contained on, or connected to, our website is not incorporated by reference in this Form 10-K and should not be considered part of this or any other report that we furnish or file with the SEC. We intend for our website to serve as a means of public dissemination of information for purposes of Regulation FD.

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
Risks in this section are grouped by the following categories: (i) Risks Related to the Baytex Merger; (ii) Risks Associated with our General Business; (iii) Financial and Related Risks; (iv) Legal and Regulatory Risks; (v) Tax-Related Risks; (vi) Technology-Related Risks; and (vii) Risks Related to the Ownership of Our Class A Common Stock. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.
Risks Related to the Baytex Merger
Because the exchange ratio is fixed and because the market price of Baytex common shares may fluctuate, our stockholders cannot be certain of the precise value of any merger consideration they may receive in the Baytex Merger.
At the time the Baytex Merger is completed, each issued and outstanding eligible share of our Class A Common Stock will be converted into the right to receive the merger consideration of 7.49 Baytex common shares plus $13.31 in cash. The exchange ratio for the merger consideration is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Baytex common shares or our Class A Common Stock prior to the completion of the Baytex Merger. If the Baytex Merger is completed, there will be a time lapse between the date of signing the Baytex Merger Agreement and the date on which our stockholders who are entitled to receive the merger consideration actually receive the merger consideration. The market value of the Baytex common shares may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in Baytex’s businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and, in many cases, may be beyond the control of Baytex and us. The actual value of any merger consideration received by our stockholders upon the completion of the Baytex Merger will depend on the market value of the Baytex common shares at that time. This market value may differ, possibly materially, from the market value of Baytex common shares at the time the Baytex Merger Agreement was entered into or at any other time. Our stockholders should obtain current quotations for Baytex common shares and for shares of our Class A Common Stock.
The Baytex Merger may not be completed and the Baytex Merger Agreement may be terminated in accordance with its terms.
The Baytex Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Baytex Merger, including (i) the receipt of the required approvals from the Company’s stockholders and Baytex’s shareholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (iii) the absence of any governmental order or law that prohibits or makes illegal the consummation of the Baytex Merger, (iv) Baytex common shares issuable in connection with the Baytex Merger having been authorized for listing on the New York Stock Exchange, subject to official notice of issuance and (v) Baytex’s registration statement on Form F-4 having been declared effective by the SEC under the Securities Act. The obligation of each party to consummate the Baytex Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Baytex Merger Agreement.
Moreover, if the Baytex Merger is not completed by October 15, 2023, either Baytex or the Company may choose not to proceed with the Baytex Merger, and the parties can mutually decide to terminate the Baytex Merger Agreement at any time, before or after stockholder approval. In addition, Baytex and the Company may elect to terminate the Baytex Merger Agreement in certain other circumstances as further detailed in the Baytex Merger Agreement.

Current stockholders of the Company will have a reduced ownership and voting interest in Baytex after the Baytex Merger compared to their current ownership in the Company on a standalone basis and will exercise less influence over management.
Currently, our stockholders have the right to vote in the election of the Company’s board of directors and on other matters requiring stockholder approval under Virginia law and the Company’s articles of incorporation and bylaws. As a result of the Baytex Merger, our current stockholders will own a smaller percentage of Baytex than they currently own of the Company, and as a result will have less influence on the management and policies of Baytex after the Baytex Merger than they now have on the management and policies of the Company.
The Baytex Merger Agreement contains provisions that limit our ability to pursue alternatives to the Baytex Merger, could discourage a potential competing acquiror of us from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Baytex a termination fee of $60 million.
The Baytex Merger Agreement contains a general prohibition on us and Baytex from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our boards of directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. Further, even if our Board withholds, withdraws, qualifies or modifies its recommendation with respect to the Baytex Merger Agreement proposal, unless the Baytex Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the Baytex Merger Agreement proposal to a vote at our special meeting. In addition, each party generally has an opportunity to offer to modify the terms of Merger in response to any third-party alternative transaction proposal before a party’s board of directors may withhold, withdraw, qualify or modify its recommendation with respect to the Baytex Merger Agreement proposal or the share issuance proposal, as applicable. In some circumstances, upon termination of the Baytex Merger Agreement, we will be required to pay a termination fee of $60 million to Baytex.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction with us either from considering or proposing such a transaction, even if a third-party acquiror were prepared to pay consideration with a higher per share price than the per share price proposed to be received in the merger or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $60 million termination fee that may become payable in certain circumstances.
Failure to complete the Baytex Merger could negatively impact the price of shares of our Class A Common Stock, as well as our future businesses and financial results.
The Baytex Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Baytex Merger. There can be no assurance that all of the conditions to the completion of the Baytex Merger will be so satisfied or waived. If these conditions are not satisfied or waived, we will be unable to complete the Baytex Merger.
If the Baytex Merger is not completed for any reason, including the failure to receive the required approval of our stockholders and Baytex’s shareholders, our businesses and financial results may be adversely affected, including as follows:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our Class A Common Stock;
•the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;
•we will still be required to pay certain significant costs relating to the Baytex Merger, such as legal, accounting, financial advisor and printing fees;
•we may experience negative reactions from employees; and
•we will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and our ongoing business and financial results may be adversely affected.
In addition to the above risks, if the Baytex Merger Agreement is terminated and our board seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Baytex Merger. If the Baytex Merger Agreement is terminated under specified circumstances, we may be required to pay Baytex a termination fee or reimburse Baytex for certain of its expenses.

We will be subject to business uncertainties while the Baytex Merger is pending, which could adversely us.
Uncertainty about the effect of the Baytex Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Baytex Merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention at the Company may be particularly challenging during the pendency of the Baytex Merger, as employees may experience uncertainty about their roles with Baytex following the Baytex Merger. In addition, the Baytex Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Baytex, and generally requires us to continue our operations in the ordinary course, until completion of the Baytex Merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Baytex Merger.
The Baytex common shares to be received by our stockholders upon completion of the Baytex Merger will have different rights from shares of our Class A Common Stock.
Upon completion of the Baytex Merger, our stockholders will no longer be stockholders of the Company. Instead, former stockholders of the Company will become Baytex shareholders, accordingly their rights will be subject to and governed by the terms of the Baytex articles of incorporation and the Baytex bylaws. The laws of the province of Alberta and terms of the Baytex articles of incorporation and the Baytex bylaws are in some respects different than the laws of the state of Virginia and the terms of our articles of incorporation and our bylaws, which currently govern the rights of our stockholders.
Completion of the Baytex Merger may trigger change in control or other provisions in certain agreements to which we are a party.
The completion of the Baytex Merger may trigger change in control or other provisions in certain agreements to which we are a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We will incur significant transaction and merger-related costs in connection with the Baytex Merger, which may be in excess of those anticipated by us.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Baytex Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Baytex Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees. Certain of these costs will be borne by us even if the Baytex Merger is not completed.
We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Baytex Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Baytex Merger, then that injunction may delay or prevent the Baytex Merger from being completed, which may adversely affect our business, financial position and results of operation. Currently, we are unaware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Baytex Merger.

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
•further actions by the members of the Organization of Petroleum Exporting Countries and other allied oil exporting nations (“OPEC+”) with respect to production levels and oil price controls;
•overall domestic and foreign economic conditions, including inflationary pressures, changes in interest rates or any general economic slowdowns or recessions;
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
•political and economic events that directly or indirectly impact the relative strength or weakness of the U.S. dollar, on which crude oil prices are benchmarked globally, against foreign currencies;
•changes in trade relations and policies, including the imposition of tariffs by the U.S. or China or sanctions or other trade consequences related to the Russia-Ukraine war;
•risks related to the concentration of our operations in the Eagle Ford Shale in South Texas;
•speculation by investors in oil and gas;
•the availability, cost, proximity and capacity of gathering, processing, refining and transportation facilities;
•the cost and availability of products and personnel needed for us to produce oil and gas;
•weather conditions;
•the impact and uncertainty of world health events, including the COVID-19 pandemic; and
•domestic and foreign governmental relations, regulation and taxation, including limits on the U.S.’ ability to export crude oil.
For example, commodity prices continued to be volatile during 2022, as COVID-19 pandemic-related restrictions continued to loosen and global economic activity grew, OPEC+ production levels shifted and the Russia-Ukraine war and related sanctions started in the first quarter.
The NYMEX oil prices in 2022 ranged from a high of $123.70 to a low of $71.02 per bbl, while the spot market prices for natural gas in 2022 ranged from a high of $9.85 to a low of $3.45 per MMBtu. Oil prices continue to be influenced by the factors discussed above.
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
Our future financial condition and results of operations depend on the success of our exploration and production activities. Oil and gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and gas production. The costs of drilling, completing and operating wells are often substantial and uncertain, and have increased substantially in 2022 due to inflationary pressures. Furthermore, drilling and completion operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including:
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
•environmental hazards such as natural gas leaks, oil or produced water spills and discharges of toxic gases; and
•natural disasters and other adverse weather conditions (including events that may be caused or exacerbated by climate change), such as named winter storms in 2021 and 2022 that caused us to temporarily shut-in production;
•terrorism, vandalism and physical, electronic and cybersecurity breaches.
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
We are subject to drilling, completion and operating risks, including our ability to efficiently execute large-scale project development, as we could experience delays, curtailments and other adverse impacts associated with a high concentration of activity and tighter drilling spacing. A higher concentration of activity and tighter drilling spacing may increase the frequency of operational shut-ins and unintentional communication with other adjacent wells and reduce the total recoverable reserves from the reservoir. If these risks materialize, they could negatively impact our results of operations relative to guidance or market expectations, which may result in a decline in the market price of our Class A Common Stock.
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
Moreover, the oil and gas industry is cyclical, which can result in shortages of drilling rigs, frac crews, equipment, raw materials (particularly sand and other proppants), supplies and personnel, including geologists, geophysicists, engineers and other professionals. When shortages occur, the costs and delivery times of drilling rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig and frac crews also rise with increases in demand. The prevailing prices of crude oil, NGLs and natural gas also affect the cost of and the demand for drilling rigs, frac crews, materials (including sand) and other equipment and related services. As a result of inflationary pressures and other factors, our costs for these items substantially increased in 2022. Furthermore, the availability of drilling rigs, frac crews, materials (including sand) and equipment can vary significantly from region to region at any particular time. Although land drilling rigs and frac crews can be moved from one region to another in response to changes in levels of demand, an undersupply in any region may result in drilling and/or completion delays and higher well costs in that region.
We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, we rely on independent third-party service providers to provide most of the services necessary to drill new wells. If we are unable to secure a sufficient number of drilling rigs and frac crews at reasonable costs, our financial condition and results of operations could suffer, and we may not be able to drill all of our acreage before our leases expire. Shortages of drilling rigs, frac crews, equipment, raw materials (particularly sand and other proppants), supplies, personnel, trucking services, tubulars, fracking and completion services and production equipment could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations. As a result of the COVID-19 pandemic and associated industry downturn, many experienced service providers have left the industry and remaining personnel are more limited and in some cases, less experienced, which could impact success of our operations and have a safety impact.
The COVID-19 pandemic and the Russia-Ukraine war have also significantly disrupted global supply chains including with respect to certain materials necessary to our operations, particularly tubulars and steel. If we are unable to timely source such materials in the future or if the prices of such materials increase, we may have to curtail or delay our operations and our results of operations and cash flows may be adversely impacted. Further, limited availability of materials may limit our ability to optimize our drilling and completions designs which could negatively impact our operations.

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
Our success depends to a large extent upon the efforts and abilities of our management team and having experienced individuals serving on our Board who are also knowledgeable about our operations and our industry. The success of our business also depends on other key personnel. The ability to attract and retain these key personnel may be difficult in light of the volatility of our business. We may need to enter into retention or other arrangements that could be costly to maintain. These factors could cause us to incur greater costs or prevent us from pursuing our development and exploitation strategy as quickly as we would otherwise wish to do. If executives, directors or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them adequately or in a timely manner and we could experience significant declines in productivity.
The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our business, financial position, results of operations and/or cash flows will depend on future developments, which are uncertain and cannot be predicted.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial and commodity markets, and may continue to do so in the future. During the initial phase of the pandemic, there were significant reductions in demand for and prices of oil, NGLs and natural gas, which at times adversely impacted, and may in the future adversely impact, our business, financial position, results of operations and cash flows. The COVID-19 pandemic has also had, and may in the future have, an adverse impact on the availability of personnel, equipment and services critical to our ability to operate our properties. The degree to which the COVID-19 pandemic continues to adversely impact our results will depend on future developments, which cannot be predicted with precision.
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
We are subject to risk from loss resulting from our customers’ nonperformance or nonpayment. We depend on a limited number of customers for a significant portion of our revenues. The concentration of credit risk may be affected by changes in economic or other conditions within our industry and may accordingly affect our overall credit risk. In 2022, approximately 43% of our total product revenues resulted from two of our customers. Any nonpayment or nonperformance by our customers would reduce our cash flows.

We participate in oil and gas leases with third parties, and these third parties may not be able to fulfill their commitments to our projects.
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
At December 31, 2022 and December 31, 2021, approximately 58% and 62%, respectively, of our estimated proved reserves were proved undeveloped. Estimation of proved undeveloped reserves is based on volumetric calculations and adjacent reserve performance data. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve data assumes that we can and will make these significant expenditures to develop our reserves and conduct these drilling operations successfully. These assumptions, however, may not prove correct, and our estimated costs may not be accurate, development may not occur as scheduled and actual results may not occur as estimated.
The reserve estimation standards under SEC rules provide that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These standards may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not develop those reserves within the required five-year time frame or cannot demonstrate that we could do so. Accordingly, our reserve report at December 31, 2022, includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $2.8 billion. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. During the year ended December 31, 2022, we wrote-off 34.3 MMboe of proved undeveloped reserves because they are no longer expected to be developed within five years of their initial recording. Any such write-offs of our reserves could reduce our ability to borrow money and could reduce the value of our securities.

You should not assume that the present value of estimated future net cash flows (standardized measure) referred to herein is the current fair value of our estimated oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. As a result, net present value estimates using actual prices and costs may be significantly less than the SEC estimate that is provided herein. Actual future net cash flows may also be affected by the amount and timing of actual production, availability of financing for capital expenditures necessary to develop our undeveloped reserves, supply and demand for oil and gas, increases or decreases in consumption of oil and gas and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general. With all other factors held constant, if commodity prices used in the reserve report were to decrease by 10%, our standardized measure and PV-10 would have decreased to approximately $4.1 billion and $4.7 billion, respectively. Any adjustments to the estimates of proved reserves or decreases in the price of our commodities may decrease the value of our securities.
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
The oil and gas industry is capital intensive. We incur and expect to continue to incur substantial capital expenditures for the acquisition, exploration and development of oil and gas reserves. We incurred approximately $533.8 million in acquisition, exploration and development costs, including capitalized interest and capitalized labor during the year ended December 31, 2022. We intend to finance our future capital expenditures, other than significant acquisitions, through cash flow from operations and, if necessary, through borrowings under our credit agreement (as defined below). However, our cash flow from operations and access to capital are subject to a number of variables, including: (i) the volume of oil and gas we are able to produce from existing wells, (ii) our ability to transport our oil and gas to market, (iii) the prices at which our commodities are sold, (iv) the costs of producing oil and gas, (v) global credit and securities markets, (vi) the ability and willingness of lenders and investors to provide capital and the cost of the capital, (vii) our ability to acquire, locate and produce new reserves, (viii) the impact of potential changes in our credit ratings and (ix) our proved reserves. Additionally, a negative shift in investor sentiment towards the oil and gas industry could adversely affect our ability to raise equity and debt capital.

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
Additionally, significant acquisitions can change the nature of our operations and business if acquired properties have substantially different operating and geological characteristics or are in different geographic locations than our existing properties. To the extent that acquired properties are substantially different than our existing properties, our ability to efficiently realize the expected economic benefits of such transactions may be limited.
Integrating acquired businesses and properties is costly and involves a number of special risks. These risks include the possibility that management may be distracted from regular business concerns by the need to integrate operations and systems and that unforeseen difficulties can arise in integrating operations and systems and in retaining and assimilating employees. Any of these or other similar risks could lead to potential adverse short-term or long-term effects on our operating results and may cause us to not be able to realize any or all of the anticipated benefits of the acquisitions. Further, we may not realize expected synergies. If we are unable to realize expected synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. In addition, it is possible that the integration of an acquired business could result in the loss of key employees, customers, providers, vendors or business partners, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.
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
We operate in a highly competitive environment for acquiring properties, marketing oil and gas and securing trained personnel, and we may face difficulties in competing with larger companies. The costs of doing business in the exploration and production industry, including such costs as those required to explore new oil and gas plays, to acquire new acreage, and to develop attractive oil and gas projects, are significant. We face intense competition in all areas of our business from companies with greater and more productive assets, greater access to capital, substantially larger staffs and greater financial and operating resources than we have. Those companies may be able to pay more for productive oil and gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Also, there is substantial competition for capital available for investment in the oil and gas industry. Our limited size has placed us at a disadvantage with respect to funding our capital and operating costs, and means that we are more vulnerable to commodity price volatility and overall industry cycles (such as the volatility and general economic challenges attributable to COVID-19, the Russia-Ukraine war, and other factors), are less able to absorb the burden of changes in laws and regulations, and that poor results in any single exploration, development or production play can have a disproportionately negative impact on us. We also compete for people, including experienced geologists, geophysicists, engineers and other professionals. Our limited size has placed us at a disadvantage with respect to attracting and retaining management and other professionals with the technical abilities necessary to successfully operate our business.
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
Our oil, natural gas and NGLs are primarily sold in geographic markets in Texas which have a fixed amount of storage and processing capacity. As a result, if such markets become oversupplied with oil, natural gas and/or NGLs, it could have a material negative effect on the prices we receive for our products and therefore an adverse effect on our financial condition and results of operations. There is a risk that refining capacity in the U.S. Gulf Coast may be insufficient to refine all of the light sweet crude oil being produced in the U.S. If light sweet crude oil production remains at current levels or continues to increase, demand for our light crude oil production could result in widening price discounts to the world crude prices and potential shut-in of production due to a lack of sufficient markets despite the lift on prior restrictions on the exporting of oil and natural gas.

Financial and Related Risks
We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.
Our indebtedness and any increase in our level of indebtedness could have adverse effects on our financial condition, results of operations and cash flows, including (i) imposing additional cash requirements on us in order to support interest payments, which reduces the amount we have available to fund our operations and other business activities, (ii) increasing the risk that we may default on our debt obligations, (iii) increasing our vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in our business, (iv) increasing our exposure to a continued rise in interest rates, which will generate greater interest expense, (v) limiting our ability to engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes and (vi) limiting our flexibility in planning for or reacting to changes in our business and industry in which we operate. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are out of our control.
Additionally, we may incur substantially more debt in the future. Our Credit Facility and the Indenture contain restrictions that limit our ability to incur indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. If we were to incur additional indebtedness without retiring existing debt, the risks described above could be magnified.
The borrowing base under our Credit Facility may be reduced in the future if commodity prices decline.
As of December 31, 2022, the borrowing base under the Credit Facility was $950 million with aggregate elected commitments of $500 million. Our borrowing base is generally redetermined at least twice each year and is scheduled to next be redetermined in April 2023. During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Credit Facility. In the event of a decline in crude oil, NGL or natural gas prices or for other reasons deemed relevant by our lenders, the borrowing base under the Credit Facility may be reduced. Additionally, the lenders typically may, at their discretion, initiate a redetermination at any time during the six-month period between scheduled redeterminations. As a result, we may be unable to obtain funding under the Credit Facility. If funding is not available when or in the amounts needed, or is available only on unfavorable terms, it might adversely affect our development plan and our ability to make new acquisitions. Furthermore, a determination to lower the borrowing base in the future to a level less than our outstanding indebtedness thereunder would require us to repay any indebtedness in excess of the redetermined borrowing base. Any such repayment or reduced access to funds could have a material adverse effect on our production, financial condition, results of operations and cash flows.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd Frank Act, enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission, or CFTC, and the SEC, to promulgate rules and regulations implementing the Dodd-Frank Act. While some of these rules have been finalized, some have not been finalized or implemented, and it is not possible at this time to predict when this will be accomplished. In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents; however, this initial position limits rule was vacated by the U.S. District Court for the District of Columbia in September 2012. The CFTC has subsequently issued proposals for new rules that would place position limits on certain core futures contracts and equivalent swap contracts for or linked to certain physical commodities, subject to certain exceptions for bona fide hedging transactions, though these rules have not been finalized and the impact of those provisions on us is uncertain at this time.

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
Certain segments of the investor community have recently developed negative sentiments towards investing in our industry. The negative sentiment toward our sector versus other industry sectors has led to lower oil and gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on social and environment considerations. Such developments could result in a reduction of available capital funding for potential development projects or diminution of capital to fund our business which could impact our future financial results. Additionally, such developments have resulted and could continue to result in downward pressure on the stock prices of oil and gas companies, including ours.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social, and governance (“ESG”) matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.

Legal and Regulatory Risks
We are subject to complex laws and regulations that can adversely affect the cost, manner or feasibility of doing business.
Exploration, development, production and sale of oil and gas are subject to extensive federal, state and local laws and regulations, including complex environmental laws. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations, inability to obtain necessary regulatory approvals or a failure to comply with existing legal requirements may harm our business, results of operations, financial condition or cash flows. We may be required to make large expenditures to comply with environmental and other governmental regulations. Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, spacing of wells, unitization and pooling of properties, environmental protection and taxation. Our operations create the risk of environmental liabilities to the government or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. In the event of environmental violations or other environmental, health or safety impacts, we may be charged with remedial costs and land owners may file claims for alternative water supplies, property damage or bodily injury. Laws and regulations protecting the environment have become more stringent in recent years, and may, in some circumstances, result in liability for environmental damage regardless of negligence or fault. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Moreover, these risks are likely to be enhanced with the Biden Administration. For example, see Part I, Item 1, “Business – Government Regulation and Environmental Matters – Greenhouse Gas Emissions” for information about certain actions the Biden Administration has taken targeting GHG emissions. No assurance can be given that continued compliance with existing or future environmental laws and regulations will not result in a curtailment of production or processing activities or result in a material increase in the costs of production, development, exploration or processing operations. In addition, pollution and similar environmental risks generally are not fully insurable. These liabilities and costs could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Part I, Item 1, “Business – Government Regulation and Environmental Matters.”
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
In addition, we must dispose of the fluids produced from oil and natural gas production operations, including produced water. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from recent seismic events near underground disposal wells that are used for the disposal by injection of produced water resulting from oil and natural gas activities. In March 2016, the U.S. Geological Survey identified Texas and Colorado as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and natural gas extraction. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, in Texas, the RRC adopted new rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil and natural gas activities utilizing injection wells for produced water disposal.

Climate change legislation, laws and regulations restricting emissions of GHGs or prohibiting, restricting, or delaying oil and gas development on public lands, or legal or other action taken by public or private entities related to climate change could force us to incur increased capital and operating costs and could have a material adverse effect on our financial condition, results of operations and cash flows, as well as our reputation.
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
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing GHG emissions, including GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. In the future, the U.S. may also choose to adhere to international agreements targeting GHG reductions. The adoption of legislation or regulatory programs or other government action to reduce emissions of GHGs or restrict, delay or prohibit oil and gas development on public lands could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements, or prevent us from conducting operations in certain areas. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas we produce. These risks are likely to be enhanced with the Biden Administration. See Part I, Item 1, “Business – Government Regulation and Environmental Matters - Greenhouse Gas Emissions.” Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, results of operations and cash flows. Reduced demand for the oil and gas that we produce could also have the effect of lowering the value of our reserves.
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
Hydraulic fracturing involves the injection of water, sand or other propping agents and chemicals under pressure into rock formations to stimulate oil and gas production. We routinely use hydraulic fracturing to complete wells. The EPA released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. The results of the EPA’s study could spur action towards federal legislation and regulation of hydraulic fracturing or similar production operations. In past sessions, Congress has considered, but did not pass, legislation to amend the SDWA to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and gas companies in the hydraulic fracturing process. The EPA has issued SDWA permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. The EPA has also issued proposed and final regulations under the CAA establishing performance standards, including standards for the capture of volatile organic compounds and methane released during hydraulic fracturing; an advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and final rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, a number of states and local regulatory authorities and federal politicians are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans/moratoria on drilling that effectively prohibit further production of oil and gas through the use of hydraulic fracturing or similar operations. Texas has adopted regulations that require the disclosure of information regarding the substances used in the hydraulic fracturing process, and the RRC has also adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Moreover, the legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities, and the RRC has recently limited certain disposal well activity resulting from an increase in seismic events in certain areas of Texas. In light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, Texas regulators have asserted regulatory authority to limit injection activities in certain wells in an effort to reduce seismic activity. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil, natural gas and natural gas liquids activities utilizing injection wells for produced water disposal.
The adoption of new laws or regulations imposing reporting or operational obligations on, or otherwise limiting or prohibiting, the hydraulic fracturing process could make it more difficult to complete oil and gas wells in unconventional plays. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, hydraulic fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in cost, which could adversely affect our business and results of operations. These risks are likely to be enhanced with the Biden Administration.
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

Our commitments and disclosures related to environmental and social matters expose us to numerous risks.
We have made, and will continue to make, commitments and disclosures related to environmental and social matters. Statements related to sustainability, diversity and other environmental and social goals, objectives and priorities reflect our current plans and do not constitute a guarantee that they will be achieved or fulfilled. Our efforts to research, establish, accomplish and accurately report on these goals, objectives and priorities expose us to numerous operational, reputational, financial, legal and other risks. In particular, our ability to achieve any stated goal, objective or priority, is subject to numerous factors and conditions, some of which are outside of our control. Examples of such factors include: (i) our access to capital, technology and third party cooperation in order to accomplish our plans and targets; (ii) the viability of new techniques in our development; and (iii) evolving regulatory requirements affecting sustainability standards or disclosures. Standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, measuring and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future. Our business may also face increased scrutiny from investors and other stakeholders related to our environmental and social activities, including the goals, objectives and priorities that we announce, and our methodologies and timelines for pursuing them. If our sustainability, diversity and other practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our environmental and social goals, objectives and priorities, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation, as well as adversely affect our business or reputation.
New climate disclosure rules proposed by the SEC may increase our costs of compliance and adversely impact our business.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the proposed rule, but at this time cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. According to the SEC’s Fall 2022 regulatory agenda, the proposed climate disclosure rule is scheduled to be finalized in April 2023. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks, including increased legal, accounting and financial compliance costs, as well as making some activities more difficult, time-consuming and costly, and placing strain on our personnel, systems and resources. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.
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
Our ability to utilize U.S. net operating loss, or NOL, carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended, or the Code. As disclosed in Note 10 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” we have substantial NOL carryforwards. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of our stock by 5% shareholders and our offering of stock during any three-year period resulting in an aggregate change of more than 50% in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. As of December 31, 2022, we do not believe that an ownership change has occurred; however, to the extent an ownership change has occurred or were to occur in the future, it is possible that the limitations imposed on our ability to use pre-ownership change losses could cause a significant net increase in our U.S. federal income tax liability and could cause U.S. federal income taxes to be paid earlier than they otherwise would be paid if such limitations were not in effect. In addition, U.S. NOLs generated on or after January 1, 2018, can be limited to 80% of taxable income. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.
Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated. Additional state taxes on oil and gas extraction may be imposed, as a result of future legislation.
In recent years, lawmakers and the U.S. Treasury have proposed certain significant changes to U.S. tax laws applicable to oil and gas companies. These changes include, but are not limited to: (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or if enacted, when such changes could be effective. If such proposed changes are ever made, as well as any similar changes in in U.S. federal tax law or state law, it could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition, results of operations and cash flows.
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
Risks Related to the Ownership of Our Class A Common Stock
Juniper controls the Company, and their interests may conflict with the Company’s and its other shareholders’ interests in the future.
As of March 3, 2023, Juniper beneficially owned approximately 54% of our Common Stock. As a result, Juniper is able to control the election and removal of our directors and thereby control our policies and operations and its interests may not in all cases be aligned with other shareholders’ interests. In addition, Juniper may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to other shareholders. For example, Juniper could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. Additionally, Juniper and its designated directors are not obligated to present any business opportunities (other than those presented to such directors in their roles as directors of the Company) to us.

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
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements.
Juniper controls a majority of the voting power of our Common Stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and we are not required to comply with certain corporate governance requirements, including the requirement to have a majority of the board of directors be independent directors and the requirement to have compensation and nominating committees that are composed entirely of independent directors. While we have not elected to utilize these exemptions, in the future we could elect to do so. If we were to utilize any such exemptions, our shareholders would not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance rules for Nasdaq-listed companies.
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
Pursuant to the amended and restated limited partnership agreement of the Partnership (the “Partnership Agreement”), the Partnership will make generally pro rata cash distributions, or tax distributions, to its unitholders, including us, in an amount generally intended to allow the unitholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of the Partnership, based on certain assumptions and conventions, provided that the distribution will be sufficient to allow us to satisfy our actual tax liabilities. Because tax distributions will be made pro rata based on ownership and based on an assumed tax rate, the Partnership could be required to make tax distributions that, in the aggregate, exceed the amount of taxes that the Partnership would have paid if it were taxed on its net income at its effective tax rate.
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
Our Articles of Incorporation designate the U.S. Direct Court for the Eastern District of Virginia or the federal district courts for the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our Articles of Incorporation provide that, to the fullest extent required by law, the U.S. District Court for the Eastern District of Virginia, (or, if U.S. District Court for the Eastern District of Virginia lacks subject matter jurisdiction, another state or federal court located within the Commonwealth of Virginia) is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Virginia Stock Corporation Act or (iv) any action asserting a claim governed by the internal affairs doctrine. Furthermore, under our Articles of Incorporation, the federal district courts for the United States of America are the sole and exclusive forum for causes of action arising under the Securities Act.
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
As of March 3, 2023, Juniper beneficially owned 22,548,998 shares of our Class B Common Stock and 22,548,998 common units in our Up-C partnership subsidiary, which are redeemable or exchangeable for 22,548,998 shares of our Class A Common Stock at the election of the holder for no additional consideration or, at our option, for cash. Juniper may decide to reduce its investment in the Company at any time. Pursuant to the Investor and Registration Rights Agreement with Juniper, at their election, we are required to assist them in a secondary offering of the sale of their securities. Any such sales of Class A Common Stock by Juniper, or expectations thereof, could have the effect of depressing the market price for our Class A Common Stock.
We cannot assure you that we will pay dividends on our Class A Common Stock, and our indebtedness could limit our ability to pay future dividends on our Class A Common Stock.
We declared cash dividends on our Class A Common Stock in the third and fourth quarters of 2022. Any determination to pay dividends to holders of our Class A Common Stock in the future will be subject to applicable law and at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Our financing arrangements, including the Credit Facility, place certain direct and indirect restrictions on our ability to pay cash dividends. Therefore, there can be no assurance that we will pay any dividends to holders of our Class A Common Stock or as to the amount of any such dividends, and we may cease such payments at any time in the future. In addition, our historical results of operations, including cash flows, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, our oil and gas assets were located in South Texas.
Facilities
Our corporate headquarters is located in Houston, Texas. We also lease field office facilities near our oil and gas assets in South Texas.
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

Summary of Oil and Gas Reserves
Proved Reserves
The following tables summarize certain information regarding our estimated proved reserves as of December 31 for each of the years presented:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents	Standardized Measure	PV-10 [1]
	(MMbbl)	(MMbbl)	(Bcf)	(MMboe)	$ in millions	$ in millions
2022
Developed
Producing	68.0	18.3	102.1	103.4
Non-producing	1.9	0.8	4.5	3.4
	69.9	19.1	106.6	106.8
Undeveloped	99.3	25.3	138.5	147.7
	169.2	44.4	245.1	254.5	$4,848.3	$5,554.6
Price measurement used	$93.67/bbl	$35.42/bbl	$6.36/MMBtu
2021
Developed
Producing	59.9	16.4	94.0	92.0
Non-producing	0.1	—	—	0.1
	60.0	16.4	94.0	92.1
Undeveloped	103.1	23.6	131.2	148.6
	163.1	40.0	225.2	240.7	$3,057.2	$3,418.7
Price measurement used	$66.57/bbl	$22.99/bbl	$3.60/MMBtu
2020
Developed
Producing	36.4	8.0	37.6	50.6
Non-producing	—	—	—	—
	36.4	8.0	37.6	50.6
Undeveloped	62.1	7.6	36.1	75.8
	98.5	15.6	73.7	126.4	$650.3	$657.5
Price measurement used	$39.54/bbl	$7.51/bbl	$1.99/MMBtu
_____________________________________________
1 PV-10 represents a non-GAAP measure that is most directly comparable to the Standardized Measure as defined in GAAP. The Standardized Measure represents the discounted future net cash flows from our proved reserves after future income taxes discounted at 10% in accordance with SEC criteria. PV-10 represents the Standardized Measure without regard to income taxes of $706.3 million, $361.5 million and $7.2 million for 2022, 2021 and 2020, respectively. We believe that PV-10 is a meaningful supplemental disclosure to the Standardized Measure as the PV-10 concept is widely used within the industry and by the financial and investment community to evaluate the proved reserves on a comparable basis across companies without regard to the individual owner’s unique income tax position. We utilize PV-10 to evaluate the potential return on investment in our oil and gas properties as well as evaluating properties for potential purchases and sales.
A discussion and analysis of the changes in our total proved reserves and price measurements used is provided in “Supplemental Information on Oil and Gas Producing Activities (Unaudited)” included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Proved Undeveloped Reserves
The proved undeveloped reserves included in our reserve estimates relate to wells that are forecasted to be drilled within the next five years. The following table sets forth the changes in our proved undeveloped reserves during the year ended December 31, 2022:

	Crude Oil	NGLs	Natural Gas	Oil Equivalents
	(MMbbl)	(MMbbl)	(Bcf)	(MMboe)
Proved undeveloped reserves at beginning of year	103.1	23.6	131.2	148.6
Revisions of previous estimates	(33.6)	(6.9)	(39.8)	(47.1)
Extensions and discoveries	43.6	12.1	66.4	66.7
Purchase of reserves	2.0	0.4	1.8	2.7
Conversion to proved developed reserves	(15.8)	(3.9)	(21.1)	(23.2)
Proved undeveloped reserves at end of year	99.3	25.3	138.5	147.7
In 2022, our proved undeveloped reserves decreased less than 1% primarily due to the conversion to proved developed reserves from the 2022 drilling program and negative revisions which was offset by inventory optimization on existing acreage and acquisitions. The optimization on existing acreage resulted in an increase to extensions and discoveries of 66.7 MMboe and the acquisitions increased reserves by 2.7 MMboe that was slightly offset by 34.3 MMboe of negative revisions due primarily to certain wells that are now beyond our five-year drilling window schedule. In addition, our revision of previous estimates reflect: (i) unfavorable revisions of 3.7 MMboe attributable to performance and pricing, (ii) unfavorable revisions of 9.1 MMboe attributable to changes in lateral lengths and type curves, and (iii) 23.2 MMboe transferred out of undeveloped to proved developed due to the 2022 drilling program.
During 2022, we incurred capital expenditures of $398.3 million attributable to drilling and completing 51 gross (42.8 net) wells in connection with the conversion of proved undeveloped reserves to proved developed reserves. Our conversion rates for quantities of proved undeveloped reserves were 16%, 16% and 12% in 2022, 2021 and 2020, respectively. The conversion rate decline experienced in 2020 was adversely impacted by the temporary suspension of our drilling and completion program from April through September of 2020 in response to the economic downturn associated with the global COVID-19 pandemic.
Preparation of Reserves Estimates and Internal Controls
The proved reserve estimates were prepared by DeGolyer and MacNaughton, Inc., our independent third party petroleum engineers. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see “Supplemental Information on Oil and Gas Producing Activities (Unaudited)” in our notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” and the report of DeGolyer and MacNaughton, Inc., dated February 2, 2023, which is included as an Exhibit to this Annual Report on Form 10-K.
Our policies and practices regarding the recording of reserves are structured to objectively and accurately estimate our oil and gas reserve quantities and present values in compliance with the SEC’s regulations and GAAP. Our Senior Vice President, Chief Operating Officer is primarily responsible for overseeing the preparation of the reserve estimate by DeGolyer and MacNaughton, Inc. Our Senior Vice President, Chief Operating Officer has over 26 years of industry experience in the estimation and evaluation of reserve information, holds a B.S. degree in Petroleum Engineering from the Colorado School of Mines and is registered by the States of Colorado and Wyoming as a Petroleum Engineer. Our internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation. In addition to conducting these internal reviews and external reserves audits, we also have a Reserves Committee that consists of four members of our Board of Directors. This committee provides additional oversight of our reserves estimation and certification process.
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
The following table sets forth the average sales prices per unit of volume and our average production costs, not including ad valorem and production/severance taxes, per unit of sales volume for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Sales volume:
Crude oil (Mbbl)	10,668	7,711	6,829
NGLs (Mbbl)	2,205	1,326	1,165
Natural gas (MMcf)	12,100	6,712	5,360
Total (Mboe)	14,890	10,155	8,887
Average prices:
Crude oil ($/bbl)	$94.04	$67.09	$36.86
NGLs ($/bbl)	$30.59	$25.23	$7.68
Natural gas ($/Mcf)	$5.86	$3.89	$1.88
Aggregate ($/boe)	$76.67	$56.80	$30.47
Average production and lifting cost ($/boe):
Lease operating	$5.76	$4.47	$4.22
Gathering processing and transportation	2.46	2.33	2.48
	$8.22	$6.80	$6.70
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

	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	59	49.9	46	40.4	23	20.6
Dry hole	—	—	—	—	—	—
Total	59	49.9	46	40.4	23	20.6

Wells in progress at end of year [1]	15	13.6	12	10.4	7	6.3
_____________________________________________
1 Includes 6 gross (5.4 net) wells completing, 4 gross (3.9 net) wells waiting on completion and 5 gross (4.3 net) wells being drilled as of December 31, 2022.

Present Activities
As of March 3, 2023, 5 gross (4.3 net) wells were completing and 11 gross (10.0 net) wells were in progress.
Delivery Commitments
We generally sell our crude oil, NGL and natural gas products using short-term floating price physical and spot market contracts. We have commitments to provide minimum deliveries of crude oil of 8,000 gross barrels of oil per day through February 2031 under a gathering agreement and through February 2026 under a transportation agreement with Ironwood Shiner Pipeline, LLC, and through April 2026 under a marketing agreement with Ironwood Shiner Marketing, LLC. Our production and reserves are currently sufficient to fulfill the current 8,000 barrels of oil per day delivery commitment under these agreements. See Note 14 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information related to these commitments.
Productive Wells
The following table sets forth our productive wells in which we had a working interest as of December 31, 2022:

	Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Total productive wells	910	795.8	66	61.4	976	857.2
Of the total wells presented in the table above, we are the operator of 942 gross (877 oil and 65 natural gas) and 848.8 net (787.8 oil and 61.0 natural gas) wells. In addition to the above working interest wells, we own overriding royalty interests in 35 gross wells.
Acreage
The following table sets forth our developed and undeveloped acreage as of December 31, 2022 (in thousands):

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Total acreage	124.5	106.9	64.4	55.2	188.9	162.1
The primary terms of our leases generally range from three to five years, and we do not have any concessions. As of December 31, 2022, our net undeveloped acreage is scheduled to expire as shown in the table below, unless the primary lease terms are, where appropriate, extended, HBP or otherwise changed (in thousands):

	2023	2024	2025	Thereafter
Expirations by year	2.9	2.4	2.0	—
We anticipate paying options to extend a substantial portion of the acreage scheduled to expire in 2023. We do not believe that the remaining scheduled expirations of our undeveloped acreage will substantially affect our ability or plans to conduct our exploration and development activities.
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
From December 28, 2016 through October 18, 2021, our common stock was listed and traded on the Nasdaq under the symbol “PVAC.” In October 2021, we changed our name from Penn Virginia Corporation to Ranger Oil Corporation and our Class A Common Stock began trading under the symbol “ROCC” on October 18, 2021.
Equity Holders
As of March 3, 2023, there were 239 record holders of our Class A Common Stock and two record holders of our Class B Common Stock. There is no public market for our Class B Common Stock.
Dividends
In the third and fourth quarter of 2022, cash dividends of $0.075 per outstanding share were paid to the holders of our Class A Common Stock and a corresponding distribution was made to holders of Partnership Common Units. We funded all such dividends and corresponding distributions with available working capital and cash provided by operating activities. On March 3, 2023, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock, payable on March 30, 2023 to holders of record of Class A Common Stock as of the close of business on March 17, 2023. We intend to continue paying dividends on our Class A Common Stock; however, the declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants, applicable law and other factors our board of directors deems relevant. Further, there are restrictions on our ability to pay dividends set forth under the Credit Facility and the Indenture.
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
Issuer Purchases of Equity Securities
The following table summarizes our repurchase of equity securities during the fourth quarter of 2022:

Period	Total Number of Shares Repurchased	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Publicly Announced Plans or Programs [1]
October 1, 2022 - October 31, 2022	316,917	$37.54	316,917	$68,069,313
November 1, 2022 - November 30, 2022	74,733	$41.64	74,733	$64,957,122
December 1, 2022 - December 31, 2022	3,000	$38.48	3,000	$64,841,686
Total	394,650	$38.32	394,650	$64,841,686
_______________________
1    On April 13, 2022, our Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $100 million of its outstanding Class A Common Stock through March 31, 2023. On July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions, or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including among other things, our earnings, liquidity, capital requirements, financial condition, management’s assessment of the intrinsic value of the Class A Common Stock, the market price of the Company's Class A Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements and other factors deemed relevant and may be discontinued at any time. We do not intend to repurchase additional shares pending closing of the Baytex Merger.

Performance Graph
The following graph compares our cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 600 Oil & Gas Exploration and Production Index and the Standard & Poor’s SmallCap 600 Index for the period from December 31, 2017 through December 31, 2022. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ranger Oil Corporation, the S&P Smallcap 600 Index, and S&P 600 Oil & Gas Exploration & Production Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Ranger Oil Corporation
S&P Smallcap 600
S&P 600 Oil & Gas Exploration & Production Index

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

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
This section of the Form 10-K discusses the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. On October 5, 2021, the Company acquired Lonestar Resources US Inc., a Delaware corporation (“Lonestar”), as a result of which Lonestar and its subsidiaries became wholly-owned subsidiaries of the Company (the “Lonestar Acquisition”). Results for the periods prior to October 5, 2021 reflect the financial and operating results of Ranger Oil and do not include the financial and operating results of Lonestar. As such, our historical results of operations are not comparable from period to period. The results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 that are not included in this Form 10-K are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview and Executive Summary
We are an independent oil and gas company focused on the onshore development and production of crude oil, NGLs, and natural gas. Our current operations consist of drilling unconventional horizontal development wells and operating our producing wells in the Eagle Ford Shale in South Texas.
Key Developments
Proposed Merger with Baytex
On February 27, 2023, we entered into the Merger Agreement for the Baytex Merger. Subject to the terms and conditions of the Merger Agreement, each share of our Class A Common Stock issued and outstanding immediately prior to the effective time of the Baytex Merger (including shares of our Class A Common Stock to be issued in connection with the exchange of the Class B Common Stock and Common Units for Class A Common Stock), will be converted automatically into the right to receive: (i) 7.49 Baytex common shares and (ii) $13.31 in cash. The transaction was unanimously approved by the board of directors of each company and JSTX and Rocky Creek delivered a support agreement to vote their outstanding shares in favor of the Baytex Merger. The Baytex Merger is expected to close late in the second quarter of 2023, subject to the satisfaction of customary closing conditions, including the requisite shareholder and regulatory approvals.
Share Repurchase Program
On April 13, 2022, our Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $100 million of its outstanding Class A Common Stock through March 31, 2023. On July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023. We do not intend to repurchase additional shares pending closing of the Baytex Merger.
During the year ended December 31, 2022, we repurchased 2,150,486 shares of our Class A Common Stock at a total cost of $75.2 million at an average purchase price of $34.95. Subsequent to December 31, 2022 through March 3, 2023, we repurchased an additional 121,857 shares of our Class A Common Stock at an average price of $39.52 for a total cost of $4.8 million.
See Note 15 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.
Dividends
On July 7, 2022 and November 2, 2022, the Company’s Board of Directors declared cash dividends of $0.075 per share of Class A Common Stock. The dividends were paid on August 4, 2022 and November 28, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022 and November 16, 2022, respectively. Additionally, on March 3, 2023, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock payable on March 30, 2023 to holders of record of Class A Common Stock as of the close of business on March 17, 2023.

Recent Acquisitions
During 2022, we closed on several acquisitions of oil and gas producing properties in the Eagle Ford Shale, comprised of additional working interests in Ranger-operated wells and adjacent producing assets and undeveloped acreage for aggregate cash consideration totaling $137.5 million, including customary post-closing adjustments.
See Note 4 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information on our acquisitions.
Increased Borrowing Base of Credit Facility
During 2022, the aggregate elected commitment amounts under the Credit Facility increased from $400 million to $500 million and our borrowing base increased to $950 million.
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
There continues to be a high level of uncertainty around the volatility of energy supply and demand. OPEC+ has recently changed its strategy from one which has seen gradually increasing production throughout 2021 and most of 2022 to one of drastically cutting production. In October 2022, OPEC+ announced its intent to decrease output targets by 2 Mbbls per day in November 2022, after increasing output target by 100,000 bbls per day in September 2022 and following the raising of output by 648,000 bbls per day in July and August 2022. Additionally, certain OPEC+ members are pumping below their targeted volumes under the current agreement. At the February 2023 meeting, OPEC+ reaffirmed the output targets agreed to in October 2022 and noted that would remain the policy moving forward in 2023. These shifts in OPEC+ production levels as well as the Russia-Ukraine war and related sanctions, which began in the first quarter of 2022, and continuing impact of the COVID-19 global public health crisis continue to contribute to volatility in commodity prices. During 2022, NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil and NYMEX Henry Hub (“NYMEX HH”) natural gas prices ranged from highs of approximately $123 per bbl and over $9 per Mcf, respectively, to lows of approximately $71 per bbl and under $4 per Mcf, respectively, due to oil supply shortage concerns and factors discussed above. Higher commodity prices, along with the global supply chain issues and other factors, have increased inflation, which has led or may lead to increased costs of services and certain materials necessary for our operations. Governmental actions to combat inflation, including the Inflation Reduction Act passed into law in August 2022 as well as interest rate hikes by the Federal Reserve and increased recession fears also continue to create pricing and economic volatility in the markets. The ultimate effect of these measures on inflation and overall energy supply and demand is uncertain at this time.
Our crude oil production is sold at a premium or deduct differential to the prevailing NYMEX WTI price. The differential reflects adjustments for location, quality and transportation and gathering costs, as applicable. All of our crude oil volumes are sold under Magellan East Houston (“MEH”) pricing, which historically has been at a premium to NYMEX WTI.
Similar to crude prices, natural gas prices remain volatile as a result of the Russia-Ukraine war and other factors discussed above, with NYMEX HH closing as low as $3.45 per Mcf and as high as $9.85 per Mcf during 2022. Subsequently, natural gas prices declined even further during 2023 with NYMEX HH closing as low as $2.08 per Mcf. Natural gas prices vary by region and locality, depending upon the distance to markets, availability of pipeline capacity, and supply and demand relationships in that region or locality. Similar to crude oil, our natural gas sold has a premium or deduct differential to the prevailing NYMEX HH price primarily due to adjustments for location and energy content of the natural gas. Location differentials result from variances in natural gas transportation costs based on the proximity of the natural gas to its major consuming markets that correspond with the ultimate delivery point as well as individual interaction of supply and demand.
A summary of these pricing differentials is provided in the discussion of “Results of Operations – Realized Differentials” that follows.
In addition to the volatility of commodity prices, we are subject to inflationary and other factors that have resulted in higher costs for products, materials and services that we utilize in both our capital projects and with respect to our operating expenses. We continue to work with vendors and other service providers to secure competitive pricing and fixed pricing terms whenever favorable in an effort to resist inflationary pressures. However, supply chain constraints may continue and exacerbate inflationary demands in the future.

Capital Expenditures, Development Progress and Production
As of December 31, 2022, we operated three drilling rigs and during the year ended December 31, 2022, we incurred capital expenditures of approximately $524.6 million, of which $513.9 million was directed to drilling and completion projects. During the fourth quarter 2022, a total of 16 gross (14.6 net) wells were completed and turned to sales. As of March 3, 2023, we turned an additional 12 gross (11.1 net) wells to sales and 5 gross (4.3 net) wells were completing and 11 gross (10.0 net) wells were in progress.
As of March 3, 2023, we had approximately 187,700 gross (163,800 net) acres in the Eagle Ford Shale, net of expirations, of which approximately 95% is held by production.
Total sales volume for the fourth quarter 2022 was 4,069 Mboe, or 44,227 boe/d, with approximately 72%, or 2,916 Mbbls, of sales volume from crude oil, 15% from NGLs and 13% from natural gas.
Commodity Hedging Program
As of March 3, 2023, we have hedged a portion of our estimated future crude oil, NGL and natural gas production through the second quarter of 2024. The following table, inclusive of January and February 2023 production months, summarizes our net hedge position for the periods presented:

	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024

NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	2,500	2,400	2,807	2,657	462	462
Weighted Average Swap Price ($/bbl)	$54.40	$54.26	$54.92	$54.93	$58.75	$58.75
NYMEX WTI Crude Collars
Average Volume Per Day (bbl)	24,306	19,918	16,304	8,967
Weighted Average Purchased Put Price ($/bbl)	$68.74	$67.45	$72.50	$72.27
Weighted Average Sold Call Price ($/bbl)	$83.87	$78.70	$88.35	$87.57
MEH WTI CMA Crude Differential Swaps
Average Volume Per Day (bbl)	7,778	13,187
Weighted Average Swap Price ($/bbl)	$2.03	$2.03
NYMEX HH Swaps
Average Volume Per Day (MMBtu)	10,000	7,500
Weighted Average Swap Price ($/MMBtu)	$3.620	$3.690
NYMEX HH Collars
Average Volume Per Day (MMBtu)	14,617	11,538	11,413	11,413	11,538	11,538
Weighted Average Purchased Put Price ($/MMBtu)	$6.561	$2.500	$2.500	$2.500	$2.500	$2.328
Weighted Average Sold Call Price ($/MMBtu)	$12.334	$2.682	$2.682	$2.682	$3.650	$3.000
HSC Basis Swaps
Average Volume Per Day (MMBtu)	24,617	19,038	11,413	11,413
HSC Basis Average Fixed Price ($/MMBtu)	$(0.153)	$(0.153)	$(0.153)	$(0.153)
OPIS Mt. Belvieu Ethane Swaps
Average Volume per Day (gal)		98,901	34,239	34,239	34,615
Weighted Average Fixed Price ($/gal)		$0.2288	$0.2275	$0.2275	$0.2275

Results of Operations
The following table sets forth certain historical summary operating and financial statistics for the periods presented:

	Three Months Ended			Year Ended December 31,
	December 31, 2022	September 30, 2022	December 31, 2021	2022	2021
Total sales volume (Mboe) [1]	4,069	3,921	3,702	14,890	10,155
Average daily sales volume (boe/d) [1]	44,227	42,624	40,236	40,793	27,822
Crude oil sales volume (Mbbl) [1]	2,916	2,822	2,532	10,668	7,711
Crude oil sold as a percent of total [1]	72%	72%	68%	72%	76%
Product revenues	$268,455	$304,105	$224,594	$1,141,603	$576,824
Crude oil revenues	$240,397	$262,537	$191,079	$1,003,255	$517,301
Crude oil revenues as a percent of total	90%	86%	85%	88%	90%
Realized prices:
Crude oil ($/bbl)	$82.46	$93.03	$75.48	$94.04	$67.09
NGLs ($/bbl)	$21.75	$31.97	$29.91	$30.59	$25.23
Natural gas ($/Mcf)	$4.53	$7.41	$4.54	$5.86	$3.89
Aggregate ($/boe)	$65.98	$77.55	$60.67	$76.67	$56.80
Realized prices, including effects of derivatives, net [2]
Crude oil ($/bbl)	$76.43	$83.14	$64.50	$79.53	$56.15
NGLs ($/bbl)	$21.17	$30.67	$29.91	$29.70	$24.86
Natural gas ($/Mcf)	$2.76	$4.26	$2.99	$3.74	$3.01
Aggregate ($/boe)	$60.15	$67.76	$51.77	$64.42	$47.87
Production and lifting costs:
Lease operating ($/boe)	$6.06	$6.15	$4.38	$5.76	$4.47
Gathering, processing and transportation ($/boe)	$2.27	$2.50	$2.19	$2.46	$2.33
Production and ad valorem taxes ($/boe)	$3.63	$4.26	$3.05	$4.12	$3.06
General and administrative ($/boe) [3]	$2.64	$2.51	$9.57	$2.75	$6.55
Depreciation, depletion and amortization ($/boe)	$17.96	$16.88	$12.97	$16.42	$12.96
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
3    Includes combined amounts of $0.07, $0.48, and $7.57 per boe for the three months ended December 31, 2022, September 30, 2022, and December 31, 2021, respectively, and $0.49 and $3.92 per boe for the years ended December 31, 2022 and 2021, respectively, attributable to share-based compensation and certain special charges, comprised of organizational restructuring, including severance and acquisition, integration and strategic transaction costs, including costs attributable to the Lonestar Acquisition during those periods, the Juniper Transactions during the year ended 2021 as well as costs attributable to our 2022 acquisitions in the 2022 periods as described in the discussion of “Results of Operations – General and Administrative” that follows.

Sequential Quarterly Analysis
The following summarizes our key operating and financial highlights for the three months ended December 31, 2022 with comparison to the three months ended September 30, 2022. The year-over-year highlights for 2022 and 2021 are addressed in the discussions that follow below in Year over Year Analysis of Operating and Financial Results.
•Daily sales volume and total sales volume increased approximately 4% to 44,227 boe/d and 4,069 Mboe, respectively, for the three months ended December 31, 2022 compared to 42,624 boe/d and 3,921 Mboe for the three months ended September 30, 2022. The increase was primarily due to 14.6 net wells turned to sales during the fourth quarter of 2022.
•Product revenues decreased 12% to $268.5 million from $304.1 million as a result of 15% lower aggregate realized prices, partially offset by 4% higher total sales volumes. Crude oil revenues were 8% lower due primarily to 11% lower crude oil prices, or $30.8 million, partially offset by 3% higher volume, or $8.7 million. NGL revenues decreased 29% due to 32% lower prices, or $6.2 million, partially offset by 4% higher volume, or $0.8 million. Natural gas revenues decreased 35% due to 39% lower prices, or $9.4 million, partially offset by 6% higher volume, or $1.3 million.
•Lease operating expenses (“LOE”) increased slightly on an absolute basis to $24.7 million from $24.1 million primarily driven by $1.3 million of increased water disposal costs, partially offset by $0.8 million associated with less workover activity. LOE decreased on a per unit basis to $6.06 from $6.15 due to the effects of the 4% higher sales volume discussed above.
•Gathering, processing and transportation expenses (“GPT”) decreased on an absolute and per unit basis to $9.2 million and $2.27 per boe, respectively, from $9.8 million and $2.50 per boe, respectively, due to lower GPT costs from lower prices for crude oil and natural gas. For certain of our crude oil volumes gathered, our rate includes an adjustment based on NYMEX WTI prices. As crude oil prices increase, up to a cap of $90 per bbl, the gathering rate escalates. As such, with the lower prices during the three months ended December 31, 2022 compared to the three months ended September 30, 2022, we incurred lower gathering costs associated with these volumes which caused a corresponding decrease on a per unit basis.
•Production and ad valorem taxes decreased on an absolute basis to $14.8 million from $16.7 million and decreased on a per unit basis to $3.63 per boe from $4.26 per boe, respectively, due primarily to lower product revenues driven by lower aggregated realized prices, despite higher volumes.
•General and administrative expenses (“G&A”) increased on an absolute and per unit basis to $10.7 million and $2.64 per boe from $9.8 million and $2.51 per boe, respectively, due primarily to $1.2 million increase in compensation costs and $0.3 million increase in information technology costs, partially offset by $0.4 million in lower insurance costs and $0.2 million lower consulting and professional fees.
•Depreciation, depletion and amortization (“DD&A”) increased on an absolute and per unit basis to $73.1 million and $17.96 per boe during the fourth quarter 2022 from $66.2 million and $16.88 per boe due during the third quarter 2022 primarily due to increased future development costs associated with proved reserve additions that were at a higher relative cost per boe as compared to third quarter 2022.

Year over Year Analysis of Operating and Financial Results
Sales Volume
The following tables set forth a summary of our total and average daily sales volumes by product for the periods presented:

	Year Ended December 31,
Total Sales Volume [1]	2022	2021	Change	% Change
Crude oil (Mbbl)	10,668	7,711	2,957	38%
NGLs (Mbbl)	2,205	1,326	879	66%
Natural gas (MMcf)	12,100	6,712	5,388	80%
Total (Mboe)	14,890	10,155	4,735	47%

	Year Ended December 31,
Average Daily Sales Volume [1]	2022	2021	Change	% Change
Crude oil (bbl/d)	29,227	21,125	8,102	38%
NGLs (bbl/d)	6,041	3,632	2,409	66%
Natural gas (MMcf/d)	33	18	15	83%
Total (boe/d)	40,793	27,822	12,971	47%
_____________________________________________
1    All volumetric statistics represent volumes of commodity production that were actually sold during the periods presented. Volumes of crude oil physically produced in excess of volumes sold are placed in temporary storage to be sold in subsequent periods.
2022 vs. 2021. Total sales volume increased 47% during 2022 compared to 2021 primarily driven by the Lonestar Acquisition that closed in October 2021 as well as the other asset acquisitions that closed in 2022 and increased drilling activity.
During 2022, total crude oil sales volume was approximately 72% of total sales volume compared to approximately 76% during 2021. The decrease in crude oil composition of total sales volume during 2022 is due primarily to higher gas content of the wells acquired in the Lonestar Acquisition in 2021.
Product Revenues and Prices
The following tables set forth a summary of our revenues and prices per unit of volume by product for the periods presented:

	Year Ended December 31,
Total Product Revenues	2022	2021	Change	% Change
Crude oil	$1,003,255	$517,301	$485,954	94%
NGLs	67,453	33,443	34,010	102%
Natural gas	70,895	26,080	44,815	172%
Total	$1,141,603	$576,824	$564,779	98%

	Year Ended December 31,
Realized Prices ($ per unit of volume)	2022	2021	Change	% Change
Crude oil	$94.04	$67.09	$26.95	40%
NGLs	$30.59	$25.23	$5.36	21%
Natural gas	$5.86	$3.89	$1.97	51%
Total	$76.67	$56.80	$19.87	35%

The following table provides an analysis of the changes in our revenues for the periods presented:

	Year Ended December 31, 2022 vs. Year Ended December 31, 2021
	Revenue Variance Due to
	Volume	Price	Total
Crude oil	$198,394	$287,560	$485,954
NGLs	22,188	11,822	34,010
Natural gas	20,935	23,880	44,815
	$241,517	$323,262	$564,779
2022 vs. 2021. Our product revenues increased during 2022 compared to 2021 due primarily to significantly higher prices stemming from macroeconomic factors and volatility in the global commodity markets as a result of continued economic recovery, as well as supply concerns resulting from the Russia-Ukraine war. These factors resulted in an increase to the NYMEX WTI benchmark price of 38% for 2022 as compared to 2021. Also contributing to the higher product revenues was an increase in volumes across commodities as discussed above, with overall increase in Mboe of 47% for 2022. Total crude oil revenues were approximately 88% and 90% of our total product revenues during 2022 and 2021, respectively.
Realized Differentials
The following table reconciles our realized price differentials from average NYMEX-quoted prices for WTI crude oil and HH natural gas for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Average WTI prices ($/bbl)	$94.33	$68.11	$26.22	38%
Realized differential to WTI	(0.29)	(1.02)	0.73	72%
Realized crude oil prices ($/bbl)	$94.04	$67.09	$26.95	40%

Average HH prices ($/MMBtu)	$6.38	$3.82	$2.56	67%
Realized differential to HH	(0.52)	0.07	(0.59)	(843)%
Realized natural gas prices ($/Mcf)	$5.86	$3.89	$1.97	51%
Our differential to NYMEX WTI for 2022 improved by 72% compared to 2021 due to more favorable NYMEX Calendar Month Average contractual pricing and more favorable pricing negotiated with certain crude purchasers effective early in first quarter 2022. Our differential to NYMEX HH was negatively impacted for 2022 as compared to 2021 due to more unfavorable location basis differentials. See also the discussion of Commodity Price and Other Economic Conditions in the Overview above.

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
The following table presents the calculation of our non-GAAP realized prices for crude oil, NGLs and natural gas, as adjusted for the effect of derivatives, net and reconciles to realized prices for crude oil, NGLs and natural gas determined in accordance with GAAP:

	Year Ended December 31,
	2022	2021	Change	% Change
Realized crude oil prices ($/bbl)	$94.04	$67.09	$26.95	40%
Effects of derivatives, net ($/bbl)	(14.51)	(10.94)	(3.57)	(33)%
Crude oil realized prices, including effects of derivatives, net ($/bbl)	$79.53	$56.15	$23.38	42%

Realized NGL prices ($/bbl)	$30.59	$25.23	$5.36	21%
Effects of derivatives, net ($/bbl)	(0.89)	(0.37)	(0.52)	(141)%
NGL realized prices, including effects of derivatives, net ($/bbl)	$29.70	$24.86	$4.84	19%

Realized natural gas prices ($/Mcf)	$5.86	$3.89	$1.97	51%
Effects of derivatives, net ($/Mcf)	(2.12)	(0.88)	(1.24)	(141)%
Natural gas realized prices, including effects of derivatives, net ($/Mcf)	$3.74	$3.01	$0.73	24%
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
The following table sets forth the total Other operating income, net recognized for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Other operating income, net	$3,586	$2,667	$919	34%
2022 vs. 2021. Our marketing fee income increased in 2022 as compared to 2021 due primarily to higher commodity-based pricing, higher water disposal fees in 2022 due to higher sales volumes, gains on sales of field materials and fixed assets in 2022, partially offset by higher credit losses in 2022 and miscellaneous income recognized in 2021.

Lease Operating Expenses
LOE include costs that we incur to operate our producing wells and field operations. The most significant costs include compression for gas lift, chemicals, water disposal, repairs and maintenance, including down-hole repairs, field labor, equipment rentals, utilities and supplies, among others.
The following table sets forth our LOE for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Lease operating	$85,792	$45,402	$40,390	89%
Per unit ($/boe)	$5.76	$4.47	$1.29	29%
2022 vs. 2021. LOE increased on an absolute basis and per unit basis during 2022 when compared to 2021 due primarily to the Lonestar Acquisition and the other asset acquisitions that closed in 2022, increased workover activity and higher fuel, service and equipment costs driven by higher sales volume coupled with inflationary pressures throughout 2022.
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
The following table sets forth our GPT expense for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
GPT	$36,698	$23,647	$13,051	55%
Per unit ($/boe)	$2.46	$2.33	$0.13	6%
2022 vs. 2021. GPT expense increased on an absolute basis during 2022 as compared to 2021 due primarily to the Lonestar Acquisition and the other asset acquisitions that closed in 2022, which contributed to 80% higher natural gas sales volumes and 38% higher crude oil sales volumes for 2022. Additionally, for certain of our crude oil volumes gathered, our rate includes an adjustment based on NYMEX WTI prices. As crude oil prices increase, up to a cap of $90 per bbl, the gathering rate escalates. As such, with the higher prices during 2022 as compared to 2021, we incurred higher gathering costs associated with these volumes which caused a corresponding increase on a per unit basis. These unfavorable variances were partially offset by the effects of an increase in the mix of crude oil volume sold at the wellhead, including the majority of crude oil volumes from the acquired Lonestar wells, which reduces transportation costs and cost per unit.
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
The following table sets forth our production and ad valorem taxes for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Production/severance taxes	$52,737	$27,246	$25,491	94%
Ad valorem taxes	8,640	3,795	4,845	128%
Production/severance and ad valorem taxes	$61,377	$31,041	$30,336	98%
Per unit ($/boe)	$4.12	$3.06	$1.06	35%
Production/severance tax rate as a percent of product revenues	4.6%	4.7%	(0.1)%	(2)%
2022 vs. 2021. Production and ad valorem taxes increased on an absolute basis and per unit basis during 2022 when compared to 2021 due primarily to the impact of higher volumes from the Lonestar Acquisition and other asset acquisitions that closed in 2022. Additionally, production taxes increased on an absolute and per unit basis due to higher aggregate commodity sales prices during 2022. Our accruals for ad valorem taxes are based on our most recent estimates for assessments which increased from the lower property values in 2021.

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
The following table sets forth the components of G&A expenses for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Primary G&A expenses	$33,661	$26,753	$6,908	26%
Share-based compensation [1]	5,554	15,589	(10,035)	(64)%
Special charges:
Organizational restructuring, including severance [2]	(1,152)	367	(1,519)	(414)%
Acquisition/integration and strategic transaction costs	2,909	23,820	(20,911)	(88)%
Total G&A expenses	$40,972	$66,529	$(25,557)	(38)%
Per unit ($/boe)	$2.75	$6.55	$(3.80)	(58)%
Per unit ($/boe) excluding share-based compensation and other special charges identified above	$2.26	$2.63	$(0.37)	(14)%
_____________________________________________
1    Share-based compensation for the year ended December 31, 2021 included $10.4 million related to the Lonestar Acquisition. See Note 4 and Note 16 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for further details.
2    Organizational restructuring, including severance for the year ended December 31, 2022, resulted in a benefit for the period as it relates to an accrual acquired in connection with the Lonestar Acquisition.
2022 vs. 2021. Our primary G&A expenses increased on an absolute basis during 2022 compared to 2021. The increase for 2022 compared to 2021 is due primarily to increased headcount following the Lonestar Acquisition and the impact of bonuses and salary increases in 2022. Primary G&A expenses decreased on a per unit basis due to higher overall sales volumes in 2022.
Our total G&A expenses were lower on an absolute and per unit basis during 2022 compared to 2021 due to lower acquisition and integration related costs associated with the Juniper Transactions and the Lonestar Acquisition and lower share-based compensation costs as discussed below, partially offset by the aforementioned increased headcount and salaries.
Share-based compensation charges during the periods presented are attributable to the amortization of compensation cost, net of forfeitures, associated with the grants of time-vested restricted stock units (“RSUs”), and performance-based restricted stock units (“PRSUs”). The grants of RSUs and PRSUs are described in greater detail in Note 16 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”. As a result of the Juniper Transactions, substantially all of the RSUs granted before 2019 vested and an incremental charge of approximately $1.9 million was recorded during the first quarter 2021. Additionally, as a result of the Lonestar Acquisition, certain RSUs of Lonestar employees and directors vested at closing and $10.4 million was recorded as share-based compensation related to these vestings in the fourth quarter 2021 (see table above). All of our share-based compensation represents non-cash expenses.
Depreciation, Depletion and Amortization (DD&A)
DD&A expense includes charges for the allocation of property costs based on the volume of production, depreciation of fixed assets other than oil and gas assets as well as the accretion of our ARO liabilities.
The following table sets forth total and per unit costs for DD&A expense for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
DD&A expense	$244,455	$131,657	$112,798	86%
DD&A rate ($/boe)	$16.42	$12.96	$3.46	27%
2022 vs. 2021. DD&A expense increased on an absolute and a per unit basis during 2022 when compared to 2021. Higher production volume provided for an increase of $61.4 million while higher DD&A rates in 2022 provided for an increase of $51.5 million. The higher DD&A rate in 2022 was primarily due to the Lonestar Acquisition and other asset acquisitions that closed in 2022, which contributed to an increase in our total proved reserves at a higher relative cost per boe coupled with increased future development costs associated with proved reserve additions as compared to 2021.

Impairment of Oil and Gas Properties
We assess our oil and gas properties on a quarterly basis based on the results of a Ceiling Test in accordance with the full cost method of accounting for oil and gas properties.

	Year Ended December 31,
	2022	2021	Change	% Change
Impairments of oil and gas properties	$—	$1,811	$(1,811)	(100)%
2022 vs. 2021. We did not record an impairment of our oil and gas properties during 2022 compared to an impairment of $1.8 million recorded in the first quarter 2021. The impairment in 2021 was the result of the decline in the twelve-month average prices of crude oil, NGLs and natural gas as indicated by the respective quarterly Ceiling Test under the full cost method of accounting for oil and gas properties. See Note 7 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more discussion.
Interest Expense
Interest expense for 2022 includes charges for outstanding borrowings under the Credit Facility derived from internationally recognized interest rates with a premium based on our credit profile and the level of credit outstanding and the contractual rate associated with the 9.25% Senior Notes due 2026. Also included are the amortization of issuance costs capitalized attributable to the Credit Facility and the 9.25% Senior Notes due 2026 and accretion of original issue discount (“OID”) on the 9.25% Senior Notes due 2026.
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
The following table summarizes the components of our interest expense for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Interest on borrowings and related fees	$49,729	34,029	$15,700	46%
Amortization of debt issuance costs	2,861	2,248	613	27%
Accretion of original issue discount	665	487	178	37%
Capitalized interest	(4,324)	(3,603)	(721)	20%
Total interest expense, net of capitalized interest	$48,931	$33,161	$15,770	48%
2022 vs. 2021. The increase in interest expense during 2022 is primarily attributable to interest incurred in the amount of $36.6 million for the 9.25% Senior Notes due 2026 and $11.8 million for the Credit Facility compared to interest incurred in 2021 of $15.0 million for the 9.25% Senior Notes due 2026, $10.6 million for the Second Lien Term Loan and $7.7 million for the Credit Facility as well as increased amortization of OID and debt issuance costs in 2022 compared to the corresponding period in 2021. These increases are partially offset by increased capitalized interest during 2022, driven by higher overall weighted-average interest rates in 2022 as compared to 2021.

Derivatives
The gains and losses for our derivatives portfolio reflect changes in the fair value attributable to changes in market values relative to our hedged commodity prices and interest rates.
The following table summarizes the gains and (losses) attributable to our commodity derivatives portfolio and interest rate swaps for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Commodity derivative losses	$(162,736)	$(136,997)	$(25,739)	19%
Interest rate swap gains (losses)	64	(2)	66	(3300)%
Total	$(162,672)	$(136,999)	$(25,673)	19%
2022 vs. 2021. In 2022, commodity prices were significantly higher on an average aggregate basis than those during 2021. Accordingly, the derivative losses in 2022 and 2021 reflect the decline in the mark-to-market values consistent with the increase in prices attributable to open positions. Realized settlement payments, net for crude oil, NGL and natural gas derivatives were $182.0 million during 2022 as compared to realized settlement payments, net of $77.1 million during 2021. Through May 2022, we hedged a portion of our exposure to variable interest rates associated with our Credit Facility and, during 2021, our Second Lien Term Loan. As of December 31, 2022, we did not have any interest rate derivatives. During 2022 and 2021, we paid $1.4 million and $3.8 million of net settlements from our interest rate swaps, respectively.
Income Taxes
Income taxes represent our income tax provision as determined in accordance with generally accepted accounting principles. It considers taxes attributable to our obligations for federal taxes under the Internal Revenue Code as well as to the various states in which we operate, primarily Texas, or otherwise have continuing involvement.
The following table summarizes our income tax provision for the periods presented:

	Year Ended December 31,
	2022	2021	Change	% Change
Income tax expense	$(4,186)	$(1,560)	$(2,626)	168%
Effective tax rate	(0.9)%	(1.6)%	0.7%	(44)%
2022. The income tax provision for the year ended December 31, 2022 includes a deferred state tax expense of $3.4 million attributable to property and equipment and $0.8 million of current state expense attributable to the Texas margin tax for the year ended December 31, 2022. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 0.9%, which is fully attributable to the State of Texas. Our net deferred income tax liability balance of $6.2 million as of December 31, 2022 is also fully attributable to the State of Texas and primarily related to property.
2021. The income tax provision for the year ended December 31, 2021 includes a deferred state tax expense of $1.2 million attributable to property and equipment and $0.3 million of current state expense attributable to the Texas margin tax for the year ended December 31, 2021. The federal portion was fully offset by an adjustment to the valuation allowance against our net deferred tax assets resulting in an effective tax rate of 1.6%, which was fully attributable to the State of Texas.

Liquidity and Capital Resources
Our primary sources of liquidity include our cash on hand, cash provided by operating activities and borrowings under the Credit Facility. As of December 31, 2022, we had liquidity of $291.6 million, comprised of cash and cash equivalents of $7.6 million and availability under our Credit Facility of $284.0 million (factoring in letters of credit). The Credit Facility provides us up to $1.0 billion in borrowing commitments. The current borrowing base under the Credit Facility is $950 million with aggregate elected commitments of $500 million.
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
Capital Resources
Based upon current price and production expectations, we believe that our cash on hand, cash from operating activities and borrowings under our Credit Facility, as necessary, will be sufficient to fund our capital spending and operations for at least the next twelve months; however, future cash flows are subject to a number of variables including the length and magnitude of the current global economic uncertainties associated with continued volatility and related instability in the global energy markets. We plan to fund our 2023 capital expenditures and our operations primarily with cash on hand, cash from operating activities and, to the extent necessary, supplemental borrowings under the Credit Facility.
Additionally, we have other obligations primarily consisting of our outstanding debt principal and interest obligations, derivative instruments, service agreements, operating leases, and asset retirement and environmental obligations, all of which are customary in our business. See “Commitments and Contingencies” summarized below, as well as Note 9 and Note 14 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for more details related to these obligations. The Partnership is also required in certain circumstances to make certain tax distributions to its partners, which may impact cash flow from operations for the Company, as discussed below under “Tax Distributions.”
Dividends
On July 7, 2022, the Company’s Board of Directors declared an inaugural cash dividend of $0.075 per share of Class A Common Stock and on November 2, 2022, a second cash dividend was declared of $0.075 per share of Class A Common Stock. The related dividends were paid on August 4, 2022 and November 28, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022 and November 16, 2022, respectively. In connection with any dividend, Ranger’s operating subsidiary will also make a corresponding distribution to its common unitholders. During 2022, the dividends to the holders of our Class A Common Stock and distribution to common unitholders totaled $6.3 million in the aggregate. Additionally, on March 3, 2023, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock payable on March 30, 2023 to holders of record of Class A Common Stock as of the close of business on March 17, 2023. We expect to fund dividends and distributions from available working capital and cash provided by operating activities.

Share Repurchase Program
In April 2022, we announced that the Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $100 million of outstanding Class A Common Stock through March 31, 2023. Subsequently on July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023. We do not intend to repurchase additional shares pending closing of the Baytex Merger.
Subsequent to December 31, 2022 through March 3, 2023, we repurchased an additional 121,857 shares of our Class A Common Stock at an average price of $39.52 for a total cost of $4.8 million.
On August 16, 2022, the Inflation Reduction Act was signed into law and imposes a 1% excise tax on the repurchase of stock by publicly traded U.S. corporations. The excise tax is effective for stock repurchases after December 31, 2022. We are currently evaluating the impacts, if any, of this provision to our results of operations and cash flows.
Tax Distributions
Under its Partnership Agreement, the Partnership is required to make distributions to all of its limited partners pro rata on a quarterly basis and in such amounts as necessary to enable the Company to timely satisfy all of its U.S. federal, state and local and non-U.S. tax liabilities. Additionally, the Partnership is required to make advances to its non-corporate partners in an amount sufficient to enable such partner to timely satisfy its U.S. federal, state and local and non-U.S. tax liabilities (a “Tax Advance”). Any such Tax Advance will be treated as an advance against and, therefore, reduce any future distributions that such partner is otherwise entitled to receive. The Company’s cash flow from operations and ability to pay cash dividends to our stockholders could be adversely impacted as a result of such cash distributions. Whether and how much Tax Advances are required to be paid is dependent upon the amount and timing of taxable income generated in the future that is allocable to partners and the federal tax rates then applicable. The Partnership was not required to make Tax Advances for the year ended December 31, 2022. At this time we are unable to assess whether the Partnership will be required to make Tax Advances for the year ending December 31, 2023 or in future years.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	675,430	289,025
Net cash used in investing activities	(606,598)	(245,174)
Net cash used in financing activities	(84,921)	(33,190)
Net increase (decrease) in cash and cash equivalents	$(16,089)	$10,661
Cash Flows from Operating Activities. The increase of $386.4 million in net cash from operating activities for 2022 compared to 2021 was primarily attributable to the effect of 2022 cash receipts that were derived from higher average prices and higher total sales volume, partially offset by higher net payments for commodity derivatives settlements and premiums. Additionally, during 2021, there were higher acquisition, integration and strategic transaction costs and executive restructuring costs, including severance payments.
Cash Flows from Investing Activities. Our cash payments for capital expenditures were higher during 2022 compared to 2021 due primarily to significantly increased development program in 2022 along with higher drilling and completion costs associated with inflation. Additionally, our cash flow from investing activities was impacted by cash paid for oil and gas property acquisitions which closed in 2022.
The following table sets forth costs related to our capital expenditure program for the periods presented:

	Year Ended December 31,
	2022	2021
Drilling and completion	$513,943	$263,936
Lease acquisitions, land-related costs, and geological and geophysical (seismic) costs	7,188	3,773
Pipeline, gathering facilities and other equipment, net [1]	3,440	(1,252)
Total capital expenditures incurred	$524,571	$266,457
__________________________________________________________________________________
1    Includes certain capital charges to our working interest partners for completion services.

The following table reconciles the total costs of our capital expenditure program with the net cash paid for capital expenditures as reported in our consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Total capital expenditures program costs (from above)	$524,571	$266,457
Increase in accounts payable for capital items and accrued capitalized costs	(46,616)	(16,726)
Net purchases of tubular inventory and well materials [1]	3,043	3,388
Prepayments for drilling and completion services, net of (transfers)	(9,125)	(4,018)
Capitalized internal labor, capitalized interest and other	9,613	7,242
Total cash paid for capital expenditures	$481,486	$256,343
__________________________________________________________________________________
1    Includes purchases made in advance of drilling.
Cash Flows from Financing Activities. During 2022, we had borrowings of $610.0 million and repayments of $603.0 million under the Credit Facility and $75.2 million of share repurchases. During 2021, we received net proceeds of $396.1 million from the offering of the 9.25% Senior Notes due 2026 and $151.2 million from the issuance of equity in connection with the Juniper Transactions (See Note 4 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information). The proceeds from these transactions were primarily used to: (i) repay and discharge $249.6 million of Lonestar’s outstanding long-term debt in connection with the Lonestar Acquisition, (ii) repay the $200 million Second Lien Term Loan, (iii) repay $80.5 million under the Credit Facility, and (iv) pay $9.3 million of transaction and issue costs related to the Juniper Transactions. Additionally, during 2021, we had borrowings of $70.0 million and additional repayments of $95.9 million under the Credit Facility and paid $14.4 million in debt issuance costs.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	December 31,
	2022	2021
Credit Facility borrowings	$215,000	$208,000
9.25% Senior Notes due 2026, net	388,839	386,427
Mortgage debt [1]	—	8,438
Other [2]	238	2,516
Total debt, net	604,077	605,381
Total equity	1,057,022	669,508
Total capitalization	$1,661,099	$1,274,889
Debt as a % of total capitalization	36%	47%
__________________________________________________________________________________
1    The mortgage debt at December 31, 2021 related to the corporate office building and related other assets acquired in connection with the Lonestar Acquisition for which assets were held as collateral for such debt. As of December 31, 2021, these assets were classified as Assets held for sale on the consolidated balance sheets in our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” In July 2022, the mortgage debt was fully repaid in connection with the sale of the corporate office building. See Note 4 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information on the sale.
2    Other debt of $2.2 million at December 31, 2021 was extinguished during 2022 and recorded as a gain on extinguishment of debt on the consolidated statements of operations in our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”.
Credit Facility. As of December 31, 2022, the Credit Facility had a $1.0 billion revolving commitment and a $950 million borrowing base, with aggregate elected commitments of $500 million and a $25 million sublimit for the issuance of letters of credit. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes including working capital. We had $1.0 million and $0.9 million in letters of credit outstanding as of December 31, 2022 and 2021, respectively. The maturity date under the Credit Facility is October 6, 2025.

The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) effective June 1, 2022, a term Secured Overnight Financing Rate (“SOFR”) reference rate (a Eurodollar rate, including LIBOR prior to June 1, 2022), plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on SOFR borrowings is payable every one, three or six months, at our election, and is computed on the basis of a year of 360 days. At December 31, 2022, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 7.25%. Unused commitment fees are charged at a rate of 0.50%.
The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted- Average	Maximum	Weighted- Average Rate
Three months ended December 31, 2022	$215,000	$260,978	$292,000	6.91%
Year ended December 31, 2022	$215,000	$219,345	$301,000	5.25%
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
The Credit Facility and the Indenture contain customary affirmative and negative covenants as well as events of default and remedies. If we do not comply with the financial and other covenants in the Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility.
As of December 31, 2022, the Company was in compliance with all debt covenants.
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
Asset Retirement Obligations
We have asset retirement obligations (“AROs”) that primarily relate to the plugging and abandonment of oil and gas wells. For information on our AROs, see Note 8 and Note 14 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
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
Derivative Activities
We utilize derivative instruments, typically swaps, put options and call options which are placed with financial institutions that we believe are acceptable credit risks, to mitigate our financial exposure to commodity price volatility associated with anticipated sales of our future production and, at times, volatility in interest rates attributable to our variable rate debt instruments. All derivative instruments are recognized in our consolidated financial statements at fair value with the changes recorded currently in earnings. We determine the fair values of our commodity derivative instruments using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatilities, time value and non-performance risk. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by our board of directors.
Deferred Tax Asset Valuation Allowance
We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized after consideration of expected future taxable income and reasonable tax planning strategies. In the event that we were to determine that we would not be able to realize all or a part of our deferred tax assets for which a valuation allowance had not been established, an adjustment to the deferred tax asset will be reflected in income in the period such determination is made. The most significant matter applicable to the realization of our deferred tax assets is attributable to net operating losses at the federal level as well as certain states in which we operate. Estimates of future taxable income inherently reflect a significant degree of uncertainty. As of December 31, 2022, we believe it is more likely than not that we will not have sufficient future taxable income to realize the benefit of our gross deferred tax assets and, accordingly, have maintained a full valuation allowance.
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
Interest Rate Risk
Our interest rate risk is attributable to our borrowings under the Credit Facility, which is subject to variable interest rates. As of December 31, 2022, we had borrowings of $215.0 million under the Credit Facility at an interest rate of 7.25%. Assuming a constant borrowing level under the Credit Facility, an increase (decrease) in the interest rate of 1% would result in an increase (decrease) in aggregate interest expense of approximately $2.2 million on an annual basis.
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
As of December 31, 2022, our commodity derivative portfolio was in a net liability position in the amount of $41.3 million. The contracts associated with this position are with seven counterparties, all of which are investment grade financial institutions. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We have neither paid to, nor received from, our counterparties any cash collateral in connection with our derivative positions. Furthermore, our derivative contracts are not subject to margin calls or similar accelerations. No significant uncertainties exist related to the collectability of amounts that may be owed to us by these counterparties.
During the year ended December 31, 2022, we reported a net commodity derivative loss of $162.7 million. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of our derivative instruments. Our results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in crude oil, NGL and natural gas prices. These fluctuations could be significant in a volatile pricing environment. See Note 6 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a further description of our commodity price risk management activities.
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

	Change of 10% per bbl of Crude Oil ($ in millions)
	Increase	Decrease
Effect on the fair value of crude oil derivatives [1]	$(36.8)	$36.3
Effect on 2023 operating income, excluding derivatives [2]	$67.3	$(50.4)
_____________________________________________
1 Based on derivatives outstanding as of December 31, 2022.
2 Based on our 2023 Business Plan consistent with the assumptions used to determine our proved reserves as disclosed in Item 2, “Properties – Summary of Oil and Gas Reserves.” These sensitivities are subject to significant change.

Item 8. Financial Statements and Supplementary Data

RANGER OIL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ranger Oil Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Ranger Oil Corporation (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2023 expressed an unqualified opinion.
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
The development of estimated proved reserves used in the calculation of depletion, depreciation, and amortization expense under the full cost method of accounting.
As described further in note 3 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to record depletion, depreciation, and amortization expense. To estimate the volume of proved reserves and future net revenue, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of depletion, depreciation and amortization expense. We identified the estimation of proved reserves of oil and gas properties as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions necessary to estimate the volumes and future net revenues of the Company’s proved reserves require a high degree of subjectivity and could have a significant impact on the measurement of depletion, depreciation, and amortization expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved reserves included the following, among others.
•We tested the design and operating effectiveness of controls relating to management’s estimation of proved reserves for the purpose of measuring depletion, depreciation, and amortization expense.
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
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, including, but not limited to historical pricing differentials, operating costs, estimated capital costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
–We compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials.
–We tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs.
–We evaluated the method used to determine the future capital costs and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells to ascertain its reasonableness.
–We tested the working and net revenue interests used in the reserve report by inspecting land and division order records.
–We evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability and intent to develop the proved undeveloped properties.
–We applied analytical procedures to the forecasted reserve report production by comparing to historical actual results and to the prior year reserve report.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.
Houston, Texas
March 9, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ranger Oil Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ranger Oil Corporation (a Virginia corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 9, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Houston, Texas
March 9, 2023

RANGER OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues and other
Crude oil	$1,003,255	$517,301	$251,741
Natural gas liquids	67,453	33,443	8,948
Natural gas	70,895	26,080	10,103
Other operating income, net	3,586	2,667	2,476
Total revenues and other	1,145,189	579,491	273,268
Operating expenses
Lease operating	85,792	45,402	37,463
Gathering, processing and transportation	36,698	23,647	22,050
Production and ad valorem taxes	61,377	31,041	16,619
General and administrative	40,972	66,529	33,789
Depreciation, depletion and amortization	244,455	131,657	140,673
Impairments of oil and gas properties	—	1,811	391,849
Total operating expenses	469,294	300,087	642,443
Operating income (loss)	675,895	279,404	(369,175)
Other income (expense)
Interest expense, net of amounts capitalized	(48,931)	(33,161)	(31,257)
Gain (loss) on extinguishment of debt	2,157	(8,860)	—
Derivatives gains (losses)	(162,672)	(136,999)	88,422
Other, net	2,255	94	(850)
Income (loss) before income taxes	468,704	100,478	(312,860)
Income tax (expense) benefit	(4,186)	(1,560)	2,303
Net income (loss)	464,518	98,918	(310,557)
Net income attributable to Noncontrolling interest	(246,825)	(58,689)	—
Net income (loss) attributable to Class A common shareholders	$217,693	$40,229	$(310,557)

Net income (loss) per share attributable to Class A common shareholders:
Basic	$10.77	$2.41	$(20.46)
Diluted	$10.53	$2.34	$(20.46)

Weighted average shares outstanding – basic	20,205	16,695	15,176
Weighted average shares outstanding – diluted	20,826	17,165	15,176

See accompanying notes to consolidated financial statements.

RANGER OIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$464,518	$98,918	$(310,557)
Other comprehensive income (loss):
Change in pension and postretirement obligations, net of tax [1]	—	20	(72)
Comprehensive income (loss)	464,518	98,938	(310,629)
Net income attributable to Noncontrolling interest	(246,825)	(58,689)	—
Other comprehensive income attributable to Noncontrolling interest [1]	—	(23)	—
Comprehensive income (loss) attributable to Class A common shareholders	$217,693	$40,226	$(310,629)
___________________________________________
1 The amounts for the 2022 periods are minimal and round down to zero.

See accompanying notes to consolidated financial statements.

RANGER OIL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$7,592	$23,681
Accounts receivable, net of allowance for credit losses	139,715	118,594
Derivative assets	29,714	11,478
Prepaid and other current assets	22,264	20,998
Assets held for sale	1,186	11,400
Total current assets	200,471	186,151
Property and equipment, net	1,809,000	1,383,348
Derivative assets	316	2,092
Other assets	4,420	5,017
Total assets	$2,014,207	$1,576,608

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$265,609	$214,381
Derivative liabilities	67,933	50,372
Current portion of long-term debt	—	4,129
Total current liabilities	333,542	268,882

Deferred income taxes	6,216	2,793
Derivative liabilities	3,416	23,815
Other non-current liabilities	9,934	10,358
Long-term debt, net	604,077	601,252

Commitments and contingencies (Note 14)

Equity
Preferred stock of $0.01 par value – 5,000,000 shares authorized; none issued as of December 31, 2022 and 2021	—	—
Class A common stock of $0.01 par value – 110,000,000 shares authorized; 19,074,864 and 21,090,259 shares issued and outstanding as of December 31, 2022 and 2021, respectively	190	729
Class B common stock of $0.01 par value – 30,000,000 shares authorized; 22,548,998 shares issued and outstanding as of December 31, 2022 and 2021	2	2
Paid-in capital	220,062	273,329
Retained earnings	264,256	49,583
Accumulated other comprehensive loss	(111)	(111)
Ranger Oil shareholders’ equity	484,399	323,532
Noncontrolling interest	572,623	345,976
Total equity	1,057,022	669,508
Total liabilities and equity	$2,014,207	$1,576,608

See accompanying notes to consolidated financial statements.

RANGER OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$464,518	$98,918	$(310,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on extinguishment of debt	(2,157)	8,860	—
Depreciation, depletion and amortization	244,455	131,657	140,673
Impairments of oil and gas properties	—	1,811	391,849
Derivative contracts:
Net losses (gains)	162,672	136,999	(88,422)
Cash settlements and premiums (paid) received, net	(183,378)	(130,475)	78,087
Deferred income tax expense (benefit)	3,422	1,249	(1,424)
Non-cash interest expense	3,404	2,735	4,150
Share-based compensation	5,554	15,589	3,284
Other, net	(361)	19	13
Changes in operating assets and liabilities:
Accounts receivable, net	(21,721)	(38,676)	28,078
Accounts payable and accrued expenses	6,528	60,338	(24,244)
Other assets and liabilities	(7,506)	1	778
Net cash provided by operating activities	675,430	289,025	222,265
Cash flows from investing activities
Capital expenditures	(481,486)	(256,343)	(168,565)
Acquisitions of oil and gas properties	(137,532)	—	—
Cash acquired in Lonestar Acquisition	—	11,009	—
Proceeds from sales of assets, net	12,420	160	87
Net cash used in investing activities	(606,598)	(245,174)	(168,478)
Cash flows from financing activities
Proceeds from credit facility borrowings	610,000	70,000	51,000
Repayments of credit facility borrowings	(603,000)	(176,400)	(99,000)
Repayments of second lien term loan	—	(200,000)	—
Proceeds from 9.25% Senior Notes due 2026, net of discount	—	396,072	—
Repayments of acquired debt	(8,559)	(249,700)	—
Payments for share repurchases	(75,203)	—	—
Distributions to Noncontrolling interest	(3,382)	—	—
Dividends paid	(2,921)	—	—
Proceeds from redeemable common units	—	151,160	—
Proceeds from redeemable preferred stock	—	2	—
Transaction costs paid on behalf of Noncontrolling interest	—	(5,543)	—
Issuance costs paid for Noncontrolling interest securities	—	(3,758)	—
Withholding taxes for share-based compensation	(954)	(656)	(487)
Debt issuance costs paid	(902)	(14,367)	(78)
Net cash used in financing activities	(84,921)	(33,190)	(48,565)
Net increase (decrease) in cash and cash equivalents	(16,089)	10,661	5,222
Cash and cash equivalents – beginning of period	23,681	13,020	7,798
Cash and cash equivalents – end of period	$7,592	$23,681	$13,020

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$46,071	$15,609	$27,333
Income tax refunds, net of payments	$—	$288	$(2,471)
Non-cash investing and financing activities:
Changes in property and equipment related to capital contributions	$—	$(38,561)	$—
Changes in accrued liabilities related to capital expenditures	$46,616	$16,726	$(18,671)
Change in property and equipment related to acquisitions	$—	$(480,563)	$—
Equity and replacement awards issued as consideration in the Lonestar Acquisition	$—	$173,576	$—
 See accompanying notes to consolidated financial statements.

RANGER OIL CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares [1]
	Preferred Shares Outstanding	Class A Common Shares / Common Shares Outstanding	Class B Common Shares Outstanding	Preferred Stock	Class A Common Stock / Common Stock	Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance as of December 31, 2019	—	15,136	—	$—	$151	$—	$200,666	$319,987	$(59)	$—	$520,745
Net loss	—	—	—	—	—	—	—	(310,557)	—	—	(310,557)
Restricted stock unit vesting	—	64	—	—	1	—	(487)	—	—	—	(486)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(76)	—	—	(76)
Common stock issued related to share-based compensation and other, net	—	—	—	—	—	—	3,284	—	(72)	—	3,212
Balance as of December 31, 2020	—	15,200	—	—	152	—	203,463	9,354	(131)	—	212,838
Net income	—	—	—	—	—	—	—	40,229	—	58,689	98,918
Issuance of preferred stock	225	—	—	2	—	—	—	—	—	—	2
Issuance of Noncontrolling interest	—	—	—	—	—	—	(50,068)	—	—	229,620	179,552
Conversion of preferred stock into common stock [1]	(225)	—	22,549	(2)	—	2	—	—	—	—	—
Issuance of common stock related to the Lonestar Acquisition [2]	—	5,750	—	—	575	—	162,607	—	—	—	163,182
Change in ownership related to the Lonestar Acquisition	—	—	—	—	—	—	(57,604)	—	—	57,644	40
Common stock issued related to share-based compensation and other, net	—	140	—	—	2	—	14,931	—	20	23	14,976
Balance as of December 31, 2021	—	21,090	22,549	—	729	2	273,329	49,583	(111)	345,976	669,508
Net income	—	—	—	—	—	—	—	217,693	—	246,825	464,518
Repurchase of Class A Common Stock	—	(2,150)	—	—	(22)	—	(75,181)	—	—	—	(75,203)
Change in ownership, net	—	—	—	—	—	—	16,796	—	—	(16,796)	—
Distributions to Noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,382)	(3,382)
Dividends declared ($0.075 per share of Class A common stock)	—	—	—	—	—	—	—	(3,020)	—	—	(3,020)
Common stock issued related to share-based compensation and other, net	—	135	—	—	(517)	—	5,118	—	—	—	4,601
Balance as of December 31, 2022	—	19,075	22,549	$—	$190	$2	$220,062	$264,256	$(111)	$572,623	$1,057,022
__________________________________________________________________________________
1 In October 2021, the Company effected a recapitalization, pursuant to which, among other things, the Company’s common stock was renamed and reclassified as Class A common stock, par value $0.01 per share (“Class A Common Stock”), a new class of capital stock of the Company, Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) was authorized, and the designation of the Series A Preferred Stock was cancelled. See Note 15 in the notes to the consolidated financial statements for further details.
2 Includes $4.5 million attributed to pre-combination services for replacement awards issued in connection with the Lonestar Acquisition. See Note 4 and Note 16 for further details.

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
On January 15, 2021 (the “Juniper Closing Date”), the Company consummated the transactions (collectively, the “Juniper Transactions”) contemplated by: (i) the Contribution Agreement, dated November 2, 2020, by and among the Company, ROCC Energy Holdings, L.P. (formerly PV Energy Holdings, L.P., the “Partnership”) and JSTX Holdings, LLC (“JSTX”), an affiliate of Juniper Capital Advisors, L.P. (“Juniper Capital” and, together with JSTX and Rocky Creek Resources, LLC, “Juniper”); and (ii) the Contribution Agreement, dated November 2, 2020 (the “Contribution Agreement”), by and among Rocky Creek Resources, LLC, an affiliate of Juniper Capital (“Rocky Creek”), the Company and the Partnership pursuant to which Juniper contributed $150 million in cash and certain oil and gas assets in South Texas in exchange for equity. See Note 3 and Note 4 for further discussion.
Note 2 – Basis of Presentation
Our consolidated financial statements include the accounts of Ranger Oil and all of our subsidiaries as of the relevant dates. Intercompany balances and transactions have been eliminated. A substantial noncontrolling interest in our subsidiaries is provided for in our consolidated statements of operations and comprehensive income (loss) and our consolidated balance sheets as of and for the periods ended December 31, 2022 and 2021. Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Preparation of these statements involves the use of estimates and judgments where appropriate. In the opinion of management, all adjustments considered necessary for a fair presentation of our consolidated financial statements have been included. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not have a material impact on prior period financial statements.
Note 3 – Summary of Significant Accounting Policies
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

The Partnership is considered a variable interest entity for which the Company is the primary beneficiary. The Company has benefits in the Partnership through the Common Units, and it has power over the activities most significant to the Partnership’s economic performance through its 100% controlling interest in the GP (which, accordingly, is acting as an agent on behalf of the Company). This conclusion was based on a qualitative analysis that considered the Partnership’s governance structure and the GP’s control over operations of the Partnership. The GP manages the business and affairs of the Partnership, including key Partnership decision-making, and the limited partners do not possess any substantive participating or kick-out rights that would allow Juniper to block or participate in certain operational and financial decisions that most significantly impact the Partnership’s economic performance or that would remove the GP. As such, because the Company has both power and benefits in the Partnership, the Company determined it is the primary beneficiary of the Partnership and consolidates the Partnership in the Company’s consolidated financial statements. The Company reflects the noncontrolling interest in the consolidated financial statements based on the proportion of Common Units owned by Juniper relative to the total number of Common Units outstanding. The noncontrolling interest is presented as a component of equity in the accompanying consolidated financial statements and represents the ownership interest held by Juniper in the Partnership (the “Noncontrolling interest”).
Noncontrolling interest
The Noncontrolling interest percentage may be affected by the issuance of shares of Class A Common Stock, repurchases or cancellation of Class A Common Stock, the exchange of Class B Common Stock and the redemption of Common Units (and concurrent cancellation of Class B Common Stock), among other things. The percentage is based on the proportionate number of Common Units held by Juniper relative to the total Common Units outstanding. As of December 31, 2022, the Company owned 19,074,864 Common Units, representing a 45.8% limited partner interest in the Partnership, and Juniper owned 22,548,998 Common Units, representing the remaining 54.2% limited partner interest. As of December 31, 2021, the Company owned 21,090,259 Common Units, representing a 48.3% limited partner interest in the Partnership, and Juniper owned 22,548,998 Common Units, representing the remaining 51.7% limited partner interest. During the year ended December 31, 2022, changes in the ownership interests were the result of share repurchases and issuances of Class A Common Stock in connection with the vesting of employees’ share-based compensation. See Note 15 for information regarding share repurchases and Note 16 for vesting of share-based compensation.
When the Company’s relative ownership interest in the Partnership changes, adjustments to Noncontrolling interest and Paid-in capital, tax effected, will occur. Because these changes in the ownership interest in the Partnership do not result in a change of control, the transactions are accounted for as equity transactions under Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in the Partnership and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, based on the Partnership Agreement, there are no substantive profit sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the Class A common shareholders and the Noncontrolling interest pro rata based on ownership interests in the Partnership.
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
All derivative instruments are recognized in our consolidated financial statements at fair value. We have elected to report all of our derivative asset and liability positions on a gross basis on our consolidated balance sheets and not net the positions, even when a legal right-of-setoff exists. Our derivative instruments are not formally designated as hedges in the context of GAAP. In accordance with our internal policies, we do not utilize derivative instruments for speculative purposes. We recognize changes in fair value in income within Derivatives gains (losses) in our consolidated statements of operations. See Note 6 for further information on our derivatives.

Inventory
Inventory is stated at the lower of cost and net realizable value using the average cost method. Our inventory consists of tubular goods and equipment that are primarily comprised of oil and natural gas drilling and repair items such as tubing, casing and pumping units.
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
Certain of our lease arrangements with contractual terms of 12 months or less are classified as short-term leases and are recognized on a straight-line basis over the lease term. Accordingly, we do not include the underlying ROU assets and lease obligations on our consolidated balance sheets. The associated costs are aggregated with all of our other lease arrangements and are disclosed in the tables in Note 11.
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
Revenue Recognition and Associated Costs
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
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
Crude oil. We sell our crude oil production to our customers at either the wellhead or a contractually agreed-upon delivery point, including certain regional central delivery point terminals or pipeline inter-connections. We recognize revenue when control transfers to the customer considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality, location differentials and, if applicable, deductions for intermediate transportation. Costs incurred by us for gathering and transporting the products to an agreed-upon delivery point are recognized as a component of gathering, processing and transportation expense (“GPT”) in our consolidated financial statements.
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
Natural gas. Subsequent to the processing of “wet” natural gas and the separation of NGL products, the “dry” or residue gas is purchased by the processor or delivered to us at the tailgate of the midstream processing vendors’ facilities and sold to a third-party customer. We recognize revenue when control transfers to the customer considering factors associated with custody, title, risk of loss and other contractual provisions as appropriate. Pricing is based on a market index with adjustments for product quality and location differentials, as applicable. Costs incurred by us for gathering and transportation from the wellhead through the processing facilities are recognized as a component of GPT expenses in our consolidated financial statements.
Marketing and water disposal services. We provide marketing and water disposal services to certain of our joint venture partners and other third parties with respect to oil and gas production for which we are the operator. Pricing for such services represents a fixed rate fee based, in the case of marketing services, on the sales price of the underlying oil and gas products and, in the case of water services, on the quantity of water volume processed. Marketing revenue is recognized simultaneously with the sale of our commodity production to our customers while water service revenue is recognized in the month that the service is rendered. Direct costs associated with our marketing efforts are included in General and administrative expenses (“G&A”) and direct costs associated with our water service efforts are netted against the underlying revenue.
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

Share-Based Compensation
Our stock compensation plans permit the grant of incentive and nonqualified stock options, common stock, deferred common stock units, restricted stock and restricted stock units to our employees and directors. We measure the cost of employee services received in exchange for an award of equity-classified instruments based on the grant-date fair value of the award. Compensation cost associated with equity-classified awards are generally amortized on a straight-line basis over the applicable vesting period. Awards that are based on performance are amortized either on a graded basis over the term of the applicable performance periods for awards that represent in-substance multiple awards or ratably over the requisite service period for awards that cliff vest. Compensation cost associated with liability-classified awards is measured at the end of each reporting period and recognized based on the period of time that has elapsed during the applicable performance period. We recognize forfeitures as they occur. We recognize share-based compensation expense related to our share-based compensation plans as a component of G&A expenses in our consolidated statements of operations.
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
Note 4 – Transactions
2022
Asset Acquisitions
In 2022, we completed acquisitions of additional working interests in Ranger-operated wells along with certain contiguous oil and gas producing assets and undeveloped acreage in the Eagle Ford shale. The aggregate cash consideration for these acquisitions was $137.5 million, including customary post-closing adjustments. These transactions were accounted for as asset acquisitions.
Asset Disposition
On July 22, 2022, we closed on the sale of the corporate office building and related assets acquired in connection with the Lonestar Acquisition (defined below) that were classified as Assets held for sale on the consolidated balance sheet as of December 31, 2021. Gross proceeds were $11.0 million and total net proceeds were $1.8 million after netting costs to sell of approximately $0.8 million and payoff of the related mortgage debt and accrued interest of $8.4 million.
2021
Acquisition of Lonestar Resources
On October 5, 2021 (the “Closing Date”), the Company acquired Lonestar Resources US Inc., a Delaware corporation (“Lonestar”), as a result of which Lonestar and its subsidiaries became wholly-owned subsidiaries of the Company (the “Lonestar Acquisition”). The Lonestar Acquisition was effected pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated July 10, 2021, by and between the Company and Lonestar. In accordance with the terms of the Merger Agreement, Lonestar shareholders received 0.51 shares of the Company’s common stock for each share of Lonestar common stock held immediately prior to the effective time of the Lonestar Acquisition. Based on the closing price of the Company’s common stock on October 5, 2021 of $30.19, the total value of the Company’s common stock issued to holders of Lonestar common stock, warrants and restricted stock units as applicable, was approximately $173.6 million.
The Lonestar Acquisition constituted a business combination and was accounted for using the acquisition method of accounting, with Ranger Oil being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Lonestar and its subsidiaries were recorded at their respective fair values as of the date of completion of the Lonestar Acquisition. The Company completed the purchase price allocation during the third quarter of 2022.

The following table sets forth the Company’s final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

Final Purchase Price Allocation
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
Employee severance and related costs primarily related to one-time severance and change-in-control compensation costs. Replacement awards stock-based compensation costs related to the accelerated vesting of certain Lonestar share-based awards for former Lonestar employees and directors based on the terms of the Merger Agreement and change-in-control provisions within the former Lonestar employment agreements.

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

	December 31,
	2021	2020
Total revenues	$729,026	$389,495
Net income (loss) attributable to Class A common shareholders	$74,355	$(321,951)
Juniper Transactions
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
Due to the Lonestar Acquisition in October 2021, a change in ownership of the Noncontrolling interest occurred. Refer to Note 15 for additional information.
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

	December 31,
	2022	2021
Customers	$109,149	$96,195
Joint interest partners	30,730	21,755
Derivative settlements from counterparties [1]	437	1,037
Other	114	18
Total	140,430	119,005
Less: Allowance for credit losses	(715)	(411)
Accounts receivable, net of allowance for credit losses	$139,715	$118,594
_______________________
1     See Note 6 for information regarding our derivative instruments.
Major Customers
For the year ended December 31, 2022, two customers accounted for 43% of our consolidated product revenues, of which 27%, and 16% of the consolidated revenues were generated from these customers, respectively. For the year ended December 31, 2021, three customers accounted for 48% of our consolidated product revenues, of which 22%, 14%, and 12% of the consolidated revenues were generated from these customers, respectively. For the year ended December 31, 2020, three customers accounted for 56% of our consolidated product revenues of which 27%, 19%, and 10% of the consolidated revenues were generated from these customers, respectively.

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

The following table sets forth our commodity derivative contracts as of December 31, 2022:

Commodity Derivatives	1Q2023	2Q2023	3Q2023	4Q2023	1Q2024	2Q2024

NYMEX WTI Crude Swaps
Average Volume Per Day (bbl)	2,500	2,400	2,807	2,657	462	462
Weighted Average Swap Price ($/bbl)	$54.4	$54.26	$54.92	$54.93	$58.75	$58.75
NYMEX WTI Crude Collars
Average Volume Per Day (bbl)	20,972	12,775	13,043	8,967
Weighted Average Purchased Put Price ($/bbl)	$67.75	$63.23	$73.13	$72.27
Weighted Average Sold Call Price ($/bbl)	$83.64	$75.69	$89.07	$87.57
NYMEX HH Swaps
Average Volume Per Day (MMBtu)	10,000	7,500
Weighted Average Swap Price ($/MMBtu)	$3.620	$3.690
NYMEX HH Collars
Average Volume Per Day (MMBtu)	14,617	11,538	11,413	11,413	11,538	11,538
Weighted Average Purchased Put Price ($/MMBtu)	$6.561	$2.500	$2.500	$2.500	$2.500	$2.328
Weighted Average Sold Call Price ($/MMBtu)	$12.334	$2.682	$2.682	$2.682	$3.650	$3.000
HSC Basis Swaps
Average Volume Per Day (MMBtu)	24,617	19,038	11,413	11,413
HSC Basis Average Fixed Price ($/MMBtu)	$(0.153)	$(0.153)	$(0.153)	$(0.153)
OPIS Mt. Belvieu Ethane Swaps
Average Volume per Day (gal)		98,901	34,239	34,239	34,615
Weighted Average Fixed Price ($/gal)		$0.2288	$0.2275	$0.2275	$0.2275
Interest Rate Derivatives
Through May 2022, we had a series of interest rate swap contracts (the “Interest Rate Swaps”) establishing fixed interest rates on a portion of our variable interest rate indebtedness. The notional amount of the Interest Rate Swaps totaled $300 million, with us paying a weighted average fixed rate of 1.36% on the notional amount, and the counterparties paying a variable rate equal to LIBOR. As of December 31, 2022, we did not have any interest rate derivatives.
Financial Statement Impact of Derivatives
The impact of our derivatives activities on income is included within Derivatives gains (losses) on our consolidated statements of operations. Derivative contracts that have expired at the end of a period, but for which cash had not been received or paid as of the balance sheet date, have been recognized as components of Accounts receivable (see Note 5) and Accounts payable and accrued liabilities (see Note 12) on the consolidated balance sheets. Adjustments to reconcile net income to net cash provided by operating activities include derivative losses and cash settlements that are reported under Net losses (gains) and Cash settlements and premiums (paid) received, net, on our consolidated statements of cash flows, respectively.

The following table summarizes the effects of our derivative activities for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Interest Rate Swap gains (losses) recognized in the consolidated statements of operations	$64	$(2)	$(7,510)
Commodity gains (losses) recognized in the consolidated statements of operations	(162,736)	(136,997)	95,932
	$(162,672)	$(136,999)	$88,422

Interest rate cash settlements recognized in the consolidated statements of cash flows	$(1,415)	$(3,822)	$(2,210)
Commodity cash settlements and premiums received (paid) recognized in the consolidated statements of cash flows	(181,963)	(77,099)	80,297
Commodity cash settlements paid for acquired derivatives recognized in the consolidated statements of cash flows	—	(49,554)	—
	$(183,378)	$(130,475)	$78,087
The following table summarizes the fair value of our derivative instruments, which we elect to present on a gross basis, as well as the locations of these instruments on our consolidated balance sheets as of the dates presented:

		Fair Values
		December 31, 2022		December 31, 2021
Type	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts	Derivative assets/liabilities – current	$—	$—	$—	$1,480
Commodity contracts	Derivative assets/liabilities – current	29,714	67,933	11,478	48,892
Commodity contracts	Derivative assets/liabilities – non-current	316	3,416	2,092	23,815
		$30,030	$71,349	$13,570	$74,187
As of December 31, 2022, we reported net commodity derivative liabilities of $41.3 million. The contracts associated with these positions are with seven counterparties for commodity derivatives, all of which are investment grade financial institutions and are participants in the Credit Facility. This concentration may impact our overall credit risk in that these counterparties may be similarly affected by changes in economic or other conditions. Non-performance risk is incorporated by utilizing discount rates adjusted for the credit risk of our counterparties if the derivative is in an asset position, and our own credit risk if the derivative is in a liability position.
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

Note 7 – Property and Equipment, Net
The following table summarizes our property and equipment as of the dates presented:

	December 31,
	2022	2021
Oil and gas properties (full cost accounting method):
Proved	$3,013,854	$2,327,686
Unproved	41,882	57,900
Total oil and gas properties	3,055,736	2,385,586
Other property and equipment [1]	30,969	31,055
Total properties and equipment	3,086,705	2,416,641
Accumulated depreciation, depletion, amortization and impairments	(1,277,705)	(1,033,293)
Total property and equipment, net	$1,809,000	$1,383,348
_______________________
1    Excludes the corporate office building and related other assets acquired in connection with the Lonestar Acquisition that were classified as Assets held for sale on the consolidated balance sheets as of December 31, 2021. We closed on the sale of the corporate office building in July 2022. See Note 4 for additional information. As of December 31, 2022, we had $1.2 million remaining other assets classified as Assets held for sale excluded from above.
Unproved property costs of $41.9 million and $57.9 million have been excluded from amortization as of December 31, 2022 and December 31, 2021, respectively. The total costs not subject to amortization as of December 31, 2022 were incurred in the following periods: $0.9 million in 2022, $1.3 million in 2021, $0.7 million in 2020 and $33.2 million prior to 2019 as well as $5.8 million of capitalized interest applied thereto. We transferred $25.2 million and $17.8 million of unproved leasehold costs, including capitalized interest, associated with proved undeveloped reserves, and acreage unlikely to be drilled or expiring acreage, to the full cost pool during the years ended December 31, 2022 and 2021, respectively. We capitalized internal costs of $5.3 million, $4.1 million and $2.1 million and interest of $4.3 million, $3.6 million and $2.7 million during the years ended December 31, 2022, 2021 and 2020, respectively, in accordance with our accounting policies. Average DD&A per boe of proved oil and gas properties was $16.42, $12.96 and $15.83 for the years ended December 31, 2022, 2021 and 2020, respectively.
Ceiling Test
Beginning in early 2020, certain events such as the COVID-19 pandemic coupled with decisions by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC, collectively “OPEC+”) negatively impacted the oil and gas industry with significant declines in crude oil prices and oversupply of crude oil. Then in early 2021 with the deployment of vaccines and resulting increased mobility and global economic activity and other factors, demand for oil increased and commodity prices began to recover. Prior to the announced significant production cut to take effect in November 2022, OPEC+ had previously employed a strategy to gradually increase production. These shifts in OPEC+ production levels as well as the Russia-Ukraine war and related sanctions, which began in the first quarter of 2022, continue to contribute to a high level of uncertainty surrounding energy supply and demand resulting in volatile commodity prices. WTI crude oil and natural gas prices surged with prices over $120 per bbl and over $9 per Mcf, respectively, during the first half of 2022 due to oil supply shortage concerns. During the second half of 2022, WTI crude oil and natural gas prices dropped to lows under $72 per bbl and $4 per Mcf, respectively.
As discussed in Note 3, the Ceiling Test utilizes commodity prices based on a trailing 12-month average based on the closing prices on the first day of each month. With the higher commodity prices in 2022, we did not record any impairments of our oil and gas properties during the year ended December 31, 2022. However, the years ended December 31, 2021 and 2020 were impacted by the decline in commodity prices as a result of the various factors discussed above, resulting in impairments of our oil and gas properties of $1.8 million and $391.8 million, respectively.

Note 8 – Asset Retirement Obligations
The following table reconciles our AROs as of the dates presented, which are included within Other liabilities on our consolidated balance sheets:

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$8,413	$5,461
Changes in estimates	182	—
Liabilities incurred	64	226
Liabilities settled	(589)	(228)
Acquisitions of properties	166	2,508
Accretion expense	613	446
Balance at end of period	$8,849	$8,413
Note 9 – Long-Term Debt
The following table summarizes our long-term debt as of the dates presented:

	December 31, 2022	December 31, 2021
Credit Facility	$215,000	$208,000
9.25% Senior Notes due 2026	400,000	400,000
Mortgage debt [1]	—	8,438
Other [2]	238	2,516
Total	615,238	618,954
Less: Unamortized discount [3]	(3,055)	(3,720)
Less: Unamortized deferred issuance costs [3,4]	(8,106)	(9,853)
Total, net	$604,077	$605,381
Less: Current portion	—	(4,129)
Long-term debt	$604,077	$601,252
_______________________
1    The mortgage debt related to the corporate office building and related other assets acquired in connection with the Lonestar Acquisition for which assets were held as collateral for such debt. In July 2022, the mortgage debt was fully repaid in connection with the sale of the corporate office building. See Note 4 for additional information on the sale.
2    Other debt of $2.2 million at December 31, 2022 was extinguished during 2022 and recorded as a gain on extinguishment on the consolidated statements of operations.
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
Credit Facility
As of December 31, 2022, the Credit Facility had a $1.0 billion revolving commitment and a $950 million borrowing base, with aggregate elected commitments of $500 million, and a $25 million sublimit for the issuance of letters of credit. Availability under the Credit Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The borrowing base under the Credit Facility is redetermined semi-annually, generally in the Spring and Fall of each year. Additionally, we and the Credit Facility lenders may, upon request, initiate a redetermination at any time during the six-month period between scheduled redeterminations. The Credit Facility is available to us for general corporate purposes, including working capital.
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
The outstanding borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) a customary reference rate plus an applicable margin ranging from 1.50% to 2.50%, determined based on the utilization level under the Credit Facility or (b) effective June 1, 2022, a term SOFR reference rate (a Eurodollar rate, including LIBOR prior to June 1, 2022), plus an applicable margin ranging from 2.50% to 3.50%, determined based on the utilization level under the Credit Facility. Interest on reference rate borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on Eurodollar borrowings is payable every one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days. At December 31, 2022, the actual weighted-average interest rate on the outstanding borrowings under the Credit Facility was 7.25%. Unused commitment fees are charged at a rate of 0.50%.
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
The Credit Facility also contains other customary affirmative and negative covenants as well as events of default and remedies. If we do not comply with the financial and other covenants in the Credit Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Credit Facility. As of December 31, 2022, we were in compliance with all debt covenants under the Credit Facility.
We had $215.0 million in outstanding borrowings and $1.0 million in outstanding letters of credit under the Credit Facility as of December 31, 2022. Factoring in the outstanding letters of credit, we had $284.0 million of availability under the Credit Facility as of December 31, 2022. During the years ended December 31, 2022 and 2021, we incurred and capitalized issue costs of $0.9 million and $2.6 million, respectively, in connection with amendments to the Credit Facility. Additionally, during 2022 and 2021, we wrote off $0.1 million and $0.8 million of previously deferred debt issue costs associated with amendments to the Credit Facility, respectively.
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
In connection with the consummation of the Lonestar Acquisition, the net proceeds from the 9.25% Senior Notes due 2026 were used to repay and discharge $249.8 million of Lonestar’s long-term debt including accrued interest and related expenses, and the remainder, along with cash on hand, of $146.2 million was used to repay outstanding obligations under the Second Lien Term Loan including a prepayment premium and accrued interest and related expenses. Thereafter, the Second Lien Term Loan was terminated and $6.9 million was recorded as a loss on extinguishment of debt for costs incurred related to a prepayment premium and write off of unamortized discount and issue costs. During 2021, we incurred and capitalized $10.4 million of issue costs in connection with the 9.25% Senior Notes due 2026. See Note 4 for additional information.
The indenture governing the 9.25% Senior Notes due 2026 also contains other customary affirmative and negative covenants as well as events of default and remedies.
As of December 31, 2022, the Company was in compliance with all debt covenants under the indenture.

Note 10 – Income Taxes
The following table summarizes our provision for income taxes for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit)
Federal	$—	$—	$(1,236)
State	764	311	357
Total current income tax expense (benefit)	764	311	(879)
Deferred income tax expense (benefit)
Federal	—	—	1,236
State	3,422	1,249	(2,660)
Total deferred income tax expense (benefit)	3,422	1,249	(1,424)
Income tax expense (benefit)	$4,186	$1,560	$(2,303)
The following table reconciles the difference between the income tax expense (benefit) computed by applying the statutory tax rate to our income (loss) before income taxes and our reported income tax expense (benefit) for the periods presented:

	Year Ended December 31,
	2022		2021		2020
Tax computed at federal statutory rate	$98,428	21.0%	$21,100	21.0%	$(65,701)	21.0%
State income taxes, net of federal income tax benefit	4,186	0.9%	1,560	1.6%	(1,856)	0.6%
Change in valuation allowance	(44,070)	(9.4)%	(9,348)	(9.3)%	64,062	(20.5)%
Noncontrolling interest	(52,299)	(11.2)%	(12,501)	(12.4)%	—	—%
Other, net	(2,059)	(0.4)%	749	0.7%	1,192	(0.4)%
Income tax expense (benefit)	$4,186	0.9%	$1,560	1.6%	$(2,303)	0.7%
The following table summarizes the principal components of our deferred income tax assets and liabilities as of the dates presented:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$194,819	$203,243
Asset retirement obligations	66	63
Property and equipment	27,530	24,585
Fair value of derivative instruments	310	493
Interest expense limitation	13,443	13,747
Other	—	18
Total deferred tax assets	236,168	242,149
Less: Valuation allowance	(158,017)	(205,617)
Total net deferred tax assets	$78,151	$36,532
Deferred tax liabilities:
Property and equipment	$6,592	$3,357
Investment in the Partnership	77,713	35,968
Other	62	—
Total deferred tax liabilities	$84,367	$39,325

Net deferred tax liabilities	$(6,216)	$(2,793)

Income Tax Provision
For the year ended December 31, 2022 and 2021, we did not have any current federal tax benefits. The provision for the year ended December 31, 2020 includes current federal benefits of $1.2 million attributable to refunds of AMT credits for the 2020 tax year. The amounts attributable to 2020 combined the amounts attributable to 2019, which had been recognized on our consolidated balance sheets as of December 31, 2019 as a current asset, were received in 2020 as an acceleration of all AMT credits in connection with certain provisions of the CARES Act. In addition, we have recognized deferred state tax expense (benefits) of $3.4 million, $1.2 million and $(2.7) million primarily attributable to property and equipment as well as $0.8 million, $0.3 million and $0.4 million current state expense attributable to the Texas margin tax for the years ended December 31, 2022, 2021 and 2020, respectively. Our overall effective tax rates were 0.9%, 1.6% and 0.7% for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred Tax Assets and Liabilities
As of December 31, 2022, we had federal NOL carryforwards of approximately $706.7 million, a substantial portion of which, if not utilized, expire between 2032 and 2037. NOLs incurred after January 1, 2018 can be carried forward indefinitely. Because of the change in ownership provisions of the Code, use of a portion of our federal NOLs may be limited in future periods. As of December 31, 2022, we carried a valuation allowance against our federal and state deferred tax assets of $158.0 million. We considered both the positive and negative evidence in determining whether it was more likely than not that some portion or all of our deferred tax assets will be realized. The amount of deferred tax assets considered realizable could, however, be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective positive evidence, including projections for growth. The valuation allowance along with $84.4 million of deferred tax liabilities fully offset our deferred tax assets. The net deferred tax liability recognized on our consolidated balance sheets as of December 31, 2022 is attributable to certain state deferred tax liabilities associated with property and equipment and unrealized hedges. The valuation allowance related to all other net deferred tax assets remains in full as of December 31, 2022 and 2021.
Following the Juniper Transactions, Ranger Oil is a holding company and all of its operating assets are held within the Partnership. Certain of the federal deferred tax assets and liabilities were reclassified to investment in partnership deferred tax liability in 2021.
Other Income Tax Matters
We had no liability for unrecognized tax benefits as of December 31, 2022 and 2021. There were no interest and penalty charges recognized during the years ended December 31, 2022, 2021 and 2020. Tax years from 2015 forward remain open for examination by the Internal Revenue Service and various state jurisdictions.
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
The following table summarizes the components of our total lease cost for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$889	$891	$979
Short-term lease cost	49,418	24,655	23,721
Variable lease cost	32,370	24,807	21,932
Less: Amounts charged as drilling costs [1]	(43,867)	(21,213)	(20,708)
Total lease cost recognized in the consolidated statement of operations [2]	$38,810	$29,140	$25,924
___________________
1    Represents the combined gross amounts paid and (i) capitalized as drilling costs for our working interest share and (ii) billed to joint interest partners for their working interest share for short-term leases of operated drilling rigs.
2    Includes $14.9 million, $10.8 million and $11.2 million recognized in GPT, $23.1 million, $17.4 million and $13.8 million recognized in Lease operating expense (“LOE”) and $0.8 million, $0.9 million and $1.0 million recognized in G&A for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes supplemental cash flow information related to leases for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$952	$981	$943
ROU assets obtained in exchange for operating lease obligations	$118	$—	$388
The following table summarizes supplemental balance sheet information related to leases as of the dates presented:

		December 31,
Leases	Balance Sheet Location	2022	2021
Assets
ROU assets – operating leases	Other assets	$989	$1,671

Liabilities
Current operating lease obligations	Accounts payable and accrued liabilities	$907	$914
Non-current operating lease obligations	Other non-current liabilities	200	975
Total operating lease obligations		$1,107	$1,889
The following table presents other information as it relates to operating leases as of the dates presented:

	December 31,
	2022	2021
Weighted-average remaining lease term – operating leases	1.5 years	2.1 years
Weighted-average discount rate – operating leases	3.33%	3.13%
As of December 31, 2022, maturities of our operating lease liabilities consisted of the following:

December 31, 2022
2023	$907
2024	175
2025	29
2026	26
2027	1
Total undiscounted lease payments	1,138
Less: imputed interest	(31)
Total operating lease obligations	$1,107

Note 12 – Supplemental Balance Sheet Detail
The following table summarizes components of selected balance sheet accounts as of the dates presented:

	December 31,
	2022	2021
Prepaid and other current assets:
Inventories [1]	$19,341	$10,305
Prepaid expenses [2]	2,923	10,693
	$22,264	$20,998
Other assets:
Deferred issuance costs of the Credit Facility, net of amortization	$3,218	$3,308
Right-of-use assets – operating leases	989	1,671
Other	213	38
	$4,420	$5,017
Accounts payable and accrued liabilities:
Trade accounts payable	$58,592	$32,452
Drilling and other lease operating costs	62,842	35,045
Revenue and royalties payable	104,512	95,521
Production, ad valorem and other taxes	10,547	7,905
Derivative settlements to counterparties	4,109	6,117
Compensation and benefits	6,927	13,942
Interest	14,655	15,321
Environmental remediation liability [3]	207	2,287
Current operating lease obligations	907	914
Other	2,311	4,877
	$265,609	$214,381
Other non-current liabilities:
Asset retirement obligations	$8,849	$8,413
Non-current operating lease obligations	200	975
Postretirement benefit plan obligations	885	970
	$9,934	$10,358
_______________________
1    Includes tubular inventory and well materials of $18.7 million and $9.5 million and crude oil volumes in storage of $0.6 million and $0.8 million as of December 31, 2022 and 2021, respectively.
2    The balance as of December 31, 2022 and 2021 includes $0.5 million and $9.6 million, respectively, for the prepayment of drilling and completion services and materials.
3    The balance as of December 31, 2022 and 2021 represents estimated costs associated with remediation activities for certain wells and tanks acquired as part of the Lonestar Acquisition; the remediation was completed in the fourth quarter of 2022.

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
Our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term maturities. As of December 31, 2022 and 2021, the carrying values of the borrowings outstanding under our Credit Facility approximate fair value as the borrowings bear interest at variables rates tied to current market rates and the applicable margins represent market rates. The fair value of our fixed rate 9.25% Senior Notes due 2026 is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of December 31, 2022, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $615.2 million and $616.4 million, respectively. As of December 31, 2021, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $619.0 million and $634.6 million, respectively.
Recurring Fair Value Measurements
The fair values of our derivative instruments are measured at fair value on a recurring basis on our consolidated balance sheets. The following tables summarize the valuation of those financial assets and liabilities as of the dates presented:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity derivative assets – current	$—	$29,714	$—	$29,714
Commodity derivative assets – non-current	—	316	—	316
Total financial assets	$—	$30,030	$—	$30,030
Financial liabilities:
Commodity derivative liabilities – current	—	67,933	—	67,933
Commodity derivative liabilities – non-current	—	3,416	—	3,416
Total financial liabilities	$—	$71,349	$—	$71,349

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity derivative assets – current	$—	$11,478	$—	$11,478
Commodity derivative assets – non-current	—	2,092	—	2,092
Total financial assets	$—	$13,570	$—	$13,570
Financial liabilities:
Interest rate swap liabilities – current	$—	$1,480	$—	$1,480
Commodity derivative liabilities – current	—	48,892	—	48,892
Commodity derivative liabilities – non-current	—	23,815	—	23,815
Total financial liabilities	$—	$74,187	$—	$74,187

We used the following methods and assumptions to estimate fair values for the financial assets and liabilities described below:
•Commodity derivatives: We determine the fair values of our commodity derivative instruments using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatilities, time value and non-performance risk. For the current market prices, we use third-party quoted forward prices, as applicable, for NYMEX WTI, MEH crude oil and NYMEX HH natural gas and OPIS Mt. Belvieu Ethane natural gas liquids closing prices as of the end of the reporting periods. Each of these is a level 2 input.
•Interest rate swaps: We determined the fair values of our interest rate swaps using an income approach valuation technique which discounts future cash flows back to a single present value. We estimated the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each of these was a Level 2 input. All interest rate swaps matured in May 2022, and as of December 31, 2022, we had not entered into any new interest rate derivative instruments.
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
Note 14 – Commitments and Contingencies
The following table sets forth our significant commitments as of December 31, 2022, by category, for the next five years and thereafter:

Year	Gathering and Intermediate Transportation Commitments	Other Commitments
2023	$13,937	$296
2024	13,976	211
2025	13,937	136
2026	7,794	—
2027	3,796	—
Thereafter	12,012	—
Total	$65,452	$643
Drilling and Completion Commitments
As of December 31, 2022, we had contracts for three drilling rigs with remaining terms of less than two years.

Gathering and Intermediate Transportation Commitments
We have long-term agreements that provide us with field gathering and intermediate pipeline transportation services for a majority of our crude oil and condensate production in Lavaca and Gonzales Counties, Texas. We also have volume capacity support for certain downstream intrastate pipeline transportation. The following table provides details on these contractual arrangements as of December 31, 2022:

Description of contractual arrangement	Expiration of Contractual Arrangement	Minimum Gross Volume Commitment (MVC) (bbl/d)	Expiration of Minimum Volume Commitment (MVC)
Field gathering agreement	February 2041	8,000	February 2031
Intermediate pipeline transportation services	February 2026	8,000	February 2026
Volume capacity support	April 2026	8,000	April 2026
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
During the years ended December 31, 2022, 2021 and 2020, we recorded expense of $42.5 million, $36.0 million and $34.5 million, respectively, for these contractual obligations in connection with these arrangements.
Crude Oil Storage
As of December 31, 2022, we had access to up to approximately 180,000 barrels of dedicated tank capacity for no additional charge at the service provider’s central delivery point facility (“CDP”), in Lavaca County, Texas through February 2041. In addition, we had access for an additional 70,000 barrels of tank capacity at the CDP on a month-to-month basis, which can be terminated by either party with 45-days’ notice to the counterparty. Costs associated with this monthly agreement are in the form of a monthly fixed rate short-term lease and are charged as incurred on a monthly basis to GPT in our consolidated statements of operations.
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
Legal
We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, results of operations or cash flows. As of December 31, 2022 and 2021, we had an estimated reserve of approximately $0.1 million for certain claims made against us regarding previously divested operations included in Accounts payable and accrued liabilities on our consolidated balance sheets.

Environmental Compliance
Extensive federal, state and local laws govern oil and gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as plugging of abandoned wells. As of December 31, 2022, and 2021, we had AROs of $8.8 million and $8.4 million, respectively. Additionally, we had environmental remediation liabilities recorded as part of the Lonestar Acquisition of $0.2 million and $2.3 million as of December 31, 2022, and 2021, respectively. The environmental remediation activities were completed in the fourth quarter of 2022.
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
As of December 31, 2022, the Company had two classes of common stock: Class A Common Stock and Class B Common Stock. The holders of record of Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which holders of Class A Common Stock and Class B Common Stock are entitled to vote; except that certain directors are elected by holders of a majority of the shares of Class B Common Stock voting as a separate class.
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
Shares of Class B Common Stock are non-economic interests in the Company, and no dividends can be declared or paid on the Class B Common Stock. The holders of Class B Common Stock have no preemptive rights to purchase shares of any Class B Common Stock. Shares of Class B Common stock are not subject to any redemption or sinking fund provisions. In the event of the Company’s voluntary or involuntary liquidation, dissolution or winding up, after payment or provision for payment of its debts and other liabilities, the holders of Class B Common Stock will be entitled to receive, out of its assets or proceeds thereof available for distribution to our shareholders, before any distribution of such assets or proceeds is made to or set aside for the holders of Class A Common Stock and any other of the Company’s stock ranking junior to the Class B Common Stock as to such distribution, payment in full in an amount equal to $0.01 per share of Class B Common Stock. With the exception of the aforementioned distribution, the holders of shares of Class B Common Stock will not be entitled to receive any of the Company’s assets in the event of its voluntary or involuntary liquidation, dissolution or winding up.

The Company’s Class B Common Stock is not convertible into any of the Company’s other securities. However, if a holder exchanges one common unit of the Partnership, for one share of the Company’s Class A Common Stock, it must also surrender to the Company a share of its Class B Common Stock for each common unit exchanged.
As of December 31, 2022, the Company had (i) 110,000,000 authorized shares of Class A Common Stock and 19,074,864 shares of Class A Common Stock issued and outstanding, (ii) 30,000,000 authorized shares of Class B Common Stock and 22,548,998 shares of Class B Common Stock issued and outstanding, and (iii) 5,000,000 authorized shares of preferred stock, par value $0.01 per share, and no shares of preferred stock were issued or outstanding.
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
Dividends
On July 7, 2022, the Company’s Board of Directors declared an inaugural cash dividend of $0.075 per share of Class A Common Stock and on November 2, 2022, a second cash dividend was declared of $0.075 per share of Class A Common Stock. The related dividends were paid on August 4, 2022 and November 28, 2022 to holders of record of Class A Common Stock as of the close of business on July 25, 2022 and November 16, 2022, respectively. In connection with any dividend, Ranger’s operating subsidiary will also make a corresponding distribution to its common unitholders. During 2022, the dividends paid to the holders of our Class A Common Stock and distribution to common unitholders totaled $6.3 million in the aggregate. The Company’s Credit Facility and the indenture have restrictive covenants that limit its ability to pay dividends.
Share Repurchase Program
On April 13, 2022, our Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $100 million of its outstanding Class A Common Stock. The share repurchase authorization was effective immediately and was valid through March 31, 2023. On July 7, 2022, the Board of Directors authorized an increase in the share repurchase program from $100 million to $140 million and extended the term of the program through June 30, 2023. We do not intend to repurchase additional shares pending closing of the Baytex Merger.
During the year ended December 31, 2022, we repurchased 2,150,486 shares of our Class A Common Stock at a total cost of $75.2 million at an average purchase price of $34.95. The share repurchases were recorded to Class A common stock and Paid-in capital on our consolidated balance sheets. As of December 31, 2022, the remaining authorized repurchase amount under the share repurchase program was $64.8 million.
Change in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Class A common shareholders	$217,693	$40,229	$(310,557)
Transfers (to) from the noncontrolling interest, net [1]	16,796	$(57,604)	N/A
Change from net income (loss) attributable to Class A common shareholders and net transfers to Noncontrolling interest	$234,489	$(17,375)	$(310,557)
_____________________________________________
1     The year ended December 31, 2022 includes a net transfer of $16.8 million from Noncontrolling interest for share repurchases and common stock issuances related to employees’ share-based compensation with a corresponding adjustment to Paid-in capital. The year ended December 31, 2021 includes a net transfer to Noncontrolling interest of $57.6 million related to (i) the Class A common stock issuances and (2) the relative proportionate share of net assets acquired in the Lonestar Acquisition with a corresponding adjustment to Paid-in capital. These equity adjustments had no impact on earnings other than a resulting increase (decrease) to the noncontrolling interest proportionate share of net income (loss) and a corresponding increase (decrease) to the proportionate share of net income (loss) attributable to common shareholders.

During the year ended December 31, 2022, as discussed above and in Note 16, we repurchased shares of our Class A Common Stock and issued shares of our Class A Common Stock related to the vesting of employees’ share-based compensation resulting in a change in the proportionate share of Common Units held by the Company relative to Juniper. As such, we recognized an adjustment to the carrying amount of noncontrolling interest and a corresponding adjustment to Class A common shareholders’ equity of $16.8 million during the year ended December 31, 2022 to reflect the revised ownership percentage of total equity. See Note 3 for further discussion.
As discussed in Note 4, on October 5, 2021, the Company completed its acquisition of Lonestar in an all-stock transaction. In accordance with the terms of the Merger Agreement, Lonestar shareholders received 0.51 shares of Penn Virginia common stock for each share of Lonestar common stock held immediately prior to the effective time of the Lonestar Acquisition.
In connection with the Lonestar Acquisition, 5,749,508 shares of Class A Common Stock of the Company were issued and, in accordance with the Partnership Agreement, an equivalent number of Common Units were issued to the Company resulting in a change in the proportionate share of Common Units held by the Company relative to Juniper as no additional Common Units in the Partnership were issued to Juniper. As such and effective upon the close of the Lonestar Acquisition, we recognized an adjustment to the carrying amount of noncontrolling interest and a corresponding adjustment to Class A common shareholders’ equity of $57.6 million to reflect the revised ownership percentage of total equity, inclusive of Juniper’s revised proportionate share of the fair value of net assets acquired in connection with the Lonestar Acquisition effective October 5, 2021.
Note 16 – Share-Based Compensation and Other Benefit Plans
Share-Based Compensation
We reserved 4,424,600 shares of Class A Common Stock for issuance under the Ranger Oil Management Incentive Plan (the “Incentive Plan”) for share-based compensation awards. A total of 811,573 time-vested restricted stock units (“RSUs”) and 664,414 performance-based restricted stock units (“PRSUs”) have been granted to employees and directors through December 31, 2022.
All of our share-based compensation awards are classified as equity instruments because they result in the issuance of common stock on the date of grant, upon exercise or are otherwise payable in common stock upon vesting, as applicable. The compensation cost attributable to these awards has been measured at the grant date and recognized over the applicable vesting periods as a non-cash expense.
We recognized $5.6 million, $15.6 million (including $10.4 million and $1.9 million as a result of the change-in-control events associated with the Lonestar Acquisition discussed below and the Juniper Transactions, respectively) and $3.3 million of share-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively, and nil, $0.5 million and $0.1 million of related income tax benefits for the years ended December 31, 2022, 2021 and 2020, respectively.
The Merger Agreement provided the terms in which Lonestar share-based awards held by Lonestar employees were replaced with share-based awards of the Company (“replacement awards”) on the acquisition date. For accounting purposes, the fair value of the replacement awards must be allocated between each employee’s pre-combination and post-combination services. Amounts allocated to pre-combination services have been included as consideration transferred as part of the Lonestar Acquisition. See Note 4 for a summary of consideration transferred. Compensation costs of $10.4 million allocated to post-combination services were recorded during the year ended December 31, 2021 as stock-based compensation expense from the immediate vesting of these awards pursuant to the terms of the Merger Agreement.
Time-Vested Restricted Stock Units
The RSUs entitle the grantee to receive a share of common stock upon the achievement of the applicable service period vesting requirement. The grant date fair value of our time-vested RSU awards are recognized on a straight-line basis over the applicable vesting period, which is generally over a three-year period.

The following table summarizes activity for our most recent fiscal year with respect to awarded RSUs:

	Time-Vested Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2022	230,517	$9.20
Granted	49,314	$35.07
Vested	(112,509)	$10.03
Forfeited	(17,451)	$12.77
Balance at December 31, 2022	149,871	$17.51
As of December 31, 2022, we had $1.6 million of unrecognized compensation cost attributable to RSUs. We expect that cost to be recognized over a weighted-average period of 1.74 years. The total grant date fair values of RSUs that vested in 2022, 2021 and 2020 were $1.1 million, $3.6 million and $2.8 million, respectively.
Performance Restricted Stock Units
The PRSUs entitle the grantee to receive a share of common stock upon the achievement of both service and market conditions.
The table below presents information pertaining to PRSUs granted in the following periods:

	2022	2021	2020	2019
PRSUs granted [1]	180,217	225,206	145,399	15,066
Monte Carlo grant date fair value [2]	$60.60 to $74.92	$17.74 to $33.31	$2.40	$34.02
Average grant date fair value [3]	$34.68	$13.63	not applicable	not applicable
___________________
1    The 2020 PRSU grants include one executive officers’ inducement award originally granted in August 2020 that was amended in April 2021 to conform vesting conditions to other PRSU awards granted in 2021.
2    Represents the Monte Carlo grant date fair value of PRSU grants based on the Company’s TSR performance (as defined below).
3    Represents the average grant date fair value of 2022 and 2021 PRSU grants based on the Company’s ROCE performance (as defined below).
Compensation expense for PRSUs with a market condition is being amortized ratably over three years for the 2022 and 2021 grants. For the 2020 and 2019 grants, compensation expense for the PRSUs with a market condition were amortized on a graded-vesting basis. The applicable period for the amortization of compensation expense ranges from less than one year to three years. Compensation expense for PRSUs with a performance condition is recognized ratably over three years when it is considered probable that the performance condition will be achieved and such grants are expected to vest. PRSUs with a market condition do not allow for the reversal of previously recognized expense, even if the market condition is not achieved and no shares ultimately vest.
The 2022 and 2021 PRSU grants contain performance measures of which 50% are based on the Company’s return on average capital employed (“ROCE”) relative to a defined peer group and 50% are based on the Company’s absolute total shareholder return and total shareholder return (“TSR”) relative to a defined peer group over the three-year performance period. The 2022 and 2021 PRSUs cliff vest from 0% to 200% of the original grant at the end of a three-year performance period based on satisfaction of the respective underlying conditions.
Vesting of PRSUs granted in 2020 and 2019 range from 0% to 200% of the original grant based on TSR relative to a defined peer group over the three-year performance period. As TSR is deemed a market condition, the grant-date fair value for the 2019, 2020 and a portion of the 2021 and 2022 PRSU grants is derived by using a Monte Carlo model. The table below presents ranges for the assumptions used in the Monte Carlo model for the PRSUs granted in the following periods:

	2022	2021 [1]	2020 [1]	2019
Expected volatility	134.98% to 138.75%	131.74% to 134.74%	101.32% to 117.71%	49.90%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.59%	0.22% to 0.29%	0.18% to 0.51%	1.66%
Performance period	2022-2024	2021-2023	2020-2022	2020-2022
___________________
1    One executive officer’s inducement award originally granted in August 2020 was amended in April 2021 to conform vesting conditions to other PRSU awards granted in 2021. The Monte Carlo assumptions for both years are included above.

The following table summarizes activity for our most recent fiscal year with respect to awarded PRSUs:

	Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2022	345,069	$16.20
Granted	180,217	$47.77
Vested	(68,190)	$10.12
Change in units based on performance [1]	(4,494)	$7.01
Forfeited	(12,502)	$21.47
Balance at December 31, 2022	440,100	$29.87
___________________
1    PRSUs granted in 2020 and 2019 are granted at a target of 100% but can vest from a range of 0% to 200% of the original grant based on performance as described above. Amount represents difference between original grant amount and amounts ultimately earned.
As of December 31, 2022, we had $6.6 million of unrecognized compensation cost attributable to PRSUs. We expect that cost to be recognized over a weighted-average period of 1.65 years.
Executive Transition and Retirement
In August 2020, we appointed Darrin Henke as our president and chief executive officer, or CEO, and director following the retirement of John Brooks. We incurred incremental G&A costs of approximately $1.2 million, in connection with Mr. Henke’s appointment and Mr. Brooks’ separation. In addition to those incremental costs, we recognized $0.7 million during the year ended December 31, 2020 for the accelerated vesting of certain share-based compensation awards of Mr. Brooks in connection with his retirement.
Defined Contribution Plan
We maintain the Ranger Oil Corporation and Affiliated Companies Employees 401(k) Plan (the “401(k) Plan”), a defined contribution plan, which covers substantially all of our employees. We provide matching contributions on our employees’ elective deferral contributions up to 6% of compensation up to the maximum statutory limits. The 401(k) Plan also provides for discretionary employer contributions. We recognized expense attributable to the 401(k) Plan of $1.2 million, $1.0 million, $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The charges for the 401(k) Plan are included as a component of G&A expenses in our consolidated statements of operations. Amounts representing accrued obligations to the 401(k) Plan of $0.4 million and $0.3 million are recorded within Accounts payable and accrued expenses on our consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Defined Benefit Pension and Postretirement Health Care Plans
We maintain unqualified legacy defined benefit pension and defined benefit postretirement health care plans that cover a limited number of former employees that retired prior to January 1, 2000. The combined expense recognized with respect to these plans was less than $0.1 million for each year ended December 31, 2022, 2021 and 2020, and is included as a component of Other, net in our consolidated statements of operations. The combined unfunded benefit obligations under these plans were $1.1 million as of December 31, 2022 and 2021 and are included within Accounts payable and accrued liabilities (current portion) and Other liabilities (non-current portion) on our consolidated balance sheets.

Note 17 – Earnings Per Share
Basic net earnings (loss) per share is calculated by dividing the net income (loss) available to Class A common shareholders, excluding net income or loss attributable to Noncontrolling interest, by the weighted average common shares outstanding for the period.
In computing diluted earnings (loss) per share, basic net earnings (loss) per share is adjusted based on the assumption that dilutive RSUs and PRSUs have vested and outstanding Common Units (and Class B Common Stock as applicable to the years ended December 31, 2022 and 2021) held by the Noncontrolling interest in the Partnership are exchanged for Class A Common Stock. Accordingly, our reported net income (loss) attributable to Class A common shareholders is adjusted due to the elimination of the Noncontrolling interest assuming exchange of the Common Units (and Class B Common Stock as applicable to the years ended December 31, 2022 and 2021) held by the Noncontrolling interest.
The following table provides a reconciliation of the components used in the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Year Ended December 31,
Numerator:	2022	2021	2020
Net income (loss)	$464,518	$98,918	$(310,557)
Net income attributable to Noncontrolling interest	(246,825)	(58,689)	—
Net income (loss) attributable to Class A common shareholders for Basic EPS	217,693	40,229	(310,557)
Adjustment for assumed conversions of RSUs and PRSUs	1,628	—	—
Adjustment for assumed conversions and elimination of Noncontrolling interest net income	—	58,689	—
Net income (loss) attributable to Class A common shareholders for Diluted EPS	$219,321	$98,918	$(310,557)

Denominator:
Weighted average shares outstanding used in Basic EPS	20,205	16,695	15,176
Effect of dilutive securities:
Common Units and Series A Preferred Stock or Class B Common Stock, as applicable, that are exchangeable for Class A Common Stock [1,2]	—	—	—
RSUs and PRSUs [2]	621	470	—
Weighted average shares outstanding used in Diluted EPS [2]	20,826	17,165	15,176
_____________________________________________
1    In connection with the Juniper Transactions in January 2021, we issued shares of Series A Preferred Stock. In October 2021, the Company effected a recapitalization and the Series A Preferred Stock were exchanged with Class B Common Stock and the designation of the Series A Preferred Stock was cancelled.
2     For the years ended December 31, 2022 and 2021, approximately 22.5 million potentially dilutive Common Units (and the associated 22.5 million Class B Common Stock) had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share. For the year ended December 31, 2020, approximately 0.1 million potentially dilutive securities, represented by RSUs and PRSUs, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share.
Note 18 – Subsequent Events
Proposed Merger with Baytex Energy Corp.
On February 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baytex pursuant to which, among other things, the Company will merge with and into a wholly owned subsidiary of Baytex with the Company surviving the merger as a wholly owned subsidiary of Baytex (the “Baytex Merger”). Subject to the terms and conditions of the Merger Agreement, each share of our Class A Common Stock issued and outstanding immediately prior to the effective time of the Baytex Merger (including shares of our Class A Common Stock to be issued in connection with the exchange of the Class B Common Stock and Common Units for Class A Common Stock), will be converted automatically into the right to receive: (i) 7.49 Baytex common shares and (ii) $13.31 in cash. The transaction was unanimously approved by the board of directors of each company and JSTX and Rocky Creek delivered a support agreement to vote their outstanding shares in favor of the Baytex Merger. The Baytex Merger is expected to close late in the second quarter of 2023, subject to the satisfaction of customary closing conditions, including the requisite shareholder and regulatory approvals.
Dividends
On March 3, 2023, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A Common Stock, payable on March 30, 2023 to holders of record of Class A Common Stock as of the close of business on March 17, 2023.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)
Oil and Gas Reserves
All of our proved oil and gas reserves are located in the continental United States. The estimates of our proved oil and gas reserves were prepared by our independent third party engineers, DeGolyer and MacNaughton, Inc. utilizing data compiled by us. DeGolyer and MacNaughton, Inc. is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists. Our Senior Vice President, Chief Operating Officer is primarily responsible for overseeing the preparation of the reserve estimate by DeGolyer and MacNaughton, Inc.
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
The following table sets forth our estimate of net quantities of proved reserves, including changes therein and proved developed and proved undeveloped reserves for the periods presented:

Proved Developed and Undeveloped Reserves	Oil (Mbbl)	NGLs (Mbbl)	Natural Gas (MMcf)	Total Equivalents (Mboe)
December 31, 2019	98,896	19,154	90,449	133,125
Revisions of previous estimates	(23,554)	(5,599)	(26,712)	(33,606)
Extensions and discoveries	29,966	3,208	15,357	35,734
Production	(6,829)	(1,165)	(5,360)	(8,887)
December 31, 2020	98,479	15,598	73,734	126,366
Revisions of previous estimates	(5,633)	(2,606)	(11,154)	(10,098)
Extensions and discoveries	45,709	9,877	47,774	63,548
Production	(7,711)	(1,326)	(6,712)	(10,155)
Purchase of reserves	32,278	18,476	121,550	71,012
December 31, 2021	163,122	40,019	225,192	240,673
Revisions of previous estimates	(35,615)	(7,381)	(44,239)	(50,369)
Extensions and discoveries	46,176	12,644	70,700	70,603
Production	(10,668)	(2,205)	(12,100)	(14,890)
Purchase of reserves	6,217	1,331	5,516	8,468
December 31, 2022	169,232	44,408	245,069	254,485
Proved Developed Reserves:
December 31, 2020	36,360	7,979	37,597	50,605
December 31, 2021	59,957	16,431	94,033	92,060
December 31, 2022	69,881	19,136	106,566	106,778
Proved Undeveloped Reserves:
December 31, 2020	62,119	7,619	36,137	75,761
December 31, 2021	103,165	23,588	131,159	148,613
December 31, 2022	99,351	25,272	138,503	147,707
The following is a discussion and analysis of the significant changes in our proved reserve estimates for the periods presented:
Year Ended December 31, 2022
In 2022, our proved reserves increased by 13.8 MMboe due to acquisitions and proved undeveloped reserves extensions. During 2022, Ranger Oil continued to drill and complete wells and increased drilling efficiencies in lateral footage capabilities. We optimized and refreshed the existing drilling inventory to access stranded acreage and optimize for longer laterals, resulting in an increase in average treatable lateral per well. This process resulted in an increase to extensions and discoveries of 70.6 MMboe that was offset by 34.3 MMboe of negative revisions due to schedule adjustments that moved wells beyond our five-year drilling window schedule. In addition, our revisions of previous estimates reflect: (i) 9.3 MMboe of unfavorable revisions attributable to changes in lateral lengths and type curves, (ii) unfavorable revisions of 10.0 MMboe due to performance, offset by (iii) favorable revisions due to pricing of 3.3 MMboe.

Year Ended December 31, 2021
In 2021, our proved reserves increased by 114.3 MMboe due primarily to the Juniper transactions and the Lonestar Acquisition increasing our reserves. During the COVID-19 pandemic, Ranger Oil continued to drill and complete wells and increased drilling efficiencies in lateral footage capabilities. Additionally, we optimized and refreshed the existing drilling inventory to access stranded acreage and optimize for longer laterals, resulting in an increase in average treatable lateral per well, thus increasing the average reserves per well. This process resulted in an increase to extensions and discoveries of 63.5 MMboe that was offset by 14.0 MMboe of negative revisions due to schedule adjustments that moved wells beyond our five-year drilling window schedule. In addition, our revisions of previous estimates reflect: (i) 5.8 MMboe of favorable revisions attributable to changes in lateral lengths and type curves and (ii) favorable revisions due to pricing of 3.6 MMboe, offset by (iii) unfavorable revisions of 5.5 MMboe due to performance.
Year Ended December 31, 2020
In 2020, our proved reserves declined by 6.8 MMboe due primarily to lower commodity pricing reducing our reserves in excess of the positive revisions to replace production. In light of the ongoing COVID-19 pandemic and its impact on our capital resources, we undertook a substantial review of our drilling plans and available site inventory that resulted in a substantial shift in the focus of our near-term drilling schedule to a greater focus on our core, oilier prospects. This process resulted in an increase to extensions and discoveries of 35.7 MMboe that was largely offset by 34.0 MMboe of negative revisions due primarily to certain wells that moved beyond our five-year drilling window schedule. In addition, our revisions of previous estimates reflect: (i) 6.9 MMboe of favorable revisions attributable to changes in lateral lengths and type curves, substantially offset by (ii) unfavorable revisions of 3.2 MMboe due to performance and (iii) declines in pricing of 3.2 MMboe.
Capitalized Costs Relating to Oil and Gas Producing Activities
The following table sets forth capitalized costs related to our oil and gas producing activities and accumulated DD&A for the periods presented:

	December 31,
	2022	2021	2020
Oil and gas properties:
Proved	$3,013,854	$2,327,686	$1,545,910
Unproved	41,882	57,900	49,935
Total oil and gas properties	3,055,736	2,385,586	1,595,845
Other property and equipment	25,318	26,131	23,068
Total capitalized costs relating to oil and gas producing activities	3,081,054	2,411,717	1,618,913
Accumulated depreciation and depletion	(1,273,005)	(1,028,970)	(896,219)
Net capitalized costs relating to oil and gas producing activities [1]	$1,808,049	$1,382,747	$722,694
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

	Year Ended December 31,
	2022	2021	2020
Development costs	$516,616	$262,439	$126,739
Proved property acquisition costs [1]	137,532	—	—
Unproved property acquisition costs	6,882	3,687	3,448
Exploration costs	1,214	86	342
	$662,244	$266,212	$130,529
_____________________________________________
1 Excludes the fair value of proved properties of $478.0 million recorded in the purchase price allocation with respect to the Lonestar Acquisition for the year ended December 31, 2021. The purchase was funded through the issuance of our common stock.
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
The following table summarizes the price measurements utilized, by product, with respect to our estimates of proved reserves as well as in the determination of the standardized measure of the discounted future net cash flows for the periods presented:

	Crude Oil	NGLs	Natural Gas
	$/bbl	$/bbl	$/MMBtu
December 31, 2020	$39.54	$7.51	$1.99
December 31, 2021	$66.57	$22.99	$3.60
December 31, 2022	$93.67	$35.42	$6.36

The following table sets forth the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	December 31,
	2022	2021	2020
Future cash inflows	$18,918,984	$12,157,254	$3,832,194
Future production costs	(4,204,946)	(2,938,528)	(1,356,505)
Future development costs	(2,876,385)	(1,809,394)	(926,904)
Future net cash flows before income tax	11,837,653	7,409,332	1,548,785
Future income tax expense	(1,720,781)	(978,510)	(60,598)
Future net cash flows	10,116,872	6,430,822	1,488,187
10% annual discount for estimated timing of cash flows	(5,268,597)	(3,373,661)	(837,897)
Standardized measure of discounted future net cash flows	$4,848,275	$3,057,161	$650,290
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following table summarizes the changes in the standardized measure of the discounted future net cash flows attributable to our proved reserves for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Sales of oil and gas, net of production costs	$(957,736)	$(476,734)	$(194,660)
Net changes in prices and production costs	2,145,419	1,324,982	(950,201)
Changes in future development costs	(81,629)	(129,058)	450,286
Extensions and discoveries	1,139,833	753,601	74,830
Development costs incurred during the period	380,463	131,743	102,459
Revisions of previous quantity estimates	(1,325,864)	(188,804)	(303,219)
Purchases of reserves-in-place	348,926	926,169	—
Changes in production rates and all other	144,547	353,520	(282,055)
Accretion of discount	341,872	65,755	160,010
Net change in income taxes	(344,717)	(354,303)	103,958
Net increase (decrease)	1,791,114	2,406,871	(838,592)
Beginning of year	3,057,161	650,290	1,488,882
End of year	$4,848,275	$3,057,161	$650,290

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, such disclosure controls and procedures were effective.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was completed based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on that assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
(c) Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements contained in this Form 10-K, has issued an attestation report on the internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Annual Report on Form 10-K.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
In accordance with General Instruction G(3), the information required will be filed as an amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements
The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 67 of this Annual Report on Form 10-K.
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

(4.2)	Form of 9.250% Senior Note due 2026 (incorporated by reference as Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2021).
(4.3)	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K filed on March 8, 2022).
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

(10.5.4) *
Fifth Amendment to Second Amended and Restated Construction and Field Gathering Agreement dated as of July 26, 2022 but made effective as of July 1, 2022, by and between Ironwood Shiner Pipeline, LLC, as successor to Nuevo Dos Gathering and Transportation, LLC, as successor to Republic Midstream, LLC and Penn Virginia Oil & Gas L.P. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 3, 2022).

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

(10.7.5)*	Form of Performance Restricted Stock Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021).
(10.7.6)*	Amendment No. 1 to the Penn Virginia Corporation 2017 Special Severance Plan (incorporated by reference to Exhibit 10.14 to Registrant's Current Report on Form 10-K filed on March 9, 2021).
(10.7.7)*	Ranger Oil Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2022).
(10.8)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 11, 2016).
(10.9)*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 21, 2020).
(10.10)
Second Amended and Restated Agreement of Limited Partnership, dated as of October 6, 2021, by and among PV Energy Holdings GP, LLC, Penn Virginia Corporation, JSTX Holdings, LLC and Rocky Creek Resources, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 7, 2021).

(10.11)
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

(21.1)#	Subsidiaries of Ranger Oil Corporation.
(23.1)#	Consent of Grant Thornton LLP.
(23.2)#	Consent of DeGolyer and MacNaughton.
(31.1)#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)#	Certification Pursuant to 18 Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.1)#	Report of DeGolyer and MacNaughton dated February 2, 2023 concerning evaluation of oil and gas reserves.
(101.INS)#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)#	The cover page of Ranger Oil Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

RANGER OIL CORPORATION

March 9, 2023	By:	/s/ RUSSELL T KELLEY, JR.
Russell T Kelley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 9, 2023	By:	/s/ KAYLA D. BAIRD
Kayla D. Baird
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DARRIN J. HENKE	President and Chief Executive Officer and Director	March 9, 2023
Darrin J. Henke	(Principal Executive Officer)

/s/ RUSSELL T KELLEY, JR.	Senior Vice President, Chief Financial Officer and Treasurer	March 9, 2023
Russell T Kelley, Jr.	(Principal Financial Officer)

/s/ KAYLA D. BAIRD	Vice President, Chief Accounting Officer and Controller	March 9, 2023
Kayla D. Baird	(Principal Accounting Officer)

/s/ RICHARD BURNETT	Director	March 9, 2023
Richard Burnett

/s/ TIFFANY THOM CEPAK	Director	March 9, 2023
Tiffany Thom Cepak

/s/ GARRETT CHUNN	Director	March 9, 2023
Garrett Chunn

/s/ KEVIN CUMMING	Director	March 9, 2023
Kevin Cumming

/s/ EDWARD GEISER	Chairman of the Board	March 9, 2023
Edward Geiser

/s/ TIMOTHY W. GRAY	Director	March 9, 2023
Timothy W. Gray

/s/ JOSHUA SCHMIDT	Director	March 9, 2023
Joshua Schmidt

/s/ JEFFREY WOJAHN	Director	March 9, 2023
Jeffrey Wojahn