Form 10-K/A
period 2022-12-31
Ranger Oil Corp
filed 2023-04-26
CIK 77159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________________
 FORM 10-K/A
(Amendment No. 1)
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

Auditor Name	Auditor Location	Auditor Firm ID
Grant Thornton LLP	Houston, Texas	PCAOB ID Number 248
DOCUMENTS INCORPORATED BY REFERENCE
None.

RANGER OIL CORPORATION
ANNUAL REPORT ON FORM 10-K/A
 For the Fiscal Year Ended December 31, 2022

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Ranger Oil Corporation (the “Company,” “Ranger Oil,” “we,” “us” or “our”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Original 10-K”), is being filed pursuant to General Instruction G(3) to Form 10-K to provide the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be filed as an amendment to Form 10-K or incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Form 10-K/A at this time as we no longer intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2022 in light of the Merger (as defined below). In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended and restated to reflect the filing of these new certifications and the incorporation by reference of the Merger Agreement. We are not including certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

As disclosed in our Current Report on Form 8-K filed with the SEC on February 28, 2023 (the “February 28, 2023 8-K”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Baytex Energy Corp. (“Baytex”), pursuant to which, on the terms and subject to the conditions therein, a subsidiary of Baytex will merge with and into the Company, with the Company being the surviving entity and a direct wholly owned subsidiary of Baytex (the “Merger”). In the Merger and related transactions, holders of the Company’s Class B common stock will receive shares of the Company’s Class A common stock in exchange for all of their common units in ROCC Energy Holdings, L.P. and shares of Class B common stock, and, following such exchange, each issued and outstanding eligible share of the Company’s Class A Common Stock will be converted into the right to receive 7.49 Baytex common shares plus $13.31 in cash. The closing of the Merger is subject to a number of conditions, some of which are outside of our control, and there can be no assurance that it will close within our currently anticipated time frame or at all. See the February 28, 2023 8-K and “Item 1.A. Risk Factors—Risks Related to the Baytex Merger” in the Original 10-K for more information.

Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the filing of the Original 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and positions of the members of the Company’s board of directors (the “Board”) and the Company’s executive officers, together with certain information concerning each of them as of March 28, 2023, is set forth below.

OUR BOARD OF DIRECTORS

Age, Business Experience, Other Directorships and Qualifications	Director of the Company Since
Darrin J. Henke, age 56	2020
Mr. Darrin J. Henke has served on the Board and as President and Chief Executive Officer (“CEO”) of the Company since August 2020. Prior to joining Ranger Oil, Mr. Henke served nearly five years (between 2015 and 2020) as the CEO of Gary Petroleum Partners and Gary Permian LLC, a private oil and gas acquisition and development company. He was previously employed by Encana Oil & Gas (USA) Inc. for eleven years in a variety of roles, including USA Division President, overseeing, among others, Encana’s entrance into the Eagle Ford and Permian Basins. With over thirty years of experience in the oil and gas industry, Mr. Henke was also employed by Tom Brown Inc., Venoco Inc. and Burlington Resources. Mr. Henke graduated summa cum laude with a B.S. in Mechanical Engineering from Texas Tech University and also completed Duke’s Advanced Management Program. He was the recipient of the Denver Business Journal’s Power Book Award for outstanding business leadership, currently sits on the board of Colorado’s State Chamber of Commerce and is a registered Professional Petroleum Engineer. The Board believes that Mr. Henke’s experience in the exploration and production industry and detailed knowledge of our operations lends critical support to the Board’s decision-making process.

Tiffany Thom Cepak, age 50	2019(3)(4)
Ms. Tiffany Thom Cepak has served on our Board since September 2019. Ms. Cepak has more than 25 years of operational and financial experience within the energy industry and was the Chief Financial Officer (“CFO”) of Energy XXI Gulf Coast Inc., an oil and natural gas development and production company, from August 2017 until October 2018. She was also CFO of KLR Energy Acquisition Corp., a special purpose acquisition company (and subsequent to its business combination, Rosehill Resources Inc.) from January 2015 to June 2017 and CFO of EPL Oil & Gas, Inc. for four years until it was sold in 2014. Ms. Cepak has served as director of California Resources Company since October 2020 (chairman of the Board since April 2021), a director of EnLink Midstream, LLC since December 2021 and a director of Patterson-UTI Energy, Inc. since August 2014. She served as a director of Yates Petroleum Corporation, a privately owned onshore exploration and production company, from October 2015 to October 2016. Ms. Cepak began her career as a Senior Reservoir Engineer with Exxon Production Company and Exxon Mobil Company with operational roles, including reservoir and subsurface completion engineering. Ms. Cepak holds a B.S. in Engineering from the University of Illinois and a Master of Business Administration in Management with a concentration in Finance from Tulane University. The Board believes that Ms. Cepak’s financial and operational experience in the energy industry provides significant contributions to our Board.

Richard Burnett, age 49	2021(2)(3)
Mr. Richard Burnett has served on the Board since October 2021. He has served as the President and Chief Executive Officer of Silver Creek Exploration, a privately owned oil and natural gas company, since November 2019. He served as the Chief Financial Officer of Covey Park Energy, a privately owned natural gas company, from June 2017 to October 2019, where he was instrumental in the divestiture of the company. Before joining Covey Park Energy, Mr. Burnett served as the Chief Financial Officer of Double Eagle Energy Holdings II from September 2016 to June 2017 and served as the Vice President, Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc. from November 2013 to August 2016. Prior to these roles, Mr. Burnett was a partner at KPMG LLP and a Manager at Arthur Anderson LLP. Mr. Burnett previously served as the Chairman of the Board of Lonestar Resources US Inc. from November 2020 until the sale of Lonestar to Ranger Oil in October 2021. He also serves as a Director and the Chairman of the Audit Committee of Select Energy Services since November 2016, and served as a director and the Chairman of the Audit Committee of US Well Services from December 2018 to October 2022. Mr. Burnett is a Certified Public Accountant in the State of Texas. He received a Bachelor’s Degree in Accounting from Texas Tech University. The Board believes that Mr. Burnett’s prior experience as an executive and his past audit, accounting and financial reporting experience provide significant contributions to our Board.

Age, Business Experience, Other Directorships and Qualifications	Director of the Company Since
Jeffrey E. Wojahn, age 60	2019(1)(3)(4)
Mr. Jeffrey E. Wojahn has served on our Board since September 2019. Mr. Wojahn served as Executive Vice President of EnCana Corporation from 2003 to 2013 and was President of Encana Oil & Gas (USA) Inc. from 2006 to 2013. Mr. Wojahn held senior management and operational positions in Canada and the United States and has extensive experience in unconventional resource play development. He served as Advisory Board member for Morgan Stanley Energy Partners from October 2014 until 2017. Since March 2017, Mr. Wojahn has served as the Executive Chairman of MiddleFork Energy Partners, a privately held exploration and production company, and also has served as a director of Civitas Resources, Inc. (formerly Bonanza Creek Energy, Inc.) since November 2014. Mr. Wojahn received his B.S. in Geophysics from the University of Calgary in 1985. The Board believes that Mr. Wojahn’s prior extensive operational experience as an executive of several energy companies provides significant contributions to our Board.

Garrett Chunn, age 32	2022(4)
Mr. Garrett Chunn has served on our Board since May 2022. Mr. Chunn is a Senior Vice President at Juniper, our controlling shareholder, which he joined in August 2020. Mr. Chunn has over 10 years of experience in the energy industry in both operational and business development related roles. Prior to joining Juniper, he was a Vice President at Kayne Anderson’s Energy Group. While at Kayne Anderson, Mr. Chunn was responsible for reserve-based valuations and engineering oversight of Kayne Anderson’s oil & gas portfolio companies. Prior to joining Kayne Anderson, Mr. Chunn held various acquisitions and divestitures (“A&D”), engineering, and asset development roles at Encana Oil & Gas. During his time at Encana, Mr. Chunn focused on reservoir engineering, drilling and completions engineering, and A&D activity across a number of the company’s assets in various basins. Mr. Chunn holds a B.S. in Petroleum Engineering from Louisiana State University. Mr. Chunn’s experience in the energy industry and his significant operational experience provides the Board with valuable insight.

Kevin Cumming, age 45	2021(1)(2)
Mr. Kevin Cumming has served on our Board since January 2021. Mr. Cumming is a Partner and member of the investment committee at Juniper, our controlling shareholder. He was part of the original investment team for Juniper beginning in 2005, and he re-joined in 2014 when it was re-formed. Prior to re-joining Juniper, Mr. Cumming co-founded and was President of Expedition Water Solutions, a private equity-backed oilfield water company. Mr. Cumming also served as a Vice President of White Deer Energy, a Houston-based middle-market private equity firm focused on the energy industry. During his career, he has been involved with over 20 private energy companies, many of which he helped found, and served on numerous Boards. Mr. Cumming has also held various roles at Select Energy Services, Buckeye Partners and Merrill Lynch. Mr. Cumming holds a B.B.A. in Business Honors and Finance from The University of Texas at Austin and an M.B.A. from Rice University. Mr. Cumming brings to the Board significant operational experience from his career in the energy industry.

Edward Geiser, age 45	2021(1)(2)
Mr. Edward Geiser has served on our Board and as Chairman of the Board since January 2021. Mr. Geiser is the Managing Partner of Juniper, our controlling shareholder, as well as the head of the firm’s investment committee. He assisted with the original formation of Juniper in 2003 and led the firm’s re-formation in 2014. Prior to 2014, Mr. Geiser was a Managing Director at Och-Ziff Capital Management where he focused on Och-Ziff’s private investing activity in the energy industry in North America for over five years. Over the past 12 years, Mr. Geiser has served on the boards of a number of private upstream and midstream energy companies with assets located in the United States. Prior to Och-Ziff, Mr. Geiser worked at each of Merrill Lynch and Morgan Stanley in Houston where he focused on advisory work related to public and private energy companies. Mr. Geiser received a B.S. in Finance from the Louisiana State University. Mr. Geiser’s experience from having served on the boards of a number of private upstream and midstream energy companies provides the Company with valuable insight and supports the Board’s decision-making.

Age, Business Experience, Other Directorships and Qualifications	Director of the Company Since
Timothy Gray, age 48	2021(1)
Mr. Timothy Gray has served on our Board since January 2021. Mr. Gray is the General Counsel and Chief Compliance Officer of Juniper, our controlling shareholder. Prior to joining Juniper in 2017, Mr. Gray was a Managing Director and General Counsel at Och-Ziff Capital Management Group for over eight years. Mr. Gray holds a J.D. from Boston College Law School and a B.S. in Business Administration and Political Science from the University of North Carolina at Chapel Hill. Mr. Gray brings to the Board a comprehensive understanding of governance, regulations and risk management from his roles at Juniper and Och-Ziff.

Joshua Schmidt, age 40	2021(2)(4)
Mr. Joshua Schmidt has served on our Board since January 2021. Mr. Schmidt is a Partner at Juniper, our controlling shareholder. Prior to joining the firm in 2014, he was a portfolio manager for Whiteside Energy Fund, LP. Mr. Schmidt has over fifteen years of experience in the energy industry and has been involved in the formation and management of over ten private energy companies. He currently serves on the boards of several Juniper portfolio companies. Mr. Schmidt received a B.S. in Finance from the University of Notre Dame. Mr. Schmidt brings significant leadership experience to the Board from his extensive career in the energy industry.
(1)    Member of the Nominating, Environmental, Social and Governance Committee (the “NESG” Committee)
(2)    Member of the Compensation and Benefits Committee (the “C&B” Committee)
(3)    Member of the Audit Committee
(4)    Member of the Reserves Committee
Affiliates of Juniper Capital Advisors, L.P. (“Juniper”) hold 22,548,998 common units (the “Common Units”) in a partnership subsidiary of the Company and 22,548,998 shares of our Class B Common Stock, which Common Units and Class B Common Stock are redeemable or exchangeable for 22,548,998 shares of our Class A Common Stock. The holders of the Class B Common Stock and their permitted transferee(s) (the “Permitted Class B Owners”), are entitled to designate five of the nine members of our Board in accordance with our Articles of Incorporation and that certain Amended and Restated Investor and Registration Rights Agreement dated October 6, 2021, as amended (the “Investor Rights Agreement”) (the directors from time to time appointed to the Board pursuant to Juniper’s designation rights under the Investor Rights Agreement and Articles, the “Investor Directors”). The current Investor Directors are Edward Geiser, who is also the Chairman of the Board, Garrett Chunn, Kevin Cumming, Joshua Schmidt, and Timothy Gray.

OUR EXECUTIVE OFFICERS

Set forth below is information regarding the age, positions and offices held with us and the business experience of each of our executive officers.

Age, Position with the Company and Business Experience	Officer of the Company Since
Darrin J. Henke (see above)	2020

Russell T Kelley, Jr., age 47	2019
Mr. Kelley has served as our Senior Vice President, Chief Financial Officer and Treasurer since November 13, 2019. Mr. Kelley previously served as Chief Financial Officer of Extraction Oil & Gas, Inc. from May 2014 through September 2019. Prior to joining Extraction Oil & Gas, Inc. Mr. Kelley ran the Oil & Gas practice of Moelis & Company, a global investment bank, where he was a partner and managing director covering upstream and integrated oil & gas companies. Prior to that, he worked at Goldman, Sachs & Co., where he was a Senior Vice President. In such roles, Mr. Kelley has executed over $70 billion of M&A/advisory assignments and has led capital market transactions raising over $15 billion for clients. He has been in the energy and financial sector since 1998, with experience in commodities trading, corporate development and investment banking. He holds an MBA from The Wharton School of the University of Pennsylvania, where he graduated as a Palmer Scholar, and a BA from Vanderbilt University.

Julia Gwaltney, age 51	2021
Ms. Gwaltney joined the Company as our Senior Vice President, Development in January 2021 and was promoted to Senior Vice President, Chief Operating Officer in March 2022. Prior to joining Ranger Oil, Ms. Gwaltney was the Chief Operating Officer for Gary Permian, LLC, from November 2015 to January 2020, where she led the entry into the Delaware Basin and the development of the property. Previously, she was with Samson Resources as Vice President of Western Operations from April 2014 to November 2015, overseeing the Williston, Powder River, San Juan and Green River Basin assets. She was previously employed with Encana for 14 years, where she assumed increasing roles of responsibility with her last role as Vice President and General Manager of the Northern Operations. She started her career at Burlington Resources. Ms. Gwaltney received her B.S. from Colorado School of Mines and is a registered petroleum engineer.

CORPORATE GOVERNANCE

Role of the Board

Our business is managed under the direction of the Board. The Board has adopted Corporate Governance Principles describing its duties. A copy of our Corporate Governance Principles is available at the “Corporate Governance” section of our website, http://www.rangeroil.com. The Board meets regularly to review significant developments affecting the Company and to act on matters requiring Board approval. The Board held 12 meetings in 2022. During 2022, each of our incumbent directors attended at least 75% of the aggregate of all meetings of the Board and committees of the Board on which he or she served during such director’s service. As set forth in our Corporate Governance Principals, directors are expected to attend our annual shareholder meetings. All of the directors serving on the Board at the time attended our 2022 Annual Meeting of Shareholders.

Directors

The NESG Committee of the Board has determined that each of Messrs. Chunn, Cumming, Geiser, Gray, Burnett, Schmidt and Wojahn and Ms. Cepak is an “independent director” (and for his time of Board service during 2022, Mr. Temitope Ogunyomi was an “independent director”) as defined by the Nasdaq listing standards and applicable SEC rules and regulations. We refer to those current directors as “Independent Directors.”

Controlled Company Status

Because Juniper controls a majority of our issued and outstanding voting power, we are a “controlled company” under the Nasdaq listing standards. As a result, we are not required to comply with certain corporate governance requirements, including the requirement to have a majority of the board of directors be independent directors and the requirement to have compensation and nominating committees that are composed entirely of independent directors. We have nevertheless opted to have a majority of our board of directors be independent and to have a compensation and nominating committee comprised of independent directors, as more fully described below.

Executive Sessions and Meetings of Independent Directors; Communications with the Board

Our Independent Directors meet in executive sessions without management during regularly scheduled Board meetings and may do so, if appropriate, during Board meetings which are scheduled on an as needed basis. Our Chairman of the Board presides over executive sessions. Shareholders and other interested parties may communicate with us, including the full Board and the Chairman of the Board or any other individual director, by contacting the Board, the Chairman or any other individual director in writing at c/o Corporate Secretary, Ranger Oil Corporation, 16285 Park Ten Place, Suite 500, Houston, Texas 77084. The Corporate Secretary of the Company reviews all such communications and forwards the communications to the Board, Chairman of the Board or any other individual director, as appropriate. All such communications should identify whether the author is a shareholder and clearly state whether the intended recipients are all members of the Board, the Chairman of the Board or just certain specified individual directors. Our Corporate Secretary will make copies of all such communications and circulate them to the appropriate director or directors. Communications involving substantive accounting or auditing matters will be immediately forwarded to the Chairperson of the Audit Committee. Communications that pertain to non-financial matters will be forwarded promptly to the appropriate committee. Certain items that are unrelated to the duties and responsibilities of the Board will not be forwarded such as: business solicitation or advertisements; product related inquiries; junk mail or mass mailings; resumes or other job-related inquiries; spam and overly hostile, threatening, potentially illegal or similarly unsuitable communications.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics as its “code of ethics” as defined in Item 406 of Regulation S-K, which applies to all of our directors, officers, employees and consultants, including our Chief Executive Officer, or our “CEO,” Chief Financial Officer, or our “CFO,” principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available at the “Corporate Governance” section of our website, http://www.rangeroil.com. We intend to disclose future amendments to the Code of Business Conduct and Ethics or waivers of its provisions granted to executive officers and directors on our website within four business days following the date of such amendment or waiver in accordance with applicable rules.

Board Leadership Structure and Risk Oversight

We currently have separate Chairman of the Board and CEO positions. We believe that this Board leadership structure has been and continues to be the best for us and our shareholders. As the oversight responsibility of directors continues to grow, we believe that it is most prudent to have an independent chairman whose primary service to us is Board leadership and a CEO who can focus all of his time on overseeing our management and day-to-day business.

The Board has eight Independent Directors. A number of our Independent Directors are currently serving or have served as directors or members of senior management of other public and private companies. We also have four board committees comprised solely of Independent Directors, each with a different Independent Director serving as chairman of the committee. See “—Committees of the Board.” We believe that having eight experienced Independent Directors and strong committees contributes to the leadership of the Board.

The Audit Committee is primarily responsible for overseeing our risk management processes on behalf of the full Board. The Audit Committee and the full Board focus on and discuss with management the most significant risks facing us and our general risk management strategy, and also seek to ensure that risks undertaken by us are consistent with the Board’s view of risk. The Audit Committee, in the course of its oversight activities, also conducts periodic reviews of the Company’s cybersecurity policies, procedures and risks. In addition to the formal processes, the Board and the Audit Committee encourage management to promote a corporate culture that understands risk management and incorporates it into overall corporate strategy and day-to-day business operations.

Committees of the Board

The Board has a Nominating, Environmental, Social and Governance Committee, a Compensation and Benefits Committee, an Audit Committee and a Reserves Committee. Each of the Board’s committees acts under a written charter, which was adopted and approved by the Board. Copies of the committees’ charters are available at the “Corporate Governance” section of our website, http://www.rangeroil.com.

Nominating, Environmental, Social and Governance Committee. Messrs. Geiser, Cumming, Gray and Wojahn are the members of the NESG Committee and each is an Independent Director as defined by Nasdaq listing standards. Mr. Geiser is the chairman of the NESG Committee. Subject to the Investor Rights Agreement, the NESG Committee (i) seeks, identifies and evaluates individuals who are qualified to become members of the Board, (ii) recommends to the Board candidates to fill vacancies on the Board, as such vacancies occur and (iii) recommends to the Board the slate of nominees for election as directors by our shareholders at each Annual Meeting of Shareholders. The NESG Committee will consider nominees recommended by shareholders. Shareholder recommendations for director nominees will receive the same consideration by the NESG Committee that other nominations receive. The NESG Committee recommends individuals as director nominees based on professional, business and industry experience, ability to contribute to oversight of our business and willingness to commit the time and effort required of a director. The NESG Committee also considers whether and how a director candidate’s views, experience, skill, education or other attributes may contribute to the Board’s diversity. While the NESG Committee does not require that each individual director candidate contribute to the Board’s diversity, diversity is an important consideration in the director nomination process because the Board believes that people of different genders, experiences, ages, races and ethnic backgrounds can contribute different, useful perspectives, while collaborating effectively to further the Company’s objectives. The NESG Committee in general strives to ensure that the Board, as a group, is comprised of individuals with diverse backgrounds and experience conducive to understanding and being able to contribute to all financial, operational, strategic and other aspects of our business. Furthermore, the NESG Committee seeks to include highly qualified women and individuals from minority groups in the pool from which Board nominees are selected. The Board assesses effectiveness of its diversity considerations as part of the Board nomination process. Director nominees must possess good judgment, strength of character, a reputation for integrity and personal and professional ethics and an ability to think independently while contributing to a group process. The NESG Committee also recommends to the Board the individual(s) to serve as Chairman of the Board. Additionally, the NESG Committee assists the Board in implementing our Corporate Governance Principles, oversees Board self-evaluation through an annual review of Board and committee performance, assists the Independent Directors in establishing succession policies in the event of an emergency or retirement of our CEO and oversees and makes recommendations to the Board regarding sustainability matters relevant to the Company’s business, including environmental, social and governance matters. The NESG Committee may obtain advice and assistance from outside director search firms as it deems necessary to carry out its duties. The NESG Committee met five times in 2022.

Compensation and Benefits Committee. Messrs. Schmidt, Geiser, Burnett and Cumming are the members of the C&B Committee, and each is an Independent Director under applicable Nasdaq listing standards and SEC rules and regulations for compensation committee independence. Mr. Schmidt is the chairman of the C&B Committee. The C&B Committee is responsible for determining the compensation of our executive officers. The C&B Committee also periodically reviews and makes recommendations or decisions regarding our incentive compensation and equity-based plans, provides oversight with respect to our other employee benefit plans and reports its decisions and recommendations with respect to such plans to the Board. The C&B Committee also reviews and makes recommendations to the Board regarding our director compensation policy. The C&B Committee may obtain advice and assistance from outside compensation consultants and other advisors as it deems necessary to carry out its duties. The C&B Committee met seven times in 2022.

Audit Committee. Messrs. Burnett and Wojahn and Ms. Cepak are the members of the Audit Committee, and each is an Independent Director under applicable Nasdaq listing standards and SEC rules and regulations for audit committee independence. Mr. Burnett is the chairman of the Audit Committee. Mr. Burnett and Ms. Cepak are each “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee is responsible for the appointment, compensation, evaluation and termination of our independent registered public accounting firm, and oversees the work, internal quality-control procedures and independence of our independent registered public accounting firm. The Audit Committee discusses with management and our independent registered public accounting firm our annual audited and quarterly unaudited financial statements and recommends to the Board that our annual audited financial statements be included in our Annual Report on Form 10-K. The Audit Committee also discusses with management earnings press releases, earnings presentations and any financial guidance. The Audit Committee appoints, replaces, dismisses and, after consulting with management, approves the compensation of our outside internal audit firm. The Audit Committee also provides oversight with respect to business risk matters, compliance with ethics policies and compliance with legal and regulatory requirements. The Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, auditing and other matters and the confidential anonymous submission by employees of concerns regarding questionable accounting, auditing and other matters. The Audit Committee may obtain advice and assistance from outside legal, accounting or other advisors as it deems necessary to carry out its duties. The Audit Committee met five times in 2022.

Reserves Committee. Ms. Cepak and Messrs. Wojahn, Chunn and Schmidt are the members of the Reserves Committee, and each is an Independent Director under applicable Nasdaq listing standards. Ms. Cepak is the chairman of the Reserves Committee. Ms. Cepak has previous experience in oil and natural gas engineering and estimation of reserves pursuant to the Reserves Committee Charter. The Reserves Committee is responsible for the appointment, compensation, evaluation and termination of our independent engineering consultants, and oversees the review and evaluation of our reserves by the independent engineering consultants. The Reserves Committee advises the Board as to whether our public reserves disclosure is consistent with all applicable laws and regulations and periodically reviews our procedures for providing information to the independent qualified reserves consultant. The Reserves Committee, at least annually, meets with the independent engineering consultants to (a) review and consider their assessments of the Company’s oil and natural gas reserves; (b) determine whether any restrictions placed on their scope of activities or access to requested information affected their ability to report on reserves data without reservation; (c) review the reserve report and/or audit of the estimated amounts of the Company’s hydrocarbon reserves; and (d) review their work, findings and any significant disagreements with the Company’s management. The Reserves Committee met six times in 2022.

Diversity Matrix

Board Diversity Matrix (As of April 26, 2023)
Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	-	1
Part II: Demographic Background
African American or Black	1	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	7	-	-
Two or More Races or Ethnicities	1	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	1

Compensation of Directors

The following table sets forth the aggregate compensation paid to our non-employee directors during 2022:

2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Richard Burnett	88,500	116,228	10,000	214,728
Garrett Chunn(3) (4)	—	—	—	—
Kevin Cumming(4)	—	—	25,000	25,000
Edward Geiser(4)	—	—	—	—
Timothy Gray(4)	—	—	—	—
Temitope Ogunyomi(4) (5)	—	—	—	—
Joshua Schmidt(4)	—	—	—	—
Tiffany Thom Cepak	82,500	116,228	—	198,728
Jeffrey E. Wojahn	70,000	116,228	25,000	211,228

(1)    Value reflects the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718 based on the closing price of our Class A Common Stock on the date of grant. As of December 31, 2022, Ms. Cepak and Messrs. Burnett and Wojahn each had 3,366 unvested restricted stock units, respectively. None of our other directors held any stock options or stock awards.
(2)    Includes the Company’s contribution to charitable organizations designated by such director under the Company’s matching gifts program.
(3)    Mr. Chunn joined the Board on May 26, 2022, filling the vacancy left by Mr. Ogunyomi.
(4)    Messrs. Chunn, Cumming, Geiser, Gray, Ogunyomi and Schmidt agreed to waive all compensation, including equity compensation, payable in exchange for their service on the Board and committees of the Board.
(5)    Mr. Ogunyomi resigned from the Board on May 26, 2022.

Our director compensation package provided for the following for 2022:

•an annual cash retainer of $70,000 to each non-employee director, payable quarterly in arrears and pro-rated for any periods of partial service; and

•annual cash retainers of $18,500, $15,000, $12,500 and $12,500 for the Chairman of the Audit, C&B, NESG and Reserves Committees, respectively, payable quarterly in arrears and pro-rated for any periods of partial service.

Additionally, our director compensation policy generally provides for the annual grant of $120,000 in restricted stock units to each non-employee director. Pursuant to the policy, Messrs. Burnett and Wojahn and Ms. Cepak were each granted 3,366 restricted stock units on April 6, 2022.

For 2023, the annual cash retainer has been increased by $10,000 to $80,000 and Messrs. Burnett and Wojahn and Ms. Cepak were each granted 3,026 restricted stock units on March 14, 2023.

Non-Employee Director Stock Ownership and Retention Guidelines

We maintain stock ownership and retention guidelines, which require our non-employee directors to retain at least 75%, on an after-tax basis, of shares of Class A Common Stock issued to such director upon vesting of restricted stock units granted under the Company’s 2019 Management Incentive Plan (the “Incentive Plan”) until such time as the director has shares of Class A Common Stock or restricted stock units having a value equal to four times the annual cash retainer payable to such director for serving on the Board.

Baytex Merger

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Baytex Energy Corp. (“Baytex”) pursuant to which, among other things, the Company will merge with and into a wholly owned subsidiary of Baytex with the Company surviving the merger as a wholly owned subsidiary of Baytex (the “Baytex Merger”), each of the outstanding restricted stock units granted to our non-employee directors will vest in full upon the consummation of the Baytex Merger and be cancelled and converted into the right to receive (1) 7.49 common shares, without nominal or par value, in the capital of Baytex (the “Share Consideration”); and (ii) $13.31 in cash, without interest (the “Cash Consideration” and, together with the Share Consideration, the “Merger Consideration”), plus any dividend equivalents payable with respect to such award that remains unpaid as of the merger effective time.
Item 11. Executive Compensation

Compensation Discussion and Analysis

Our 2022 named executive officers, or “NEOs,” consist of the following persons:

•Darrin J. Henke, our President and Chief Executive Officer;
•Julia Gwaltney, our Senior Vice President, Chief Operating Officer; and
•Russell T Kelley, Jr., our Senior Vice President, Chief Financial Officer and Treasurer.

Set forth below is a discussion and analysis of our compensation policies and practices for 2022 regarding our NEOs.

Objectives of Our Compensation Program

Our compensation program is based on the following objectives:

•Accountability—Executives should be held accountable for our annual performance and the achievement of our longer-term strategic goals, as well as their own individual performance over both the short and long-term. We satisfy this objective by tying compensation to the achievement of financial, strategic and operational goals based on both short- and long-term corporate performance measures. See “2022 Annual Incentive Cash Bonuses” and “Long-Term Equity Compensation” below.

•Drive Desired Behaviors—Our compensation program, particularly regarding incentive compensation, should be designed to drive desired behaviors consistent with our values and to achieve stated goals. We satisfy this objective by setting performance metrics for us and our executives that we believe will drive these behaviors and help us achieve our goals.

•Align Interests of Executives and Shareholders—Executive compensation should align the interests of our executives with those of our shareholders. We maintain executive stock ownership guidelines which require executives to retain 75% of their after tax shares of Class A Common Stock issued as a result of the vesting of restricted stock units until such time as they meet certain ownership thresholds (five times base salary for our CEO and three times base salary for our other NEOs). Additionally, our compensation program aligns pay to performance by making a substantial portion of total executive compensation variable, or “at-risk,” through an annual bonus program that provides payment only upon meeting or exceeding our performance goals and long-term incentive equity awards, which include time-vested restricted stock units (“TRSUs”) and performance-based restricted stock units (“PBRSUs” and together with the TRSUs, the “RSUs”). As performance goals are met, not met, or exceeded, executives are rewarded commensurately. Historically, awards granted to officers generally comprised 50% TRSUs and 50% PBRSUs, each payable in Class A Common Stock, while our other employees received either 100% TRSUs, or no long-term equity compensation, depending on their positions. However, in order to better align executive and key employee pay with shareholders, beginning in April 2021, 100% of officer equity awards and 50% of other key employee equity awards were granted in the form of PBRSUs with returns-based performance metrics resulting in a material portion of the compensation of such persons being at-risk.

•Flexible Enough to Respond to Changing Circumstances—We are in a cyclical and volatile business, so we should have a flexible compensation program that is responsive to different circumstances at various points in time. To meet this objective, the C&B Committee retains discretion to award higher or lower compensation than performance metrics would indicate if circumstances so warrant.

•Industry Competitive—Total executive compensation should be industry-competitive so that we can attract, retain and motivate talented executives with the experience and skills necessary for our success. We satisfy this objective by staying apprised, through our own research and with the assistance of the C&B Committee’s independent compensation consultant, of the amounts and types of executive compensation that our peers pay, as well as general industry trends.

•Internally Consistent and Equitable—Executive compensation should be internally consistent and equitable. We satisfy this objective by considering not only peer benchmarks, but also our NEOs’ capabilities, levels of experience, tenures, positions, responsibilities and contributions when setting their compensation. Additionally, officers have more of their incentive compensation at risk and tied to corporate performance because they are typically in a position to have a larger impact on our overall performance.

How Compensation Is Determined

Committee Process. The C&B Committee annually reviews and discusses with our CEO his evaluation of the performance of each of our other officers and gives considerable weight to our CEO’s evaluations when assessing our other officers’ performance and determining their compensation. The C&B Committee bases its independent evaluation of our CEO, and our CEO bases his evaluation of each of our other officers, primarily on whether we met or exceeded certain quantitative corporate performance metrics and the officer’s individual performance for such year. Those achievement levels are considered in the context of any other factors the C&B Committee deems appropriate including retention needs, internal pay equity and market competitiveness.

Independent Compensation Consultants. The C&B Committee has engaged Meridian Compensation Partners, LLC, or “Meridian”, as its independent compensation consultant, to assist in a general review of the compensation packages for our NEOs. The C&B Committee has assessed the independence of Meridian and reviewed its relationship with Meridian and considered all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act. Based on this review, the C&B Committee concluded that Meridian is independent and there are no conflicts of interest raised by the work performed by Meridian. For 2022, Meridian provided the C&B Committee with competitive industry and general market-related analyses and trends for executive base salary, short-term incentives and long-term incentives. Specifically, Meridian’s approach was to gather compensation data from public peer companies and to conduct market comparison analyses of the gathered data. Meridian also advised the C&B Committee on the composition of its compensation peer group, as described below.

Peer Group. Set forth below is the list of the companies comprising our peer group for purposes of setting 2022 compensation, which is referred to as our “2022 Peer Group”. The 2022 Peer Group companies were selected in order to ensure proper financial and operational alignment to the Company, with a particular focus on revenue, market capitalization, enterprise value, assets, percentage liquids, total production and total proved reserves, among other things. Compensation data for the 2022 Peer Group was presented to the C&B Committee and used by the C&B Committee to help direct its compensation decisions for NEOs in 2022.

Laredo Petroleum, Inc. Centennial Resource Development, Inc. Callon Petroleum Company Bonanza Creek Energy, Inc. Magnolia Oil & Gas Corporation Berry Corporation Oasis Petroleum, Inc. Amplify Energy Corp.	Ring Energy, Inc. Earthstone Energy, Inc. SilverBow Resources, Inc. Talos Energy Inc. Whiting Petroleum Corporation Contango Oil & Gas Company Battalion Oil Corporation

Elements of Our Compensation Program

Element	Characteristics	Primary Objective
Base Salary	Cash	Attract and retain highly talented individuals
Short-Term Incentives	Cash bonus	Reward individual and corporate performance
Long-Term Incentives	Equity awards that vest based on both performance achievement and continued service	Align the interests of our employees and shareholders by providing employees with incentives to perform in a manner that promotes share price appreciation and achieves long-term corporate objectives
Other Benefits	Participation in broad based 401(k) and employee health and welfare benefit plans and eligibility for benefits under an executive severance plan	Provide competitive benefits that promote employee health and support employees in attaining financial security

Base Salaries

Base salary is the principal fixed component of our compensation program, and has historically been reviewed in the first quarter of each year. It is intended to provide our NEOs with a fixed regular source of income to compensate them for their day-to-day efforts in managing the Company. Base salary levels vary depending on the NEO’s experience, responsibilities, education, professional standing in the industry, changes in the competitive marketplace and the importance of the position to the Company. The annual base salaries payable to our NEOs for 2022 and 2021 were as follows:

	Annualized Base Salary ($)
Name and Principal Position	2022	2021
Darrin J. Henke	550,000	500,000
President and Chief Executive Officer
Julia Gwaltney	400,000	363,000
Senior Vice President, Chief Operating Officer
Russell T Kelley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer	420,000	400,000

With respect to the salary increases for each NEO for 2022, the C&B Committee determined such adjustments to be appropriate in light of each NEO’s positive performance and contributions to the Company during 2021 and to bring NEO salary levels closer to the 50th percentile of the 2022 Peer Group data provided by Meridian as discussed above under “How Compensation is Determined-Peer Group.”

2022 Annual Incentive Cash Bonuses

We maintain an annual incentive plan that pays out cash bonuses to participating employees, including our NEOs, when certain milestones are achieved. The opportunity to earn an annual cash bonus creates a strong financial incentive for our NEOs and other participating employees to achieve or exceed near-term corporate goals.

Cash Bonus

As further discussed below, annual incentive cash bonuses are determined by the C&B Committee under our Annual Incentive Plan Guidelines based on our level of achievement of several Company financial and operational performance metrics, which the C&B Committee typically sets early in the year, as well as individual performance.

Under our Annual Incentive Plan Guidelines, a cash bonus pool is established for payment of cash bonuses to all of our employees. The size of the cash bonus pool is generally computed such that, if we meet our target goal exactly with respect to every performance metric and there are no adjustments for individual performance, the pool will fund at 100% and will be in an amount sufficient to pay all of our participating employees, including our NEOs, their target annual incentive cash bonuses for the year, which we refer to as the “Target Amount”. Under the Annual Incentive Award Guidelines, in any given year, the C&B Committee may increase or decrease the cash bonus pool if circumstances warrant. The flexibility the C&B Committee retains with respect to the size of the cash bonus pool and the cash bonus pool performance metrics is consistent with our belief that our cyclical and volatile business requires that we have a flexible compensation program responsive to different circumstances and different requirements at various points in time.

2022 Performance Metrics. The performance metrics established by the C&B Committee for the 2022 Annual Incentive Plan, which were approved by the Company in April 2022, are shown in the table below. The C&B Committee chose these particular metrics and the weightings associated therewith because the C&B Committee believed that these returns-focused metrics would drive our near-term success consistent with our business strategy and objectives. Specifically, the C&B Committee chose (i) Cash Return on Capital Invested (“CROCI”), for its emphasis on cash-on-cash returns, (ii) Capital Efficiency, for its emphasis on operational execution associated with the development program in a given year, and (iii) Cash Operating Expense, for its emphasis on operational efficiencies associated with ongoing operations, as these metrics most directly impact the cash return on capital deployed in the year and are most directly in the control of the NEOs. Additionally, the C&B Committee adopted the (i) Environmental Social and Governance metric with a 10% weighting due to its focus on environmental, safety and sustainability factors and (ii) the Strategic and Other Objectives metric with a 20% weighting due to the importance of the Company’s execution on its near-term strategic objectives. Similarly, the threshold, target and maximum levels were selected based upon a range of expectations which incentivize execution. Meridian advised the C&B Committee that these metrics are commonly used by members of our 2022 Peer Group, and by the oil and gas industry, to measure success.

    The Payout for each individual performance metric is determined by reference to a range that is established by the C&B Committee. If the threshold performance for a particular performance metric is not achieved (i.e., 2.25x CROCI with respect to the CROCI performance metric), the payout percentage for that metric is 0%. If the maximum performance for a particular performance metric is achieved (i.e., 4.25x CROCI with respect to the CROCI performance metric), the payout percentage for that metric is 200%. Results between the threshold and target and between target and the maximum will be interpolated accordingly to determine the applicable percentage (from 0% to 200%).

Performance Metric	Factor Weighting	Threshold Performance 0%	Target Performance 100%	Maximum Performance 200%	Actual Performance	Payout(1)	Weighted Payout(2)
Cash Return on Capital Invested(3)	25%	2.25x	3.25x	4.25x	2.49x	23.7%	5.9%
Capital Efficiency per BOE(4)	25%	$16.00	$14.00	$12.00	$18.47	0.0%	0.0%
Cash Operating Expense per BOE(5)	20%	$15.00	$13.50	$12.00	$14.73	17.8%	3.6%
Environmental, Social and Governance	10%	Based on C&B Committee’s Assessment				180.3%	18.0%
Strategic and Other Objectives	20%	Based on C&B Committee’s Assessment				200.0%	40.0%
Total Payout Level							67.5%
———————
(1)    Reflects bonus pool payout percentage based on achievement of the specific performance metric from 0% at threshold to 200% at maximum.
(2)    Represents the bonus pool payout percentage based on the percent of target achieved multiplied by the factor’s weighting.
(3)    CROCI is the actual and projected asset level revenue less lease operating expenses, gathering, processing and transportation expenses (including crude oil storage expenses and any costs associated with minimum commitments under the Company’s crude oil transportation and marketing agreements) and production tax and ad valorem expenses, from wells brought online in 2022 divided by capital expenditures (including non-drilling and completions capital expenditures) with respect to wells turned online in 2022.
(4)    Capital Efficiency per BOE means (i) the capital expenditures (including non-drilling and completions capital expenditures) for wells brought online in 2022 divided by (ii)(A) the undeveloped reserves of the Company converted to proved developed reserves during 2022 plus (B) actual production from such wells for 2022.
(5)    Cash Operating Expense per BOE means the Company’s (i) total cash direct operating expense for 2022, including lease operating expenses, gathering, processing and transportation expenses (including storage expenses), production tax and ad valorem expenses and general and administrative expenses, but excluding non-cash share-based compensation and nonrecurring items approved by the C&B Committee divided by (ii) total production sales on a BOE basis for 2022.

Environmental, Social and Governance Payout. For 2022, the C&B Committee assessed the environmental, social and governance metric, which comprised 10% of the overall bonus payout, at 180.3% of target based on the following, among other things:

•Publication of the Company’s inaugural Environmental, Social and Governance report in 2022;
•2022 Total Recordable Incident Rate of 0.76, well below the International Association of Drilling Contractors (IADC) average; and
•Initiated installation of non-emitting control valves on new locations in 2022 and initiated program to upgrade older locations.

Strategic and Other Objectives. For 2022, the C&B Committee assessed the strategic and other objectives metric, which comprised 20% of the overall bonus payout, at 200% based on the following, among other things:

•Record free cash flow generation in 2022;
•Closed eleven bolt-on transactions during the year;
•Integrated successfully the Lonestar acquisition;
•Initiated dividend and share repurchase program;
•Improved inventory by replacing 2022 drilled wells by 200+%; and
•Set numerous development records and optimized well design.

The targets for each of CROCI, Capital Efficiency per BOE, and Cash Operating Expense per BOE were set in early 2022 at levels informed by the Company’s 2022 budget and each of the metrics was significantly impacted by inflation during 2022. However, the C&B Committee determined not to adjust the metrics for the inflationary environment. The rigor of the performance goals and significant inflationary environment, coupled with a threshold payout of 0% (which the Committee instituted beginning in 2021), resulted in a total payout level for 2022 of 67.5% despite overall positive Company performance in 2022.

NEO Cash Bonus Criteria

The C&B Committee determines the actual amount of our NEOs’ annual incentive cash bonuses, if any, as described below.

Target Amounts. The Annual Incentive Plan Guidelines provide for annual incentive cash bonus targets for our NEOs. The table below shows each of our NEOs’ Target Amounts, which remained unchanged from 2021 levels as a percentage of base salary.

Name	2022 Target (% of Base Salary)
Darrin J. Henke	100
Julia Gwaltney	85
Russell T Kelley, Jr.	85

Peer Comparison Data. The cash bonus targets shown above are intended to result in our NEOs receiving annual cash bonuses in amounts that are competitive with our Peer Group when target performance goals are met and which constitute a reasonable and Peer Group-comparable portion of our NEOs’ total compensation.

Individual Performance and Determinations. The Annual Incentive Award Guidelines provide that each NEO’s individual bonus award is subject to adjustment based on their individual performance during the period. The C&B Committee found that Mr. Henke, Ms. Gwaltney and Mr. Kelley all performed well in 2022 in connection with the matters discussed above, particularly with respect to the strategic measures of performance; however, the committee did not elect to make any adjustments to the payout levels. Below are the final 2022 bonus payouts received by each of our NEOs.

Name	Annual Target ($)	Payout Percentage (%)	2022 Payout ($)
Darrin J. Henke	550,000	67.5	371,250
Julia Gwaltney	340,000	67.5	229,500
Russell T Kelley, Jr.	357,000	67.5	240,975

Long-Term Equity Compensation

Long-term equity awards align the interests of our NEOs with those of our shareholders by creating a strong financial incentive for our NEOs to promote our long-term financial and operational success and, along with our executive stock ownership guidelines, encourage NEO stock ownership. Long-term equity compensation awards are expressed in dollar values at grant. For our officers (including all the NEOs), 100% of the 2022 equity award were granted in the form of PBRUs. For other key employees, 50% of such awards were granted in the form of PBRSUs and 50% were granted in the form of TRSUs.

Our employees, including our NEOs, have long-term incentive plan (“LTIP”) targets based on their position within the Company. Mr. Henke, Ms. Gwaltney, and Mr. Kelley had LTIP targets of 300%, 250% and 250% of annual base salary, respectively, for 2022. Ms. Gwaltney’s target LTIP was increased to 250% in light of her promotion in March 2022. Generally, the Company grants total target equity awards in an amount equal to such employee’s annual base salary, multiplied by his or her LTIP target percentage, divided by the volume weighted average price per share for a period preceding the grant date. We believe this approach and the LTIP targets are consistent with our peer companies and our compensation philosophy of incentivizing and rewarding long-term performance. As a result, in April 2022, Mr. Henke, Ms. Gwaltney, and Mr. Kelley received target awards of 46,283 PBRSUs, 28,050 PBRSUs, and 29,453 PBRSUs, respectively.

The PBRSUs granted to Mr. Kelley in 2019 and 2020 each had a performance period that ended on December 31, 2022 and the awards were settled after the C&B Committee certified their final payout in February 2023. For more information on the terms of our TRSUs and PBRSUs and the vesting of Mr. Kelley’s awards, see the “Narrative Discussion of Equity Awards” that follows the Grants of Plan-Based Awards table.

Severance Plan

On May 23, 2022, the C&B Committee approved and adopted the Ranger Oil Corporation Executive Severance Plan (the “Severance Plan”). For a description of the benefits potentially payable under the Severance Plan, see the “Potential Payments upon Termination or a Change in Control” section below.

Compensation Program and Risk-Taking

The C&B Committee believes our compensation programs are appropriately structured to encourage and reward prudent decision-making and avoid excessive risk-taking. The C&B Committee, with the assistance of Meridian, reviewed the Company’s compensation programs in early 2023 to determine whether they encouraged excessive risk taking. Upon evaluation of the assessment, the C&B Committee concluded that our compensation programs do not encourage excessive risk-taking. The C&B Committee’s risk review identified the following risk mitigating features of our compensation programs:

•Significant market-based long-term incentive compensation components are aligned with long-term share ownership;
•Mix of salary, short-term and long-term compensation;
•A balance of discretionary and formulaic short-term incentive performance metrics;
•Capped short-term and long-term incentive payouts;
•Anti-hedging and anti-pledging policies; and
•Significant executive stock retention requirements.

The C&B Committee intends to adopt a clawback policy consistent with the requirements of Rule 10D-1 and the Nasdaq listing standards adopted thereunder on or prior to the effective date of such listing standards, to the extent such requirements are then applicable to us.

Policy Prohibiting Hedging

We believe that derivative transactions, including puts, calls and options, for our securities carry a high risk of inadvertent securities laws violations and also could afford the opportunity for our employees (including our NEOs) and directors to profit from a market view that is adverse to us. For these reasons, we prohibit all of our employees (including our NEOs) and directors from engaging in any type of derivative transaction (including short sales and buying or selling puts, calls or options) in respect of our securities. We also prohibit our employees and directors from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

Our 2022 Say-on-Pay Vote

At our 2022 Annual Meeting of Shareholders, approximately 98.6% of our shareholders voting on our “say-on-pay” proposal (excluding abstentions and broker non-votes) voted FOR the compensation paid to our NEOs as set forth in the “Executive Compensation” section of our 2022 Proxy Statement. The C&B Committee considered the outcome of this vote generally and did not make any changes to our compensation programs as a result of the overwhelming support of our executive compensation practices demonstrated by this vote.

Compensation and Benefits Committee Report

The Compensation and Benefits Committee has reviewed the information contained above under the heading “Compensation Discussion and Analysis” and has discussed the Compensation Discussion and Analysis with management. Based upon its review and discussions with management, the Compensation and Benefits Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for the fiscal year ended December 31, 2022.

Compensation and Benefits Committee

Joshua Schmidt (Chairman)
Richard Burnett
Edward Geiser
Kevin Cumming

Summary Compensation Table

The following table sets forth the compensation paid during or with respect to the years ended December 31, 2022, 2021 and 2020, to our NEOs for services rendered to us:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Compensation ($)	Stock Awards($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Darrin J. Henke	2022	550,000	371,250	2,201,451	54,800	3,177,501
President and Chief Executive Officer	2021	500,000	777,500	49,450	227,857	1,554,807
	2020	182,692	297,268	1,561,125	56,479	2,097,564
Julia Gwaltney(4)	2022	400,000	229,500	1,334,198	21,330	1,985,028
Senior Vice President, Chief Operating Officer	2021	315,715	479,795	441,287	153,761	1,390,558
Russell T Kelley, Jr.	2022	420,000	240,975	1,400,932	43,300	2,105,207
Senior Vice President, Chief Financial Officer and Treasurer	2021	400,000	528,700	1,107,836	26,249	2,062,785
	2020	400,000	271,490	185,265	1,249	858,004
———————
(1)    Represents the aggregate grant date fair value of TRSUs and PBRSUs units granted to each NEO in consideration for services rendered to us. These amounts were computed in accordance with FASB ASC Topic 718 and were based on the closing prices of our Class A Common Stock on the dates of grant in the case of TRSUs and the portion of the PBRSUs that vest based on Return on Capital Employed (“ROCE”), and based on a Monte Carlo simulation of potential outcomes in the case of the portion of the PBRSUs that vest based on total shareholder return. See Note 16 to our Original 10-K for additional information.
(2)    PBRSUs are reported in this column based on target level achievement, which was the probable outcome of such conditions on the dates of grant. The grant date values of the PBRSUs assuming that the highest level of performance conditions (200% of target) will be achieved was as follows:

Name	2022	2021	2020
Henke	$4,402,902	$98,900	$1,842,300
Gwaltney	$2,668,396	$882,574	$—
Kelley	$2,801,864	$2,215,617	$171,672
(3)    Amounts for 2022 include Company contributions to the NEOs’ designated charitable organizations under the Company’s matching gifts program of (i) $36,500 for Mr. Henke, (ii) $3,030 for Ms. Gwaltney, and (iii) $25,000 for Mr. Kelley. This amount also includes our matching and other contributions to our NEOs’ 401(k) plan accounts. The table below shows the amounts included in “All Other Compensation” for 2022:

Name	Company Contributions to 401(k) Plan	Matching Gifts Program Company Contributions
Henke	$18,300	$36,500
Gwaltney	$18,300	$3,030
Kelley	$18,300	$25,000
(4)    Ms. Gwaltney was promoted to Senior Vice President, Chief Operating Officer on March 3, 2022. Ms. Gwaltney joined the Company in January 2021 and therefore was not an NEO for 2020.

Grants of Plan-Based Awards

The following table sets forth information concerning the annual incentive cash bonus opportunities granted under the Annual Incentive Plan Guidelines and the PBRSUs granted under the Incentive Plan to our NEOs in 2022 by the C&B Committee.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of Stock Awards ($) (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Darrin J. Henke		—	550,000	1,100,000
	4/6/2022				—	46,283	92,566	2,201,451
Julia Gwaltney		—	340,000	680,000
	4/6/2022				—	28,050	56,100	1,334,198
Russell T Kelley, Jr.		—	357,000	714,000
	4/6/2022				—	29,453	58,906	1,400,932

(1)     Represents the threshold, target and maximum amounts of each NEO’s annual incentive cash bonus for 2022 under the Annual Incentive Plan Guidelines. See “Summary Compensation Table” above for the actual amounts received by each NEO.
(2)    Represents the PBRSUs granted under the Incentive Plan to our NEOs. The estimated future payout target column reflects a target payout of 100% of the PBRSUs granted and the awards could be earned at up to a maximum of 200% of the PBRSUs granted. See “Narrative Discussion of Equity Awards” for the terms of such awards.
(3)    Represents the grant date fair value of the awards granted to the NEOs on the date indicated computed in accordance with FASB ASC Topic 718. The value ultimately realized by the NEOs upon the actual vesting of the awards may be more or less than the grant date fair value.

Narrative Discussion of Equity Awards

2022 PBRSUs

We granted PBRSUs to each of our NEOs in April 2022. The PBRSUs vest from 0% to 200% of the target amount based (i) 50% on the Company’s annualized total shareholder return (“TSR”) on an absolute basis and relative to the TSR of certain peer companies, and (ii) 50% on average annual ROCE, in each case over the performance period beginning on January 1, 2022 and ending on December 31, 2024. The peer group of companies used for determining the TSR portion of the 2022-2024 PBRSUs were selected based on, among other considerations, market capitalization, enterprise value, net debt, EBITDA, percentage liquids, production and reserves value, and includes the following (the “TSR Peer Group”):

Berry Corporation Matador Resources Company Callon Petroleum Company Centennial Resource Development, Inc. Civitas Resources, Inc. Oasis Petroleum Inc. HighPeak Energy, Inc.	Battalion Oil Corporation Earthstone Energy, Inc. Laredo Petroleum, Inc. SM Energy Company Whiting Petroleum Corporation Magnolia Oil & Gas Corp.

The number of shares ultimately earned with respect to the TSR portion of the 2022-2024 PBRSUs will be determined as follows based on the Company’s annualized TSR performance relative to the TSR Peer Group and its absolute annualized TSR performance:

Annualized TSR Performance Relative to TSR Peer Group	Absolute Annualized TSR Performance
	<=0%	0.1% - 25.0%	>25%
<25th Percentile	0.0%	25.0%	50.0%
>=25th Percentile	0.0%	50.0%	100.0%
>=50th Percentile	25.0%	100.0%	150.0%
>=75th Percentile	50.0%	125.0%	200.0%
The number of shares ultimately earned with respect to the average ROCE portion of the 2022-2024 PBRSUs will be determined as follows, with interpolation for performance between the threshold, target and maximum levels:

	Average ROCE Performance	Payout %
Threshold	27.5%	0%
Target	35.0%	100%
Maximum	42.5%	200%

2019 and 2020 PBRSUs

The Company previously granted PBRSUs to Mr. Kelley in 2019 and in 2020 that each had a performance period from January 1, 2020 to December 31, 2022. Such PBRSUs were eligible to vest from 0% to 200% of the target PBRSUs granted based on the Company’s relative TSR achievement during the performance period. In February 2023, the C&B Committee reviewed our relative TSR achievement and certified the vesting of such PBRSUs at 92% of the target PBRSUs granted.

Effect of Baytex Merger on Outstanding Awards

In connection with the Baytex Merger, each of our TRSUs and PBRSUs that is outstanding immediately prior to the merger effective time will be converted into time-vested awards with respect to the common shares of Baytex based on the conversion ratio specified in the Merger Agreement. TRSUs will remain subject to the same vesting schedule following conversion. The conversion ratio for PBRSUs will be based on the number of shares issuable at maximum performance and such awards will remain subject to the same time-vesting schedule following conversion. For a description of the effect of a termination of the NEOs’ employment following the Baytex Merger on such converted equity awards, see the “Potential Payments upon Termination or a Change in Control” section below.

Employment Contracts

The Company currently maintains no employment agreements with any of its executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each of our NEOs, information regarding outstanding equity awards on an award-by-award basis as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Darrin J. Henke	19,166(2)	$774,881
			57,500(3)	$4,649,450
			46,283(4)	$3,742,443
Julia Gwaltney	16,133(5)	$652,257
			24,200(3)	$1,956,812
			28,050(4)	$2,268,123
Russell T Kelley, Jr.	11,922(6)	$482,006
			60,753(3)	$4,912,488
			29,453(4)	$2,381,570

(1)The value of these awards is based on the number of shares reported multiplied by $40.43, the closing price of our Class A Common Stock on December 30, 2022, the last trading day of our fiscal year.
(2)All 19,166 of these TRSUs will vest on August 26, 2023.
(3)The performance period for these PBRSUs will end on December 31, 2023. For purposes of this table, the market value of these PBRSUs reflects an assumed payout percentage of 200%.
(4)The performance period for these PBRSUs will end on December 31, 2024. For purposes of this table, the market value of these PBRSUs reflects an assumed payout percentage of 200%.
(5)Of these TRSUs, 8,067 vested on January 11, 2023 and 8,066 will vest on January 11, 2024.
(6)All 11,922 of these TRSUs vested on March 19, 2023.

Stock Vested in 2022

The following table sets forth the number of shares of our Class A Common Stock acquired upon the vesting of TRSUs and PBRSUs during 2022:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Darrin J. Henke	19,166	778,906
Julia Gwaltney	8,067	249,906
Russell T Kelley, Jr.	59,843	2,335,951
———————
(1)Amount is based on the number of shares of restricted stock units vested multiplied by the market value of the underlying shares on the vesting date.

Potential Payments upon Termination or a Change in Control

Our NEOs participate in the Severance Plan. The Severance Plan provides for the following payments and benefits:

•In the event of a termination of employment without “Cause” (other than due to the NEO’s death or disability) or resignation for “Good Reason” (each as defined in the Severance Plan) within 24 months following a Change in Control (as defined in the Severance Plan), our NEOs would be eligible to receive: (i) severance pay equal to the sum of the NEO’s (x) base salary and (y) target annual bonus, multiplied by 2.5 for Mr. Henke and 2.0 for all other NEOs, (ii) an amount equal to any earned but unpaid annual bonus the NEO would have received for the prior fiscal year based on actual performance, (iii) a prorated (based on the number of whole months worked during the year) annual bonus for the year in which the termination occurs based on actual performance, (iv) Company-subsidized COBRA continuation coverage for the NEO and his or her eligible dependents for 18 months and (v) Company-provided outplacement assistance up to a maximum cost of up to $10,000.
•In the event of a termination of employment without “Cause” (other than due to the NEO’s death or disability)or resignation for “Good Reason” outside of the Change in Control period above, our NEOs would be eligible to receive: (i) severance pay equal to the NEO’s base salary multiplied by 2.0 for Mr. Henke, payable in equal installments over a 24 month period, and 1.0 for all other NEOs, payable over a 12 month period, (ii) an amount equal to any earned but unpaid annual bonus the NEO would have received for the prior fiscal year based on actual performance, and (iii) Company-subsidized COBRA continuation coverage for the NEO and his or her eligible dependents for 18 months.

All benefits under the Severance Plan are conditioned upon the NEOs’ execution of an effective release of claims in favor of the Company and his or her compliance with customary confidentiality, non-disparagement, non-solicitation and non-compete covenants.

Under the Incentive Plan and the applicable award agreements for TRSUs, upon a termination of the NEO’s service by the Company without Cause or the NEO’s resignation for Good Reason within the 12-month period following a Change in Control (as such terms are defined in the Incentive Plan and/or the award agreement), all unvested TRSUs will vest in full. Otherwise, upon a termination of service by the Company without Cause or by the officer for Good Reason, the next tranche of TRSUs scheduled to vest will vest as of the date of such termination. Upon an NEO’s termination of service by the Company due to the NEO’s death or Disability (as defined in the award agreement), a pro-rated portion of the TRSUs will vest as of the date of such termination.

Under the Incentive Plan and the applicable award agreements for PBRSUs, upon the occurrence of a Change in Control in which the surviving entity fails to assume the award or substitute it with a substantially equivalent award, the PBRSUs will vest based on the Company’s achievement of the applicable performance measures through the date of the Change in Control. Otherwise upon a termination of the NEO’s service by the Company without Cause or the officer’s resignation for Good Reason (as such terms are defined in the Incentive Plan and/or the award agreement) within the 12-month period following a Change in Control, the PBRSUs will vest based on the Company’s achievement of the applicable performance measures through the date of such NEO’s termination. Outside of a Change in Control, upon an NEO’s termination of service by the Company without Cause or by the officer for Good Reason, or due to such officer’s death or Disability (as defined in the award agreement), a pro-rated portion of the PBRSUs will vest based on the Company’s achievement of the applicable performance measures through the date of such termination multiplied by a fraction representing the period of time in the performance period during which such NEO was employed.

Baytex Merger

The Baytex Merger will constitute a Change in Control under the Severance Plan. Further, as discussed above, in connection with the consummation of the Baytex Merger, each of our outstanding TRSUs and PBRSUs will be converted into time-vested awards with respect to the common shares of Baytex, with PBRSUs converting based on the number of shares issuable at maximum performance. Upon an involuntary termination of the NEO’s employment by the Company, Baytex or any of their subsidiaries without Cause (as defined in the Incentive Plan) or, to the extent originally provided in the Company award agreement, the NEO’s resignation for Good Reason (as defined in the Company award agreement), in each case, that occurs within 12 months following the consummation of the Baytex Merger, such converted equity awards will vest in full as of the termination date.

Estimated Payments

The table below and the discussion that follows reflect the amount of compensation payable to each NEO upon termination from the Company under several scenarios assuming such termination was effective December 31, 2022. Accordingly, the table below does not reflect the potential effects of the Baytex Merger.

Name of Executive Officer	Cash Severance ($)	Accelerated Vesting of Restricted Stock Units (#)	Total Estimated Value of Accelerated Vesting ($)(1)	Other Benefits ($)(2)
Darrin J. Henke
Death or Disability(5)	—	114,243	4,618,844	—
Change in Control(3)(4)	2,750,000	226,732	9,166,775	46,000
Termination by Employee
Without Good Reason or by Company for Cause	—	—	—	—
Termination for Good
Reason or by Company Without Cause(5)	—	126,688	5,121,996	36,000
Julia Gwaltney
Death or Disability(5)	—	58,813	2,377,810	—
Change in Control(3)(4)	1,480,000	120,633	4,877,192	46,000
Termination by Employee
Without Good Reason or by Company for Cause	—	—	—	—
Termination for Good
Reason or by Company Without Cause(5)	—	59,033	2,386,704	36,000
Russell T Kelley, Jr.
Death or Disability(5)	—	110,046	4,449,160	—
Change in Control(3)(4)	1,554,000	192,334	7,776,064	46,000
Termination by Employee
Without Good Reason or by Company for Cause	—	—	—	—
Termination for Good
Reason or by Company Without Cause(5)	—	112,561	4,550,841	36,000
———————
(1)    Reflects value of accelerated vesting of equity grants at $40.43 per share (closing price on December 30, 2022, the last trading day of the fiscal year).
(2)    Includes estimated cost of Company-subsidized COBRA continuation coverage for 18 months and costs of outplacement services of up to a maximum cost of $10,000, as applicable.
(3)    Assumes vesting of the PBRSUs at 200%.
(4)    Assumes a qualifying termination within 24 months following such Change in Control.
(5)    Assumes a performance multiplier of 200%. Pursuant to the applicable award agreements, the number of shares that vest is based on performance multiplier times the portion of the performance period during which the NEO was employed.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table sets forth certain information as of December 31, 2022, regarding the securities issued and to be issued under our equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by shareholders(1)	831,371(2)	n/a(3)	3,142,239
Equity compensation plans not approved by shareholders(4)	198,700(2)	n/a(3)	n/a
_______________________
(1)    In July of 2019, our shareholders approved the Incentive Plan which included an aggregate share reserve of 675,000 shares of Common Stock plus (a) any shares remaining available for grant under the Penn Virginia Corporation 2016 Management Incentive Plan (the “Prior Plan”) as of such time and (b) any shares subject to outstanding awards under the Prior Plan as of such time that are forfeited, terminated, expire or otherwise lapse without being exercised (to the extent applicable), or are settled in cash.
(2)    This amount consists of outstanding TRSUs and PBRSUs and includes the maximum number of shares that may be issued upon settlement of outstanding performance-based restricted stock units.
(3)    Restricted stock units do not have an exercise price and thus are not reflected here. We have no outstanding stock options.
(4)    Consists of outstanding inducement grants to Darrin J. Henke and Julia Gwaltney, which reflect the remaining tranches of awards granted upon their joining the Company in August 2020 and January 2021, respectively, in accordance with Nasdaq Listing Rule 5635(c)(4), with 50% of such awards in PBRSUs with a 2021-2023 performance period and 50% in TRSUs vesting over three years from the date of hire. These inducement grants were made outside of the Incentive Plan, but on terms and conditions substantially similar to those contained in the Incentive Plan.

PAY RATIO DISCLOSURE

The 2022 annual total compensation of the median compensated of all our employees who were employed as of December 31, 2022, other than our CEO, Darrin Henke, was $96,227; Mr. Henke’s 2022 annual total compensation was $3,177,501, and the ratio of these amounts was 1 to 33.

We selected December 31, 2022, as the date upon which to identify our median compensated employee. On that date, our employee population consisted of 136 employees excluding the CEO. To identify the median compensated employee, we utilized the annual total compensation as reported in Box 1 of each employee’s Form W-2 for 2022 provided to the Internal Revenue Service. We believe this methodology provides a reasonable basis for determining each employee’s total annual compensation and is an economical way to evaluate our employee population’s total annual compensation and to identify our median employee. For the employees hired during 2022, we utilized the annual total compensation reported on each such employee’s Form W-2 for 2022 without annualization adjustments. Once we identified our median employee, we calculated that employee’s annual total compensation for 2022 in the same manner that we determined the total compensation of our NEOs for purposes of the Summary Compensation Table set forth above. This resulted in an annual compensation of $96,226.90 for the identified median compensated employee for the year ended December 31, 2022. The calculation of the total compensation for our CEO is included in the Summary Compensation Table set forth above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

Unless otherwise indicated below, the following table sets forth, as of April 25, 2023, the amount and percentage of our outstanding shares of Common Stock beneficially owned by (i) each person known by us to beneficially own more than 5% of our outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table under the heading “Executive Compensation—Summary Compensation Table” and (iv) all of our directors and executive officers as a group:

Name of Beneficial Owners(1)	Class A Common Stock Beneficially Owned	Class A Common Stock Percent of Class(2)	Class B Common Stock Beneficially Owned	Class B Common Stock Percent of Class(2)	Combined Voting #(3)	Combined Voting (%)(2)
5%+ Holders:
Juniper Capital Advisors, L.P.(4)	—	—	22,548, 998	100%	22,548,998	54.3%
BlackRock, Inc(5)	3,026,063	15.9%	—	—	3,026,063	7.3%
The Vanguard Group(6)	1,426,937	7.5%	—	—	1,426,937	3.4%
State Street Corporation(7)	1,603,348	8.4%	—	—	1,603,348	3.9%
Directors/Named Executive Officers
Edward Geiser(8)	—	—	22,548,998	100%	22,548,998	54.3%
Richard Burnett	22,650	*	—	—	22,650	*
Jeffrey E. Wojahn	17,857	*	—	—	17,857	*
Tiffany Thom Cepak	14,491	*	—	—	14,491	*
Kevin Cumming	—	—	—	—	—	—
Joshua Schmidt	—	—	—	—	—	—
Garrett Chunn	—	—	—	—	—	—
Timothy Gray	—	—	—	—	—	—
Darrin Henke	26,943	*	—	—	26,943	*
Julia Gwaltney	11,812	*	—	—	11,812	*
Russell T Kelley, Jr.	59,524	*	—	—	59,524	*
Directors and Executive Officers as a group (11 persons)	153,277	*	22,548,998	100%	22,702,275	54.6%
_____________________
*    Represents less than 1%.
(1)    Unless otherwise indicated, all shares are owned directly by the named holder and such holder has the sole power to vote and dispose of such shares.
(2)    Based on 19,008,710 shares of our Class A Common Stock and 22,548,998 shares of our Class B Common Stock issued and outstanding on April 25, 2023.
(3)    Reflects the combined voting power of the Class A and Class B Common Stock. Each share of Class B Common Stock entitles the holder thereof to one vote on all matters submitted to a vote of the holders of Class A Common Stock (subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions) and is redeemable or exchangeable for (together with one Common Unit) one share of Class A Common Stock.
(4)    Juniper Capital Advisors, L.P. has shared voting power with respect to 22,548,998 shares of Class B Common Stock. Juniper Capital II GP, L.P. has shared dispositive power with respect to 5,406,141 shares of Class B Common Stock. Juniper Capital III GP, L.P. has shared dispositive power with respect to 17,142,857 shares of Class B Common Stock. The address of Juniper Capital Advisors, L.P., Juniper Capital II GP, L.P. and Juniper Capital III GP. L.P. is 2727 Allen Parkway, Suite 1850, Houston, Texas 77019.
(5)    Based solely on a Schedule 13G/A filed with the SEC on January 23, 2023 by BlackRock, Inc. Such filing indicates that, as of December 31, 2022, BlackRock, Inc. had sole voting power with respect to 2,998,559 shares of Class A Common Stock and sole dispositive power with respect to 3,026,063 shares of Class A Common Stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(6)    Based solely on a Schedule 13G/A filed with the SEC on February 9, 2023 by The Vanguard Group. Such filing indicates that, as of December 31, 2022, The Vanguard Group had sole dispositive power with respect to 1,377,401 shares of Class A Common Stock, shared voting power with respect to 32,743 shares of Class A Common Stock and shared dispositive power with respect to 49,536 shares of Class A Common Stock. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(7)    Based solely on a Schedule 13G/A filed with the SEC on February 10, 2023 by State Street Corporation. Such filing indicates that, as of December 31, 2022, State Street Corporation had shared voting power with respect to 1,589,478 shares of Class A Common Stock and shared dispositive power with respect to 1,603,348 shares of Class A Common Stock. The address of State Street Corporation is 1 Lincoln Street, Boston, MA 02111.
(8)    Mr. Geiser has shared voting and dispositive power over 22,548,998 shares of Class B Common Stock.

We are not aware of any arrangement, other than the Merger Agreement discussed above, the operation of which may lead to a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Regarding Transactions with Related Persons

Under our Corporate Governance Principles, all directors must recuse themselves from any decision affecting their personal, business or professional interests unless otherwise determined by the Board (excluding such director). We have adopted Related Person Transaction Policies and Procedures regarding the review, approval, ratification, or disapproval by our Audit Committee of transactions between us or any of our subsidiaries and any related person (defined in the policy to include our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our common stock, and any immediate family member of any of the foregoing persons) in which the amount involved since the beginning of our last completed fiscal year will or is expected to exceed $120,000 and in which one or more of such related persons has or will have a direct or indirect interest. In approving or rejecting any such transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or vote on approval, ratification, or disapproval of the transaction. There have not been any transactions with a related person within the scope of Item 404(a) of Regulation S-K since January 1, 2022, other than the transactions described below.

Transactions with Juniper

As discussed elsewhere, affiliates of Juniper own approximately 54% of the Common Stock of the Company. The Investor Rights Agreement with Juniper provides for certain rights and obligations with respect to the governance of the Company, including rights to nominate a number of members of the Board based on Juniper’s beneficial ownership of the Company, and certain registration rights with respect to the Common Stock.

Affiliates of Juniper or their permitted transferee(s) have the right to exchange their Common Units and Class B Common Stock for shares of our Class A Common Stock on a one-for-one basis (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or cash, at the Company’s option.

Director Independence

The NESG Committee of the Board has determined and recommended that the Board determine, and the Board has affirmatively determined, that each of Messrs. Chunn, Cumming, Geiser, Gray, Burnett, Schmidt and Wojahn and Ms. Cepak (collectively, the “Independent Directors”) is an “independent director,” and that during the time in which he served on the Board in 2022, Temitope Ogunyomi was an “independent director,” as defined by the Nasdaq listing standards and applicable SEC rules and regulations. The Board has determined that none of the Independent Directors has (and that Mr. Ogunyomi did not have) any direct or indirect material relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director of the Company. In making this determination, the Board took into account the affiliation of each of the Investor Directors with Juniper and determined that this affiliation did not result in any relationship that interferes with the exercise of his independent judgment in carrying out the responsibilities of a director of the Company and therefore did not preclude a finding of independence.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following is a summary and description of fees for services provided by Grant Thornton LLP (“Grant Thornton”) for the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees (1)	$1,131,700	$978,900
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,131,700	$978,900
_________________
(1)Audit fees consist of fees for the audit of our consolidated financial statements, reviews of interim financial statements, the audit of our internal control over financial reporting, and fees in connection with registration statements and in 2021, a senior notes offering.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit, audit-related and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting. All services rendered for us by Grant Thornton in 2022 were pre-approved by the Audit Committee.

Audit Committee Report

Under the rules established by the SEC, we are required to provide certain information about the Company’s independent registered public accounting firm and the Company’s financial statements for its most recently ended fiscal year. The Audit Committee of the Board is furnishing the following report in fulfillment of the SEC’s requirements.

As discussed under the heading “Corporate Governance—Committees of the Board—Audit Committee,” the responsibilities of the Audit Committee include recommending that the Company’s financial statements be included in its Annual Report on Form 10-K. The Audit Committee took a number of steps in making this recommendation for the fiscal year ended December 31, 2022. First, the Audit Committee reviewed and discussed with the Company’s management and Grant Thornton, the Company’s independent registered public accounting firm for 2022, the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2022. Second, the Audit Committee discussed with Grant Thornton the matters required to be discussed by applicable standards of the Public Company Accounting Oversight Board, or the “PCAOB,” including information regarding the scope and results of the audit, and the SEC. These discussions were intended to assist the Audit Committee in overseeing the Company’s financial reporting and disclosure process. Finally, the Audit Committee received the written disclosures and the letter from Grant Thornton required by the applicable requirements of the PCAOB regarding Grant Thornton’s communications with the Audit Committee concerning independence, and has also discussed with Grant Thornton its independence. Through its discussions with Grant Thornton and management, including discussions with Grant Thornton and management regarding the financial statements, discussions with Grant Thornton regarding the scope and results of the audit and Grant Thornton’s independence and such other matters deemed relevant and appropriate by the Audit Committee, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s 2022 Annual Report on Form 10-K for filing with the SEC.
Audit Committee

Richard Burnett (Chairman)
Tiffany Thom Cepak
Jeffrey Wojahn

Part IV

Item 15. Exhibits and Financial Statement Schedules
(1)    Financial Statements
No financial statements are filed with this Annual Report on Form 10-K/A.
(2)    Exhibits
The following documents are included as exhibits to this Annual Report on Form 10-K/A. Those exhibits incorporated by reference are indicated as such in the parenthetical following the description. All other exhibits are included herewith.

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

(2.4)
Agreement and Plan of Merger, dated as of February 27, 2023, by and between Baytex Energy Corp. and Ranger Oil Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 28, 2023).

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

(4.2)	Form of 9.250% Senior Note due 2026 (incorporated by reference as Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2021).
(4.3)	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed on March 8, 2022).
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

(10.5.4) *
Fifth Amendment to Second Amended and Restated Construction and Field Gathering Agreement dated as of July 26, 2022 but made effective as of July 1, 2022, by and between Ironwood Shiner Pipeline, LLC, as successor to Nuevo Dos Gathering and Transportation, LLC, as successor to Republic Midstream, LLC and Penn Virginia Oil & Gas L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022).

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

(10.7.5)*	Form of Performance Restricted Stock Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021).
(10.7.6)*	Amendment No. 1 to the Penn Virginia Corporation 2017 Special Severance Plan (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 10-K filed on March 9, 2021).
(10.7.7)*	Ranger Oil Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2022).
(10.8)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 11, 2016).
(10.9)*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 21, 2020).
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

(21.1)#	Subsidiaries of Ranger Oil Corporation (incorporated by reference to the Original 10-K).
(23.1)#	Consent of Grant Thornton LLP (incorporated by reference to the Original 10-K).
(23.2)#	Consent of DeGolyer and MacNaughton (incorporated by reference to the Original 10-K).
(31.1)#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Original 10-K).
(31.2)#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Original 10-K).
(31.3)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.4)††	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(99.1)#	Report of DeGolyer and MacNaughton dated February 2, 2023 concerning evaluation of oil and gas reserves (incorporated by reference to the Original 10-K).
(101.INS)#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)#	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)#	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)#	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)#	The cover page of Ranger Oil Corporation’s Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K/A for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
_________________
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

RANGER OIL CORPORATION

April 26, 2023	By:	RUSSELL T KELLEY, JR.
Russell T Kelley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 26, 2023	By:	KAYLA D. BAIRD
Kayla D. Baird
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)